Form 10-K405
period 1998-12-31
MISSION WEST PROPERTIES INC
filed 1999-03-31
CIK 1067419

SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED: DECEMBER 31, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 1-8383

                         MISSION WEST PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            MARYLAND                                           95-2635431
  State or other jurisdiction of                            (I.R.S. Employer
   Incorporation or organization)                         Identification Number)

  10050 BANDLEY DRIVE, CUPERTINO CA                               95014
  (Address of principal executive offices)                     (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 725-0700
                                ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH

  Common Stock, par value $.001 per share            American Stock Exchange
                                                      Pacific Exchange, Inc.


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 29, 1999, as reported on the American Stock Exchange, was approximately $52,895,968. As of March 29, 1999, there were 8,233,583 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K:

      Form S-4 Registration Statement filed on May 15, 1998 and declared effective on November 23, 1998. (Registration No. 333-52835-99) (the "Registration Statement"), and the prospectus dated November 23, 1998 filed pursuant to SEC Rule 424(b)(3), which are incorporated by reference into Part I, Items 1 and 4.

      Form 8-K, dated March 12, 1998, to report the Company's change in independent auditors. This Form 8-K is incorporated by reference into Part I, Item 9.

      Form 8-K, dated on December 30, 1998, to report the Company's succession to the assets and liabilities of Mission West Properties, a California corporation. This Form 8-K is incorporated by reference into Part I, Item 1.

                      WHERE YOU CAN FIND MORE INFORMATION

This annual report does not contain all the information set forth in the exhibits and schedules filed in accordance with the rules and regulations of the SEC, and we are incorporating omitted information by this reference. Statements made in this annual report concerning the contents of any contract, agreement or other document filed as an exhibit to the registration statement are summaries of the terms of the contracts, agreements or documents and are not necessarily complete. You should read each exhibit for a more complete description of the matters involved. The exhibits filed with the SEC may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference facility maintained by the Room 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330. Reports, proxy statements and other information about us filed with the SEC also are available at the web site maintained by the SEC on the World Wide Web at http://witness.sec.gov. and may also be inspected at the offices of the American Stock Exchange, 86 Trinity Place, New York, New York, and the Pacific Exchange Incorporation, 301 Pine Street, San Francisco, California.

You also may request a copy of these filings, at no cost upon written or oral request by writing or telephoning us at the following address or telephone number: Mission West Properties, Inc., 10050 Bandley Drive, Cupertino, California 95014; telephone: (408) 725-0700.

                         MISSION WEST PROPERTIES, INC.


                         1998 FORM 10-K ANNUAL REPORT

                               Table of Contents


                             PART I
                                                                        PAGE NO.
Item 1.  Business                                                            1

Item 2.  Properties                                                         12

Item 3.  Legal Proceedings                                                  15

Item 4.  Submission of Matters to a Vote of Security Holders                15
         Executive Officers of the Registrant

                            PART II

Item 5.  Market for the Registrant's Common Equity and Related              16
         Stockholder Matters

Item 6.  Selected Financial Data                                            17

Item 7.  Management's Discussion and Analysis of Financial                  20
         Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data                        29

Item 9.  Changes in and Disagreements with Accountants on                   68
         Accounting and Financial Disclosure

                            PART III

Item 10. Directors and Executive Officers of the Registrant                 69

Item 11. Executive Compensation                                             71

Item 12. Security Ownership of Certain Beneficial Owners and Management     74

Item 13. Certain Relationships and Related Transactions                     76

                            PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports              79
         on Form 8-K

         Signatures                                                         81
                                      iii

IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART I, ITEM 1 UNDER "RISK FACTORS" AND IN PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                    PART I

ITEM 1.    BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

Mission West Properties, Inc. (the "Company") is engaged in the management, leasing, marketing, development and acquisition of R&D office properties, primarily located in the "Silicon Valley" portion of the San Francisco Bay Area. We currently manage 71 properties totaling approximately 4.52 million square feet through our controlling interest in four separate partnerships in which we are the sole general partner. For the year ending December 31, 1999, we will elect to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and will operate as a self-managed, self-administered and fully integrated REIT. Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, the members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests (the "Berg Group"). In December 1998, our predecessor corporation Mission West Properties (also referred to in this document as the "Company"), reincorporated under the laws of the State of Maryland. Our principal executive offices are located at 10050 Bandley Drive, Cupertino, California 95014, and our telephone number is
(408) 725-0700.

The operating partnerships are engaged in the combined operation and ownership of our properties under the terms of an acquisition agreement, as amended, and an agreement of limited partnership, which is identical in all material respects for all four of the limited partnerships. Generally, as the sole general partner of the operating partnerships, we control the business and assets of the operating partnerships and have full and complete authority, discretion and responsibility with respect to the operating partnerships' operations and transactions, including, without limitation, acquisitions of additional properties, borrowing funds, raising new capital, leasing buildings, as well as selecting and supervising all agents of the operating partnerships.

Through its authority to manage our business and affairs, our board of directors directs the business of the operating partnerships. The Berg Group members have the right to nominate two individuals for election to the board of directors as long as the members of the Berg Group and their affiliates (other than the Company and the operating partnerships) beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a fully-diluted basis (including all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire voting stock of the Company, and all units of limited partnership interests in the operating partnerships ("L.P. Units") exchangeable or redeemable for common stock). If the members of the Berg Group and their affiliates beneficially own, in the aggregate, less than 15% but at least 10% of the common stock, on a fully-diluted basis, the Berg Group members have the right to nominate one individual for election to the board of directors. Notwithstanding the Company's effective control of the operating partnerships, the consent of the limited partners holding the right to vote, in the aggregate, a majority of the total number of L.P. Units outstanding is required with respect to certain significant actions involving the operating partnerships. See "Risk Factors--Control of the Company and the Operating Partnerships by Mr. Berg and His Affiliates."

As of March 15, 1999, the operating partnerships had an aggregate of 60,151,697 L.P. Units outstanding, of which 56,464,623 L.P. units were held by Carl E. Berg and other members of the Berg Group.

BUSINESS AND STRATEGY

Carl E. Berg, the Company's President and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for approximately 30 years, most recently through Berg & Berg Developers ("Berg & Berg"), a general partnership of Carl E. Berg and Clyde J. Berg. In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing electronics industry in the area of Santa Clara County that has come to be known as "Silicon Valley" (a term that now encompasses much of the southern portion of the San Francisco Bay Area). Since 1972, Mr. Berg also has been actively involved in venture capital investments in technology companies in the Silicon Valley. Directly and through various venture capital partnerships, he has made early-round equity investments in more than 100 technology companies, including such companies as Amdahl Corporation, Sun Microsystems, Inc., Integrated Device Technologies, Inc., Valence Technology, Inc., Iwerks Entertainment, Inc., On-Common Video, Inc. and Videonics, Inc. Mr. Berg has served on the boards of directors of numerous technology companies and currently serves on six such boards. These activities have helped Mr. Berg and the Company to develop a detailed understanding of the real estate requirements of technology companies, to acquire valuable market information, to increase its name recognition within the venture capital and entrepreneurial communities, and to manifest its commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in the information technology industry provide a significant benefit to the Company.

The business and portfolio of Silicon Valley R&D properties of the Company are based upon the historical Berg & Berg business strategy which incorporates the following elements:

o STRONG GEOGRAPHIC AND INDUSTRY FOCUS. We focus our activities on addressing the facility requirements of technology-oriented companies in the Silicon Valley. With Silicon Valley's highly educated and skilled work force, recent history of numerous successful start-up companies, and large contingent of venture capital firms, we believe that this region will continue to spawn successful new high-growth industries and entrepreneurial businesses to an extent matched nowhere else in the United States. We believe that this focus has enabled Berg & Berg, and now the Company, to gain a thorough understanding of the Silicon Valley real estate market, to anticipate trends in the market, to identify and concentrate its efforts on the most favorably located sub-regions of the market and to take advantage of its experience and its extensive contacts and relationships with local government agencies, real estate brokers and subcontractors, as well as with tenants and prospective tenants.

o LEAN, EXPERIENCED MANAGEMENT TEAM. In part because of its primary focus on Silicon Valley and the special real estate requirements of technology tenants, Berg & Berg was able to conduct and expand its business with a small management team comprised of highly-qualified and experienced professionals working within a relatively flat organizational structure. We have succeeded to Berg & Berg's management team. These managers share a common approach to property development and management. We believe that the leanness, experience and continuity of this management team will also enable us to rapidly assess and respond to market opportunities and tenant needs, minimize development and construction risks, control operating expenses and develop and maintain excellent relationships with tenants. We further believe that these advantages translate into significantly lower costs for operations and construction which give us the ability to compete favorably with other R&D property developers in Silicon Valley, especially for build-to-suit projects subject to competitive bidding. Furthermore, a lower cost structure should allow us to generate better returns from properties whose value can be increased through appropriate remodeling and efficient property management.

o MARKET AWARENESS AND SENSITIVITY. We will continue to follow Berg & Berg's demand-driven approach to the R&D property business in which we will use our in-depth experience and extensive industry contacts to identify the facility requirements of tenants and potential tenants in the Silicon Valley and its various sub-regions.

o EMPHASIS ON GENERAL PURPOSE FACILITIES, SINGLE TENANT PROJECTS AND LONG-TERM TENANT RELATIONSHIPS. All of our properties are general purpose R&D properties, located in desirable sub-regions of the Silicon Valley. Such properties have been developed for, or leased to, single tenants, many of whom are large, publicly-traded electronics companies. Most of our major tenants have occupied their properties for many years pursuant to fully net leases under which the tenant pays all operating costs. We intend to sustain Berg & Berg's practice of emphasizing the development of single-tenant rather than multi-tenant properties which has contributed to relatively low turnover and high occupancy rates. We believe that the relatively small number of tenants occupying our 71 properties allows us to efficiently manage the properties and serve the needs of our tenants without the need for an extensive in-house staff or the assistance of a third-party management organization. In addition, this emphasis allows us to pay less for tenant improvements and leasing commissions than multi-tenant, high turnover property owners, and also reduces the time and expense associated with obtaining building permits and other government approvals. We believe that the relatively stable, extended relationships which Berg & Berg has developed with its key tenants will be a valuable factor in the expansion of our business.

o SOUND PROPERTY MANAGEMENT PRACTICES. Berg & Berg Enterprises, Inc. ("BBE"), an affiliate of Carl E. Berg, has provided design and construction management personnel to Berg & Berg in all phases of its acquisition, development and property management businesses. We intend to make extensive use of BBE's staff as we expect to retain Berg & Berg's focus on similar types of development projects to more efficiently utilize these skills and experience. For each property, the BBE staff develops a specific development, marketing and property management program. It selects vendors and subcontractors on a competitive bidding basis from a select group of highly qualified firms with whom it maintains ongoing relationships and carefully supervises their work. We believe that, as a result of these sound operating practices, Berg & Berg has acquired a reputation for completing its projects on time and within budget, which will benefit us as we acquire new properties under our existing land acquisition arrangements with members of the Berg Group.

o ACQUISITION OF NEW R&D PROPERTIES FROM THE BERG GROUP. We anticipate that most of our growth in the foreseeable future will come from the acquisition of new projects that are either currently under development or planned for future development by the Berg Group. The Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement will provide a substantial number of new acquisitions for the Company over the next two years. During 1999 and through the second quarter of 2000, we expect to acquire a total of approximately 1.4 million additional rentable square feet currently under development, from members of the Berg Group under the terms of those two arrangements.

GROWTH OPPORTUNITIES UNDER EXISTING AGREEMENTS WITH CARL E. BERG AND HIS AFFILIATES

In December 1998, we entered into the Pending Projects Acquisition Agreement with members of the Berg Group, which permits us to acquire approximately one million additional rentable square feet upon the completion and leasing of a number of pending development projects owned by them. The owners of the pending development projects may obtain cash or, at their option, L.P. Units. The agreement provides for the issuance of up to 33,919,072 L.P. Units in exchange for the pending development projects, of which 405,166 L.P. Units have been issued for new property to date.

o The selling Berg Group members and BBE will build and deliver each R&D property in the pending development projects to the operating partnerships at an acquisition value equal to the actual annual base rent divided by an agreed upon capitalization rate, minus the amount of debt encumbering the property.

o The acquisition value will be payable in L.P. Units at $4.50 per L.P. Unit or cash, at the option of the sellers. See-"Risk Factors - Potential Conflicts of Interest with the Berg Group - Pending Development Projects."

o The closing for the acquisition of an individual R&D property within a project will occur only when the building has been completed and leased, unless otherwise agreed by the parties. We and the operating partnerships are not otherwise required to acquire any of the pending development projects.

o The sellers will make customary representations and warranties as of the closing date.

o    Leases will be on commercially reasonable terms and conditions.

o All action taken by us under the Pending Projects Acquisition Agreement must be approved by a majority of the members of the Independent Directors Committee of our board of directors. See "- Risk Factors-Potential Conflicts of Interest with the Berg Goup."

Additionally, in December 1998, we entered into the Berg Land Holdings Option Agreement under which we have the option to acquire any future R&D property developments on approximately 162 net acres of Silicon Valley land owned by certain members of the Berg Group.

o The Berg Land Holdings Option Agreement provides that as long as the Berg Group members and their affiliates own or have the right to acquire shares representing 65% of the common stock on a fully-diluted basis, we will have the option to acquire any building developed by any member of the Berg Group on the land subject to the agreement at such time as the building has been leased. Upon our exercise of the option, the option price will equal the sum of (i) the full construction cost of the building, plus (ii) 10% of
     (i), plus (iii) the acquisition value of the parcel on which the improvements were constructed (ranging from $8.50 to $20.00 per square foot), plus (iv) 10% of (iii) from January 1, 1998 to the close of escrow, plus (v) interest at LIBOR plus 1.65% on the amounts described in (i) from the date paid by the developer and ending at the close of escrow, minus the aggregate principal amount of all debt encumbering the acquired property.

o The purchase price will be payable in cash, unless otherwise agreed by the Berg Group representatives. We have the right to contribute such building to the operating partnerships, subject to any debt incurred in connection with the acquisition, in exchange for additional percentage interests in the operating partnerships valued with reference to the market value of a share of common stock over the 30-trading day period preceding our exercise of the option.

o    We also must assume all assessments.

o If we elect not to exercise the option with respect to any building, the Berg Group may hold and lease the building for its own account, or may sell it to a third party.

o All action taken by us under the Berg Land Holdings Option Agreement must be approved by a majority of the members of the Independent Directors Committee.

The following table presents certain information concerning projects that we have the right to acquire under the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement. The table includes only those projects for which construction has commenced as of March 15, 1999.



                                                       TOTAL
                                   APPROXIMATE      ANTICIPATED      ESTIMATED
                                  RENTABLE AREA     ACQUISITION     ACQUISITION
PROPERTY                          (SQUARE FEET)        DATE            COST
--------------------------------------------------------------------------------
                                                          (dollars in thousands)
PENDING PROJECTS
Great Oaks                            54,996        April 1999       $  6,648
L'Avenida (4 buildings)              415,306          May 1999         93,808
L'Avenida (1 building)                99,694         July 1999         22,521
Richard Avenue                        58,740         July 1999          4,185
Automation (1 building)               80,640          May 1999          9,677
Automation (2 buildings)             141,696    September 1999         15,789
Automation (1 building)              114,028        April 2000         12,706
                                     -------                           ------
                        SUBTOTAL     965,100                         $165,334


BERG LAND HOLDINGS
Fontanosa                             77,000       August 1999       $  7,226
Hellyer/Branham                      311,000     February 2000         25,000
                                     -------                           ------
                        SUBTOTAL     388,000                         $ 32,226


TOTAL                              1,353,100                         $197,560
                                   =========                         ========

The time required to complete the leasing of developments varies from project to project. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above will be realized. See "-Risk Factors--Potential Conflicts of Interest with the Berg Group, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Information."

Although we expect to acquire the new properties available to us under the terms of the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement, there can be no assurance that we actually will consummate any of the intended transactions, including all of those discussed above. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds from Operations ("FFO") or available cash for distribution. See "Risk Factors--Real Estate Investment Considerations and --Uncertainties Regarding Distributions to Stockholders."

RECENT DEVELOPMENTS

On August 6, 1998, Berg & Berg and Microsoft Corporation signed a lease with respect to an approximate 515,000 square foot complex to be constructed by Microsoft on L'Avenida in Mountain View, California, which is one of the pending development projects. Microsoft controls the construction of this facility, which is scheduled to be completed in phases between March and May 1999. We expect to acquire the R&D properties to be built on the L'Avenida site between April and July 1999. Microsoft has signed a seven-year lease calling for a first year's rent of $2.95 per square foot per month with 4% annual increases. We expect the acquisition cost of the entire complex to total approximately $116 million and have not yet determined the means by which we will acquire and pay for these properties.

In December 1998, we agreed to acquire two newly constructed R&D office properties located on Richard Avenue in Santa Clara, California and Hellyer Avenue in San Jose, California consisting of a total of approximately 163,000 square feet of rentable space. We acquired these properties from Carl E. Berg and other members of the Berg Group under the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement. We paid approximately $4.2 million for the Richard Avenue property, which consists of approximately 53,000 rentable square feet, and approximately $9.5 million for the Hellyer Avenue property, which consists of approximately 110,000 rentable square feet. Each property was acquired by a different operating partnership. In connection with these acquisitions, the two operating partnerships assumed total debt of approximately $9.6 million and issued a total of 672,064 L.P. Units to the sellers. Each of such L.P. Units may be exchanged for shares of common stock in the same manner as other L.P. Units held by the same limited partner. The terms of the acquisitions were approved by the Independent Directors Committee. We agreed with the sellers of the properties to treat our acquisitions as effective as of September 1, 1998 with respect to the Richard Avenue property, and November 1, 1998 with respect to the Hellyer Avenue property. We began recording rental income from those properties as of their respective acquisition dates.

NON-COMPETITION ARRANGEMENTS

Mr. Berg has advised us of his intention to conduct all of his material R&D property investment and development activities through the Company, except with respect to the land holdings, which are subject to the Berg Land Holdings Option Agreement, and the pending development projects, which are subject to the Pending Projects Acquisition Agreement. Accordingly, under the Acquisition Agreement, dated as of May 14, 1998, as amended, Mr. Berg has agreed not to directly or indirectly acquire or develop, or acquire an equity ownership interest in any entity that has or intends to acquire an ownership interest in any real estate (with the exception of minor investments not to exceed 10% of the outstanding voting securities in publicly-traded companies) intended for R&D property development or similar industrial use in California, Oregon or Washington without first disclosing such investment opportunity to the Company and making such opportunity available to the Company at the option of the Independent Directors Committee. Generally, Mr. Berg and the other Berg Group members are free to pursue other types of real estate activities and other business opportunities, however. See "The Risk Factors--Potential Conflicts of Interest with the Berg Group."

ENVIRONMENTAL MATTERS

To date, compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effects upon our capital expenditures, earnings or competitive position.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. Such laws often impose liability and expose the owner to governmental proceedings without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any specific property is generally not limited and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remove or remediate such substances, may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for treatment or the disposal of hazardous or toxic substances may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at a disposal facility, regardless of whether the facility is owned or operated by such owner or entity.

In connection with the ownership of the properties or the treatment or disposal of hazardous or toxic substances, the Company may be liable for such costs.

Other federal, state and local laws impose liability for the release of asbestos-containing materials ("ACMs") into the air and require the removal of damaged ACMs in the event of remodeling or renovation. We are aware that there are ACMs present at several of the properties, primarily in floor coverings. We believe that the ACMs present at these properties are generally in good condition and that no ACMs are present at the remaining properties. We believe we are in compliance in all material respects with all present federal, state and local laws relating to ACMs and that if we were given limited time to remove all ACMs present at the properties, the cost of such removal would not have a material adverse effect on our financial condition, operating results or ability to make distributions.

Groundwater contaminated by chemicals used in various manufacturing processes, including semiconductor fabrication, underlies a significant portion of northeastern Santa Clara County, where many of the properties are located. Certain of our tenants routinely handle hazardous substances and wastes as part of their operations on the properties. Environmental assessments have not been conducted for most of the properties and none have been conducted by us or Berg & Berg since 1995.

Although the environmental investigations conducted to date have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, and we are not aware of any such liability, it is possible that there are material environmental liabilities of which we are unaware. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to the Company.

EMPLOYEES

As of March 30, 1999, we employed 5 people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

RISK FACTORS

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED) PERTAINING TO, AMONG OTHER THINGS, THE COMPANY'S FUTURE RESULTS OF OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, PROPERTY ACQUISITIONS, LEASE RENEWALS, INCREASES IN BASE RENT, SOURCES OF GROWTH, PLANNED DEVELOPMENT AND EXPANSION OF LEASED PROPERTIES, CAPITAL REQUIREMENTS, COMPLIANCE WITH CONTRACTUAL OBLIGATIONS AND GENERAL BUSINESS, INDUSTRY AND ECONOMIC CONDITIONS APPLICABLE TO MISSION WEST PROPERTIES, INC. THESE STATEMENTS ARE BASED LARGELY ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE FOLLOWING FACTORS SHOULD BE CONSIDERED IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN IN EVALUATING US AND OUR BUSINESS:

DEPENDENCE ON CARL E. BERG

We are substantially dependent upon the leadership of Carl E. Berg, our Chairman, President and Chief Executive Officer. He manages our day-to-day operations and devotes a significant portion of his time to our affairs, but he has a number of other business interests, as well. Some of these other interests involve investment and director relationships with a number of technology companies, including some of our tenants. We obtain valuable information about our markets and business opportunities from Mr. Berg's other activities. Losing Mr. Berg's knowledge and abilities could have a material adverse effect on our business and the value of the common stock.

CONTROL OF THE COMPANY AND THE OPERATING PARTNERSHIPS BY MR. BERG AND HIS AFFILIATES

OWNERSHIP INTEREST. The Berg Group owns limited partnership interests representing approximately 82.6% ownership of the operating partnerships. The L.P. Units may be converted into shares of common stock under certain circumstances which upon conversion would represent voting control the Company. The Berg Group's ability to exchange their L.P. Units for common stock permits them to exert substantial influence over the management and direction of our corporation.

BOARD OF DIRECTORS REPRESENTATION. The Berg Group has the right to nominate two of our current five directors for election to the board of directors as long as they and their affiliates beneficially own at least 15% of the total number of our outstanding securities, including all securities, such as L.P. Units, exchangeable or redeemable for common stock or any other voting stock. If the Berg Group's ownership percentage falls below 15% but is at least 10%, the Berg Group has the right to nominate one person for election to our board of directors. Their right to nominate directors may be considered to give the Berg Group and Mr. Berg substantial control and influence over the management and direction of our corporation.

SPECIAL BOARD VOTING PROVISIONS. Our governing corporate documents, which are our Articles of Amendment and Restatement and our Bylaws, also provide substantial control rights for Mr. Berg and the Berg Group. These rights include a requirement that Mr. Berg or someone he has designated to replace him as a director approve certain fundamental corporate actions, including amendments to our governing corporate documents and any merger, consolidation or sale of all or substantially all of our assets or the assets of the operating partnerships. In addition, our Bylaws provide that a quorum necessary to hold a valid meeting of the board of directors must include Mr. Berg or someone he has designated to replace him as a director. Also, directors representing more than 75% of the entire board of directors must approve other significant transactions such as incurring debt above certain amounts and conducting business other than through the operating partnerships.

LIMITED PARTNER APPROVAL RIGHTS. Mr. Berg and other limited partners, including other members of the Berg Group, also may restrict our operations and activities through rights provided under the terms of the Amended and Restated Agreement of Limited Partnership which governs each of the operating partnerships and our legal relationship to each operating partnership as its general partner. Matters requiring approval of the holders of a majority of the L.P. Units, which must include Mr. Berg, include the following: (i) the amendment, modification or termination of the partnership agreement, (ii) a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee for any of the assets of the operating partnerships, (iii) the institution of any proceeding for bankruptcy of the operating partnerships, (v) the transfer of any general partnership interests in the operating partnerships, including (with certain exceptions) transfers attendant to any merger, consolidation or liquidation of the Company, (v) the admission of any additional or substitute general partners in the operating partnerships; and (vi) any other change of control of the operating partnerships. In addition, until the date on which the Berg Group and their affiliates own less than 15% of the outstanding shares of common stock on a fully-diluted basis, the consent of the limited partners holding the right to vote, in the aggregate, a majority of the total number of L.P. Units outstanding is also required with respect to (i) the liquidation of the operating partnerships, (ii) the sale or other transfer of all or substantially all of the assets of the operating partnerships and certain mergers and business combinations resulting in the complete disposition of all L.P. Units; and (iii) issuance of limited partnership interests having seniority as to distributions, assets and voting over the L.P. Units.

POTENTIAL CONFLICTS OF INTEREST WITH THE BERG GROUP

Mr. Berg and other members of the Berg Group possess significant rights to influence and control us and the operating partnerships and have a variety of interests that may not be consistent with the interests of our other stockholders. For example, our headquarters are leased from an entity owned by Mr. Berg and other Berg Group members, and we pay them rent of approximately $7,000 per month. Although Mr. Berg has agreed to provide us with the first opportunity to pursue R&D office property development and acquisition activities in Washington, Oregon and California, there are many other real estate activities and other business activities that Mr. Berg and other members of the Berg Group are free to pursue. If we decline an opportunity that has been offered to us, Mr. Berg may pursue it. This would reduce the amount of time that he could devote to our affairs and could result in the development by him or other Berg Group members of properties that compete with our properties for tenants. In general, we have agreed to limit the liability of Mr. Berg and other members of the Berg Group to our corporation and stockholders arising from their pursuit of these other opportunities. Mr. Berg and other Berg Group members have agreed that all new transactions between us and any of them, or between us and any entity in which they directly or indirectly own 5% or more of the equity interests, including the operating partnerships for this purpose, must be approved by the Independent Directors Committee of our board of directors. This committee currently consists of three directors who are independent of Mr. Berg and the other members of the Berg Group. See Part III, Item 10, "Directors and Executive Officers of the Registrant."

EXCLUDED PROPERTIES. Mr. Berg and other members of the Berg Group have retained certain R&D office properties in which we and the operating partnerships have no ownership interests. Under certain circumstances, efforts of Mr. Berg to lease these other properties may interfere with similar efforts on our behalf.

PENDING DEVELOPMENT PROJECTS. Mr. Berg and other members of the Berg Group currently own four pending development projects located in the Silicon Valley that represent a potential total of 11 R&D office properties aggregating approximately 965,000 rentable square feet. We and the operating partnerships have agreed under the terms of a Pending Projects Acquisition Agreement to acquire each of these properties from Mr. Berg and other members of the Berg Group as it is completed and leased. The sellers may elect to receive cash or L.P. Units at a value of $4.50 per unit. As the current market price of a share of common stock is $7.00, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these L.P. Units. The terms of the Pending Projects Acquisition Agreement were agreed upon in May 1998 prior to the re-commencement of trading of our common stock. Mr. Berg and other members of the Berg Group currently have the right to obtain as many as 33,513,906 additional L.P. Units in exchange for the pending development projects. They may elect to receive part of the consideration in cash. In addition, prior to the sale of any of these properties the sellers may place debt on the property that we and the operating partnerships would be required to assume. The amount of any assumed debt would reduce the value of the acquired property in determining the amount of other consideration in the form of cash or L.P. Units payable to the sellers, however. The rights of Mr. Berg and other Berg Group members under the Pending Projects Acquisition Agreement permit them to acquire substantial additional interests in the operating partnerships and, in the event of any exchange of their L.P. Units for common stock, in the Company, as well.

BERG LAND  HOLDINGS.  Mr.  Berg and other  members  of the Berg  Group  also own several parcels of unimproved land in the Silicon Valley that we and the operating partnerships have the right to acquire under the terms of the Berg Land Holdings Option Agreement. Mr. Berg and the other Berg Group members are not obligated to exercise certain options they hold to acquire the properties that are  subject  to the  agreement.  As a result,  we may lose the  ability to expand our portfolio of properties and to increase our income through the acquisition of those properties. In addition, we have agreed to pay a fixed amount plus additional charges for any of the properties that we do acquire and must pay the acquisition price in cash unless otherwise agreed by the sellers. At the time of acquisition, these properties may be encumbered by debt that we or the operating partnerships will be required to assume. An increase in our indebtedness could materially adversely affect our financial condition, results of operations or ability to make cash distributions to our stockholders. See "--Real Estate Investment Considerations," "--Uncertainties Regarding Distributions to Stockholders." The exercise of our options under the Berg Land Holdings Option Agreement is subject to approval by the Independent Directors Committee of our board of directors.

TAX CONSEQUENCES OF SALE OF PROPERTIES. Many of our properties have unrealized taxable gain, which, if sold, could create adverse income tax consequences for limited partners of the operating partnerships. Mr. Berg, Clyde J. Berg and John Kontrabecki have the right to prevent us and the operating partnerships from selling or transferring properties which they designate in any taxable transaction for a period of ten years. As a result, our opportunities to sell those properties may be limited. If we need to sell any of those properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders, or for other working capital purposes, we may be unable to do so.

TERMS OF TRANSFERS; ENFORCEMENT OF AGREEMENT OF LIMITED PARTNERSHIP. The terms of the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement, the partnership agreement of each operating partnership, and the terms of other material agreements in which we have acquired our interests in the operating partnerships and the properties formerly controlled by Mr. Berg and members of the Berg Group were not determined through arm's length negotiations. In addition, Mr. Berg and representatives of the Berg Group sitting on our board of directors may be subject to conflicts of interest with respect to their obligations as our directors to enforce the terms of the partnership agreement of each operating partnership when it conflicts with their personal interests. In addition, the terms of our Articles of Amendment and Restatement and Bylaws were not determined through arm's length negotiations. Some of these terms are not as favorable as those that could have been obtained through arms'-length negotiations.


RELATED PARTY DEBT. We are liable for a loan of approximately $20.8 million payable to Berg & Berg Enterprises, Inc., which is a member of the Berg Group. This loan is secured by three of our properties and initially matured in March 1999, but has been extended until December 1999 by agreement with Berg & Berg, Enterprises, Inc.. We believe that we will be able to repay that loan with proceeds of our existing line of credit or other sources of working capital. Effective September 30, 1998, we assumed a $100 million line of credit with Wells Fargo Bank N.A. previously provided to and guaranteed by the members of the Berg Group, which is secured by 14 of our properties. We have the right to draw on the line of credit and are liable for repayment of all amounts owing under the line of credit, which totaled approximately $27.2 million as of December 31, 1998. The Berg Group members continue to be liable as guarantors under the line of credit, which expires in October 1999. If we are unable to repay our debts to BBE or Wells Fargo Bank when due, however, Mr. Berg or other Berg Group members, in addition to the lenders, could take action to enforce our payment obligations. On December 28, 1998, our board of directors, acting for us in our capacity as the general partner of each of the operating partnerships, declared a cash distribution to all partners. The total distributions of $9.6 million to Mr. Berg and other Berg Group members were loaned back to the operating partnerships in lieu of having them draw additional funds under the line of credit. These loans bear interest at an annual rate equal to that as charged under the Wells Fargo Bank line of credit. Mr. Berg or any of the Berg Group members who have loaned these funds to the operating partnerships may request their repayment at any time. Such requests might be made when we or the operating partnerships do not have sufficient funds available. In that case, they would have the right to take legal action to enforce our obligation to repay the requested amounts.

CHANGES IN POLICIES WITHOUT STOCKHOLDER APPROVAL

Our board of directors determines the investment and financing policies of the operating partnerships and our policies with respect to certain other activities, including growth, debt capitalization, distribution and operating policies. Our board of directors may amend these policies at any time without a vote of the stockholders. Changes in these policies could materially adversely affect our financial condition, results of operation, and ability to make cash distributions to our stockholders.

ANTI-TAKEOVER PROVISIONS

Provisions of our Articles of Amendment and Restatement and our Bylaws could delay, defer or prevent a transaction or a change in control of our corporation, or a similar transaction, that might involve a premium price for holders of common stock or otherwise be in their best interests.

REAL ESTATE INVESTMENT CONSIDERATIONS

Real property investments are subject to varying degrees of risk. Investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by our properties, as well as our related expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our income and ability to make distributions to our stockholders will be adversely affected. Income from our properties may also be adversely affected by general economic conditions, local economic conditions such as over supply of commercial real estate, the attractiveness of our properties to tenants and prospective tenants, competition from other available rental property, our ability to provide adequate maintenance and insurance, the cost of tenant improvements, leasing commissions and tenant inducements and the potential of increased operating costs, including real estate taxes. Various significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance expenses) generally are not reduced when circumstances cause a reduction in revenue from the investment. Income from properties and real estate values also is affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing.

Our properties and an investment in our common stock are also subject to a number of specific risks, including the following:

o Real estate investments are relatively illiquid which limits our ability to restructure our portfolio in response to changes in economic or other conditions.

o All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as "Silicon Valley". The Silicon Valley economy has been strong for the past five years but future increases in values and rents for our properties depend to a significant extent on the health of this region's economy. Recent trends suggest that the supply of R&D office space available for rent has increased and that the demand for such space in Silicon Valley has declined from near zero vacancy rates earlier in 1998 and late 1997.

o We might lose key tenants. Most of our properties are occupied by single tenants, many of whom are large, publicly-traded electronics companies. Losing a key tenant could adversely affect our operating results and our ability to make distributions to stockholders if we are unable to obtain replacement tenants promptly.

o Key tenants could seek the protection of the bankruptcy laws which could result in the rejection and termination of their leases thereby causing a reduction in our income.

o We intend to engage in additional real estate acquisition and development. These activities involve significant risks in addition to those relating to the ownership and operation of existing, fully-leased properties. For example, required approvals may not be obtained or may take more time and resources to obtain than expected, construction may not be completed on schedule or on budget, and the properties may not achieve anticipated rent or occupancy levels. Such activities also depend upon the availability of financing on terms that do not adversely impact our operating results and our ability to make distributions to our stockholders.

o Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, a loss could be sustained as a result of foreclosure on our properties by the mortgagee. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization (which includes for this purpose the value of all shares of common stock exchangeable at any time for outstanding L.P. Units) of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations, and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

o Our properties may expose us to liabilities under applicable environmental and health and safety laws.

o    We may sustain uninsured losses with respect to some of our properties.

o All of our properties are located in areas that are subject to earthquake activity. Our insurance policies do not cover damage caused by seismic activity, although they do cover losses from fires after an earthquake. We generally do not consider such insurance coverage to be economical. If an earthquake occurs and results in substantial damage to our properties, or properties that we may acquire in the future, we could lose our investment in those properties and our financial condition, operating results and ability to make distributions to our stockholders could be materially adversely affected.

FEDERAL INCOME TAX RISKS

FAILURE TO QUALIFY AS A REIT. We intend to elect to be taxed as a REIT under the federal income tax laws for the year ending December 31, 1999. To maintain that status, we must meet certain tests for income, assets, distributions to stockholders, ownership interests and other significant conditions. If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain provisions of the tax laws, we would be disqualified from treatment as a REIT for the four taxable years following the year in which our qualification was lost. As a result, funds available for distribution to our stockholders would be reduced for each of the years involved and, in addition, we would no longer be required to make distributions to our stockholders. Although we currently intend to operate in a manner designed to enable us to qualify and maintain our REIT status, it is possible that economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or may cause our board of directors either to refrain from making the REIT election or to revoke that election once made.

REIT DISTRIBUTION REQUIREMENTS. To maintain REIT status we must distribute as a dividend to our stockholders, at least 95% of our otherwise taxable income (after certain adjustments) with respect to each tax year. We may also be subject to a 4% non-deductible excise tax in the event our distributions to stockholders fail to meet certain other requirements. Failure to comply with these requirements could result in our income being subject to tax at regular corporate rates and could cause us to be liable for the excise tax.

OWNERSHIP LIMIT NECESSARY TO MAINTAIN REIT QUALIFICATION. As a REIT, we are subject to certain restrictions on the percentage of the total value of our stock that may be owned by five or fewer individuals which may not exceed 50% as determined under federal income tax laws. Our Articles of Amendment and Restatement generally prohibit the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the members of the Berg Group, who have an aggregate ownership limit of 20%. In addition, as permitted by our Articles of Amendment and Restatement, our board of directors recently provided an exception to two other stockholders that permits them to collectively own, directly or indirectly, up to 19.4% of our common stock on an aggregate basis, subject to the terms of an ownership limit exemption agreement. In general, our Articles of Amendment and Restatement prohibit the transfer of shares which result in a loss of our REIT qualification and provide that any such transfer or any other transfer which causes a stockholder to exceed the ownership limit will be subject to mandatory forfeiture provisions.

UNCERTAINTIES REGARDING DISTRIBUTIONS TO STOCKHOLDERS

Our income will consist primarily of our share of the income of the operating partnerships, and our cash flow will consist primarily of our share of distributions from the operating partnerships. Differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of the operating partnerships and the effect of required debt amortization payments could require us directly or through the operating partnerships to borrow funds on a short-term basis to meet our intended distribution policy.

The amount and timing of distributions by the operating partnerships and of our distributions to our stockholders will be determined by our board of directors. Our board of directors will consider many factors prior to making any distributions, including the following:

o     The amount of cash available for distribution;
o     The operating partnerships' financial condition;
o Any decisions by the board of directors to reinvest funds rather than to distribute such funds;
o     The operating partnerships' capital expenditures;
o The effects of new property acquisitions, including acquisitions under our existing agreements with members of the Berg Group.
o The annual distribution requirements under the REIT provisions of the federal income tax laws; and
o     Other factors as our board of directors deems relevant.

There is no assurance that we will be able to meet or maintain our intended cash distribution policies.

OUR OBLIGATION TO PURCHASE TENDERED L.P. UNITS

Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner's L.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender. Upon the exercise of any such right by a limited partner, we will have the option to purchase the tendered L.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights become exercisable on December 29, 1999, and are available once a year for a maximum of one-third of the eligible limited partners' total L.P. Units. If the total purchase price of the L.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, we or the operating partnerships will be entitled to reduce proportionately the number of L.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million dollars. The exercise of these put rights may reduce the amount of cash that we have available to distribute to our stockholders.

SHARES ELIGIBLE FOR FUTURE SALE

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, will have on the market price of the common stock. Sales of substantial amounts of common stock (including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships), or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners (subject to the applicable REIT qualification ownership limit), if they exchange their L.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by the Company to raise funds required to purchase such L.P. Units if the limited partners elect to tender L.P. Units to us using their put rights. In addition, stockholders of the Company currently may resell more than 8 million shares of common stock under two currently effective resale prospectuses and such offers may adversely affect the market price of the common stock. Subject to certain rights that we possess to halt offers and sales of shares of common stock under those prospectuses under certain circumstances, we intend to maintain the effectiveness with the SEC of the registration statements under which these shares are offered for sale with the SEC until the end of December 1999.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR PUBLICLY TRADED SECURITIES

One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT, is the distribution rate on such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds available for us to distribute, and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, the higher market interest rates could cause the market price of our common stock to go down.

ITEM 2.    PROPERTIES

The following table sets forth certain information relating to the properties of Mission West Properties, Inc. as of December 31, 1998.



                                         Percentage
                                           Leased        Average                                     Major
Property                        Sq. Ft.    as of          1998                                      Tenants       1998
                      No. of      of     December 31,   Economic              Major                 Rentable    Annualized
                     Buildings  Project     1998       Occupancy(1)          Tenants                 Sq. Ft.     Rent (2)
-----------------------------------------------------------------------------------------------------------------------------------
10401 Bubb(3)           1       20,330      100%          100%       Celerity Systems                20,330         $378,138

2001 Logic              1       72,426      100%          100%       Motorola                        72,426       $1,294,977

45700 Northport Loop    1       47,570      100%          100%       Philips Electronics             47,570         $669,960
East

45738 Northport Loop    1       44,256      100%          100%       EIC Corporation                 44,256         $519,651
West

4050 Starboard          1       52,232      100%          100%       Flash Electronics, Inc.         52,232         $752,141
Drive

3501 W. Warren          1       67,864      100%          100%       Alcatel Comptech, Inc.          51,864       $1,077,426
Avenue-46600
Fremont Blvd.

48800 Milmont           1       53,000      100%          100%       Premisys Communications         53,000         $580,842
Drive

4750 Patrick            1       65,780      100%          100%       Cisco Systems, Inc.             65,780        $907,764
Henry

4949 Hellyer            1      200,484      100%          100%       Cisco Systems, Inc.            200,484       $2,033,580
Avenue

Triangle Technology     7      416,527      100%          100%                                                    $4,554,186
Park (4)                                                             Intevac Corporation            167,063
                                                                     SDL, Inc.                      102,150
                                                                     Maxell Corporation              63,812

5850-5870 Hellyer       1      109,715      100%          100%                                                      $404,392
                                                                     Clear Logic, Inc.               64,805
                                                                     Gadzoox Networks, Inc.          44,910

2251 Lawson             1      125,000      100%          100%       Amdahl Corporation             125,000       $1,169,450

1230 Arques             1       60,000      100%          100%       Amdahl Corporation              60,000         $305,669

1250 Arques             4      200,000      100%          100%       Amdahl Corporation             200,000         $755,923

3120 Scott              1       75,000      100%          100%       Amdahl Corporation              75,000       $1,157,085

20400 Mariani           1      105,000      100%          100%       Behring Diagnostic             105,000       $1,008,000

10500 De Anza           1      211,000      100%          100%       Apple Computer, Inc.           211,000       $4,338,840

20605-705               2      142,000      100%          100%       Apple Computer, Inc.           142,000       $1,975,382
Valley Green

10300 Bubb              1       23,400      100%          100%       Apple Computer, Inc.            23,400         $365,040

10440 Bubb Road         1       19,500      100%          100%       Linotext Digital Color          19,500         $251,550

10460 Bubb              1       48,302      100%          100%       General Surgical                48,302         $579,624
                                                                     Innovations, Inc.

1135 Kern               1       18,300      100%          100%       Davicom Semiconductor, Inc.     18,300         $237,492
Avenue

1190 Morse/405          1       28,350      100%          100%       Coptec West                     28,350         $320,352
Tasman

450 National            1       36,100      100%          100%       Savi Technology, Inc.           36,100         $345,756

3301 Olcott             1       64,500      100%          100%       NEC Electronics, Inc.           64,500       $1,076,247

2800 Bayview            1       59,736      100%          100%       Concept System Design, Inc.     59,736         $623,605

6850 Santa Teresa       1       30,000      100%          100%       Magnex Corporation              30,000         $213,528



140-150 Great           2      104,349      100%          100%                                                      $822,602
Oaks-6781 Via                                                        Atcor Corporation               52,000
Del Oro                                                              GSS/Array Technology            30,549


6540-6541 Via Del Oro   2       66,600      100%          100%                                                      $598,966
6385-6387 San Ignacio                                                Exsil Incorporated              20,076
                                                                     Alcatel Network Systems, Inc.   17,400
                                                                     Modutek Corporation             17,400

6311-6351 San Ignacio   5      360,254      100%          100%                                                    $3,604,218
                                                                     On Command Video               131,320
                                                                     Sequel, Inc.                    66,042
                                                                     Avnet, Inc.                     53,494
                                                                     Photon Dynamics                 50,400
                                                                     Teledex                         30,000

6320-6360 San Ignacio   1      157,292      100%          100%                                                    $1,499,456
                                                                     Bell Sports, Inc.               63,638
                                                                     Delrina/Symantec Corporation    45,000

2610 N. First St.       2      170,810      100%           99.7%                                                  $2,009,736
&75 E.Trimble                                                        Comerica Bank                   93,984
                                                                     County of Santa Clara           63,310

2033-2243 Samaritan     3      235,122      100%          100%
                                                                     Condor Systems                 110,490       $2,891,416
                                                                     Texas Instruments               48,667

1170 Morse              1       34,750      100%          100%       CA Parkinsons Foundation        34,750         $378,664


3236 Scott              1       54,672      100%          100%       Celeritek, Inc.                 54,672         $698,712

1212 Bordeaux           1       71,800      100%          100%       ESL Incorporated                71,800       $1,273,344

McCandless Technology  14      706,367       97.1%         99.7%                                                  $8,597,240
Park (5)                                                             Larscom, Inc.                  118,708
                                                                     Arrow Electronics, Inc.        104,606
                                                                     Mektec Corporation              51,602
                                                                     Sherpa Corporation              50,768
                                                                     Chartered Semiconductor         45,312
                                                                     Adaptec                         42,700
                                                                     Panasonic Industrial Co.        40,970

1600 Memorex Drive      1      107,500      100%          100%       Sasco                          107,500         $697,560

1650 Richard  Ave.      1       52,800      100%          100%       Forward Technology              52,800         $335,004
                       --    -----------                                                                          ------------
TOTAL                  71    4,518,688                                                                           $51,303,518
                       ==    ===========                                                                          ============

(1) Average Economic Occupancy is calculated by taking the 1998 annualized rent for the subject property, deducting the monthly rent that could have been received for the vacant space, and dividing by the 1998 annualized rent. The amount of rent that could have been received for the vacant space is determined by using the same monthly rent that was ultimately received for the vacant space.
(2) Annualized rents are calculated by taking the rents for the last two quarters of 1998 and multiplying them by two.
(3) This property is owned through a joint venture in which the Company, through the operating partnerships, owns an 83.3% interest.
(4) One of the buildings is owned through a joint venture in which the Company, through a joint venture in which the Company, through the operating partnerships, owns a 75% interest.
(5) A lease for 42,700 square feet of space expired on February 28, 1999 and is vacant as of March 15, 1999. The lease for 20,330 square feet of space had expired and the space was vacant as of December 31, 1998, but has subsequently been leased with a commencement date of March 1, 1999.

LEASE EXPIRATIONS

      The following table sets forth a schedule of the lease expirations for the properties for each of the ten years beginning with 1999, assuming that none of the tenants exercise existing renewal options or termination rights.

                                                                 Percentage of
 Year of    Number of   Rentable Square     1999 Annual        Annual Base Rent
  Lease      Leases     Feet Subject to   Base Rent Under       Represented by
Expiration  Expiring    Expiring Leases  Expiring Leases(1)   Expiring Leases(2)
--------------------------------------------------------------------------------
  1999         10          255,164         $ 3,363,000               6.24%

  2000         17          609,625           7,332,544             13.61%

  2001         20          475,391           5,235,229              9.72%

  2002         20        1,117,201          15,271,604             28.34%

  2003         11          506,618           5,680,216             10.54%

  2004         14          922,058          10,024,998             18.60%

  2005          3          157,285           2,058,126              3.82%

  2006          1           93,984           1,060,144              1.97%

  2007          4          256,362           2,670,371              4.96%

  2008 &        1          125,000           1,186,886              2.20%
thereafter
              ---        ---------         -----------             -------
              101        4,518,688         $53,883,118             100.00%
              ===        =========         ===========             =======

(1) The base rent for leases expiring in 1999 is based on January 1999 monthly rents multiplied by 12. Base rent for all leases expiring after 1999 are based upon scheduled 1999 annual rents.
(2) Based upon 1999 annual rents as discussed in note (1).

ITEM 3.    LEGAL PROCEEDINGS

Neither the Company, the operating partnerships nor the properties are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the Company, the operating partnerships or the properties. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business, and we do not consider any of such proceedings to be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of the shareholders of Mission West Properties on December 29, 1998. At the special meeting, the following matters were voted upon by the holders of outstanding shares of common stock, and with respect to each matter, the number of votes for and against and the number of abstentions and broker non-votes are set forth below. (See the Proxy Statement/Prospectus filed on November 20, 1998 as part of the Registration Statement, which is incorporated by reference into this Item 4.)

o Approval of proposed private placement of 6,495,058 shares of common stock for $4.50 per share. There were 1,570,785 votes for the proposal, 29 votes against the proposal, 34 abstentions and not more than 109,336 broker or other shareholder non-votes.

o Ratification and approval of our acquisition of the sole general partner interest representing approximately 12.11% of the total partnership interests in each of the operating partnerships owning approximately 4.34 million rentable square feet of leased commercial R&D buildings, in which the principal limited partners are Carl E. Berg and certain of his affiliates, pursuant to the terms of the Acquisition Agreement, dated as of May 14, 1998 and an Amendment to Acquisition Agreement, effective July 1, 1998. There were 1,570,795 votes for the proposal, 16 votes against the proposal, 37 abstentions and not more than 109,336 broker or other shareholder non-votes.

o Approval of our acquisition of the right to acquire, certain pending commercial R&D building developments consisting of approximately 1.02 million rentable square feet from Mr. Berg and certain of his affiliates under the terms of the Pending Projects Acquisition Agreement. There were 1,570,795 votes for the proposal, 16 votes against the proposal, 37 abstentions and not more than 109,336 broker or other shareholder non-votes.

o Approval of our acquisition of an option to acquire future commercial R&D building developments on land currently held by Mr. Berg and certain of his affiliates under the terms of the Berg Land Holdings Option Agreement. There were 1,570,805 votes for the proposal, 3 votes against the proposal, 37 abstentions and not more than 109,339 broker or other shareholder non-votes.

o Approval of the issuance of up to 93,398,705 shares of common stock upon the future redemption or exchange of 93,398,705 L.P. Units, including 33,919,072 L.P. Units issuable upon the acquisition of the pending development projects from Mr. Berg and certain of his affiliates under the terms of the Pending Projects Acquisition Agreement. There were 1,570,792 votes for the proposal, 19 votes against the proposal, 34 abstentions and not more than 109,339 broker or other shareholder non-votes.

o Approval of a proposal to reincorporate Mission West Properties under the laws of the State of Maryland through a merger with and into its wholly owned subsidiary Mission West Properties, Inc. and to approve the adoption of the Merger Agreement and Plan of Merger. There were 1,570,792 votes for the proposal, 19 votes against the proposal, 28 abstentions and not more than 109,345 broker or other shareholder non-votes.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The previous halt in trading instituted by AMEX, which began at the opening of trading on October 20, 1997, ended when trading resumed on December 8, 1998.

The following are the high and low sales prices, by quarter, of the common stock for the two most recent fiscal years as adjusted to give retroactive effect to the 1 for 30 reverse stock split which was effective as of November 10, 1997:


                                     1998                     1997
                            ---------------------     ---------------------
                             High(1)      Low(1)        High         Low
                            ---------   ---------     ---------   ---------
            1st Quarter(2)     N/A         N/A         397 1/2      56 1/4(3)
            2nd Quarter        N/A         N/A         112 1/2      52 1/2
            3rd Quarter        N/A         N/A         153 3/4      93 3/4
            4th Quarter(4)     11          6 1/2       136 7/8      93 3/4

1 High and low information for the first three quarters of 1998 is not presented because trading of the common stock was suspended during this period.
2 In 1997, we changed our fiscal year end from November 30 to December 31. Thus, the first quarter of 1997 includes December 1996.
3 During the first fiscal quarter in 1997 (on February 27, 1997), we paid a $9.00 special dividend ($270 adjusted to give retroactive effect to the 1 for 30 reverse stock split).
4 During the fourth quarter of 1998, amounts shown reflect high and low upon commencement of trading.
5 During the fourth fiscal quarter in 1997 (on October 21, 1997), we paid a $3.30 special dividend ($99 adjusted to give retroactive effect to the 1 for 30 reverse stock split).


As of March 15, 1999, the approximate number of holders of record of the common stock was 408. We declared and paid a special dividend of $9.00 per share on February 27, 1997. Another special dividend of $3.30 per share was paid on October 21, 1997. We paid no dividends during 1998.

The closing price of our common stock on December 31, 1998 was $6 3/4 per share.

RECENT SALES OF UNREGISTERED SECURITIES

In December 1998, we issued 6,495,058 shares of common stock at $4.50 per share to accredited investors subject to the terms of two Stock Purchase Agreements, each dated as of May 4, 1998, relying on exemptions from registration under the Securities Act of 1933 provided by Rule 506 of Regulation D. We received the aggregate consideration of approximately $28.3 million in cash. Of the total number of shares sold in the private placements, 5,800,000 shares were offered in a placement managed by Ingalls & Snyder LLC for which purchasers agreed to pay a placement fee off $.05 per share to Ingalls & Snyder LLC. We had no liability for the placement fee. In addition, 200,000 of the total shares were issued to John Moran in payment for services rendered related to our capital formation efforts in assisting us to obtain such equity financing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information for Mission West Properties, Inc. Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8 "Consolidated Financial Statements and Supplementary Data," below) and is as follows:

                                                            One
                                               Year        Month             Year Ended December 31,
                                              Ended        Ended
                                             December     December
                                                31,         31,
                                             -------      -------      ----------------------------------
                                               1998        1997         1997     1996      1995      1994
                                              ------      ------       ------   ------    ------    ------
                                                                   (dollars in thousands)
OPERATING DATA:
Revenue:
  Rental revenues                            $27,285                   $1,376   $7,065    $7,146   $ 6,637
  Tenant reimbursements                        4,193                        -        -         -         -
  Other                                          278      $   27          359      348       380       564
                                             -------     -------       ------   ------    ------   -------
Total revenues                                31,756          27        1,735    7,413     7,526     7,201
                                             -------     -------       ------   ------    ------   -------
Expenses:
  Property operating and maintenance
    and real estate taxes                      4,821           -          246    1,643     1,783     1,991
  Interest                                     4,685           -          425    3,045     3,435     3,088
  Interest (related parties)                   3,511           -            -        -         -         -
  General and administrative expenses          1,501         139        1,467      991       945     1,200
  Depreciation and amortization                5,410           -          246    1,369     1,352     1,472
                                             -------     -------       ------   ------    ------    -------
                                              19,928         139        2,384    7,048     7,515     7,751
                                             -------     -------       ------   ------    ------    -------
  Income (loss) before gain on sale of real
    estate assets, minority interest
    and income taxes                          11,828       (112)        (649)      365        11      (550)
  Gain (loss) on sale                              -                    4,736     (306)       76     1,867
  Provision for estimated loss on real
    estate                                         -           -            -        -         -    (5,200)
                                             -------     -------       ------   ------    ------    -------
  Income (loss) before minority interest
    and income taxes                          11,828        (112)       4,087       59        87    (3,883)
  Minority interest                           12,049           -            -        -         -         -
                                             -------     -------       ------   ------    ------    -------
  (Loss) income before income taxes             (221)       (112)       4,087       59        87    (3,883)
  (Benefit) provision for income taxes             -         (38)       1,043       24        35    (1,500)
  Cumulative effect of change in accounting        -           -            -        -         -       440
                                             -------     -------       ------   ------    ------   -------
    Net income                               $  (221)     $  (74)      $3,044   $   35    $   52   $(1,943)
                                             ========    ========      =======  =======   =======   =======

  Basic income (loss) per share (1)          $  (.13)     $ (.05)      $18.48   $  .77    $ 1.12   $ 39.65
  Diluted income (loss) per share (1)        $  (.13)     $ (.05)      $18.48   $  .72    $ 1.06   $ 39.69

  PROPERTY AND OTHER DATA (2):

  Total properties, end of period                 71
  Total square feet, end of period             4,519
  Average monthly rental revenue               $1.01
    per square foot(3)
  Occupancy at end of period                     99%

FUNDS FROM OPERATIONS (2)(4)(5):             $17,196

  Cash flow from operations                  $16,264       $(46)      $(1,000)  $1,221      $598    $2,450
  Cash flow from investing                      (118)          -       46,198    2,528       191       492
  Cash flow from financing                   (21,469)        150      (42,844)  (1,204)   (2,415)   (1,556)

                                                                 December 31,
-------------------------------------------------------------------------------------------------------------
                                               1998        1997        1996      1995      1994
                                             -------     -------      ------    ------    ------
BALANCE SHEET DATA(6):                                      (dollars in thousands)

  Real estate assets, net of                $516,029           -     $46,285   $47,597   $49,612
    accumulated depreciation
  Total assets                              $519,866       5,763      46,324    47,570    50,963
  Debt                                       184,389           -      30,753    31,967    34,382
  Debt - related parties                      20,752           -           -         -         -
  Total liabilities                          213,234         552      32,142    33,433    36,243
  Minority interest                          273,379           -           -         -         -
  Stockholders' equity                        33,253       5,211      14,182    14,137    14,720

  Common stock outstanding                 8,218,594   1,501,104      45,704    45,624    48,957
  LP Units issued and outstanding         60,151,697           -           -         -         -

(1)As adjusted for the 1 for 30 reverse stock split.
(2)Property and other data and FFO shown only as of December 31, 1998.
(3)Average monthly rental revenue per square foot has been determined by taking the base rent for the period, divided by the number of months in the period, and then divided by the total square feet of occupied space.
(4)Asdefined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. See "Distribution Policy."
(5)Through one of the operating partnerships, we own 75% of one of the joint ventures and an 83.33% interest in the other joint venture. For the period from July 1, 1998 through December 31, 1998, the amounts of net income from those joint ventures attributable to the minority interests held outside the operating partnerships totaled $0.042 million. This amount has not been added back in the determination of FFO on a fully-diluted basis.
(6)Balance sheet information for 1997 is shown as of December 31, 1997.

The following table sets forth selected historical financial information for the Berg Properties (our accounting predecessor) as of and for the periods indicated on an historical basis. Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8 "Consolidated Financial Statements and Supplementary Data," below) and is as follows:


                                      Berg Properties (Predecessor)
------------------------------------------------------------------------------------------------------------
                                               Six
                                              Months
                                              Ended
                                               June
                                                30,                       Year Ended December 31,
                                             -------     ---------------------------------------------------
                                               1998           1997      1996       1995      1994      1993
                                             -------        -------    ------     ------    ------    ------
                                                                  (dollars in thousands)
OPERATING DATA:
Revenue:
  Rental revenues                            $22,341        $40,163   $28,934    $23,064   $25,186   $25,620
  Tenant reimbursements                        3,826          6,519     3,902      4,193     3,190     3,486
                                             -------        -------   -------    -------   -------   -------
    Total revenue                             26,167         46,682    32,836     27,257    28,376    29,106
                                             -------        -------   -------    -------   -------   -------

Expenses:
  Operating expenses                           2,088          3,741     1,906      2,032     1,355     1,129
  Real estate taxes                            2,126          4,229     3,750      3,595     2,716     3,116
  Management fee                                 645          1,050       827        654       739       994
  Interest(related parties)                       61            248       293        357       329        45
  Interest                                     3,044          5,919     6,090      6,190     8,222     9,054
  Depreciation and amortization                3,862          7,717     6,739      6,323     6,851     7,156
                                             -------        -------   -------    -------   -------   -------
                                              11,826         22,904    19,605     19,151    20,212    21,494
                                             -------        -------   -------    -------   -------   -------
Income before gain on sale of real
  estate and extraordinary item               14,341         23,778    13,231      8,106     8,164     7,612
Gain on sale                                      -              -         -      20,779        -         -
                                             -------        -------   -------    -------   -------   -------
Income before extraordinary item              14,341         23,778    13,231     28,885     8,164     7,612
Extraordinary item                                -              -        610      3,206        -      1,766
                                             -------        -------   -------    -------   -------   -------
  Net income                                 $14,341        $23,778   $13,841    $32,091    $8,164    $9,378
                                             =======        =======   =======    =======   =======   =======

PROPERTY AND OTHER DATA:
Total properties, end of period                   58             58        53         50        41        40
Total square feet, end of period               3,779          3,779     3,392      3,195     2,856     2,796
Average monthly rental revenue
  per square foot(1)                           $0.99          $0.86     $0.78      $0.71     $0.96     $0.84
Occupancy at end of period                       100%          97.7%     91.9%      87.4%     80.3%     89.6%


FUNDS FROM OPERATIONS(2)                     $18,203        $31,495   $19,970    $14,429   $15,015   $14,768

Cash flow from operations                    $17,798        $29,909   $20,248    $16,392   $16,518   $18,480
Cash flow from investing                         690        (17,251)  (29,275)    (6,353)   (5,003)   (3,248)
Cash flow from financing                     (24,207)        (8,432)    9,433    (10,013)  (12,093)  (13,599)


                                                                             December 31,
                                             June 30,       ------------------------------------------------
                                               1998          1997      1996       1995      1994      1993
                                             -------        -------   -------    -------   -------   -------
BALANCE SHEET DATA:                                                (dollars in thousands)

Real estate assets, net of
  accumulated depreciation                  $ 95,600       $100,152   $90,710    $72,319   $62,450  $ 61,610
Total assets                                 104,546        113,950    97,651     73,730    59,957    64,516
Debt                                          37,868         76,507    73,416     69,543    79,594   100,126
Debt - related parties                       156,632          1,975     2,546      3,051     2,889     1,433
Total liabilities                            200,779         84,299    80,826     76,199    83,720   104,117
Partners' (deficit) / equity                 (96,233)        29,651    16,825     (2,469)  (23,763)  (39,601)



(1)Average monthly rental revenue per square foot has been determined by taking the base rent for the period, divided by the number of months in the period, and then divided by the total square feet of occupied space.

(2)As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. See "Distribution Policy."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES OF MISSION WEST PROPERTIES, INC.. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FORWARD-LOOKING INFORMATION."

OVERVIEW

Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust. It operated as a REIT, investing primarily in short and intermediate-term construction and development loans secured by first trust deeds on real property. In 1974, Palomar Mortgage Investors terminated new loan activity and, in 1975, changed its name to Mission Investment Trust. In 1979, Mission Investment Trust terminated its status as a REIT and began to develop and market the properties that it owned. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust.

In July 1996, we entered into an agreement to sell all of our real estate assets. That agreement was subsequently terminated and replaced, as was a subsequent agreement. On December 6, 1996, we entered into an agreement to sell all of our real estate assets to Spieker Properties, L.P. for $50.5 million in cash.

On February 4, 1997, we declared a special dividend of $9.00 per share payable on February 27, 1997 to all shareholders of record as of February 19, 1997. After the sale of assets and the payment of the dividend to shareholders, we retained only nominal assets. The board of directors and management considered available strategic alternatives for the remaining corporate entity. Those alternatives included possible business or asset acquisitions or combinations, a sale of the corporate entity, and outright liquidation.

Subsequently, we accepted a proposal by Carl E. Berg to acquire control of the corporation as a vehicle to acquire office/R&D real estate, or interests in entities owning such real estate from Mr. Berg and the Berg Group, including BBE. On May 27, 1998, we entered into a Stock Purchase Agreement with BBE, and transferred most of its share purchase rights to unaffiliated accredited investors as of August 4, 1997. A special meeting of the shareholders of Mission West Properties was held on August 5, 1997, at which they approved the transaction. The transaction was completed on September 2, 1997, at which time all of our existing officers and directors resigned, and BBE and the other investors acquired a 79.6% controlling ownership position as a group.

On October 20, 1997, we paid a further distribution of $3.30 per share to shareholders of record as of August 28, 1997, from available cash including $.9 million received in the September 1997 transaction. No portion of the distribution was paid on shares acquired by BBE and its co-investors. In connection with that distribution, the American Stock Exchange halted trading of the common stock at the opening of trading on October 20, 1997.

To increase the price per share of the common stock, raise funds and increase assets and shareholders' equity, at a special meeting of shareholders of Mission West Properties held on November 10, 1997, the shareholders approved a 1 for 30 reverse stock split and the sale of 1,250,000 newly issued shares of common stock at $4.50 per share in a private placement offering. We completed that transaction as of November 12, 1997. Also in November 1997, we changed our fiscal year end to December 31.

In May 1998, we, the Berg Group members, John Kontrabecki, and certain other persons entered into the Acquisition Agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following shareholder approval. Effective July 1, 1998, we consummated our acquisition of the general partner interests in the operating partnerships. We effected our purchase of the general partnership interests by issuing to each of the operating partnerships a demand note bearing interest at 7.25% per annum, aggregating $35.2 million of principal payable no later than July 1, 2000 (the "Demand Notes"). All limited partnership interests in the operating partnerships were converted into 59,479,633 L.P. Units upon consummation of the acquisition. In the aggregate, L.P. Units represented ownership of approximately 87.89% of the operating partnerships commencing July 1, 1998. Each L.P. Unit may be exchanged for one share of common stock pursuant to certain exchange rights.

At December 31, 1998, the outstanding balance under the Demand Notes owed the operating partnerships by the Company was $2,005. The Demand Notes, along with the interest expense (interest income to the operating partnerships), is eliminated in consolidation and is not included in the corresponding  line items
within the consolidated financial statements. However, the interest income earned by the operating partnerships (interest expense to us) in connection with this debt is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income attributable by this same amount. At present, our only means for repayment of this debt (be it in this form or refinanced with another lender) is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to our shareholders.

On December 29, 1998, we completed the sale of 6,495,058 shares of common stock, at a price of $4.50 per share, to a number of accredited investors resulting in aggregate proceeds, net of fees and offering costs, of approximately $27.8 million. All of the proceeds were used to pay down amounts outstanding under the Demand Notes due to the operating partnerships. Also as of December 29, 1998, we and the limited partners in the operating partnerships entered into the Exchange Rights Agreement, and we entered into the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement with Carl E. Berg and other members of the Berg Group.

On December 30, 1998, we reincorporated under the laws of the State of Maryland through the merger of Mission West Properties into Mission West Properties, Inc. Accordingly, shares of the former company, Mission West Properties, a California corporation (no par value), which were outstanding at December 30, 1998, have been converted into shares of our common stock ($.001 par value per share) on a one-for-one basis.

As of December 31, 1998, we owned a general partnership interest of 12.04%, 12.11%, 11.96% and 12.11% in Mission West Properties, L.P., Mission West
Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, which are the operating partnerships, respectively. This represents a 12.02% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

We intend to elect and qualify to be taxed as a REIT commencing with the taxable year ending December 31, 1999.

We have two wholly owned corporate subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE THIRTEEN-MONTH PERIOD ENDED DECEMBER 31, 1997.

Acquisition of the general partnership interests in the operating partnerships effective July 1, 1998 substantially altered our operations. As a consequence, operating results for the year ended December 31, 1998 are not meaningfully comparable to operating results for the thirteen-month period ended December 31, 1997.

The acquisition of the general partnership interests in the operating partnerships was accounted for as a purchase. Our consolidated operating results for the year ended December 31, 1998 include the results of operations, assets and other financial data for the operating partnerships from July 1, 1998 to December 31, 1998, and our results of operations for the period from January 1, 1998 through December 31, 1998. Therefore, the results of operations for the year ended December 31, 1998 include only six months of activity for our current real estate operations.

For the year ended December 31, 1998, rental revenues from real estate were approximately $27.3 million, which included an adjustment for straight-line rent of approximately $1.6 million. Tenant reimbursements were $4.2 million, and other income, including interest, totaled approximately $0.3 million. Total expenses for 1998 reached almost $20 million, of which approximately $18.4 million related directly to newly acquired real estate operations. General and administrative expenses accounted for the remainder of our expenses.

The minority interest's portion of income was approximately $12.05 million, resulting in a consolidated net loss of $.221 million to us for the same period. Minority interest represents the limited partners' ownership interest of 87.98%, on a weighted average basis, in the operating partnerships.

During the fiscal year ended December 31, 1997, we sold our entire real estate portfolio of 11 properties. Upon completion of the sale of nine of the properties, the Company received $50.5 million in cash, from which we repaid all debt encumbering the properties (thus, the elimination of all future interest expense) and paid a majority of the related transaction and transaction costs, including $3.0 million in "break-up" fees from previously terminated sales transactions. We recognized a net gain of approximately $4.7 million on the sale.

We declared and paid a special dividend of $9.00 per share to shareholders in February 1997. That dividend represented the available portion of the proceeds from the sale of the nine properties. Additionally, we declared and paid a special cash distribution of $3.30 per share that was paid to shareholders in October 1997.

Following the sale of all 11 properties, coupled with the cash dividends paid to shareholders, only cash and receivables were left in the Company and, therefore, the resulting corporate entity had insignificant revenue-generating and cash-generating capabilities and minimal operations, aside from interest income and general and administrative expenses.

COMPARISON OF THE THIRTEEN-MONTH PERIOD ENDED DECEMBER 31, 1997 TO THE FISCAL YEAR ENDED NOVEMBER 30, 1996

During the month ended December 31, 1997, we held minimal assets, primarily cash and cash equivalents obtained from sales of common stock and held as temporary investments. We recognized interest income in the amount of $.027 million and general and administrative expenses of $.139 million resulting in a net loss before income tax benefit of $1.12 million for the month ended December 31, 1997. During the 12-month period ended November 30, 1997, our activities consisted of selling our existing portfolio of real estate, paying our debts, making distributions to shareholders and raising additional capital through the sale of common stock to BBE and its co-investors. During fiscal year 1996, we continued to focus operating efforts on managing our real estate portfolio of eleven operating projects; no properties were sold and no development occurred during the year. In addition to managing the portfolio, we entered into an agreement to sell the portfolio in July 1996. Thereafter our efforts involved winding up our real estate operations until its transactions with Mr. Berg, BBE and other investors in 1997.

CHANGES IN FINANCIAL CONDITION

DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997

As a result of our acquisition of the general partnership interests and control of the operating partnerships, the financial statements of the Company consolidate the financial position and results of the operating partnerships, effective as of July 1, 1998. Accordingly, through our general partnership interests, we own, operate and manage 71 properties representing a total of approximately 4.52 million rentable square feet.

On September 23, 1998, in our capacity as the general partner of the operating partnerships, we obtained a loan from Prudential Insurance Company of America in the amount of $130 million (the "Prudential Loan"). The loan is cross-collateralized and secured by a single deed of trust encumbering 18 properties improved with 24 buildings and consisting of approximately 1.7 million square feet of space, all of which are owned by the operating partnerships. The loan bears interest at a fixed rate of 6.56% per annum and is payable in monthly installments of approximately $.83 million which includes principal (based upon a 30 year amortization) and interest. The net proceeds of the loans were used to pay off approximately $14.22 million of mortgage notes payable with the remaining amount used to reduce the outstanding principal balance owed under the mortgage notes payable (related parties).

On September 30, 1998, the operating partnerships assumed lines of credit with Wells Fargo Bank, N.A from the Berg Group. The Wells Fargo line matures October 1999 and bears interest at the lesser of (a) the Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Funds Rate quoted on the first day of each calendar month plus 1.65%. Borrowings outstanding at December 31, 1998 were approximately $27.2 million with availability of $72.8 million.

During the fourth quarter of 1998, we closed on the acquisition of two newly constructed R&D properties located on Richard Avenue in Santa Clara, California and Hellyer Avenue in San Jose, California. These acquisitions added approximately 163,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement. The total gross acquisition price for these two properties was approximately $13.7 million. Through the operating partnerships, we assumed approximately $9.6 million of debt due Berg & Berg Enterprises, Inc. and issued 672,064 L.P units of which 618,684 were issued to various members of the Berg Group.

Additionally, on December 29, 1998, we completed the sale of 6,295,058 shares of common stock, at a price of $4.50 per share, to a number of accredited investors in two separate private placements. The aggregate proceeds to us, net of a fees and offering costs, was approximately $27.8 million. The proceeds were used to pay outstanding amounts under the Demand Notes. Of the total number of shares sold in the this transaction, 5,800,000 shares were offered in a placement managed by Ingalls & Snyder LLC ("Ingalls & Snyder"). John Moran, a principal of Ingalls & Snyder, received 200,000 shares of common stock in payment for services rendered in connection with the placement of such shares.

On March 30, 1998 Michael J. Anderson, our Vice President and Chief Operating Officer, purchased 200,000 shares of common stock at $4.50 per share in exchange for a $.9 million note payable to us. The note is a full recourse promissory note bearing interest at 5.59% and is collateralized by a pledge of the shares. Interest is payable annually and principal is due March 30, 2003. Additionally, in December 1998, Mr. Anderson acquired 25,000 shares of our common stock upon partial exercise of his option grant. The exercise price was $4.50 per share.


DECEMBER 31, 1997 COMPARED WITH NOVEMBER 30, 1996

Nearly all changes in our financial position during 1997 resulted from the sale of our real estate portfolio. Proceeds from the sale of the properties were used to pay all debt and a substantial portion of all other liabilities, as well as the special $9.00 per share distribution to shareholders in February 1997. In addition, the board of directors declared a special distribution of $3.30 per share which was paid in October 21, 1997.

In connection with the January 1997 sale of real estate, vesting was accelerated to permit the exercise of stock options for the purchase of 451 shares. During February 1997, all vested stock options, totaling 5,400 shares, also were exercised by option holders. Total exercise proceeds to us from all such option exercises were approximately $0.73 million and were recognized on a "net exercise" basis. Certain unvested options were canceled in March 1997.

We completed the sale of 200,000 newly issued shares of common stock subsequent to August 31, 1997. The $0.9 million of proceeds were received on August 5, 1997, and initially classified as a liability until completion of the sale, which occurred on September 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES

We expect our FFO to be the principal source of liquidity for distributions, debt service, leasing commissions and recurring capital expenditures. Based solely upon past operating results for the properties and the results of operations for the year ended December 31, 1998, on a pro forma basis, the Company expects its FFO for 1999 to be adequate to meet projected distributions to shareholders and other presently anticipated liquidity requirements in 1999.

At December 31, 1998, we had total indebtedness of approximately $205.1 million, including $154 million of fixed rate mortgage debt, $23.9 million of variable rate mortgage debt (including $20.75 million of related party debt), and $27.2 million of credit facility debt. Of total fixed debt, the Prudential Loan represents $130 million. The loan bears an interest rate of 6.56% per annum, maturing October 15, 2008, and is payable in monthly installments of principal (based upon 30-year amortization) and interest of approximately $0.8 million. We paid total fees of approximately $0.9 million in connection with that loan. During 1998, we also assumed responsibility for a $100 million Wells Fargo line of credit which had an outstanding balance of approximately $27.2 million as of December 31, 1998. Interest rates on the Wells Fargo Line are variable and have ranged from approximately 6.49% to 8.20% over the past three fiscal years. The average rate during the last quarter of 1998 was 6.66%. The Wells Fargo Line expires in October 1999 and will need to be replaced. The Wells Fargo line of credit is currently collateralized by 14 properties and is guaranteed by Mr. Berg and certain members of the Berg Group. There can be no assurance that we will be able to obtain a similar line of credit with similar terms and our cost of borrowing funds could increase substantially. As of December 31, 1998, our debt to total market capitalization ratio (total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock on a fully diluted basis) was approximately 31% based upon an estimated total market capitalization of approximately $666.6 million .

The following table sets forth certain information regarding debt outstanding as of December 31, 1998:


     DEBT DESCRIPTION               COLLATERAL                                          MATURITY     INTEREST
                                    PROPERTIES                              BALANCE       DATE         RATE
----------------------------    -----------------------------              ---------    ---------    ---------
                                                                        ($ in thousands)
LINES OF CREDIT:
Wells Fargo                      1810 McCandless Drive, Milpitas, CA        $27,201       10/99        (1)
                                 1740 McCandless Drive, Milpitas, CA
                                 1680 McCandless Drive, Milpitas, CA
                                 1600 McCandless Drive, Milpitas, CA
                                 1500 McCandless Drive, Milpitas, CA
                                 1450 McCandless Drive, Milpitas, CA
                                 1350 McCandless Drive, Milpitas, CA
                                 1325 McCandless Drive, Milpitas, CA
                                 1425 McCandless Drive, Milpitas, CA
                                 1526 McCandless Drive, Milpitas, CA
                                 1575 McCandless Drive, Milpitas, CA
                                 1625 McCandless Drive, Milpitas, CA
                                 1745 McCandless Drive, Milpitas, CA
                                 1765 McCandless Drive, Milpitas, CA

MORTGAGE    NOTES   PAYABLE
(RELATED PARTIES):
                                 2033-2043 Samaritan Drive, San Jose, CA     20,752       12/99         (1)
                                 2133 Samaritan Drive, San Jose, CA
                                 2233-2243 Samaritan Drive, San Jose, CA

MORTGAGE NOTES PAYABLE:
Great West Life & Annuity        6320 San Ignacio Ave, San Jose, CA           7,732       2/04         7.0%
  Insurance Company
Great West Life & Annuity        6540 Via del Oro, San Jose, CA               3,689       5/04         7.0%
  Insurance Company              6385 San Ignacio Ave., San Jose, CA
Prudential Capital Group         20400 Mariani, Cupertino, CA                 2,034       3/09         8.75%
New York Life Insurance          10440 Bubb Road, Cupertino, CA                 430       8/09         9.625%
  Company
Home Savings & Loan              10460 Bubb Road, Cupertino, CA                 525       1/07         9.5%
  Association
Amdahl Corporation               3120 Scott, Santa Clara, CA                  6,945       3/14         9.42%
Citicorp U.S.A., Inc.            2800 Bayview Drive, Fremont, CA              3,105       4/00         (2)
Mellon Mortgage Company          3530 Bassett, Santa Clara, CA                2,961       6/01         8.125%
Prudential Insurance Company     10300 Bubb, Cupertino, CA                  129,767       10/08        6.56%
  of America                     10500 N. DeAnza, Cupertino, CA
                                 4050 Starboard, Fremont, CA
                                 45700 Northpoint Loop, Fremont, CA
                                 45738 Northpoint Loop, Fremont, CA
                                 450-460 National Ave., Mountain View, CA
                                 4949 Hellyer, San Jose, CA
                                 6311 San Ignacio, San Jose, CA
                                 6321 San Ignacio, San Jose, CA
                                 6325 San Ignacio, San Jose, CA
                                 6331 San Ignacio, San Jose, CA
                                 6341 San Ignacio, San Jose, CA
                                 6351 San Ignacio, San Jose, CA
                                 3236 Scott, Santa Clara, CA
                                 3560 Bassett, Santa Clara, CA
                                 3570 Bassett, Santa Clara, CA
                                 3580 Bassett, Santa Clara, CA
                                 1135 Kern, Sunnyvale, CA
                                 1212 Bordeaux, Sunnyvale, CA
                                 1230 E. Arques, Sunnyvale, CA
                                 1250 E. Arques, Sunnyvale, CA
                                 1170 Morse, Sunnyvale, CA
                                 3540 Bassett, Santa Clara, CA
                                 3542 Bassett, Santa Clara, CA
                                 3544 Bassett, Santa Clara, CA
                                 3550 Bassett, Santa Clara, CA
                                                                           ---------
Mortgage Notes Payable Subtotal                                             157,188
                                                                           ---------
TOTAL                                                                      $205,141
                                                                           =========

(1) The lesser of (a) Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%.
(2)  One month LIBOR plus 1.625% adjusted monthly.

On August 6, 1998, Berg & Berg Developers and Microsoft Corporation entered into a lease with respect to an approximate 515,000 square foot property to be constructed by Microsoft on L'Avenida in Mountain View, California, one of the sites comprising the Pending Development Projects. Microsoft controls the construction of this facility, which is scheduled to be completed in phases between March and May 1999. We will acquire the R&D properties to be built by Berg & Berg Developers on the L'Avenida site when and if construction has been completed and the buildings have been fully leased. Upon any acquisition by us of the Pending Development Projects, the Berg Group may elect to receive cash or L.P. Units from the operating partnerships.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the year ended December 31, 1998 was approximately $16.3 million compared to net cash used in operating activities of approximately $1.0 million and net cash provided by operating activities of $1.2 million for the thirteen-month period ended December 31, 1997 and the fiscal year ended December 31, 1996, respectively. The change was a direct result of our acquisition of the general partnership interests in each of the operating partnerships.

Net cash used in investing activities was approximately $.12 million for the year ended December 31, 1998 compared to net cash provided by investing activities of approximately $46.2 million and $2.5 million for the thirteen-month period ended December 31, 1997 and the fiscal year ended November 30, 1996, respectively. Cash used in investing activities during 1998 related solely to improvements made to existing real estate assets acquired as part of our investment in the operating partnerships. Net cash provided by investing activities in 1997 related solely to the sales proceeds realized by us on the final disposition of our real estate holdings held prior to 1998.

Net cash used in financing activities was approximately $21.5 million for the year ended December 31, 1998 compared to approximately $42.7 million and $1.2 for the thirteen-month period ended December 31, 1997 and the fiscal year November 30, 1996, respectively. During 1998, we reduced debt outstanding by utilizing proceeds from new borrowings, issuing 6,495,058 shares of common stock for gross proceeds of approximately $28.3 million and utilizing cash provided by operating activities. During the thirteen-month period ended December 31, 1997, we repaid all debt outstanding at that time, and made dividend payments aggregating approximately $18.9 million.


CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1994 through December 31, 1998, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.5 million annually. We will have approximately 865,000 rentable square feet under expiring leases annually from January 1, 1999 through December 31, 2000. We expect that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $1.5 million from January 1, 1999 through December 31, 2000. We believe we will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. See "--Forward Looking Information."

FUNDS FROM OPERATIONS

As defined by NAREIT, FFO represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. FFO, along with cash provided by (used in) operating, investing and financing activities for the year ended December 31, 1998 presented on a historical basis, are summarized in the following table:



                                                    FOR THE
                                                      YEAR
                                                     ENDED
                                                   DECEMBER 31,
                                                      1998
                                                   -----------
     CALCULATION OF FUNDS FROM OPERATIONS:
     Net (loss)                                     $  (221)
                Add back:

                     Minority Interest (1)           12,007
                     Real estate depreciation         5,410
                                                   -----------
     Total Funds from Operations                    $17,196
     CASH FLOW PROVIDED BY (USED IN):              ===========
     Operating activities                           $16,264
     Investing activities                              (118)
     Financing activities                           (21,469)




(1) Through one of the operating partnerships, we own partnership interests in two joint ventures each of which owns one property. The operating partnership owns a 75% interest in one of the joint ventures and an 83.33% interest in the other joint venture. For the period from July 1, 1998 through December 31, 1998, the amounts of net income from those joint ventures attributable to the minority interests held outside the operating partnerships totaled $0.042 million. This amount has not been added back in the determination of FFO on a fully-diluted basis.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

We do not believe that recently issued accounting standards will materially impact our financial statements.

YEAR 2000

We utilize computer software for our corporate and real property accounting records and to prepare our financial statements. The vendor of our current principal software accounting system has advised us that it will provide a Year 2000 compliant software upgrade to us in mid 1999. If necessary, we could prepare all required accounting entries manually without incurring material additional operating expenses.

Conceivably, tenants of the properties could experience delays in processing their accounting records and making required lease payments if they encounter Year 2000 compliance problems. We do not believe that any such delays would have a material adverse effect on us.

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PrivateSecurities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting us (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. See Part I, Item 1, "Risk Factors."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable vulnerable, however, to significant fluctuations of interest rates on our floating rate debt, and pricing on our future debt.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                            1999      2000     2001      2002      2003    THEREAFTER   TOTAL   FAIR VALUE
                                            ----      ----     ----      ----      ----    ----------   -----   ----------
VARIABLE RATE DEBT:
  Secured line of credit                   $27,201                                                     $27,201   $ 27,201
  Average interest rate (1)                 (6.93%)
  Secured notes payable (related parties)   20,752                                                     $20,752   $ 20,752
  Average interest rate (1)                 (6.93%)
  Secured notes payable                              $3,105                                            $ 3,105   $  3,105
  Average interest rate (1)                          (7.13%)

FIXED RATE DEBT:
  Secured notes payable                      2,189    2,351    $5,137   $2,578   $2,768     $139,060  $154,083   $154,083(2)
  Average interest rate                     (6.80%)  (6.80%)   (6.80%)  (6.80%)  (6.80%)      (6.80%)

(1) Based upon implied LIBOR for respective time period
(2) Fair value approximates book value for fixed rate debt. $129,767 of this amount is the Prudential Loan which funded on September 23, 1998.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         MISSION WEST PROPERTIES, INC.

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants.................................................   30
Consolidated Balance Sheets of Mission West Properties, Inc.at December 31,
  1998 and 1997...................................................................   31
Consolidated Statements of Operations of Mission West Properties, Inc. for
  the year ended December 31, 1998, the one-month end December 31, 1997 and the
  years ended November 30, 1997 and 1996..........................................   32
Consolidated Statements of Changes in Stockholders' Equity of Mission West
  Properties, Inc. for the year ended December 31, 1998, the one-month ended
  December 31, 1997 and the years ended November 30, 1997 and 1996................   33
Consolidated Statements of Cash Flows of Mission West Properties, Inc. for
  the year ended December 31, 1998,  the one-month  ended December 31, 1997 and
  the years ended November 30, 1997 and 1996......................................   34
Notes to the Consolidated Financial Statements....................................   35
Report of Independent Accountants.................................................   50
Schedule III: Real Estate and Accumulated Depreciation of Mission West
  Properties, Inc. as of December 31, 1998........................................   51
Report of Independent Accountants.................................................   54
Combined Balance Sheets of the Berg Properties (Predecessor) at June 30, 1998
  and December 31, 1997...........................................................   55
Combined Statement of Operations of the Berg Properties (Predecessor) for the
  six months ended June 30, 1998 and the years ended December 31, 1997 and 1996...   56
Combined Statements of Net Equity (Deficit) of the Berg Properties
  (Predecessor) for the six months ended June  30,  1998 and the  years  ended
  December 31, 1997 and 1996......................................................   57
Combined Statements of Cash Flows for the Berg Properties (Predecessor) for the
  six months ended June 30,  1998  and the  years  ended  December  31,  1997
  and  1996.......................................................................   58
Notes to the Consolidated Financial Statements....................................   59
Report of Independent Accountants.................................................   65
Schedule III: Real Estate and Accumulated Depreciation of the Berg Properties
  (Predecessor) as of December 31, 1997...........................................   66

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Mission West Properties, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mission West Properties, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, November 30, 1997 and 1996 and the one month period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Francisco, California
January 29, 1999


                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                               ASSETS
                                                   DECEMBER 31,
                                                1998         1997
                                             -----------  -----------
REAL ESTATE ASSETS:
  LAND                                          $ 90,929
  BUILDINGS AND IMPROVEMENTS                     430,510
                                             -----------
                                                 521,439
  LESS ACCUMULATED DEPRECIATION                   (5,410)
                                             -----------
NET REAL ESTATE ASSETS                           516,029


CASH AND CASH EQUIVALENTS                            246     $  5,569
DEFERRED RENT                                      1,624            -
DEFERRED COSTS AND OTHER ASSETS (NET OF            1,967          194
  ACCUMULATED AMORTIZATION OF
  $43 AT DECEMBER 31, 1998)                  ------------ -----------
  TOTAL ASSETS                                  $519,866     $  5,763
                                             ============ ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
LINE OF CREDIT                                  $ 27,201
MORTGAGE NOTES PAYABLE                           157,188

MORTGAGE NOTES PAYABLE (RELATED PARTIES)
                                                  20,752
INTEREST PAYABLE
                                                     632
SECURITY DEPOSITS
                                                   2,061
PREPAID RENTAL INCOME
                                                   3,246
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         $   552
                                                   2,154
                                             ------------ -----------
    TOTAL LIABILITIES                            213,234          552
                                             ------------ -----------


COMMITMENTS AND CONTINGENCIES (NOTES 4, 6
AND 17)

MINORITY INTEREST                                273,379            -

STOCKHOLDERS' EQUITY:                                  -            -
PREFERRED STOCK, NO PAR VALUE, 200,000
SHARES AUTHORIZED, NONE ISSUED
  AND OUTSTANDING

COMMON STOCK, $.001 PAR VALUE AND NO PAR AT            8
  DECEMBER 31, 1998 AND 1997, RESPECTIVELY,
  200,000,000 SHARES AUTHORIZED, 8,218,594
  SHARES AND 1,501,104 SHARES ISSUED AND
  OUTSTANDING AT DECEMBER 31, 1998 AND 1997,
  RESPECTIVELY
PAID-IN CAPITAL                                   55,528       26,707
LESS AMOUNTS RECEIVABLE FROM PRIVATE                (900)        (334)
  PLACEMENT
ACCUMULATED DEFICIT                             (21,383)     (21,162)
                                             -----------  -----------
  TOTAL STOCKHOLDERS' EQUITY                      33,253        5,211
                                             -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'           $519,866     $  5,763
    EQUITY                                   ===========  ===========

                See notes to consolidated financial statements


                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            ONE MONTH
                              YEAR ENDED      ENDED     YEARS ENDED NOVEMBER 30,
                               DECEMBER      DECEMBER
                                  31,            31,
                                                       ----------------------
                                  1998          1997         1997        1996
                               -----------  ------------  ---------- -----------


REVENUE:
RENTAL REVENUES FROM REAL
ESTATE                          $27,285       $    -       $1,376    $  7,065
TENANT REIMBURSEMENTS             4,193            -            -           -

OTHER INCOME, INCLUDING             278           27          359         348
  INTEREST                     --------     --------     --------    --------
                                 31,756           27        1,735       7,413
                               --------     --------     --------    --------
EXPENSES:
PROPERTY OPERATING,               4,821            -          246       1,643
  MAINTENANCE AND REAL
  ESTATE TAXES
INTEREST                          4,685            -          425       3,045
INTEREST (RELATED PARTIES)        3,511            -            -           -
GENERAL AND ADMINISTRATIVE        1,501          139        1,467         991
  EXPENSES
DEPRECIATION AND AMORTIZATION     5,410            -          246       1,369
                               --------     --------     --------    --------
                                 19,928          139        2,384       7,048
                               --------     --------     --------    --------

INCOME (LOSS) BEFORE GAIN        11,828         (112)        (649)        365
  (LOSS) ON SALE OF REAL
  ESTATE ASSETS, MINORITY
  INTEREST AND INCOME TAXES
GAIN (LOSS) ON SALE OF                -            -        4,736        (306)
  REAL ESTATE ASSETS           --------     --------     --------    --------

INCOME (LOSS) BEFORE MINORITY    11,828         (112)       4,087          59
  INTEREST AND INCOME TAXES
MINORITY INTEREST                12,049            -            -           -
                               --------     --------     --------    --------
NET (LOSS) INCOME BEFORE           (221)        (112)       4,087          59
  INCOME TAXES
BENEFIT (PROVISION) FOR               -           38       (1,043)        (24)
  INCOME TAXES                 --------     --------     --------    --------

NET(LOSS)INCOME                    (221)         (74)       3,044          35
                               ========     ========     ========    ========
PER SHARE AMOUNTS:
BASIC NET (LOSS) INCOME         $ (0.13)      $(0.05)      $18.48    $   0.77
  PER SHARE                    ========     ========     ========    ========

DILUTED NET (LOSS) INCOME       $ (0.13)      $(0.05)      $18.48    $   0.72
  PER SHARE                    ========     ========     ========    ========

                See notes to consolidated financial statements




                          MISSION WEST PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                    AMOUNTS
                                     SHARES                        RECEIVABLE
                                      OF                               ON                       TOTAL
                                     STOCK      COMMON  PAID-IN      PRIVATE    ACCUMULATED  STOCKHOLDERS'
                                  OUTSTANDING   STOCK    CAPITAL    PLACEMENT     DEFICIT       EQUITY
                                  -------------------------------------------------------------------------

BALANCE, NOVEMBER 30, 1996          $   45,624        -   $ 19,446            -     $ (5,309)      $ 14,137
ISSUANCE OF COMMON STOCK                    80                  10                                       10
  UPON OPTION EXERCISE
NET INCOME                                                                                35             35
                                      -------- --------   --------     --------     --------       --------
BALANCE, NOVEMBER 30, 1996              45,704              19,456                    (5,274)        14,182
ISSUANCE OF COMMON STOCK               200,000                 900                                      900
  UPON PRIVATE PLACEMENT
ISSUANCE OF COMMON STOCK             1,250,000               5,625                                    5,625
  UPON PRIVATE PLACEMENT
AMOUNTS RECEIVABLE ON                                                      (484)                       (484)
  1997 PRIVATE PLACEMENTS
ISSUANCE OF COMMON STOCK                 5,400                 726                                      726
  UPON OPTION EXERCISE
NET INCOME                                                                             3,044          3,044
DIVIDENDS PAID                                                                       (18,858)       (18,858)
                                      -------- --------   --------     --------     --------       --------
BALANCE, NOVEMBER 30, 1997           1,501,104              26,707         (484)     (21,088)         5,135
AMOUNTS RECEIVED FROM                                                       150                         150
  1997 PRIVATE PLACEMENTS
NET (LOSS)                                                                               (74)           (74)
                                      -------- --------   --------     --------     --------       --------
BALANCE, DECEMBER 31, 1997           1,501,104              26,707         (334)     (21,162)         5,211
ISSUANCE OF COMMON STOCK               225,000               1,013         (900)                        113
  UPON OPTION EXERCISE
ISSUANCE OF COMMON STOCK             6,495,058              27,827                                   27,827
  UPON PRIVATE PLACEMENT
AMOUNTS RECEIVED FROM 1997 PRIVATE                                          334                         334
  PLACEMENTS
ODD LOT TENDER OFFER                    (2,568)                (11)                                     (11)
NET (LOSS)                                                                              (221)          (221)
REINCORPORATION (NOTE 1)                              8         (8)                                       -
                                      -------- --------   --------     --------     --------       --------
BALANCE, DECEMBER 31, 1998          $8,218,594       $8   $ 55,528        $(900)    $(21,383)      $ 33,253
                                    ========== ========   ========     ========     ========       ========


                See notes to consolidated financial statements


                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                      ONE MONTH
                                         YEAR ENDED      ENDED
                                          DECEMBER     DECEMBER    YEAR ENDED NOVEMBER 30,
                                             31,          31,
                                            1998         1997         1997        1996
                                         -----------  -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                           $   (221)   $     (74)  $   3,044    $      35

Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities
  Minority interest                           12,049            -           -            -
  Depreciation                                 5,410            -         246        1,379
  Deferred income taxes                            -            -           -           35
  (Gain) loss on sale of real estate               -            -      (4,736)         306
    assets
Change in operating assets and liabilities:
  Deferred rent                               (1,624)           -           -            -
  Other assets                                (1,594)           -       1,295         (457)
  Interest payable                               632            -           -            -
  Security deposits                              218            -           -            -
  Prepaid rental income                          812            -           -            -
  Accounts payable and accrued expenses          582           28        (849)         (77)
                                             --------    ---------   ---------    ---------
  Net cash provided by (used in)              16,264          (46)     (1,000)       1,221
    operating activities                    --------    ---------   ---------    ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Improvements to real estate                     (118)           -           -            -
Net maturities of short-term                       -            -           -        2,528
  investments
Net proceeds from the sale of                      -            -      46,198            -
  real estate assets                        --------    ---------   ---------    ---------
  Net cash (used in) provided by                (118)           -      46,198        2,528
    investing activities                    --------    ---------   ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit             (11,843)           -           -            -
Proceeds from mortgage notes payable         130,000            -           -            -
Principal payments on mortgage notes payable (19,586)           -     (30,753)      (1,214)
Principal payments on mortgage notes payable(148,279)           -           -            -
  (related parties)
Proceeds from issuance of common stock        28,161          150       6,041            -
Net proceeds from exercise of stock options      113            -         726           10
Repurchase of common stock                       (11)           -           -            -
Minority interest distributions                  (24)           -           -            -
Dividends                                          -            -     (18,858)           -
                                            --------    ---------   ---------    ---------
                                            --------    ---------   ---------    ---------

     Net cash (used in) provided by          (21,469)         150     (42,844)      (1,204)
     financing activities                   --------    ---------   ---------    ---------
                                            --------    ---------   ---------    ---------

     Net (decrease) increase in cash          (5,323)         104       2,354        2,545
      and cash equivalents

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR   5,569        5,465       3,111          566
                                            --------    ---------   ---------    ---------
                                            --------    ---------   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR      $    246    $   5,569   $   5,465    $   3,111
                                            ========    =========   =========    =========

                See notes to consolidated financial statements

                            MISSION WEST PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1. ORGANIZATION AND FORMATION OF THE COMPANY

Mission West Properties, Inc. ("the Company") is a fully integrated, self-managed real estate company that acquires and manages office/research and development/manufacturing ("R&D") properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company acquired control of four existing limited partnerships (referred to collectively as the "operating partnerships"), by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes ("the Acquisition"). The Company purchased an approximate 12.11% interest in each of the operating partnerships. The Company effected the purchase of its general partnership interests by issuing to the operating partnerships separate demand notes bearing interest at 7.25% per annum (the "Demand Notes"). The total principal amount of the Demand Notes issued was $35,200. All limited partnership interests in the operating partnerships were converted into 59,479,633 units of limited partnership interest ("L.P. Units"), which represented an ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company will own its assets, will make its future acquisitions, and generally conduct its business.

On December 30, 1998, the Company was reincorporated under the laws of the State of Maryland through a merger with and into Mission West Properties, Inc. Accordingly, shares of the former company, Mission West Properties, a California corporation (no par), which were outstanding at December 30, 1998, were converted into shares of common stock ($.001 par value per share) on a one-for-one basis.

As of December 31, 1998, the Company owns a general partnership interest of 12.04%, 12.11%, 11.96% and 12.11% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 12.02% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

The Company, through the operating partnerships, owns interests in 71 R&D properties, all of which are located in the Silicon Valley.

The Company was formerly engaged in developing, owning, operating, and selling income-producing real estate located principally in Southern California. As discussed in NOTE 15, SALE OF REAL ESTATE INVESTMENTS below, the Company sold all of its Southern California real estate holdings during 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company, and its controlled subsidiaries, including the operating partnerships. All significant intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

REAL ESTATE ASSETS:

Real estate assets are stated at the lower of cost or fair value. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, ACCOUNTING FOR SALES OF REAL ESTATE.

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its fair value. If an impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. As of December 31, 1998, the properties' carrying values did not exceed the estimated fair values.

DEPRECIATION:

Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and improvements.

CASH AND CASH EQUIVALENTS:

The  Company  considers  highly  liquid  short-term   investments  with  initial
maturities of three months or less to be cash equivalents.

Cash and cash equivalents are primarily held in a single financial institution, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

DEFERRED COST AND OTHER ASSETS:

Included in deferred costs and other assets are costs associated with obtaining debt financing. Such costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method.

REVENUE RECOGNITION:

Rental income is recognized on the straight-line method of accounting required by generally accepted accounting principles under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as deferred rent on the balance sheet. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs. These additional rents are reflected on the accrual basis.

INCOME TAXES:

The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ending December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements.

Income taxes are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company had no tax liability for the year ended December 31, 1998.

NET INCOME PER SHARE:

The Company has adopted SFAS No. 128 EARNINGS PER SHARE effective for its year ended November 30, 1997. The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average of common and common equivalent shares outstanding during the year.



ACCOUNTING FOR STOCK-BASED COMPENSATION:

SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's financial instruments include cash, receivables, payables and debt. Considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Based on borrowing rates currently available to the Company, the carrying amount of mortgage debt and the line of credit approximates fair value. Cash, receivables and payables are also carried at amounts that approximate fair value due to their short-term maturities.

CONCENTRATION OF CREDIT RISK

The Company's properties are not geographically diverse, and our tenants operate primarily in the technology industry. Additionally, because the properties are leased to 71 tenants, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Apple Computers, Inc. accounted for approximately 12.2% of the Company's rental revenues for the year ended December 31, 1998, with the next largest tenant accounting for 6.6% of total rental revenues. However, management believes the risk of default is reduced because of the critical nature of these properties for ongoing tenant operations.

REVERSE STOCK SPLIT:

All share and per share amounts have been adjusted to reflect the 1 for 30 reverse stock split which occurred in November 1997.

FISCAL YEAR CHANGE:

In November 1997, the board of directors approved a change in the Company's fiscal year end from November 30 to December 31, effective for the calendar year beginning January 1, 1997. The results for the year ended November 30, 1997 and the one month ended December 31, 1997 are presented.

RECLASSIFICATIONS:

Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

3. ACQUISITION

The Acquisition was accounted for as a purchase with the results of the Operating partnerships included from July 1,1998. The fair value of the assets acquired was $507,807 and liabilities assumed totaled $239,903.

The pro forma results listed below are unaudited and assume the Acquisition occurred at the beginning of each period presented:


                                                                    Proforma       Proforma
                                                                   Year Ended     Year Ended
                                                                    December       December
                                                                    31, 1998       31, 1997
                                                                  ------------   ------------

      Total Revenues                                                $ 62,253       $ 56,120
                                                                  ------------   ------------

      Expenses:
        Operating, maintenance and real estate taxes                   9,251          8,511
        Interest expenses (including related parties)                 17,631         18,055
        General and administrative expenses                            1,501          1,467
        Depreciation and ammortization                                10,781         10,842
                                                                  ------------   ------------
                                                                      39,164         38,875
                                                                  ------------   ------------
      Income before minority interest, gain on sale of real           23,089         17,245
        estate and income taxes
      Minority interest                                               22,541         16,691
                                                                  ------------   ------------
      Income before gain on real estate and income taxes                 548            554
      Gain on sale of real estate                                          -          4,736
                                                                  ------------   ------------
      Income before income taxes                                         548          5,290
      Provision for income taxes                                         142          1,375
                                                                  ------------   ------------
      Net income                                                   $     406      $   3,915
                                                                  ============   ============

      Basic and diluted net income per share                         $  0.24      $   23.77
                                                                  ============   ============

4. STOCK TRANSACTIONS

On May 27, 1997, the Company entered into a Stock Purchase Agreement with a group of private investors led by Carl E. Berg, his brother Clyde J. Berg, the members of their respective immediate families, and certain entities they control (the "Berg Group") pursuant to which the Company agreed to sell 200,000 shares of common stock to the Berg Group for a purchase price of $900 in cash, or $4.50 per share. On August 5, 1997, the shareholders approved the stock sale transaction. This sale of common stock was completed on September 2, 1997, at which time all officers and directors resigned and the Berg Group became the controlling shareholder with an approximate 80% ownership position in the Company.

Subsequent to the September 1997 common stock sale, a series of transactions were approved by the Company's shareholders that included the 1 for 30 reverse stock split, a private placement of 1,250,000 shares of the Company's common stock at $4.50 per share and the adoption of the Company's 1997 Stock Option Plan.

On December 29, 1998, the Company completed the sale of 6,495,058 shares of common stock, at a price of $4.50 per share to a number of accredited investors in two separate private placements. The aggregate proceeds to the Company, net of fees and offering costs, was $27,827. The proceeds were used to pay a portion of the outstanding amounts under the Demand Notes due the operating partnerships. As of December 31, 1998, $2,050 remained outstanding under the Demand Notes. The Demand Notes, along with interest expense (interest income to the operating partnerships), is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements.

Each of the limited partners of the operating partnerships has the right to exchange their L.P. Units for shares of common stock. Such exchange rights, however, are not available until December 29, 1999. During the period prior to December 29, 1999, the limited partners will be allowed to seek one registration of not more than 500,000 shares of common stock for resale (on Form S-3 or the equivalent) and will have "piggyback registration" rights for not more than 25% of the total number of shares proposed for a public offering of common stock by the Company. Subsequent to December 29, 1999, the limited partners are generally limited to the exchange or sale of L.P. Units once during any 12-month period by each limited partner of up to one-third of the aggregate number of L.P. Units owned by such limited partner.

Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner's L.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender. Upon the exercise of any such right by a limited partner, the Company will have the option to purchase the tendered L.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights become exercisable on December 29, 1999, and are available once a year for a maximum of one-third of the eligible limited partners' total L.P. Units. If the total purchase price of the L.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the Company or the operating partnerships will be entitled to reduce proportionately the number of L.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million dollars.

On March 30, 1998, the Company issued 200,000 shares of common stock at $4.50 per share to an executive officer of the Company in exchange for a $900 note receivable payable to the Company. The note is a full recourse promissory note bearing interest at 5.59% and is collateralized by a pledge of the shares. Interest is payable annually and principal is due March 30, 2003.

During the second and fourth quarters of 1998, the Company received total payments of $334 relating to amounts receivable from the private placements of shares of common stock in November 1997.

5. MINORITY INTEREST

Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 87.98%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 1998. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

There are two properties (owned through two separate single asset joint ventures) for which 100% of the ownership is not held within the operating partnerships. The operating partnerships own a 75% interest in one of the joint ventures and an 88% interest in the other joint venture. For the period of July 1, 1998 through December 31, 1998, income associated with the interests held by the non-affiliated third parties of these two propertiess is $42.

6. REAL ESTATE

PENDING PROJECTS ACQUISITION AGREEMENT The Company has entered into a Pending Projects Acquisition Agreement which permits the acquisition by the Company through the operating partnerships of approximately one million additional rentable square feet upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group. To date, the Company has completed one acquisition under the Pending Projects Acquisition Agreement representing 52,800 rentable square feet (Richard Avenue Property - see PROPERTY ACQUISITIONS below). There are four additional projects with total rentable square feet of approximately 965,100 anticipated to be acquired under the Pending Projects Acquisition Agreement. As of December 31, 1998, the estimated acquisition cost for these four remaining projects is $165,334. The Company expects to acquire the last of these pending development projects by the end of first quarter 2000.

The Berg Group as sellers of the pending development projects may elect to receive cash or L.P. Units at a value of $4.50 per unit. As the current market value price of a share of common stock exceeds the $4.50 price, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these L.P. Units. Consequently, the "absolute" acquisition cost may be greater than the stated acquisition value given the significant discount that the sellers receive in connection with the L.P. Units issued to them.

One of the intended acquisitions under the Pending Projects Acquisition Agreement is the L'Avenida project in Mountain View, California that is currently under development and is planned to have approximately 515,000 of rentable square feet. On August 6, 1998, Microsoft Corporation entered into a lease with respect to this property. Microsoft controls the construction of this facility, which is well underway and scheduled to be completed in phases in the spring and summer of 1999. The Company will acquire the R&D properties being built on the L'Avenida site when and if construction has been completed. The expected acquisition value to the Company is approximately $116 million. Microsoft has signed a seven-year lease with a first year's rent of $2.95 per square foot per month and 4% annual increases.

BERG LAND HOLDINGS OPTION AGREEMENT Through the operating partnerships, the Company also has the option to acquire, any future R&D property developments on approximately 162 acres of Silicon Valley Land owned by certain members of the Berg Group under the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, L.P. Units. To date, the Company has completed one acquisition under the Berg Land Holdings Option Agreement representing approximately 110,000 rentable square feet (Hellyer Avenue Property - SEE PROPERTY ACQUISITIONS below). Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the agreement's acquisition value of the parcel on which the improvements were constructed (ranging from $8.50 to $20.00 per square foot);
(d) 10% of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and e) interest at LIBOR (London Interbank Offer
Rate) plus 1.65% on the cost of the construction costs of the building; less (f) any debt encumbering the property.

No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Agreement, nor the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing two properties with a total of 388,000 rentable square feet that the Company has the right to acquire under this agreement. As of December 31, 1998, the estimated acquisition value to the operating partnerships for these two projects is $32,226. The final acquisition price of these two properties could differ significantly from this estimate.

PROPERTY ACQUISITIONS During the fourth quarter of 1998, the Company acquired two newly constructed R&D properties located on Richard Avenue in Santa Clara, California and Hellyer Avenue in San Jose, California. These acquisitions added approximately 163,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement. The total gross acquisition price for these two properties was $13,692. The Company assumed $9,606 of debt due Berg & Berg Enterprises, Inc. and issued 672,064 L.P units of which 618,684 were issued to various members of the Berg Group.

The Richard Avenue property is a single-story building containing approximately 52,800 rentable square feet. The total purchase price was $4,198. The building is currently 100% leased by one tenant with a lease expiration of August 2003.

The Hellyer Avenue property is a single-story contemporary building containing approximately 110,000 rentable square feet. The total purchase price was $9,494. The building is currently 100% leased by two tenants with both leases expiring in November 2005.

The following table provides information as to the estimated fair market value, calculated using an estimated capitalization rate of 10% based upon the first year's cash rent, actual cost (to the Berg Group), which includes land and construction costs, and the actual acquisition price paid by the operating partnerships:


                      Average 1st
                      Year's Rent        Estimated
                      Per Square           Fair       Cost to Berg   Acquisition
                         Foot              Value         Group          Price
                      -----------        ---------    ------------   -----------
                                        (unaudited)

  Richard Avenue        $1.06            $ 6,716       $ 2,080         $ 4,198
  Hellyer Avenue        $0.99             13,034         8,380           9,494
                      -----------        ---------    ------------   -----------
  Total                                  $19,750       $10,460         $13,692
                                         =========    ============   ===========


7.  DEBT

The  following  table  sets  forth  certain  information   regarding  debt
outstanding as of December 31, 1998:


     DEBT DESCRIPTION               COLLATERAL                                          MATURITY     INTEREST
                                    PROPERTIES                              BALANCE       DATE         RATE
----------------------------    -----------------------------              ---------    ---------    ---------
LINES OF CREDIT:
Wells Fargo                      1810 McCandless Drive, Milpitas, CA        $27,201(1)   10/99         (2)
                                 1740 McCandless Drive, Milpitas, CA
                                 1680 McCandless Drive, Milpitas, CA
                                 1600 McCandless Drive, Milpitas, CA
                                 1500 McCandless Drive, Milpitas, CA
                                 1450 McCandless Drive, Milpitas, CA
                                 1350 McCandless Drive, Milpitas, CA
                                 1325 McCandless Drive, Milpitas, CA
                                 1425 McCandless Drive, Milpitas, CA
                                 1526 McCandless Drive, Milpitas, CA
                                 1575 McCandless Drive, Milpitas, CA
                                 1625 McCandless Drive, Milpitas, CA
                                 1745 McCandless Drive, Milpitas, CA
                                 1765 McCandless Drive, Milpitas, CA

MORTGAGE    NOTES   PAYABLE(5)
(RELATED PARTIES):
                                 2033-2043 Samaritan Drive, San Jose, CA     20,752(3)   12/99(4)      (2)
                                 2133 Samaritan Drive, San Jose, CA
                                 2233-2243 Samaritan Drive, San Jose, CA

MORTGAGE NOTES PAYABLE:
Great West Life & Annuity        6320 San Ignacio Ave, San Jose, CA           7,732       2/04         7.0%
  Insurance Company
Great West Life & Annuity        6540 Via del Oro, San Jose, CA               3,689       5/04         7.0%
  Insurance Company              6385 San Ignacio Ave., San Jose, CA
Prudential Capital Group         20400 Mariani, Cupertino, CA                 2,034       3/09         8.75%
New York Life Insurance          10440 Bubb Road, Cupertino, CA                 430       8/09         9.625%
  Company
Home Savings & Loan              10460 Bubb Road, Cupertino, CA                 525       1/07         9.5%
  Association
Amdahl Corporation               3120 Scott, Santa Clara, CA                  6,945       3/14         9.42%
Citicorp U.S.A., Inc.            2800 Bayview Drive, Fremont, CA              3,105       4/00         (6)
Mellon Mortgage Company          3530 Bassett, Santa Clara, CA                2,961       6/01         8.125%
Prudential Insurance Company     10300 Bubb, Cupertino, CA                  129,767       10/08        6.56%
  of America                     10500 N. DeAnza, Cupertino, CA
                                 4050 Starboard, Fremont, CA
                                 45700 Northpoint Loop, Fremont, CA
                                 45738 Northpoint Loop, Fremont, CA
                                 450-460 National Ave., Mountain View, CA
                                 4949 Hellyer, San Jose, CA
                                 6311 San Ignacio, San Jose, CA
                                 6321 San Ignacio, San Jose, CA
                                 6325 San Ignacio, San Jose, CA
                                 6331 San Ignacio, San Jose, CA
                                 6341 San Ignacio, San Jose, CA
                                 6351 San Ignacio, San Jose, CA
                                 3236 Scott, Santa Clara, CA
                                 3560 Bassett, Santa Clara, CA
                                 3570 Bassett, Santa Clara, CA
                                 3580 Bassett, Santa Clara, CA
                                 1135 Kern, Sunnyvale, CA
                                 1212 Bordeaux, Sunnyvale, CA
                                 1230 E. Arques, Sunnyvale, CA
                                 1250 E. Arques, Sunnyvale, CA
                                 1170 Morse, Sunnyvale, CA
                                 3540 Bassett, Santa Clara, CA
                                 3542 Bassett, Santa Clara, CA
                                 3544 Bassett, Santa Clara, CA
                                 3550 Bassett, Santa Clara, CA
                                                                           ---------
Mortgage Notes Payable Subtotal                                             157,188
                                                                           ---------
TOTAL                                                                      $205,141
                                                                           =========


(1)Amounts available under the Wells Fargo line at December 31, 1998 were $72,799. Certain members of the Berg Group are liable as guarantors under this line of credit.

(2)The lesser of (a) the Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. The average rate for the three months ended December 31, 1998 was 6.66%.

(3)There is no set repayment plan associated with this debt; payments are made to Berg & Berg Enterprises, Inc. on demand.

(4)Original due date was March 1999. The Company has received an extension from Berg & Berg Enterprises, Inc. to December 1999.

(5)Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2014. The weighted average interest rate of mortgage notes payable was 6.80% at December 31, 1998.

(6)One month LIBOR plus 1.625% adjusted monthly (6.68% at December 31, 1998).

(7)The Prudential Loan is payable in monthly installments of $827, which includes principal (based upon a 30 year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

Scheduled principal payments on debt for the years ending, are as follows:

                              Lines    Mortgage      Mortgage
                              of       Notes          Notes       Total
                              Credit   Payable       Payable
                                                     (Related
                                                     Parties)
                              -------  ---------  --------------  --------

      December 31, 1999       $27,201     2,189       $20,752       50,142
      December 31, 2000                   5,456                      5,456
      December 31, 2001                   5,137                      5,137
      December 31, 2002                   2,578                      2,578
      December 31, 2003                   2,768                      2,768
      Thereafter                        139,060                    139,060
                              -------  ---------  --------------  --------
                              $27,201  $157,188      $20,752      $205,141
                              =======  =========  ==============  ========

8. OPERATING PARTNERSHIP DISTRIBUTIONS

On  December  28,  1998,  the  Company,  as  general  partner  of the  operating partnerships, declared a $0.17 per L.P. Unit distribution for total distributions of $11,633. Of this amount, $9,599 was due to various members of the Berg Group and was converted to related party debt on December 31, 1998. The Company received $1,408 which was used to repay amounts outstanding under the Demand Notes owed to the operating partnerships. A distribution in the amount of $298 was attributable to units held by John Kontrabecki and were applied against amounts owed by him to the operating partnerships as of December 31, 1998. The remaining amount of $328 was owed to other L.P. Unit holders and is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 1998. Such amounts were paid in January 1999.

9. STOCK-BASED COMPENSATION PLANS

The Company's 1997 Stock Option Plan was approved by the Company's shareholders on November 10, 1997. The 1997 Stock Option Plan was adopted so that the Company may attract and retain the high quality employees, consultants and directors necessary to build the Company's infrastructure and to provide ongoing incentives to the Company's employees in the form of options to purchase the Company's common stock by enabling them to participate in the Company's success.

The 1997 Stock Option Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors of the Company. Options to purchase a maximum of 5,500,000 shares of common stock may be granted under the 1997 Stock Option Plan, subject to equitable adjustments to reflect certain corporate events. All options granted to employees in 1998 become exercisable as follows: a) six months from date of grant, 6.25%; b) one year from date of grant, an additional 12.50%; c) each month thereafter for 36 months, an additional 2.26%. Each option has a term of 6 years from the date of grant subject to earlier termination in certain events related to termination of employment. Options granted to directors will become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee is a director of the Company. The option price is equal to the fair market value of the common stock on the date of grant.

The remaining contractual lives of unexercised options granted range from January 2004 to December 2004. All options granted during 1998 have a $4.50 option price per share.

The  following  table shows the  activity  and detail for the 1997 Stock  Option
Plan:

                                           1997 Stock         Option Price
                                           Option Plan         Per Share
                                           -----------        ------------
  Balance, December 31, 1997
    Options granted                          905,000              $4.50
    Options exercised                       (225,000)
                                           ---------
  Balance, December 31, 1998                (680,000)
                                           =========



As of December 31, 1998, 4,595,000 additional options were available for grant. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 1998, outstanding options to purchase 19,063 shares of common stock were exercisable.

The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company's net loss and net loss per share would have been increased by approximately $146 or $.09 per share for the year ended December 31, 1998, resulting in a total net loss of $367 or $.21 per share, for the year ended December 31, 1998. The estimated fair value of the options granted during 1998 ranged from $4.95 to $5.01 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 24.07%, risk free rates of 4.53% to 5.72% and an expected life of 5 years.

Prior to the adoption of the 1997 Stock Option Plan, the Company had a Director Stock Option Plan and an Incentive Stock Option Plan under which non-salaried directors and officers, respectively, could purchase shares of the Company's common stock at a minimum option price based on market value at the date of grant. Options granted under these two plans became exercisable ratably over five years and expired after a period not to exceed ten years. As of November 30, 1996, 5,000 and 6,667 shares were authorized under each plan, of which 4,387 and 5,453 were available for grant and 880 and 1,636 were exercisable under the Director Stock Option Plan and the Incentive Stock Option Plan, respectively. Upon the sale of the majority of the Company's real estate assets (see Note 15) the provisions of these two plans accelerated (unvested shares at that date were 451). All the options described above were exercised or cancelled in February 1997.

Activity in these two plans comprised the following:

                                    December 31,     November 30,
                                       1997              1996
                                    -----------      -----------
     Beginning share balance           2,967             3,333
     Exercised (Between $90 and       (2,747)              (80)
     $292.5 per share)
     Canceled ($274 per share)          (220)             (286)
                                    ---------        ---------
     Ending share balance                  -             2,967
                                    =========        =========

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation contributed, based upon management's discretion. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the year ended December 31, 1998, the Company recognized $22 of expense for employer contributions made in connection with this plan.

10. NET INCOME PER SHARE

The Company adopted SFAS No. 128, EARNINGS PER SHARE, effective with its year ended November 30, 1997. This Statement requires the Company to present basic and diluted net income per share on the face of the income statement. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The computation for weighted average shares is detailed below:



                                                    Year         Month
                                                    Ended        Ended
                                                   December     December
                                                      31,          31,      Years Ended November 30,
                                                     1998         1997           1997      1996
                                                  ---------    ----------      --------  ---------
  Weighted average shares outstanding (basic)     1,688,059     1,501,104      164,692    45,684
  Incremental shares from assumed option exercise    22,730             -            -     2,901
                                                  ---------    ----------      --------  ---------
  Weighted average shares outstanding (diluted)   1,710,789     1,501,104      164,692    48,585
                                                  =========    ==========      ========  =========

The outstanding L.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. L.P. Units outstanding at December 31, 1998 were 60,151,697.

11. INCOME TAXES

The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and comply with certain other requirements.

Deferred tax assets (liabilities) comprise the following:

                                            December 31,
                                          1998           1997
                                     ------------------------
  Prepaid Rent                             $  134           -
                                         --------   ---------
    Deferred Tax Assets                       134           -

  Deferred Rental Revenue                     (67)          -
                                         --------   ---------
    Deferred Tax Liabilities                  (67)          -
                                         --------   ---------
                                               67           -
  Deferred tax asset valuation                (67)          -
    allowance                            --------   ---------
  Net deferred taxes                            -           -
                                         ========   =========


The provision for (benefit from) income taxes reconciles to the statutory rate as follows:

                                                                 One Month
                                                                   Ended            November 30,
                                                  December 31,  December 31,   ----------------------
                                                     1998          1998          1997          1996
                                                  ---------------------------------------------------
Statutory federal tax rate                           34.0%         34.0%         34.0%         34.0%
Increase (decrease) in taxes resulting from:
  Depreciation differences                             6              -             -             -
  Change in deferred tax asset valuation allowance  (34.0)            -           1.6         (64.2)
  Alternative minimum taxes                             -             -             -          60.9
  State income tax, net of federal tax benefit        (6)             -          (1.4)          6.1
  Reconciliation of previous tax estimates              -             -          (8.9)            -
  Other                                                 -             -             -           3.9
                                                  ---------------------------------------------------
                                                        0%         34.0%         25.3%         40.7%
                                                  ===================================================


The provision for (benefit from) income taxes comprises the following:

                  Year        One month            Year ended
                 ended          ended          November 30, 1996
               December 31,  December 31,  --------------------------
                  1998          1997           1997         1996
               ------------------------------------------------------
Current:
  Federal             -          $ (38)     $   491         $(21)
  State               -                          85           10
               ------------------------------------------------------
                      -                         576          (11)
               ------------------------------------------------------
Deferred:
  Federal             -                         467           35
  State               -                           -            -
               ------------------------------------------------------
                      -                         467           35
               ------------------------------------------------------
                      -          $ (38)      $1,043         $ 24
               ======================================================


As of December 31, 1998 and 1997, the Company had no deferred tax assets or liabilities. The provision for (benefit from) income taxes reflects temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. These temporary differences primarily arise from the recognition of rental revenue from real estate, recognition of accrued expenses, capitalized interest and a difference in the depreciable basis for tax than for financial reporting purposes. The Company carried back federal net operating losses to prior years for refunds and carried forward state net operating losses to be applied against future operating income, if any.

Due to the uncertainty of realizing the benefit of certain deferred tax assets given the Company's intent on electing to be taxed as a REIT, a valuation allowance was established in 1998. The net decrease in the valuation allowance for fiscal years 1997 and 1996 were due to changes in the state loss carryforward amounts.

12. RELATED PARTY TRANSACTIONS

As of December 31, 1998, the Berg Group owned 56,464,623 L.P. Units of the total 60,151,697 L.P. Units issued and outstanding. Along with the Company's common shares owned by the Berg Group, the Berg Group's interest in the Company represents 82.8% of the Company, assuming conversion of the 60,151,697 L.P. Units into common shares of the Company.

In connection with the Acquisition, through the operating partnerships, the Company assumed certain liabilities which included amounts due to the Berg Group in the amount of $1,989 for management fees and interest expense. Such amounts have been paid as of December 31, 1998.

As of December 31, 1998, debt in the amount of $20,752 was due Berg & Berg Enterprises, Inc. This amount includes $9,606 of debt assumed in connection with the fourth quarter 1998 acquisitions of two properties (see Note 6). Additionally, on December 28, 1998, the operating partnerships declared a distribution of $0.17 per L.P. Unit (see Note 8). The amount of this distribution payable to members of the Berg Group in the amount of $9,599 was converted to related party debt on December 31, 1998. Interest expense incurred in connection with debt due Berg & Berg Enterprises, Inc. was $3,511 for the year ended December 31, 1998.

Carl E. Berg has a significant financial interest in two companies that lease space from the operating partnerships. These companies occupy, in the aggregate, 35,862 square feet at a weighted average of $.63 per square foot per month. These leases were in effect prior to the Company's acquisition of its general partnership interests. The leases expire in 2001 (5,862 square feet) and 2002 (30,000 square feet).

The Company currently leases space owned by Berg & Berg Enterprises, Inc. an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $61 for the year ended December 31, 1998.

13. FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interest in 71 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2008, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of expenses, as of December 31, 1998, are as follows:

            1999                $ 52,219
            2000                  48,084
            2001                  43,473
            2002                  33,595
            2003                  22,910
            Thereafter            30,801
                                --------
                                $231,082
                                ========

Rental income from one tenant, Apple Computers, was $3,340 for the year ended December 31, 1998, or 12.2% of total rental revenues for the same period. Future minimum rents from this tenant are $24,266.

14. SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest was $7,540, $0, $410 and $3,106 for the year ended December 31, 1998, the one month ended December 31, 1997 and for the years ended November 30, 1997 and 1996, respectively. The Company received an income tax refund of $228 and $17 for the years ended December 31, 1998 and November 30, 1996, respectively and paid income taxes, net of refunds, of $546 for the year ended November 30, 1997.

In  connection  with  the  Acquisition,   the  Company,  through  the  operating
partnerships, acquired assets with a fair value of $507,807 and assumed liabilities of $239,903.

The Company assumed the Wells Fargo line of credit on September 30, 1998 from the Berg Group. As of that date, the outstanding balance on the Wells Fargo line of credit was $39,044. In connection with this assumption, the Company retired $39,044 of related party debt due Berg & Berg Enterprises, Inc.

In connection with the fourth quarter acquisitions of the Richard Avenue and Hellyer Avenue properties, the Company assumed $9,606 of related party debt due to Berg & Berg Enterprises, Inc., and issued 672,064 L.P. Units for a total acquisition value of $13,692.

Amounts due to the Berg Group in the amount of $9,599 for distributions declared to L.P. Unit holders, were converted to related party debt due Berg & Berg Enterprises, Inc. on December 31, 1998.

15. SALE OF REAL ESTATE INVESTMENTS

On December 6, 1996, the Company entered into an agreement to sell all its real estate assets to Spieker Properties, L.P. (Spieker), a California limited partnership, for $50,500 in cash. The Company's shareholders approved the sale of the real estate assets to Spieker on December 16, 1996. A majority of the sale transaction was completed January 22, 1997, at which time, nine of the Company's 11 real estate properties were sold. The sale of the two remaining properties was completed on May 6, 1997.

The Company used the $47,500 in cash received from the sale of the nine properties to repay all outstanding debt, as well as related transaction and closing costs, including $3,000 in "break-up" fees from previously terminated sales transactions. The Company received $3,000 in cash from the sale of the two remaining properties which was used to pay related transaction costs.

On February 4, 1997, the Company declared a special dividend of $9.00 per share, which was paid on February 27, 1997 to all shareholders of record as of February 19, 1997. This dividend represented the currently available portion of the proceeds from the sale of the real estate assets. On October 21, 1997, the Company paid a dividend of $3.30 per share to all shareholders. The record date for this distribution was August 28, 1997.


16. SUBSEQUENT EVENTS

The Company expects to close on an acquisition of a newly constructed R&D property located on Santa Teresa Boulevard, in San Jose California, on April 1, 1999. This acquisition will add approximately 54,996 square feet of rentable space and will be acquired from the Berg Group under the Pending Projects Acquisition Agreement (Note 6). The total gross acquisition price for this property will be $6,648.

17. COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are party to litigation arising out of the normal course of business. Management does not expect that such matters would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the year ended December 31, 1998 is as follows:



                                               First         Second         Third        Fourth
                                               -----         ------         -----        ------
  Revenue                                  $       77    $        64   $   15,455    $   16,160

  (Loss) income before minority interest         (153)          (273)       5,519         6,735
  Net (loss) income                              (153)          (273)         130            75

  Per share data:
     Basic net (loss) per share                (0.10)         (0.16)        0.08          0.05
     Diluted net (loss) per share              (0.10)         (0.16)        0.08          0.05
  Weighted average number of common shares
     outstanding (basic)                    1,503,933      1,698,536    1,698,536     1,847,342
  Weighted average number of common shares
     outstanding (diluted)                  1,503,933      1,698,536    1,698,536     1,935,936

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Mission West Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 29, 1999 included in this Form 10-K of Mission West Properties, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 29, 1999

                                                       SCHEDULE III
                                               Mission West Properties, Inc.
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 (Dollars in thousands)
December 31, 1998

                                                            Initial Cost                              Total Cost (A)
                                                      ------------------------       Cost       ------------------------
                                       December 31,               Buildings      Subsequent to               Buildings
                                           1998                      and         Construction\                  and
 Property Name             City        Encumbrances     Land     Improvements     Acquisition     Land     Improvements    Total
------------------------------------  --------------  --------  --------------   -------------  --------  --------------  --------
10401-10411 Bubb       Cupertino      B                  632       $  3,078                      $   632       $ 3,078    $  3,710
2001 Logic             Cupertino                       2,288         11,134                        2,288        11,134      13,422
47000 Northport        Fremont                  C      1,184          5,760         $  7           1,184         5,767       6,951
45738 Northport        Fremont                  C        891          4,338            5             891         4,343       5,234
4050 Starboard         Fremont                  C      1,329          6,467            8           1,329         6,475       7,804
3501 W. Warren/Fremont Fremont                         1,866          9,082                        1,866         9,082      10,948
48800 Milmont          Fremont                         1,013          4,932                        1,013         4,932       5,945
4750 Patrick Henry     Santa Clara                     1,604          7,805                        1,604         7,805       9,409
4949 Hellyer           San Jose                 C      3,593         17,484           61           3,593        17,545      21,138
3520 Bassett           Santa Clara    D                1,104          5,371                        1,104         5,371       6,475
3530 Bassett           Santa Clara  D,E  $  2,961        849          4,133                          849         4,133       4,982
5850-5870 Hellyer      San Jose                        2,787          6,502                        2,787         6,502       9,289
2251 Lawson Lane       Santa Clara                     1,952          9,498                        1,952         9,498      11,450
1230 E. Arques         Sunnyvale                         540          2,628                          540         2,628       3,168
1250 E. Arques         Sunnyvale                       1,335          6,499                        1,335         6,499       7,834
3120 Scott Blvd.       Santa Clara          6,945      2,044          9,948                        2,044         9,948      11,992
20400 Mariani          Cupertino            2,034      1,670          8,125                        1,670         8,125       9,795
10500 De Anza          Cupertino                C      7,666         37,304                        7,666        37,304      44,970
20605-705 Valley Green Cupertino                       3,490         16,984                        3,490        16,984      20,474
10300 Bubb             Cupertino                C        635          3,090                          635         3,090       3,725
10440 Bubb             Cupertino              430        434          2,112                          434         2,112       2,546
10460 Bubb             Cupertino              525        994          4,838           16             994         4,854       5,848
1135 Kern              Sunnyvale                         407          1,982                          407         1,982       2,389
405 Tasman             Sunnyvale                         550          2,676                          550         2,676       3,226
450 National           Mountain View            C        611          2,973                          611         2,973       3,584
3301 Olcott            Santa Clara                     1,846          8,984                        1,846         8,984      10,830
2800 Bayview           Fremont              3,105      1,070          5,205                        1,070         5,205       6,275
6850 Santa Teresa      San Jose                          377          1,836                          377         1,836       2,213
140-160 Great Oaks     San Jose                        1,402          6,822                        1,402         6,822       8,224
6541 Via del Oro/      San Jose             3,689      1,039          5,057                        1,039         5,057       6,096
6385-6387 San Ignacio
6311-6351 San Ignacio  San Jose                 C      6,246         30,396           21           6,246        30,417      36,663
6320-6360 San Ignacio  San Jose             7,732      2,616         12,732                        2,616        12,732      15,348
75 E. Trimble/2610     San Jose                        3,477         16,919                        3,477        16,919      20,396
  N. First Street
2033-2243 Samaritan    San Jose            20,752      5,046         24,556                        5,046        24,556      29,602
1170 Morse             Sunnyvale                C        658          3,201                          658         3,201       3,859
3236 Scott             Santa Clara              C      1,234          6,005                        1,234         6,005       7,239
1212 Bordeaux          Sunnyvale                       2,250         10,948                        2,250        10,948      13,198
1325-1810 McCandless   Milpitas            27,201     13,994         66,213                       13,994        66,213      80,207
1600 Memorex           Santa Clara                     1,221          5,940                        1,221         5,940       7,161
1688 Richard           Santa Clara                     1,248          2,912                        1,248         2,912       4,160
3506-3510 Bassett      Santa Clara    D                  943          4,591                          943         4,591       5,534
3540-3544 Bassett      Santa Clara    D         C      1,565          7,615                        1,565         7,615       9,180
3550 Bassett           Santa Clara    D         C      1,079          5,251                        1,079         5,251       6,330
3560 Bassett           Santa Clara    D         C      1,075          5,233                        1,075         5,233       6,308
3570-3580 Bassett      Santa Clara    D         C      1,075          5,233                        1,075         5,233       6,308
   Prudential Capital                     129,767
     Group Loan                          --------   --------       --------         ----         -------      --------     --------
                                         $205,141    $90,929       $430,392         $118         $90,929      $430,510    $521,439
                                         ========   ========       ========         ====         =======      ========     ========

------------------------------------------------------
(A) The aggregate cost for federal income tax purposes at December 31, 1998 is $199,085
(B) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company
(C) Encumbered by the $129,767 Prudential Capital Group loan - full amount of loan shown at the bottom of the schedule.
(D) Part of the property group referred to as Triangle Technology Park (E) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company.
(E) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.

                                                    SCHEDULE III
                                               Mission West Properties, Inc.
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 (Dollars in thousands)
December 31, 1998


                                         Accumulated      Date of      Depreciable
 Property Name             City         Depreciation    Acquisition       Life
------------------------------------    ------------    -----------    -----------
10401-10411 Bubb       Cupertino      B    $   40          7/98         40 Years
2001 Logic             Cupertino              141          7/98         40 Years
47000 Northport        Fremont                 74          7/98         40 Years
45738 Northport        Fremont                 56          7/98         40 Years
4050 Starboard         Fremont                 83          7/98         40 Years
3501 W. Warren/Fremont Fremont                116          7/98         40 Years
48800 Milmont          Fremont                 64          7/98         40 Years
4750 Patrick Henry     Santa Clara            100          7/98         40 Years
4949 Hellyer           San Jose               220          7/98         40 Years
3520 Bassett           Santa Clara    D        69          7/98         40 Years
3530 Bassett           Santa Clara  D,E        54          7/98         40 Years
5850-5870 Hellyer      San Jose                29         11/98         40 Years
2251 Lawson Lane       Santa Clara            121          7/98         40 Years
1230 E. Arques         Sunnyvale               35          7/98         40 Years
1250 E. Arques         Sunnyvale               83          7/98         40 Years
3120 Scott Blvd.       Santa Clara            126          7/98         40 Years
20400 Mariani          Cupertino              104          7/98         40 Years
10500 De Anza          Cupertino              468          7/98         40 Years
20605-705 Valley Green Cupertino              214          7/98         40 Years
10300 Bubb             Cupertino               41          7/98         40 Years
10460 Bubb             Cupertino               63          7/98         40 Years
1135 Kern              Sunnyvale               27          7/98         40 Years
405 Tasman             Sunnyvale               35          7/98         40 Years
450 National           Mountain View           39          7/98         40 Years
3301 Olcott            Santa Clara            114          7/98         40 Years
2800 Bayview           Fremont                 67          7/98         40 Years
6850 Santa Teresa      San Jose                25          7/98         40 Years
140-160 Great Oaks     San Jose                87          7/98         40 Years
6541 Via del Oro/      San Jose                65          7/98         40 Years
6385-6387 San Ignacio
6311-6351 San Ignacio  San Jose               382          7/98         40 Years
6320-6360 San Ignacio  San Jose               161          7/98         40 Years
  N. First Street
2033-2243 Samaritan    San Jose               310          7/98         40 Years
1170 Morse             Sunnyvale               42          7/98         40 Years
3236 Scott             Santa Clara             77          7/98         40 Years
1212 Bordeaux          Sunnyvale              139          7/98         40 Years
1325-1810 McCandless   Milpitas               854          7/98         40 Years
1600 Memorex           Santa Clara             76          7/98         40 Years
1688 Richard           Santa Clara             10          9/98         40 Years
3506-3510 Bassett      Santa Clara    D        59          7/98         40 Years
3540-3544 Bassett      Santa Clara    D        97          7/98         40 Years
3550 Bassett           Santa Clara    D        68          7/98         40 Years
3560 Bassett           Santa Clara    D        67          7/98         40 Years
3570-3580 Bassett      Santa Clara    D        67          7/98         40 Years
                                           ------
                                           $5,410
                                            =====

(A) The aggregate cost for federal income tax purposes at December 31, 1998 is $199,085.
(B) 16.67% of this property's ownership is held outside the operating partnerships.
(C) Encumbered by the $129,767 Prudential Capital Group loan-full amount of loan shown at the bottom of the schedule.
(D) Part of the property group referred to as Triangle Technology Park.
(E) 25% of this property's ownership is held outside the operating partnerships.

                 MISSION WEST PROPERTIES, INC.

                      NOTE TO SCHEDULE III

                       December 31, 1998
                     (Dollars in thousands)

        1. Reconciliation of real estate and accumulated depreciation:

                                               1998
                                           --------------
        Real estate investments:
           Balance at beginning of year                -
           Additions                          $  521,439
           Dispositions                                -
                                           --------------
           Balance at end of year             $  521,439
                                           ==============

        Accumulated depreciation:
           Balance at beginning of year                -
           Additions                          $    5,410
           Dispositions                                -
                                           ==============
           Balance at end of year             $    5,410
                                           ==============

                       Report of Independent Accountants




To the members of the Berg Group

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of net equity (deficit) and of cash flows present fairly, in all material respects, the financial position of the Berg Properties at June 30, 1998 and December 31, 1997, and the results of its operations and its cash flows for the six month period ended June 30, 1998 and each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the Berg Properties; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Francisco, California
January 29, 1999



                        THE BERG PROPERTIES (PREDECESSOR)
                             COMBINED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                 June 30,           December 31,
                                  1998                  1997
                               --------             --------
                               ASSETS

      Real estate assets:
      Land                     $ 30,426             $ 30,426
      Buildings and              61,323               61,262
        improvements
      Tenant improvements        85,790               86,541
                               --------             --------
                                177,539              178,229
        Less, accumulated       (81,939)             (78,077)
          depreciation
                               --------             --------
           Net real estate       95,600              100,152
            assets

      Cash and cash                  -                 5,719
        equivalents
      Deferred rent               4,964                4,144
      Deferred costs and          3,982                3,935
        other assets           --------             --------

           Total assets        $104,546             $113,950
                               ========             ========


                     LIABILITIES AND NET (DEFICIT) EQUITY

      Liabilities:
      Lines of credit               -               $ 37,953
      Mortgage notes           $ 37,868               38,554
        payable
      Mortgage notes            156,632                    -
        payable (related
        parties)
      Notes payable                   -                1,975
        (related parties)
      Accounts payable            2,233                2,102
        and accrued expenses
      Other liabilities           4,046                3,715
                               --------             --------
           Total liabilities    200,779               84,299
                               --------             --------
      Net (deficit) equity      (96,233)              29,651
                               =========            ========

           Total liabilities   $104,546             $113,950
             and net (deficit) ========             ========
             equity




                  See notes to combined financial statements



                          THE BERG PROPERTIES (PREDECESSOR)
                          COMBINED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                  Six Months
                                    Ended       Year Ended December 31,
                                   June 30,   ----------------------------
                                     1998          1997          1996
                                 -----------   -----------    ---------

      REVENUE:

      Rental revenue from           $22,341       $40,163       $28,934
        real estate
      Tenant reimbursements           3,826         6,519         3,902
                                  ---------     ---------     ---------
                                     26,167        46,682        32,836
                                  ---------     ---------     ---------

      EXPENSES:

      Property operating              2,088         3,741         1,906
        and maintenance
      Real estate taxes               2,126         4,229         3,750
      Interest                        3,044         5,919         6,090
      Interest (related                  61           248           293
        parties)
      Management fees                   645         1,050           827
        (related parties)
      Depreciation and                3,862         7,717         6,739
        amortization              ---------     ---------     ---------
                                     11,826        22,904        19,605

      Income before                  14,341        23,778        13,231
        extraordinary item
      Extraordinary item                  -             -           610
                                  ---------     ---------     ---------
      Net income                    $14,341       $23,778       $13,841
                                  =========     =========     =========











                  See notes to combined financial statements


                        THE BERG PROPERTIES (PREDECESSOR)
                   COMBINED STATEMENTS OF NET EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)



              Balance (deficit), January 1, 1996        $ (2,469)

                Contributions                             12,299

                Distributions                             (6,846)

                Net income                                13,841
                                                         -------

              Balance, December 31, 1996                $ 16,825

                Contributions                                755

                Distributions                            (11,707)

                Net income                                23,778
                                                         -------

              Balance, December 31, 1997               $ 29,651

                Distributions                           (140,225)

                Net income                                14,341
                                                         -------
              Balance (deficit), June 30, 1998          $(96,233)
                                                        ========










                  See notes to combined financial statements

                        THE BERG PROPERTIES (PREDECESSOR)
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                       Six months
                                         ended
                                        June 30,      Year Ended December 31,
                                       -----------   -------------------------
                                         1998            1997           1996
                                      ------------   ------------  -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                           $ 14,341        $ 23,778       $ 13,841
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization       3,862           7,717          6,739
      Loan fee amortization                   6              12             10
  Extraordinary gain on                       -               -           (610)
    extinguishment of debt
  Changes in operating assets
    and liabilities:
      Deferred rent                        (820)         (1,330)          (586)
      Other assets                          (53)         (1,221)          (406)
      Accounts payable and                  131            (160)           353
        accrued expenses
      Other liabilities                     331           1,113            907
                                        -------         -------        -------
  Net cash provided by                   17,798          29,909         20,248
    operating activities                -------         -------        -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase and improvements                (132)        (17,251)       (29,275)
    to real estate
  Tenant reimbursements for                 822               -              -
    improvements
                                        -------         -------        -------
  Net cash provided by (used                690         (17,251)       (29,275)
    in) investing activities            -------         -------        -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net (repayments) borrowings on         (1,277)          2,415          6,047
    lines of credit
  Proceeds from mortgage notes payable        -           3,105              -
  Principal payments on mortgage           (686)         (2,429)        (1,563)
    notes payable
  Proceeds from  mortgage               119,956               -              -
    notes payable (related
    parties)
  Principal payments on                  (1,975)           (571)          (504)
    mortgage notes payable
    (related parties)
  Capital contributions                       -             755         12,299
  Capital distributions                (140,225)        (11,707)        (6,846)
                                       --------        --------       --------
  Net cash (used in) provided by        (24,207)         (8,432)         9,433
    financing  activities              --------        --------       --------
  Net (decrease) increase in cash        (5,719)          4,226            406
    and cash equivalents
  Cash and cash equivalents,              5,719           1,493          1,087
    beginning of year                  --------        --------       --------
  Cash and cash equivalents,           $      -        $  5,719       $  1,493
    end of year                        ========        ========       ========

  Supplemental information:
  Cash paid for interest,              $  1,731        $  6,272       $  6,278
    net of amounts capitalized
  Supplemental schedule of non-cash
    investing and financing activities:
  Assumption of lines of               $ 36,676               -              -
    credit by Carl Berg                ========        ========       ========
  Non-cash transfers of                       -        $  6,775       $     75
    construction-in-progress           ========        ========       ========

                  See notes to combined financial statements

                              THE BERG PROPERTIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



1. ORGANIZATION AND BUSINESS

ORGANIZATION:
The Berg Properties do not constitute a legal entity, but rather, were a combination of various research and development properties held by entities controlled by the Carl E. Berg, Clyde J. Berg, members of their immediate families and certain entities which they control (the "Berg Group"). The Berg Group has historically been engaged in developing, owning, operating and selling income-producing real estate primarily in the region surrounding San Jose, California. In addition to its real estate operations, the Berg Group is involved with other business pursuits including technology venture capital funding, strategic investment and business development. The accompanying financial statements reflect only the assets, liabilities and results of operations of the Berg Properties.

BUSINESS:
On September 2, 1997, the Berg Group purchased 6,000,000 (200,000 giving effect to a 1 for 30 reverse stock split in November 1997) newly issued shares of common stock of Mission West Properties, Inc. (the "Company"), an American Stock Exchange listed real estate company (the "Initial Investment"). Upon consummation of the Initial Investment, the Berg Group beneficially owned 79.6% of the voting securities of the Company. Subsequent to the Initial Investment, a series of transactions were approved by the Company's shareholders that included a 1 for 30 reverse stock split, a private placement of 1,250,000 shares of the Company's common stock at $4.50 per share, and the adoption of the Company's stock option plan, and a change in the Company's year end from November 30 to December 31. The Company also hired a new management team and issued options under the stock plan to key employees for the purchase of 755,000 shares at $4.50 per share. In March 1997, one officer exercised an option for 200,000 shares of common stock at $4.50 per pursuant to a restricted stock purchase agreement.

In May 1998, the Berg Group along with other certain parties, entered into an acquisition agreement, providing, among other things, for the Company's acquisition of interests as the sole general partner in four operating partnerships which hold the Berg Properties, along with other properties previously controlled by another Silicon Valley developer. The acquisition by the company of its general partnership interests became effective as of July 1, 1998 for accounting and reporting purposes.

2. BASIS OF PRESENTATON AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF COMBINATION:

The financial statements have been presented on a combined basis, at historical cost, because the Berg Properties were under the common management of the Berg Group. All significant intergroup transactions and balances have been eliminated in combination.

MANAGEMENT ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION:

Rental income is recognized on the straight-line method of accounting required by generally accepted accounting principles under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as deferred rent on the balance sheet. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs. These additional rents are reflected on the accrual basis.

                              THE BERG PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


REAL ESTATE ASSETS:

Real estate assets are stated at the lower of cost or fair value. Cost includes expenditures for improvements or replacements and the net amount of interest cost associated with capital additions. Capitalized interest was $0 for the six months ended June 30, 1998 and $257 and $459 for the years ended December 31, 1997 and 1996 respectively. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, ACCOUNTING FOR SALES OF REAL ESTATE.

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its fair value. If an impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgements as to future events could occur which would affect the recorded amounts of the property. As of December 31, 1998, the properties' carrying values did not exceed the estimated fair values.

DEPRECIATION:

Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and improvements, and over the life of lease terms which average 10 years for tenant improvements.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include all cash and liquid investments with an original maturity date from date of purchase of three months or less.

DEFERRED COSTS AND OTHER ASSETS:

Deferred costs and other assets include external lease acquisition costs which are capitalized and amortized over the lives of the related leases. Accumulated amortization related to these costs aggregated $1,709, $1,353 and $661 as of June 30, 1998, December 31, 1997 and 1996, respectively.

Also included in deferred costs and other assets are loan fees which are stated at cost and are being amortized under a method of accounting which approximates the effective interest method over the terms of the related notes. Upon refinancing, property disposition or loan termination, such fees are directly written-off. Accumulated amortization related to loan fees aggregated $204, $198 and $186 as of June 30, 1998, December 31, 1997 and 1996, respectively.

INCOME TAXES:

No federal or state income taxes are payable by the entities which own the Berg Properties and none have been provided for in the accompanying financial statements, as such properties are owned by partnerships whose partners are required to include their respective share of profits and losses in their individual tax returns.

CONCENTRATION OF CREDIT RISK:

The Berg Properties are not geographically diverse, and their tenants operate primarily in the technology industry. Additionally, because the Berg Properties are leased to 61 tenants, default by any major tenant could significantly impact the results of the combined total. One tenant, Apple Computers, Inc., accounted for approximately 14.9% of the Berg Properties rental revenues for the six months ended June 30, 1998, with the next largest tenant accounting for 7.5% of total rental revenues. However, management believes the risk of default is reduced because of the critical nature of these properties for ongoing tenant operations.

COMMITMENTS AND CONTINGENCIES:

Members of the Berg Group and the entities which hold the Berg Properties are party to litigation arising out of the normal course of business. While the ultimate results of any such lawsuits or other proceedings cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the combined financial position or results of operations of the Berg Properties.

Insurance policies currently maintained by the Berg Properties do not cover damage caused by seismic activity, although they do cover losses from fires after an earthquake.

3. DEBT

LINES OF CREDIT:

Historically, the Berg Properties have had access to credit facilities entered into by members of the Berg Group. Generally, balances under such facilities have been allocated to entities within the Berg Group based on approximate use of the credit facilities. Borrowings under these credit facilities have been used to finance various ventures including commercial real estate development and acquisition, including assets that are included in the Berg Properties, technology venture capital investments and other assets unrelated to real estate which have not been included in these financial statements.

Included in the accompanying financial statements is an allocation of certain lines of credit with an aggregate borrowing limit of $130,000. In September 1998, two lines of credit aggregating $30,000 were retired. The remaining line of credit is collateralized by certain Berg Properties. Certain members of the Berg Group are liable as guarantors under this line of credit.

On June 30, 1998, all balances under the $100,000 line of credit allocated to the Berg Properties were assumed by Carl Berg and refinanced with proceeds from mortgage notes payable (related parties). Aggregate borrowings outstanding under the lines of credit facilities at December 31, 1997 totaled $99,192 with $37,953 allocated to the Berg Properties.

MORTGAGE NOTES PAYABLE:

The Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2014.

MORTGAGE NOTES PAYABLE (RELATED PARTIES):

The Berg Properties acquired new debt from Berg & Berg Enterprises, Inc. in June of 1998 in order to repay amounts previously allocated to the Berg Properties under the lines of credit as well as to fund distributions to the Berg Group. Total distributions to the Berg Group during the six months ended June 30, 1998 were $140,225, of which $119,956 was funded with proceeds from mortgage notes payable (related parties). Such debt was originally due March 1999, and bears interest at a rate equal to that charged on the line of credit. The Company has received an extension from Berg & Berg Enterprises, Inc. to December 1999.

There is no set repayment plan associated with this debt; payments are made to Berg & Berg Enterprises, Inc. on demand.

In connection with the Company's acquisition of the sole general partnership interests in the four operating partnerships (See Note 1), certain mortgage notes payable and portions of mortgage notes payable (related parties) were retired subsequent to June 30, 1998 through a combination of new debt and equity.

The following table sets forth certain information regarding debt outstanding as of June 30, 1998 and December 31, 1997:


                                                                                       Balance         Balance
                                                                                       June 30,        Dec.31,
Description                       Collateral Properties                                  1998            1997        Matures  Rate
------------------------------------------------------------------------------------------------------------------------------------
LINES OF CREDIT:

Wells Fargo Bank          2251 Lawson Lane, Santa Clara, CA                                       -       $37,953      10/99   (1)
                          3301 Olcott, Santa Clara, CA
                          1230 & 1250 Arques, Sunnyvale, CA
                          1135 Kern, Sunnyvale, CA
                          405 Tasman, Sunnyvale, CA
                          1190 Morse Avenue, Sunnyvale,  CA
                          450 National  Avenue,  Mountain  View, CA
                          10300 Bubb Road, Cupertino, CA
                          10440 Bubb Road, Cupertino, CA
                          10460 Bubb Road, Cupertino, CA
                          20605-20705 Valley Green Drive, Cupertino, CA
                          20400 Mariani,  Cupertino, CA
                          2033 - 2243 Samaritan  Drive,  San Jose, CA
                          10500 De Anza Boulevard, Cupertino, CA

MORTGAGE NOTES            2033-2043 Samaritan Drive, San Jose, CA
(RELATED PARTIES)         2133 Samaritan Drive, San Jose, CA
                          2233-2243 Samaritan Drive, San Jose, CA                          $156,632             -       3/99   (1)

MORTGAGE NOTES:
Great West Life &         6320 San Ignacio Ave, San Jose, CA                                  7,804         7,872       2/04   7%
Annuity Insurance
Company
Great West Life &         6385 San Ignacio Ave, San Jose, CA                                  3,723         3,755       5/04   7%
Annuity Insurance         6540 Via del Oro, San Jose, CA
Company
Great West Life &         1170 Morse Ave., Sunnyvale, CA                                      1,969         1,986       5/04   7%
Annuity Insurance
Company
National Electrical       2251 Lawson Lane, Santa Clara, CA                                   4,692         4,820       1/09   9.75%
Contractors Association
Pension Benefit Trust Fund
Prudential Capital Group  1230 E. Arques, Sunnyvale, CA                                       1,110         1,147      11/07   9%
Prudential Capital Group  20605-20705 Valley Green Drive, Cupertino, CA                       3,158         3,250      10/98   8.5%
Prudential Capital Group  20400 Mariani, Cupertino, CA                                        2,095         2,154       3/09   8.75%
Prudential Capital Group  1250 E. Arques, Sunnyvale, CA                                       2,184         2,312      11/99   9.5%
New York Life             10440 Bubb Road, Cupertino, CA                                        441           452       8/09   9.63%
Insurance Company
Home Savings & Loan       10460 Bubb Road, Cupertino, CA                                        547           569       1/07   9.5%
Association
Amdahl Corporation        3120 Scott, Santa Clara, CA                                         7,040         7,132       3/14   9.42%
Citicorp U.S.A. Inc.      2800 Bayview Drive, Fremont, CA                                     3,105         3,105       4/00    (2)
                                                                                           ----------------------
Mortgage Notes Total                                                                       $ 37,868       $38,554
                                                                                           ======================



(1)The lesser of (a) the Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%;or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. The average rates for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996 were 7.24%, 7.25% and 7.04%, respectively.
(2)One month LIBOR plus 1.625% adjusted monthly.

Principal payments on outstanding borrowings as of June 30, 1998 are due as follows:

                    Mortgage Notes
                       Payable          Mortgage Notes
                   (Related Parties)       Payable          Total
                    ---------------     --------------   ----------
      1998                    -            $3,778           3,778
      1999             $156,632             1,325         157,957
      2000                    -             4,552           4,552
      2001                    -             1,580           1,580
      2002                    -             1,726           1,726
      Thereafter              -            24,907          24,907
                       --------           -------        --------
                       $156,632           $37,868        $194,500
                       ========           =======        ========


4. FAIR VALUES OF FINANCIAL INSTRUMENTS

The Berg Properties' financial instruments include receivables, payables, and debt. Considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodoligies may have a material effect on the estimated fair value amounts.

Based on borrowing rates currently available to the Berg Properties, management has estimated that mortgage notes payable with an aggregate carrying value of $37,868 have an estimated aggregate fair value of $37,531 at June 30, 1998. Receivables and payables are carried at amounts that approximate fair value due to their short-term maturities.

5.  RELATED PARTY TRANSACTIONS

The Berg Properties are held by partnerships that have received certain management services and financing from members of the Berg Group to the benefit of the partnerships and the properties. Such services have included general operating expenses, office space, and administrative and technical assistance. The partnerships have reimbursed the Berg Group members for the cost of providing such services and property management services on a fee basis. Expenses related to the properties for general and property-specific services paid to related parties aggregated $645, $1,050 and $827 for the six months ended June 30, 1998 and for the years ended December 31, 1997 and1996, respectively.

Included in the financing described in Note 3, certain affiliated entities have extended funds to the partnerships which own the properties. These amounts are included in mortgage notes payable (related parties) on the combined balance sheet. Such amounts are due upon demand and accrue interest at a rate equal to that charged on the credit facilities and interest incurred on such advances is included in interest expense (related parties) in the combined statements of operations.

6. OPERATING LEASES

The Berg Properties are leased to tenants under net operating leases with initial terms extending to the year 2008. Future minimum rentals under noncancelable operating leases, excluding tenant reimbursements of expenses, as of June 30, 1998, are approximately as follows:

      1998           $22,065
      1999            43,585
      2000            38,867
      2001            33,960
      2002            27,296
      Thereafter      41,851
                    --------
                    $207,624
                    ========

Minimum rental revenues, as presented for the six months ended June 30, 1998 and for the years ended December 31, 1997, and 1996, contain straight-line adjustments for rental revenue increases in accordance with generally accepted accounting principles. The aggregate rental revenue increases resulting from the straight-line adjustments for the six months ended June 30, 1998 and for the years ended December 31, 1997 and 1996 were $820, $1,301 and $586, respectively.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the members of the Berg Group

Our audits of the combined financial statements referred to in our report dated January 29, 1999, included in this Form 10-K of Mission West Proprties, Inc., also included an audit of the combined financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 29, 1999

                             THE BERG PROPERTIES

                                  SCHEDULE III

                                                                                 December 31, 1997
                                                 ---------------------------------------------------------------------------------
                                                                                                                         Cost
                                                                                  Initial Cost                       Capitalization
                                                                 ----------------------------------------------      Subsequent to
                                                                                    Shell             Tenant         Acquisition/
Building                            Sq. Ft.      Encumbrance        Land         Improvements      Improvements       Improvement
------------------------------     ---------     -----------     -----------     ------------      ------------      -------------
6850 Santa Teresa                     30,000                     $   105,060     $   317,106       $   188,211                  0
6331 San Ignacio                     131,250                         122,928       1,127,074           705,238        $ 3,964,830
6341 San Ignacio                      95,040                         122,928       1,127,074           705,238           (117,704)
75 E. Trimble                         93,984                         960,000       1,150,928           955,299          2,168,521
1170 Morse                            34,750      3,755,444           48,685         909,965           793,345            800,000
6540 Via Del Oro                      31,800        993,000           80,772         334,458           303,990                  0
6385-6387 San Ignacio                 34,800        993,001           88,923         365,741           332,669                  0
1212 Bordeaux                         71,800      4,000,000        1,102,092          46,500           180,950          5,079,735
150-160 Great Oaks                    52,000                         187,425         572,879           912,960             75,439
140 Great Oaks                        52,259                         187,425         572,879           543,286            445,113
6311 San Ignacio                      30,000                          60,461         289,440           274,346              2,559
6321 San Ignacio                     103,894                         191,461         916,560           868,761          2,233,199
6320 San Ignacio                     157,092      7,871,793          178,414       1,920,012         1,062,547          1,355,351
2610 N. First St.                     77,547                         639,999       1,435,464           985,593            879,605
2033-43 Samaritan                     75,168                         409,321         912,880         2,792,320            236,712
2133 Samaritan                        80,000                         435,634         971,583         2,971,817              2,887
2233 - 43 Samaritan                   79,924                         435,220         970,640         2,968,994              2,884
3236 Scott                            54,672      7,504,850        1,457,273         724,086         1,388,005            700,000
1810 McCandless Dr.                   39,800                         564,762         784,519           784,519              7,716
1740 McCandless Dr.                   51,602                         732,232       1,017,155         1,017,155              5,951
1680 McCandless Dr.                   73,253                         990,398               0                 0          3,562,232
1600 McCandless Dr.                   40,970                         581,364         807,582           807,582              6,126
1500 McCandless Dr.                   42,700                         605,913         841,683           841,683              6,565
1450 McCandless Dr.                   45,312                         606,086               0                 0          2,136,034
1350 McCandless Dr.                   46,272                         593,511               0                 0          2,206,705
1325 McCandless Dr.                   77,568                       1,027,019               0                 0          3,574,201
1425 McCandless Dr.                   38,579                         549,423         763,211           763,211              5,790
1525 McCandless Dr.                   28,655                         406,614         564,834           564,834              4,285
1575 McCandless Dr.                   33,263                         472,002         655,665           655,665              4,974
1625 McCandless Dr.                   33,625                         477,139         662,801           662,801              5,027
1745 McCandless Dr.                   35,731                         507,023         704,313           704,313              5,342
1765 McCandless Dr.                  118,708                       1,532,956               0                 0          5,018,826
1600 Memorex Drive                   109,666                       1,000,000         875,000           875,000                559
4949 Hellyer Avenue                  200,484                       1,986,336       4,585,362         4,735,026            (10,000)
2001 Logic                            72,426                       1,007,959       1,440,000         1,277,443                  0
2251 Lawson                          125,000      4,820,216          998,430       2,163,118         2,369,128              8,000
1230 Arques                           60,000      1,147,269           49,867         721,721           624,669            156,112
450-460 National                      36,100                          29,161         219,655           234,550             85,347
1135 Kern Avenue                      18,300                          65,306         126,199           151,631             69,584
10300 Bubb                            23,400                          94,336         152,665           153,488            185,899
20400 Mariani                        105,000      2,153,993          596,259         956,846         1,139,174                  0
3301 Olcott                           64,500                         576,082         643,859           586,689            838,046
1250 Arques                          200,000      2,311,583          413,831       1,432,307         2,359,186            366,506
10500 De Anza                        211,000     16,000,000        1,498,500       5,086,027         7,200,447                  0
20605-705 Valley Green               142,000      3,250,320          532,821       1,644,011         2,178,848            636,776
1190 Morse/405 Tasman                 28,350                          49,231         263,040           249,865            136,082
10440 Bubb                            19,500        452,335           55,493         292,807           494,892            136,061
10460 Bubb                            30,460        568,721          175,162         364,464           219,312            136,861
3120 Scott                            75,000      7,131,711          350,574       3,387,720         3,074,872            900,100
3501 W Warren Bld                     67,864      4,902,185        1,436,890       1,813,361         1,789,802            (15,482)
48800 Milmont Drive                   53,000      3,170,096        1,052,190       1,158,065         1,172,833              9,430
4750 Patrick Henry                    65,780      2,375,884        1,163,575       1,146,854         1,147,020                  0
10401 Bubb                            20,330                          95,966         132,403           208,010                  0
2800 Bayview                          59,736      3,105,000          737,855       1,734,146                 0                  0
                                   ---------     -----------     -----------     ------------      ------------      -------------
Subtotal                           3,779,914     $76,507,501     $30,426,287     $51,806,662       $57,977,217        $38,018,786
                                   ---------     -----------     -----------     ------------      ------------      -------------
                                   ---------     -----------     -----------     ------------      ------------      -------------




                             THE BERG PROPERTIES

                                  SCHEDULE III

                                                                 December 31, 1997
                                --------------------------------------------------------------------------------
                                  Gross Amount at Which Carried at Close of
                                                    Period
                                ----------------------------------------------
                                                  Shell &            Tenant                          Accumulated      Date of
Building                           Land         Improvements      Improvements         Total         Depreciation    Completion
------------------------------  -----------     ------------      ------------      ------------     -----------     ----------
6850 Santa Teresa               $   105,060     $   317,106       $   188,211       $    610,377     $  (509,475)       1979
6331 San Ignacio                    122,928       1,356,086         4,441,056          5,920,070      (2,587,448)       1980
6341 San Ignacio                    122,928         981,548           733,060          1,837,536      (1,155,158)       1980
75 E. Trimble                       960,000       1,150,928         3,123,820          5,234,748      (2,054,859)       1981
1170 Morse                           48,685         909,965         1,593,345          2,551,995      (1,257,784)       1980
6540 Via Del Oro                     80,772         334,458           303,990            719,220        (564,532)       1980
6385-6387 San Ignacio                88,923         365,741           332,669            787,333        (617,790)       1980
1212 Bordeaux                     1,102,092         530,517         4,776,668          6,409,277      (1,474,232)       1984
150-160 Great Oaks                  187,425         572,879           988,399          1,748,703      (1,263,387)       1982
140 Great Oaks                      187,425         572,879           988,399          1,748,703      (1,264,760)       1982
6311 San Ignacio                     60,461         289,629           276,716            626,806        (494,691)       1981
6321 San Ignacio                    191,461       1,120,216         2,898,304          4,209,981      (1,956,235)       1981
6320 San Ignacio                    178,414       1,920,011         2,417,899          4,516,324      (2,496,504)       1982
2610 N. First St.                   639,999       1,435,464         1,865,198          3,940,661      (2,344,027)       1981
2033-43 Samaritan                   409,321         912,880         3,029,032          4,351,233      (2,689,750)       1984
2133 Samaritan                      435,634         971,583         2,974,704          4,381,921      (2,863,030)       1984
2233 - 43 Samaritan                 435,220         970,640         2,971,878          4,377,738      (2,769,310)       1984
3236 Scott                        1,457,273         724,086         2,088,005          4,269,364      (2,041,780)       1981
1810 McCandless Dr.                 564,762         787,362           789,392          2,141,516        (322,450)       1995
1740 McCandless Dr.                 732,232       1,019,348         1,020,913          2,772,493        (260,940)       1995
1680 McCandless Dr.                 990,398       1,721,342         1,840,890          4,552,630        (541,969)       1996
1600 McCandless Dr.                 581,364         809,839           811,451          2,202,654        (266,610)       1995
1500 McCandless Dr.                 605,913         844,216           845,715          2,295,844        (277,866)       1995
1450 McCandless Dr.                 593,511       1,057,469         1,091,140          2,742,120        (345,049)       1995
1350 McCandless Dr.                 606,086       1,079,873         1,114,257          2,800,216        (352,358)       1996
1325 McCandless Dr.               1,027,049       1,738,889         1,835,282          4,601,220        (612,079)       1997
1425 McCandless Dr.                 549,423         765,344           766,868          2,081,635        (261,180)       1995
1525 McCandless Dr.                 406,614         566,413           567,540          1,540,567        (193,498)       1995
1575 McCandless Dr.                 472,002         657,498           658,806          1,788,306        (224,614)       1995
1625 McCandless Dr.                 477,139         664,653           665,976          1,807,768        (227,058)       1995
1745 McCandless Dr.                 507,023         706,281           707,687          1,920,991        (241,280)       1995
1765 McCandless Dr.               1,532,956       2,627,962         2,390,864          6,551,782        (812,926)       1997
1600 Memorex Drive                1,000,000         875,000           875,559          2,750,559        (704,447)       1995
4949 Hellyer Avenue               1,986,336       4,575,362         4,735,026         11,296,724      (1,399,886)       1995
2001 Logic                        1,007,959       1,440,000         1,277,443          3,725,402        (779,626)       1992
2251 Lawson                         998,430       2,163,118         2,377,128          5,538,676      (3,831,224)       1979
1230 Arques                          49,867         805,423           697,079          1,552,369      (1,373,925)       1977
450-460 National                     29,161         240,292           299,260            568,713        (568,713)       1973
1135 Kern Avenue                     65,306         126,199           221,215            412,720        (391,853)       1973
10300 Bubb                           94,336         152,665           339,387            586,388        (478,274)       1972
20400 Mariani                       596,259         956,846         1,139,174          2,692,279      (2,060,466)       1978
3301 Olcott                         576,082         633,859         1,434,735          2,644,676      (1,225,375)       1977
1250 Arques                         413,831       1,570,769         2,587,230          4,571,830      (4,359,010)       1974
10500 De Anza                     1,498,500       5,086,027         7,200,447         13,784,974     (13,293,962)       1981
20605-705 Valley Green              532,821       1,644,011         2,815,624          4,992,456      (3,853,122)       1975
1190 Morse/405 Tasman                49,231         327,704           321,283            698,218        (602,821)       1976
10440 Bubb                           55,493         366,034           557,726            979,253        (787,043)       1979
10460 Bubb                          175,162         418,778           301,859            895,799        (698,076)       1976
3120 Scott                          350,574       3,377,720         3,984,972          7,713,266      (5,032,610)       1983
3501 W Warren Bld                 1,436,890       1,847,476         1,740,205          5,024,571        (351,697)       1997
48800 Milmont Drive               1,052,190       1,158,065         1,182,263          3,392,518        (316,976)       1996
4750 Patrick Henry                1,163,575       1,146,854         1,147,020          3,457,449        (425,734)       1996
10401 Bubb                           95,966         132,403           208,010            436,379        (405,719)       1972
2800 Bayview                        737,855       1,734,146                 0          2,472,001        (437,151)       1994
                                -----------     ------------      ------------      ------------     -----------
Subtotal                        $30,426,317     $61,261,856       $86,540,779       $178,228,952     $78,077,441
                                -----------     ------------      ------------      ------------     -----------
                                -----------     ------------      ------------      ------------     -----------

                               THE BERG PROPERTIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                   ----------

Summary of activity for real estate and accumulated depreciation is as follows:


                                                                          December 31,
                                                   ----------------------------------------------------------
                                                         1997                  1996                1995
                                                   -----------------    ------------------   ----------------
Real estate:
   Balance at beginning of year                        $154,999             $133,014             $120,382
   Improvements and acquisition/development
     of real estate                                      23,230               22,775               35,910
   Disposal of real estate                                    -                 (790)             (23,278)
                                                   -----------------    ------------------   ----------------
     Balance at end of year                            $178,229             $154,999             $133,014
                                                   -----------------    ------------------   ----------------
                                                   -----------------    ------------------   ----------------

Accumulated depreciation:
   Balance at beginning of year                         $71,064              $64,857              $66,174
   Depreciation expense                                   7,013                6,387                6,132
   Disposal of real estate                                    -                 (180)              (7,449)
                                                   -----------------    ------------------   ----------------
     Balance at end of year                             $78,077              $71,064              $64,857
                                                   -----------------    ------------------   ----------------
                                                   -----------------    ------------------   ----------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its independent auditors on March 12, 1998 as set forth in a report on Form 8-K which is incorporated herein by this reference.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Mission West Properties, Inc. as of March 10, 1999 are as follows:

Name                         Age    Position
--------------------        -----  ---------------------------------------------
Carl E. Berg                 61    Chairman  of  the  Board,   Chief  Executive
                                     Officer, President and Director
Michael J. Anderson          39    Vice  President,  Chief  Operating  Officer,
                                     Secretary and Director
Marianne K. Aguiar           32    Vice President of Finance and Controller

John Bolger(1), (2), (3)     52    Director

William A. Hasler(1), (3)    57    Director

Lawrence B. Helzel(2), (3)   50    Director

--------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Independent Directors Committee


The   following   is  a   biographical   summary  of  the   experience   of  our
executive/senior officers and directors:

Mr. Berg has served as Chief Executive Officer, President and Director of the Company since September 1997. Since 1979, Mr. Berg has been a general partner of Berg & Berg Developers and has been a director and officer of Berg & Berg Enterprises, Inc. since its inception. Mr. Berg is also a director of Integrated Device Technologies, Inc., Videonics, Inc., Valence Technology, Inc. and System Integrated Research, Ltd.

Mr. Anderson joined the Company on January 1, 1998. On March 30, 1998, Mr. Anderson was appointed Chief Operating Officer, Vice President and a Director. After seven years as a real estate attorney and partner at Ware & Freidenrich, Palo Alto, California, Mr. Anderson has spent the next six years in private real estate development with Sandhill Homes, LP and Sandhill Property Company.

Ms. Aguiar joined the Company on March 29, 1998 and was appointed Vice President of Finance and Controller. From June 1996 to March 1998, Ms. Aguiar served as Vice President, Controller of Oasis Residential, Inc. and from July 1996 to March 1998 she was Treasurer. From November 1995 to May 1996, Ms. Aguiar was employed by SBT Accounting Systems where from April 1996 to June 1996, she served as Acting Vice President of Finance and Controller and from November 1995 to April 1996 she served as Assistant Controller. From November 1992 to November 1995, Ms. Aguiar was employed by Coopers & Lybrand LLP where her last title was Audit Manager.

Mr. Bolger became a director of the Company on March 30, 1998. Mr. Bolger is a private investor. He was Vice President of Finance and Administration of Cisco Systems, Inc. from May 1989 through December 1992. Mr. Bolger is also a director of Integrated Device Technology, Inc., Integrated Systems Inc., Sanmina Corporation and TCSI Corporation.

Mr. Hasler became a director of the Company on December 4, 1998. Mr. Hasler was Dean of Haas School of Business, University of California, Berkeley, a position from which he resigned in June 1998 to assume the position of Co-CEO of Aphton Corporation, a public pharmaceutical company. Mr. Hasler is also a director of Aphton, Solectron, Quickturn Design, Walker Interactive, TCSI Corporation and several start-up companies. He is a public governor of the Pacific Stock and Options Exchange and a member of the Advisory Board of Critical Technologies Institute.

Mr. Helzel became a director of the Company on December 4, 1998. Mr. Helzel is a general partner of Helzel Kirshman, L.P., a private investment partnership and is a member of the Pacific Exchange.

Mr. Helzel has been a director for Pacific Gateway Properties, a publicly traded real estate company for the past seven years and also serves on the board of directors of Infotec Commercial Systems, Inc. and Avirnex Communications Group, Inc., both privately held companies.

NUMBER, TERMS AND ELECTION OF DIRECTORS

The number of directors is set at five. Each director will serve for a term of one year or until the next annual meeting at which directors are elected. In the election of directors, each shareholder is entitled to one vote for each share of common stock held by such shareholder.

COMPENSATION OF DIRECTORS

We intend to pay our directors who are not officers fees for their services as directors. They will receive annual compensation of $15,000 plus a fee of $1,000 for attendance (in person or by telephone) at each meeting of the board of directors, but not for committee meetings. Officers of the Company who are also directors will not be paid any director fees.

Each non-employee member of the board of directors who became or becomes a member of the board of directors after November 10, 1997, the date on which the 1997 Stock Option Plan (the "Option Plan") was approved by the shareholders of the Company, automatically receives a grant of an option to purchase 50,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of grant of such option upon joining the board of directors. Such options become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee remains a director.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, executive officers and each beneficial owner of more than ten percent of our common stock are required by Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports periodically disclosing their transactions in our securities. Based on a review of such reports, no reporting person failed to file required reports on a timely basis during fiscal year 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 1998, John C. Bolger and Roger S. Kirk served as members of the Compensation Committee. Neither Mr. Bolger nor Mr. Kirk were officers or employees of the Company. No executive officer served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee. No executive officer served as a director of another entity, one of whose executive officers served on the Compensation Committee. No executive officer served as a member of a compensation committee of another entity, one of whose executive officers served as a director.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth salary and other compensation earned by or paid for the period of January 1, 1998 to December 31, 1998 to the Chief Executive Officer and each of the Company's other executive officers. No current officer received compensation in any other prior fiscal year. All current officers, except Carl E. Berg, joined the Company in 1998. Carl E. Berg joined the Company in September 1997, but received no compensation from the Company in 1997.

                                                                                         LONG TERM
                                                      ANNUAL COMPENSATION               COMPENSATION
                                             -------------------------------------   ------------------
                                                                                         SECURITIES
                                                                                         UNDERLYING
                                                                     OTHER ANNUAL      OPTIONS GRANTED
NAME AND PRINCIPAL POSITION         YEAR      SALARY      BONUS      COMPENSATION          IN 1998
-------------------------------------------------------------------------------------------------------
Carl E. Berg                        1998    $100,000        -             -                   -
  Chief Executive Officer and
  President
Michael J. Anderson                 1998    $147,919     $50,000       $22,188(1)          600,000
  Vice President,
  Chief Operating Officer
  and Secretary
Bradley P. Perkins(2)               1998    $146,667        -             -                 80,000
  Vice President,
  General Counsel
  and Secretary
Marianne K. Aguiar                  1998    $ 74,775        -             -                 75,000
  Vice President
  and Controller

(1) Employer contribution to 401(k) plan.
(2) Bradley P. Perkins resigned from the Company effective February 2, 1999.

The following table shows certain information relating to options to purchase shares of common stock granted to the executive and executive officers during 1998.


                                                                                 POTENTIAL
                                                                              REALIZABLE VALUE
                                                                                AT ASSUMED
                                                                              ANNUAL RATES OF
                                                                                STOCK PRICE
                                                                              APPRECIATION FOR
                                           INDIVIDUAL GRANTS (1)               OPTION TERM(2)
                                    ------------------------------------    --------------------
                                     PERCENT
                      NUMBER OF      OF TOTAL
                      SHARES OF      OPTIONS
                     COMMON STOCK   GRANTED TO
                      UNDERLYING     EMPLOYEES    EXERCISE
                       OPTIONS       IN FISCAL   PRICE PER   EXPIRATION
NAME                  GRANTED(#)       YEAR        SHARE        DATE          5%           10%
-------------------------------------------------------------------------------------------------
Carl E. Berg              -             -            -           -            -            -

Michael J. Anderson    600,000        79.5%       $4.50      01/01/04      $918,000    $2,082,000

Bradley P. Perkins      80,000        10.6%       $4.50      02/02/04(3)   $122,400    $  277,600

Marianne K. Aguiar      75,000         9.9%       $4.50      03/29/04      $114,750    $  260,250


(1) All options granted in 1998 become exercisable as follows: a) six months from date of grant, 6.25%; b) one year from date of grant, an additional 12.5%; c) each month thereafter for 36 months, an additional 2.26%. Each option has a term of 6 years from the date of grant subject to earlier termination in certain events related to termination of employment. The option price is equal to the fair market value of the common stock on the date of grant.
(2) Assumed annual rates of stock price appreciation for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and the Company's financial performance. No assurances can be given that these appreciation rates will be achieved.
(3) Bradley P. Perkins resigned effective February 2, 1999 and all unvested options lapsed by their terms. At that date the total number of shares vested under his option grant was 15,000.

The following table sets forth certain information concerning exercised and unexercised options held by executive and executive offices at December 31, 1998:



                                                            NUMBER OF
                                                      SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                                        DECEMBER 31, 1998               DECEMBER 31, 1998
                                                  ----------------------------------------------------------------
                        SHARES
                      ACQUIRED ON      VALUE
NAME                  EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISAGBLE   EXERCISABLE(1)   UNEXERCISABLE(1)
------------------------------------------------------------------------------------------------------------------
Carl E. Berg               -            N/A            -

Michael J. Anderson     225,000          -             -         375,000               -             $843,750

Bradley P. Perkins(2)      -            N/A          5,000        75,000            $11,250          $157,500

Marianne K. Aguiar         -            N/A          4,688        70,312            $10,548          $158,202


(1) Based on closing price of $6 3/4 per share of common stock on December 31,1998, as reported by the American Stock Exchange.
(2) Bradley P. Perkins resigned effective February 2, 1999. At such time, total vested options under his option grant were 15,000. Mr. Perkins exercised these options within 3 days of his termination of employment with the Company.

CONTRACTUAL ARRANGEMENTS

In January 1998, the Company entered into an employment agreement with Mr. Anderson, Vice President, Chief Operating Officer and Director, providing that in the case of voluntary termination for good cause (as defined in the agreement) or involuntary termination other than for cause, Mr. Anderson will be entitled to a severance payment of $100,000 and a continuation of medical and other group insurance benefits for six months. In the event such a termination occurs more than 12 months from his hire date, the vesting of Mr. Anderson's stock options will accelerate and options which would have vested in the six month period following his termination date will be vested as of the termination date. Additionally, Mr. Anderson acquired 200,000 shares of Common Stock on March 30, 1998 pursuant to the exercise of an option at $4.50 per share upon delivery of a full recourse note payable in four years or upon termination of employment. Mr. Anderson's note is secured by the shares, which are subject to repurchase by the Company to the extent not vested upon termination of employment.

BENEFIT PLANS

1997 STOCK OPTION PLAN.

The 1997 Stock Option Plan (the "Option Plan") was approved by the Company's stockholders on November 10, 1997. The Option Plan was adopted so that the Company may attract and retain the high quality employees, consultants and directors necessary to build the Company's infrastructure and to provide ongoing incentives to the Company's employees in the form of options to purchase the Company's common stock by enabling them to participate in the Company's success.

The Option Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors, of the Company. Options to purchase a maximum of 5,500,000 shares of common stock may be granted under the Option Plan, subject to equitable adjustments to reflect certain corporate events. Options to purchase no more than 500,000 shares may be granted in one calendar year to any individual.

Each option granted under the Option Plan is evidenced by a written stock option agreement between the Company and the optionee and generally will become exercisable cumulatively as to 20% of the underlying shares on each anniversary of the date of grant for so long as the optionee is employed by or providing services to the Company.

The exercise price per share for options granted under the Option Plan may not be less than 100% of the fair market value on the date of grant, except in certain specific circumstances, in which case the exercise price may not be less than 110%. Each option may be exercised only to the extent that it is vested. Options must generally be exercised during the optionee's employment or within 30 days following the optionee's termination of status as an employee, consultant or director, unless termination is due to the death or disability of an optionee. If termination of status is due to death or disability of the optionee, an option may be exercised within no more than six months following the termination.

401(K) PLAN

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation contributed, based upon management's discretion. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of March 10, 1999 by (i) each person who is a shareholder of the Company holding more than a 5% interest in the Company, (ii) directors and Named Executive Officer of the Company, and (iii) the directors and officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, all of such interests are owned directly, and the person or entity has sole or shared voting and investment power. The Company has relied on information supplied by its officers, directors and certain shareholders and on information contained in filings with the SEC.

                                                                           Percent
                                                                           of all
                                                                          Shares of
                                              Percent                    Common Stock     Percent of All
                                               of All                      Assuming         Shares of
                          Number of Shares    Shares of     Number       Exchange of         Common
                           Beneficially        Common       of L.P.      Holder's L.P.      Stock/L.P.
    Name                     Owned(1)          Stock        Units         Units (2)         Units(1)(2)
-----------------------------------------------------------------------------------------------------
DIRECTORS AND
EXECUTIVE OFFICERS:
Michael J. Anderson           311,112(3)        3.8%          -               3.8%              *
  Vice President,
  Chief Operating
  Officer, and
  Director
Lawrence B. Helzel            185,293(4)        2.3%          -               2.3%              *
  Director
  c/o Helzel Kirshman, LP
  5550 Redwood Road,
  Suite 4
  Oakland, CA 94619
Carl E. Berg                   77,333(5)(15)     *      34,599,447(6)(15)    81.3%            50.9%
  President, Chief
  Executive Officer, and
  Director
John C. Bolger                 36,810(7)         *            -                *                *
  Director
  96 Sutherland Drive
  Atherton, CA 94027
Marianne K. Aguiar             19,991(8)         *            -                *                *
  Vice President of
  Finance and Controller
William A. Hasler               5,210(9)         *            -                *                *
  Director
  c/o Aphton Corporation
  1 Market Street
  Spear Tower, Ste. 1850
  San Francisco, CA 94105

5% SHAREHOLDERS:
Ingalls & Snyder LLC(10)    2,744,917          33.4%          -                *                *
  61 Broadway
  New York, NY 10006
Ingalls & Snyder            1,125,067          13.7%          -                *                *
Value Partners, L.P.(11)
  61 Broadway
  New York, NY 10006
Dan McCarthy                  870,000(12)      10.6%          -                *                *
  c/o Ingalls &
  Snyder LLC
  61 Broadway
  New York, NY 10006
Clyde J. Berg                  27,333(13)(15)    *      27,061,507(14)(15)   77.2%            39.7%
  c/o Berg & Berg
  Developers
  10050 Bandley Drive
  Cupertino, CA  95014
Berg & Berg Enterprises,       27,333            *       6,305,487           44.2%             9.3%
  Inc.(15)
  10050 Bandley Drive
  Cupertino, CA  95014
All Directors and Officers    635,749           7.8%    34,599,447           82.4%            51.6%
  as a group (6 persons)(16)

*  Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes securities which such person has the right to acquire beneficial ownership within 60 days of March 10, 1999. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percent of all shares of common stock calculations are based on 8,233,538 shares outstanding as of March 10, 1999. Percent of all shares of common stock/L.P. Units calculations are based on 68,185,235 shares of common stock and L.P. Units exchangeable for common stock as of March 10, 1999.

(2) Assumes L.P. Units are exchanged for shares of common stock without regard to (i) whether such L.P. Units may be exchanged for shares of common stock within 60 days of March 10, 1999, and (ii) certain ownership limit provisions set forth in the Company's Articles of Amendment and Restatement.

(3) Includes (i) 86,112 shares of common stock issuable on exercise of options, and (ii) 144,444 shares of common stock which are subject to repurchase upon termination of employment.

(4) Includes 5,210 shares of common stock issuable on exercise of Option 5.

(5) Includes 27,333 shares of common stock held of record by BBE. Mr. Berg disclaims beneficial ownership of 53,071 shares of Common Stock held by him as a trustee under various pension and profit sharing plans. Such shares are not included herein. Mr. Berg has no investment control over such shares.

(6) Includes L.P. Units in which Mr. Berg has a pecuniary interest as a result of his status as a limited partner in the operating partnerships. Also includes an additional 6,305,487 shares of Common Stock held by or issuable on exchange of L.P. Units beneficially owned by BBE. This does not include any share deemed beneficially owned by Kara Ann Berg, his daughter, as to which he disclaims beneficial ownership.

(7) Includes 14,588 shares of common stock issuable on exercise of options.

(8) Includes 17,449 shares of common stock issuable on exercise of options.

(9) All 5,210 shares of common stock are issuable on exercise of options.

(10)Edward H. Oberst, Managing Director, has the power to vote and the power to direct the investment of Ingalls & Snyder LLC with respect to the common stock.

(11)Thomas Boucher and Robert L. Cipson, general partners of Ingalls & Snyder Value Partners, L.P. ("Value Partners"), have the power to vote and the power to direct the investment of Value Partners with respect to the common stock.

(12)Includes  100,000  shares  held  in  Mr.  McCarthy's  Individual  Retirement
    Account.

(13) All shares are held by BBE.

(14)Includes L.P. Units in which Mr. Berg has a pecuniary interest as a result of his status as a limited partner in the operating partnerships. Also includes L.P. Units held by Mr. Berg as trustee of the Carl Berg Child's Trust UTA dated June 2, 1978; and the 1981 Kara Ann Berg Trust, and an additional 6,305,487 shares of Common Stock held by or issuable on exchange of L.P. Units beneficially owned by BBE. This does not include any share deemed beneficially owned by Sonya L. Berg and Sherri L. Berg, his daughters, as to which he disclaims beneficial ownership.

(15)Carl E. Berg is an executive officer and director and Clyde J. Berg is a director of BBE. With members of their immediate families, the Messrs. Berg beneficially own, directly and indirectly, all of the shares of capital stock of BBE.

(16) Current officers and directors include Carl E. Berg, Michael J. Anderson, Marianne K. Aguiar, John C. Bolger, William A. Hasler, and Lawrence B. Helzel. See Notes 3 through 9.

ITEM 13.  CERTAIN TRANSACTIONS

PRIVATE PLACEMENT TRANSACTIONS--1998

On May 4, 1998, the Company entered into agreements with prospective purchasers to sell and issue 6,495,058 shares of common stock in private placement transactions,. The Company did not obtain a "fairness opinion" or other independent financial advice with respect to the terms, including price, of the private placement, although Ingalls & Snyder LLC has acted as placement agent and advisor for the purchasers of 5,800,000 shares of Common Stock. The purchasers of record of the common stock include, among others, the following officers, directors, 5% shareholders and purchasers, who by reason of the purchase of common stock in the private placement, became 5% shareholders:



                                    Non-Placement Agent        Ingalls & Snyder
                                     Private Placement             Placement
                                    -------------------        ----------------
Carl E. Berg                              50,000                         -
Lawrence Helzel                                                    180,083
Dan McCarthy                                                       870,000
Ingalls & Snyder LLC                                             2,744,917
Ingalls & Snyder Value Partners                                  1,125,067
Prism Partners I, L.P.                                             450,000



See "Item 1--Business" and "Item 4--Recent Sales of Unregistered Securities."

TRANSACTIONS WITH CARL E. BERG AND THE BERG GROUP

The Company entered into a series of transactions with Carl E. Berg who is an officer, director and 5% security holder of the Company, and his affiliates in the Berg Group, including Clyde J. Berg.

UPREIT TRANSACTIONS

Prior to July 1998, three of the four limited partnerships comprising the operating partnerships were controlled by Carl E. Berg, his brother, Clyde J. Berg and other members of the Berg Group. The Messrs. Berg also owned 50% of the fourth limited partnership as limited partners and they and other members of the Berg Group held R&D properties that were contributed to the operating partnerships in July of 1998. The prior interests in the operating partnerships were converted to L.P. Units at the closing of the formation of the operating partnerships when the Company became the sole general partner in each of the operating partnerships. Additional L.P. Units were issued in connection with the acquisition of the R&D properties held outside the operating partnerships.

Under the terms of the Acquisition Agreement dated as May 14, 1998, as amended, the L.P. Units were valued at $4.50 per share for purposes of these transactions. The Company did not obtain a "fairness" opinion or other independent financial advice with respect to the transactions. The L.P. Units in which the Messrs. Berg and Berg & Berg Enterprises, Inc. acquired a pecuniary interest are as follows:

                                L.P. Units
                       ------------------------------

Carl E. Berg                    28,091,377
Clyde J. Berg                   17,347,806
Berg & Berg                      6,305,487
Enterprises, Inc.


Additional  L.P.  Units  were  acquired  by certain  members of their  immediate families, to which they disclaim beneficial ownership. See Item 1.--"Business-Organization and General Business Description," "-Risk Factors,"
Item 4. "Submission of Matters to a Vote of Security Holders," and "Item 12. Security Ownership of Certain Beneficial owners and Management."

PENDING DEVELOPMENT PROJECTS. Carl E. Berg and other members of the Berg Group entered into the Pending Projects Acquisition Agreement pursuant to which the Company, through the operating partnerships, will acquire certain pending development projects from Carl E. Berg and other members of the Berg Group as each property is completed and leased. One of the four projects has been completed and leased. As a result of the completion and leasing of the pending development project, one of the operating partnerships acquired the property and Carl E. Berg and Clyde J. Berg each received additional L.P. Units in the operating partnership. Each received 202,583 L.P. Units.

Carl E. Berg and other members of the Berg Group have the right to obtain as many as 33,513,906 additional L.P. Units in exchange for the pending development projects. The sellers of these projects may elect to receive cash or L.P. Units at a value of $4.50 per L.P. Unit, which is a substantial discount from the current market price of the common stock.

See "Item 1--Business--Business" and "--Risk Factors"

BERG LAND HOLDINGS AGREEMENT. Carl E. Berg and other members of the Berg Group own several parcels of unimproved land in the Silicon Valley and have entered into the Berg Land Holdings Option Agreement with the Company and the operating partnerships. Pursuant to the agreement, the Company and the operating partnerships have the right to acquire any building developed on the land at the time the building has been leased. The purchase will be payable in cash as determined in accordance with the formula set out in the agreement.

Effective December 31, 1998, Messrs. Berg and other members of the Berg Group loaned $9.6 million to the operating partnerships which was equal to the amount of distributions payable by the partnerships with respect to their L.P. Units as of December 28, 1998. See Item 1.- Business Risk Factors and Item 7.- "Management's Discussion and Analysis of Fianacial Condition and Results of Operation."

See "Item 1--Business--Business" and "--Risk Factors"

ISSUANCE AND ASSUMPTION OF DEBT. The Company is liable for a loan of approximately $21 million payable to BBE, which is a member of the Berg Group. Both Carl E. Berg and Clyde J. Berg are directors of BBE and, together with their immediate families, own all of the capital stock of BBE. The loan is secured by three properties, and the maturity date has recently been extended.

In September 1998, the Company also assumed a $100 million line of credit with the Wells Fargo Bank N.A. previously provided to and guaranteed by some members of the Berg Group. The outstanding balance on the line of credit was $27.2 million as of December 31, 1998.

Effective Decmber 31, 1998, Messrs. Berg and other members of the Berg Group loaned $9.6 million to the operating partnerships, which was equal to the amount of distributions payable by the operating partnerships with respect to their L.P. Units as of December 28, 1998. See Item 1 - "Business Risk Factors" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

See "Item 1--Business--Risk Factors"

LEASE FROM BERG & BERG ENTERPRISES, INC. The Company leases its executive offices from BBE. In 1998, the Company paid approximately $61,000 to BBE under the terms of the loan agreement for its executive offices.

PURCHASE BY MICHAEL ANDERSON

Michael J. Anderson, Vice President and Chief Operating Officer of the Company, acquired 200,000 shares of Common Stock on March 30, 1998 pursuant to the exercise of an option. Mr. Anderson's shares are subject to repurchase by the Company. The Company loaned Mr. Anderson $900,000 to purchase the shares.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


      Exhibits required by Item 601 of Regulation S-K.

                                 EXHIBIT INDEX

--------  --------------------------------------------------------------
2.1**     Merger Agreement and Plan of Merger between Mission West
          Properties and Mission West Properties, Inc.
3.2.1**   Articles of Amendment and Restatement of Mission West
          Properties, Inc.
3.2.2**   Restated Bylaws of Mission West Properties, Inc.
10.1.1*   Amended and Restated Agreement of Limited Partnership of
          Mission West Properties, L.P.
10.1.2*   Amended and Restated Agreement of Limited Partnership of
          Mission West Properties, L.P. I
10.1.3*   Amended and Restated Agreement of Limited Partnership of
          Mission West Properties, L.P. II
10.1.4*   Amended and Restated Agreement of Limited Partnership of
          Mission West Properties, L.P. III
10.2*     Exchange Rights Agreement between the Company and the
          Limited Partners
10.3.1**  1997 Stock Option Plan of the Company
10.3.2**  Form of Incentive Stock Option Agreement
10.3.3**  Form of Non-statutory Stock Option Agreement
10.3.4**  Form of Director's Stock Option Agreement
10.4.1** Acquisition Agreement, dated as of May 14, 1998, among the Company, Certain Partnerships and the Berg Group (as defined therein)
10.4.2**  Amendment of Acquisition  Agreement, dated as of July 1, 1998
10.4.3**  Form of   Partnership Interest Purchase Demand Note
10.5.1** Stock Purchase Agreement dated as of May 4, 1998, between the Company and the purchasers of Common Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same
10.5.2** Stock Purchase Agreement dated as of May 4, 1998 between the Company and the purchasers of Common Stock in a private placement of 695,058 shares and Subscription Agreement relating to same
10.5.3*** Form of Registration  Rights  Agreement for  purchasers,  who acquired shares of Common Stock under the May 4, 1998 Stock Purchase Agreements (filed as Exhibit 10.8 to Post-effective Amendment No. 1 to S-4 Registration Statement filed on Form S-3 on February 11, 1999. Commission File No. 333-52835-99).
10.6* Pending Projects Acquisition Agreement among the Company, the Operating Partnership and the members of the Berg Group
10.7* Berg Land Holdings Option Agreement between the Company and certain members of the Berg Group
10.8**    Berg & Berg Enterprises, Inc. Sublease Agreement
10.9      Amended and Restated Incentive Stock Option Agreement for
          Michael J. Anderson (200,000 shares of Common Stock)
10.10** Restricted Stock Purchase Agreement for Michael J. Anderson (200,000 shares of Common Stock)
10.11**   Promissory Note from Michael J. Anderson
10.12**   Lease Agreement with Apple Computer, Inc.
10.13**   Lease Agreement with Cisco Systems, Inc.
10.14**   Lease Agreement with Amdahl Corporation
10.15**   Prudential Promissory Note
10.16**   Prudential Deed of Trust
10.17**   Prudential Certificate Regarding Distribution
10.18**   Prudential Guaranty
10.19**   Waiver Agreement
10.20 Ownership Limit Exemption Agreement dated December 29, 1998 between the Company and Dan and Paul McCarthy
21.1      Subsidiaries of the Registrant
23.1      Consent of PricewaterhouseCoopers LLP

24.1      Powers of Attorney
27.1      Financial Data Schedule

* Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4 filed on May 15, 1998 and declared effective on November 23, 1998.
** Incorporated herein by reference to the same-numbered exhibit to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999. (Commission File No. 333-52835-99).
*** Incorporated by reference.
   (b)Reports on Form 8-K.

1) The Company filed on January 4, 1999 the Current Report on Form 8-K dated December 30, 1998 to report on becoming the successor by merger to all of the assets and liabilities of Mission West Properties, a California corporation.

2) The Company filed on January 4, 1999 the Current Report on Form 8-K dated December 31, 1998 to report on Mission West Properties shareholder approval of matters submitted to vote at a special meeting of shareholders held on December 28, 1998, the completion of a private placement of 6,495,058 shares of common stock, and the reincorporation merger of Mission West Properties into the Company.

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant and has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MISSION WEST PROPERTIES, INC.

Date: March 30, 1999          By: /S/  CARL E. BERG
                                  ------------------
                                Carl E. Berg
                                Chairman of the Board, Chief Executive
                                Officer, President and Director


      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl E. Berg and Michael J. Anderson, or either of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                  TITLE                    DATE

   /S/  CARL E. BERG           Chief Executive           March 30, 1999
   ------------------          Officer, President
   Carl E. Berg                and Director


   /S/  MICHAEL J. ANDERSON    Chief Operating           March 30, 1999
   ------------------          Officer and Director
   Michael J. Anderson

   /S/  MARIANNE K. AGUIAR     Vice President and        March 30, 1999
   ------------------          Controller (Principal
   Marianne K. Aguiar          Financial and
                               Accounting Officer)


   /S/ JOHN BOLGER             Director                  March 30, 1999
   ------------------
   John Bolger


   /S/ WILLIAM A. HASLER       Director                  March 30, 1999
   ------------------
   William A. Hasler


   /S/ LAWRENCE B. HELZEL     Director                  March 30, 1999
   ------------------
   Lawrence B. Helzel