Form 10-Q
period 1999-03-31
MISSION WEST PROPERTIES INC
filed 1999-05-17
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                          COMMISSION FILE NUMBER 1-8383



                          MISSION WEST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

             MARYLAND                                    95-2635431
 (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                          NUMBER)

                               10050 BANDLEY DRIVE
                        CUPERTINO, CALIFORNIA 95014-2188
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 725-0700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                  ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 8,115,454 shares outstanding as of May 10, 1999

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999




                                      INDEX



PART I  FINANCIAL INFORMATION                                        PAGE
                                                                     ----
  Item 1  Financial Statements:

          Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998........................................3

          Consolidated Statements of Operations for the three
          months ended March 31, 1999 and 1998.........................4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998...................5

          Notes to Consolidated Financial Statements...................6

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................10


PART II  OTHER INFORMATION

  Item 5  Other Information...........................................18

  Item 6  Exhibits and Reports on Form 8-K............................18


SIGNATURES............................................................19

===============================================================================
Part I - Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  ------------
                                             March 31,        December 31,
                                               1999              1998
                                           --------------    --------------
                                             (Unaudited)
                  ASSETS
Real estate assets, at cost
   Land                                        $93,496         $  90,929
   Buildings and improvements                  436,608           430,510
                                           --------------    --------------
                                               530,104           521,439
   Less accumulated depreciation                (8,113)           (5,410)
                                           --------------    --------------
    Net real estate assets                     521,991           516,029

Cash and cash equivalents                          134               246
Deferred rent                                    2,377             1,624
Other assets                                     2,304             1,967
                                           --------------    --------------
    Total assets                              $526,806         $ 519,866
                                           ==============    ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Line of credit                            $  18,523         $  27,201
   Mortgage notes payable                      156,656           157,188
   Mortgage notes payable (related parties)     24,080            20,752
   Interest payable                                458               632
   Interest payable (related parties)              416                 -
   Security deposits                             2,060             2,061
   Prepaid rental income                         3,018             3,246
   Accounts payable and accrued expenses         2,357             2,154
                                           --------------    --------------
    Total liabilities                          207,568           213,234

Commitments and contingencies (Note 7)

Minority interest                              285,037           273,379

Stockholders' equity:
   Preferred stock, no par value, 200,000
    shares authorized, none issued and
    outstanding                                      -                 -
   Common stock, $.001 par value, 200,000,000
    shares authorized 8,233,583 and
    8,218,594 shares issued and outstanding
    at March 31, 1999 and December 31,
    1998, respectively                               8                 8
   Paid-in capital                              55,595            55,528
   Less amounts receivable on private
    placement                                     (900)             (900)
   Accumulated deficit                         (20,502)          (21,383)
                                           --------------    --------------
    Total stockholders' equity                  34,201            33,253
                                           --------------    --------------
    Total liabilities and stockholders'
     equity                                   $526,806         $ 519,866
                                           ==============    ==============

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                  ------------

                                         Three months ended March 31,
                                        ------------------------------
                                             1999            1998
                                        --------------  --------------
Revenue:
  Rental revenues from real estate        $   14,027               -
  Tenant reimbursements                        2,236               -
  Other income, including interest               149      $       77
                                        --------------  --------------
                                              16,412              77
                                        --------------  --------------

Expenses:
  Operating expenses                             782               -
  Real estate taxes                            1,529               -
  Depreciation of real estate                  2,703               -
  General and administrative                     406             230
  Interest                                     2,971               -
  Interest (related parties)                     416               -
                                        --------------  --------------
    Total expenses                             8,807             230
                                        --------------  --------------

Income/(loss) before minority                  7,605            (153)
interest
Minority interest                              6,724               -
                                        --------------  --------------
  Net income/(loss)                       $      881      $     (153)
                                        ==============  ==============
Basic net income / (loss) per share       $     0.11      $     (.10)
                                        ==============  ==============
Diluted net income / (loss) per share     $     0.10      $     (.10)
                                        ==============  ==============
Weighted average number of common
 shares outstanding (basic)                8,227,261       1,503,933
                                        ==============  ==============
Weighted average number of common
 shares outstanding (diluted)              8,415,412       1,503,933
                                        ==============  ==============










                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                  ------------

                                                      Three months ended
                                                           March 31,
                                                    ----------------------
                                                       1999           1998
                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $   881         $ (153)
  Adjustments to reconcile net income to net cash
     used in operating activities:
    Minority interest                                 6,724              -
    Depreciation of real estate                       2,703              -
   Changes in assets and liabilities:
    Deferred rent                                      (753)             -
    Other assets                                       (337)          (135)
    Interest payable                                   (174)             -
    Interest payable (related parties)                  416              -
    Security deposits                                   (89)             -
    Prepaid rental income                              (228)             -
    Accounts payable and accrued liabilities            203           (117)
                                                    ---------      ---------
   Net cash provided by (used in) operating           9,346           (405)
    activities
                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to real estate assets                   (107)             -
                                                    ---------      ---------
   Net cash used in investing activities               (107)             -
                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net principal payments on line of credit           (8,678)
  Principal payments on mortgage notes payable         (532)             -
  Principal payments on mortgage notes payable         (196)             -
   (related parties)
  Proceeds from stock options exercised                  67              -
  Repurchase of common stock                              -            (11)
  Minority interest distributions                       (12)             -
                                                    ---------      ---------
   Net cash used in financing activities             (9,351)           (11)
                                                    ---------      ---------

   Net decrease in cash and cash equivalents           (112)          (416)
Cash and cash equivalents, beginning                    246          5,569
                                                    ---------      ---------
Cash and cash equivalents, ending                   $   134        $ 5,153
                                                    =========      =========

Supplemental information:
  Cash paid for interest                            $ 3,139              -
                                                    =========      =========
  Cash paid for income taxes                        $     -        $   115
                                                    =========      =========
Supplemental schedule of non-cash investing
and financing activities:
   Note receivable in connection with issuance
   of common stock                                  $             $   900
   Assumption of debt in connection with
   property acquisition                              $ 3,525       $
   Assumption of other liabilities in connection
   with property acquisition                         $    88       $
   Issuance of limited partnership units in
   connection with property acquisition             $ 4,945       $


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (in thousands, except per share amounts, limited partnership units and square footage)
                                   (unaudited)
                                  ------------


1.    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including the operating partnerships. All significant intercompany balances have been eliminated in consolidation.

      Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for 88.08%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of March 31, 1999. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

      The financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

      The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 1999. Accordingly, no provision has been made for federal income taxes for the three months ended March 31, 1999.

2.   REAL ESTATE

     PENDING PROJECTS ACQUISITION AGREEMENT
     --------------------------------------
     The Company has entered into a Pending Projects Acquisition Agreement which permits the acquisition by the Company through the operating partnerships of approximately one million additional rentable square feet upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group and other sellers. The agreement fixes the acquisition value to be received by the sellers based upon the capitalized rental value of the property when fully leased. During the first quarter of 1999, the Company completed an additional acquisition under the Pending Projects Acquisition Agreement representing 54,996 rentable square feet (see PROPERTY ACQUISITIONS below). In April 1999, the Company acquired the L'Avenida project consisting of approximately 515,700 rentable square feet currently being constructed and under lease to Microsoft Corporation ("Microsoft") - SEE NOTE 6 SUBSEQUENT EVENTS. At March 31, 1999, excluding the Microsoft project at L'Avenida, there were two remaining projects comprising approximately 395,104 rentable square feet which the Company expects to acquire under the Pending Projects Acquisition Agreement.

     The sellers of the pending development projects may elect to receive cash or limited partnership units ("O.P. Units") at a value of $4.50 per unit, which was set in May 1998 based on the $4.50 per share price of the Company's common stock paid in private placement transactions at that time. As the current market value price of a share of common stock exceeds the $4.50 price, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these O.P. Units. Under generally accepted accounting principles ("GAAP") the acquisition cost in the form of O.P. Units issued will be valued based upon the current market value of the Company's common stock on the date the acquisition closes. Consequently, the Company's actual cost of these future acquisitions will depend in large part on the percentage of the fixed acquisition value paid for by the issuance of O.P. Units and the price of the Company's common stock on the closing of the acquisition.

     BERG LAND  HOLDINGS  OPTION  AGREEMENT
     --------------------------------------
     Through the operating partnerships, the Company also has the option to acquire any future R&D property developments on approximately 154 acres of Silicon Valley Land owned by certain members of the Berg Group under the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units. To date, the Company has completed one acquisition under the Berg Land
     Holdings Option Agreement representing approximately 110,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (ranging from $8.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were distributed by the developer to the close of escrow; less (f) any debt encumbering the property.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Agreement, nor the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing two properties with a total of 388,000 rentable square feet that the Company has the right to acquire under this agreement. As of March 31, 1999, the estimated acquisition value to the operating partnerships for these two projects is $32,226. The final acquisition price of these two properties could differ significantly from this estimate.

     PROPERTY ACQUISITIONS
     ---------------------
     Effective March 1, 1999, the Company acquired a newly constructed R&D property located on Santa Teresa Boulevard in San Jose, California (the "Santa Teresa Property'). This acquisition added approximately 54,996 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $8,558. In connection with this acquisition, the Company assumed $3,525 of debt due Berg & Berg Enterprises, Inc. an affiliate of Carl E. Berg and Clyde J. Berg, as well as other liabilities of $88, and issued 694,030 O.P. Units to various members of the Berg Group.

3.    STOCK TRANSACTIONS

      In February 1999, a former officer of the Company purchased 15,000 shares pursuant to an option at $4.50 per share. Total proceeds to the Company were $68.

      On March 30, 1998, the Company issued 200,000 shares of common stock at $4.50 per share to an executive officer of the Company in exchange for a $900 note receivable payable to the Company. The note is a full recourse promissory note bearing interest at 5.59% and is collateralized by a pledge of the shares. Interest is payable annually and principal is due March 30, 2003. SEE NOTE 6 SUBSEQUENT EVENTS


4.    NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

      The computation for weighted average shares is detailed below:


                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                                1999          1998
                                                             -----------   -----------
        Weighted average share outstanding (basic)            8,227,261     1,503,933
        Incremental shares from assumed option exercise         188,151             -
                                                             -----------   -----------
        Weighted average shares outstanding (diluted)         8,415,412     1,503,933
                                                             ===========   ===========

     The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. O.P. Units outstanding at March 31, 1999 were 60,845,727.


5.    RELATED PARTY TRANSACTIONS

     As of March 31, 1999, the Berg Group owned 57,158,653 O.P. Units of the total 60,845,727 O.P. Units issued and outstanding. Along with the Company's common shares owned by the Berg Group, the Berg Group's interest in the Company represents approximately 82.9% of the equity interests of the Company, assuming conversion of the 60,845,727 O.P. Units into the common stock of the Company.

     As of March 31, 1999, debt in the amount of $24,080 was due Berg & Berg Enterprises, Inc. This amount includes $3,525 of debt assumed in connection with the acquisition of the Santa Teresa property. Interest expense incurred in connection with debt due Berg & Berg Enterprises, Inc. was $416 for the three months ended March 31, 1999.

     Carl E. Berg has a substantial financial interest in two companies that lease space from the operating partnerships. These companies occupy, in the aggregate, 35,862 square feet at a weighted average of $.63 per square foot per month. These leases were in effect prior to the Company's acquisition of its general partnership interests in July 1998. The leases expire in 2001 (5,862 square feet) and 2002 (30,000 square feet).

     The Company currently leases space owned by Berg & Berg Enterprises, Inc. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 for the three months ended March 31, 1999.


6.    SUBSEQUENT EVENTS

     Effective April 1, 1999, the Company acquired an approximately 515,700 square foot five-building R&D complex located on L'Avenida in Mountain
     View, California, which has been fully leased to Microsoft Corporation under the terms of the Company's Pending Projects Acquisition Agreement with the Berg Group members and other owners of projects subject to the agreement.

     Under the terms of the Pending Projects Acquisition Agreement, the L'Avenida project had an acquisition value of $116,487, which was to be funded with cash, assumption of liabilities, and/or O.P. Units (at a value of $4.50 per unit which was the market value at the time the Company entered into the Pending Projects Acquisition Agreement). The acquisition value of $116,487 was funded by a) assumption by the Company of $25,000 of mortgage debt due Berg & Berg Enterprises, Inc.; b) assumption of the sellers' obligation to reimburse Microsoft for shell and tenant improvements of $32,057 and; c) the issuance of 13,206,629 O.P. Units, including 12,467,058 O.P. Units issued to various members of the Berg Group, based upon a value of $4.50 per unit, or $59,430. Under GAAP, the O.P. Units issued in connection with this acquisition were valued based upon the closing price of the Company's common stock on April 30, 1999 (the date the acquisition closed), or $7.50 per share as reported on the AMEX, resulting in a valuation for GAAP purposes of $156,107.

     In accordance with the terms of the lease, on April 1, 1999, Microsoft began paying monthly base rent of approximately $1,226 million for the first four buildings, which consist of approximately 415,700 square feet. On June 1, 1999, Microsoft begins paying monthly rent of approximately $295 for the fifth building, which consists of approximately 100,000 rentable square feet. Microsoft controls the construction of this facility, which is currently scheduled to be completed and ready for occupancy during the second half of 1999. Microsoft has signed a seven-year lease that provides for a first year's rent of $2.95 per square foot per month with approximately 4% annual rent increases.

     On April 8, 1999, the Company declared a $0.12 per share dividend on its common stock. The dividend was paid on April 30, 1999 to all common stockholders of record as of April 15, 1999. At the same time, the operating partnerships paid a distribution of $0.12 per O.P. Unit on April 30, 1999, as well. The amount of this distribution payable to members of the Berg Group in the amount of $6,859 was converted to related party debt on April 30, 1999.

     Michael Anderson, Chief Operating Officer and a director of the Company, resigned from the Company effective April 30, 1999. The Company had previously issued 200,000 shares of its common stock to Mr. Anderson in exchange for a note receivable payable to the Company for $900. Upon Mr. Anderson's resignation, the Company, in accordance with the terms of its agreements with Mr. Anderson, repurchased and subsequently cancelled 117,361 of the 200,000 shares of common stock, representing $528 of the original $900 note receivable. The remaining portion of the note receivable in the amount of $372 remains outstanding and is collateralized by a pledge of 82,639 shares of common stock. The Company believes that the remaining outstanding balance on the note receivable will be paid in full during the second quarter of 1999. The Company also waived interest expense in the amount of $32 due the Company on the portion of the note receivable relating to the cancelled shares.

7.    COMMITMENTS AND CONTINGENCIES

      The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. Management does not expect that such matters would have a material adverse effect on the consolidated financial position or results of operations of the Company.

      Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
  (in thousands, except share, square footage and limited partnership amounts)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1998. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. is engaged in the management, leasing, marketing and acquisition of R&D office properties, primarily located in the "Silicon Valley" portion of the San Francisco Bay Area. As of March 31, 1999, the Company managed 72 properties totaling approximately 4.57 million square feet through its controlling interests in four separate partnerships (the "operating partnerships") in which the Company is the sole general partner. For the year ending December 31, 1999, we intend to elect to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and will operate as a self-managed, self-administered, self-advised and fully integrated REIT.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998.

The Company's acquisition of the general partnership interests in the operating partnerships during the third quarter of 1998 substantially altered the Company's operations. As a consequence, operating results for the three months ended March 31, 1999 are not meaningfully comparable to operating results for the same period of 1998.

For the three months ended March 31, 1999, rental revenues from real estate were $14,027, which included a positive adjustment of $753 in order to reflect rental revenues on a straight-line basis. Tenant reimbursements were $2,236, and other income, including interest, was $149. Total expenses for the three months ended March 31, 1999, were $8,807, of which $8,401 related directly to its real estate operations. General and administrative expenses accounted for the remainder of the expenses.

The minority interest portion of income was $6,724, resulting in net income of $881 for the three months ended March 31, 1999. Minority interest represents the limited partners' ownership interest of 88.08%, on a weighted average basis (as of March 31, 1999), in the operating partnerships.

During the three months ended March 31, 1998, the Company's only assets were cash and receivables, and therefore, the Company had insignificant revenue-generating and cash-generating capabilities and minimal operations, aside from interest income and general and administrative expenses.


CHANGES IN FINANCIAL CONDITION

During the first quarter of 1999, the Company acquired a newly constructed R&D property located on Santa Teresa Boulevard in San Jose, California. This acquisition added approximately 54,996 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $8,558. The Company assumed $3,525 of debt due Berg & Berg Enterprises, Inc., as well as other liabilities of $88, and issued 694,030 O.P. Units issued to various members of the Berg Group.

In February 1999, a former officer of the Company purchased 15,000 shares pursuant to an option at $4.50 per share. Total proceeds to the Company were $68.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
-------
We expect funds from operations ("FFO") to be the principal source of liquidity for distributions, debt service, leasing commissions and recurring capital expenditures. Based solely upon past operating results for the properties and the results of operations for the three months ended March 31, 1999, we expect FFO for 1999 to be adequate to meet projected distributions to stockholders and other anticipated liquidity requirements in 1999 (see "Funds From Operations"). The Company expects to meet its other liquidity needs with debt financing.

DEBT
----
At March 31, 1999, the Company had total indebtedness of $199,259, including $153,551 of fixed rate mortgage debt, $27,185 of variable rate mortgage debt (including $24,080 of related party debt), and $18,523 of credit facility debt with Wells Fargo Bank, N.A. (the "Wells Fargo line"). Additionally, as of March 31, 1999, the Company had available borrowing capacity under the credit facility of $81,477.

Of total fixed debt, the loan with Prudential Insurance Company of America represents $129 million. The loan bears interest at a rate of 6.56% per annum, maturing October 15, 2008, and is payable in monthly installments of principal (based upon 30-year amortization) and interest of approximately $0.8 million. The Company paid total fees of approximately $0.9 million in connection with this loan.

There is a significant prepayment penalty if the loan is paid prior to the maturity date. The loan is nonrecourse to the operating partnerships and the Company, except with respect to certain matters such as environmental liability relating to the encumbered properties, the payment of taxes and assessments with respect to the encumbered properties, the responsibility to return security deposits to the tenants of the encumbered properties, insurance or condemnation proceeds that are not properly applied under the terms of the loan, damages that result from early termination or amendment to specified major leases, waste of the subject properties, bankruptcy or insolvency of any of the operating partnerships or the Company, and any fraud or misrepresentations by the Company or the operating partnerships in connection with the loan. In addition, portions of the loan are guaranteed by certain limited partners in the operating partnerships.

The Wells Fargo Line expires in October 1999 and will need to be replaced. The Wells Fargo line of credit is currently collateralized by 14 properties and is guaranteed by Mr. Berg and certain other members of the Berg Group. The Company is currently reviewing alternative credit facilities. There can be no assurance that the Company will be able to obtain a line of credit with terms similar to the Wells Fargo line of credit. The Company's cost of borrowing funds could increase substantially after the Wells Fargo line of credit expires in October 1999.

The following table sets forth certain information regarding debt outstanding as of March 31, 1999:


                                                             MATURITY INTEREST
   DEBT DESCRIPTION                                        COLLATERAL PROPERTIES               BALANCE     DATE     RATE
------------------------------------------------- ------------------------------------------ ----------- -------- --------
                                                                                                ($ IN
                                                                                              THOUSANDS)
LINE OF CREDIT:
Wells Fargo Bank, N.A.                             1810 McCandless Drive, Milpitas, CA        $ 18,523    10/99    (1)
                                                   1740 McCandless Drive, Milpitas, CA
                                                   1680 McCandless Drive, Milpitas, CA
                                                   1600 McCandless Drive, Milpitas, CA
                                                   1500 McCandless Drive, Milpitas, CA
                                                   1450 McCandless Drive, Milpitas, CA
                                                   1350 McCandless Drive, Milpitas, CA
                                                   1325 McCandless Drive, Milpitas, CA
                                                   1425 McCandless Drive, Milpitas, CA
                                                   1526 McCandless Drive, Milpitas, CA
                                                   1575 McCandless Drive, Milpitas, CA
                                                   1625 McCandless Drive, Milpitas, CA
                                                   1745 McCandless Drive, Milpitas, CA
                                                   1765 McCandless Drive, Milpitas, CA

MORTGAGE NOTES PAYABLE
 (RELATED PARTIES):
                                                   2033-2043 Samaritan Drive, San Jose, CA      24,080    12/99    (1)
                                                   2133 Samaritan Drive, San Jose, CA
                                                   2233-2243 Samaritan Drive, San Jose, CA

MORTGAGE NOTES PAYABLE:
Great West Life & Annuity Insurance Company        6320 San Ignacio Ave, San Jose, CA            7,697    2/04     7.0%
Great West Life & Annuity Insurance Company        6540 Via del Oro, San Jose, CA                3,672    5/04     7.0%
                                                   6385 San Ignacio Ave., San Jose, CA
Prudential Capital Group                           20400 Mariani, Cupertino, CA                  2,002    3/09     8.75%
New York Life Insurance Company                    10440 Bubb Road, Cupertino, CA                  424    8/09     9.625%
Home Savings & Loan Association                    10460 Bubb Road, Cupertino, CA                  513    1/07     9.5%
Amdahl Corporation                                 3120 Scott, Santa Clara, CA                   6,895    3/14     9.42%
Citicorp U.S.A. Inc.                               2800 Bayview  Drive, Fremont, CA              3,105    4/00     (2)
Mellon Mortgage Company                            3530 Bassett, Santa Clara, CA                 2,935    6/01     8.125%
Prudential Insurance Company of America            10300 Bubb, Cupertino, CA                   129,413    10/08    6.56%
                                                   10500 N. DeAnza, Cupertino, CA
                                                   4050 Starboard, Fremont, CA
                                                   45700 Northpoint Loop, Fremont, CA
                                                   45738 Northpoint Loop, Fremont, CA
                                                   450-460 National, Mountain View, CA
                                                   4949 Hellyer, San Jose, CA
                                                   6311 San Ignacio, San Jose, CA
                                                   6321 San Ignacio, San Jose, CA
                                                   6325 San Ignacio, San Jose, CA
                                                   6331 San Ignacio, San Jose, CA
                                                   6341 San Ignacio, San Jose, CA
                                                   6351 San Ignacio, San Jose, CA
                                                   3236 Scott, Santa Clara, CA
                                                   3560 Bassett, Santa Clara, CA
                                                   3570 Bassett, Santa Clara, CA
                                                   3580 Bassett, Santa Clara, CA
                                                   1135 Kern, Sunnyvale, CA
                                                   1212 Bordeaux, Sunnyvale, CA
                                                   1230 E. Arques, Sunnyvale, CA
                                                   1250 E. Arques, Sunnyvale, CA
                                                   1170 Morse, Sunnyvale, CA
                                                   3540 Bassett, Santa Clara, CA
                                                   3542 Bassett, Santa Clara, CA
                                                   3544 Bassett, Santa Clara, CA
                                                   3550 Bassett, Santa Clara, CA
                                                                                             -----------
Mortgage Notes Payable Subtotal                                                                156,656
                                                                                             -----------
                       TOTAL                                                                  $199,259
                                                                                             ===========


(1) The lesser of (a) Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. Rate in effect as of March 31, 1999 was 6.49%.
(2) One month LIBOR plus 1.625% adjusted monthly. Rate in effect at March 31, 1999 was 6.46%.

As of March 31, 1999, Debt to Total Market Capitalization ratio which is computed as the Company's total debt outstanding divided by the sum of total debt outstanding plus the market value of the common stock on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 29% based upon an estimated total market capitalization of approximately $691,449.

ACQUISITION OF PROPERTY
-----------------------
The Company has entered into the Pending Projects Acquisition Agreement which provides for the acquisition by the operating partnerships of approximately 1,000,000 additional rentable square feet upon the completion and leasing of five pending development projects owned by certain members of the Berg Group. The owners of the pending development projects may obtain cash or, at their option, O.P. Units. A total of 33,919,072 O.P. Units may be issued in exchange for the pending development projects. As of March 31, 1999, the Company has completed two acquisitions under this agreement.

The Company also has the option to acquire, through the operating partnerships, any future R&D property developments on approximately 154 net acres of Silicon Valley Land owned by certain members of the Berg Group under the terms of the Berg Land Holdings Option Agreement. The Company would acquire such projects upon their completion and leasing. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units. To date, the Company has completed one acquisition under this agreement comprising approximately 110,000 rentable square feet on 9 acres.

THE MICROSOFT PROJECT  ACQUISITION
----------------------------------
Effective April 1, 1999, the Company acquired an approximately 515,700 square foot five-building R&D complex located on L'Avenida Avenue in Mountain View, California, which has been fully leased to Microsoft Corporation ("Microsoft") under the terms of the Company's Pending Projects Acquisition Agreement with the Berg Group members and other owners of projects subject to the agreement. The total acquisition cost for financial accounting and reporting purposes is $156,107.

Under the terms of the Pending Projects Acquisition Agreement, the L'Avenida project had an acquisition value of $116,487, which was to be funded with cash, assumption of liabilities, and/or O.P. Units (at a value of $4.50 per unit which was the market value at the time the Company entered into the Pending Projects Acquisition Agreement). The acquisition value of $116,487 was funded by a) assumption by the Company of $25,000 of mortgage debt due Berg & Berg Enterprises, Inc.; b) assumption of the sellers' obligation to reimburse Microsoft for shell and tenant improvements of $32,057 and; c) the issuance of 13,206,629 O.P. Units, including 12,467,058 O.P. Units issued to various members of the Berg Group, based upon a value of $4.50 per unit, or $59,430. However, under generally accepted accounting principles (GAAP), the O.P. Units issued in connection with this acquisition were valued based upon the closing price of the Company's common stock on April 30, 1999 (the date the acquisition closed), or $7.50 per share as reported on the AMEX, resulting in a valuation for GAAP purposes of $156,107.

The debt owed to Berg & Berg Enterprises, Inc. carries a variable interest rate, which was 6.49% annually at March 31, 1999 and is payable in full on demand. Interest accrues on the amount owed by the Company to Microsoft at a 7% annual rate from April 1, 1999. The Company expects to pay this obligation in full by August 31, 1999.The Company will use proceeds from the Wells Fargo line of credit to repay this additional debt as it comes due, unless it first obtains proceeds from the sale of equity securities or other credit facilities.

In accordance with the terms of the lease, on April 1, 1999, Microsoft began paying monthly base rent of approximately $1,226 for the first four buildings, which consist of approximately 415,700 rentable square feet. On June 1, 1999, Microsoft begins paying monthly rent of approximately $295 for the fifth building, which consists of approximately 100,000 rentable square feet. Microsoft controls the construction of this facility, which is currently scheduled to be completed and ready for occupancy during the second half of 1999. Microsoft has signed a seven-year lease that provides for a first year's rent of $2.95 per square foot per month with approximately 4% annual rent increases.

The following table presents certain information concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Pending Projects Acquisition Agreement or the Berg Land Holdings Option Agreement. The table includes only those projects for which construction has commenced. Excluding the Fontanosa and Branham/Hellyer projects, there are still 116 acres of land which is to be developed under the Berg Land Holdings Agreement.



                                  APPROXIMATE
                                    RENTABLE                           TOTAL
PROPERTY                             AREA          ANTICIPATED       ESTIMATED
                                   (SQUARE         ACQUISITION      ACQUISITION
                                     FEET)            DATE           VALUE (1)
---------------------------------------------------------------------------------
PENDING PROJECTS                                                   (dollars in
                                                                    thousands)
Richard Avenue                      58,740          July 1999          3,745
Automation (1 building)             80,640           May 1999          9,677
Automation (2 buildings)           141,696        September 1999      15,789
Automation (1 building)            114,028         April 2000         12,706
                                 ---------                        ----------
              SUBTOTAL             395,104                          $ 41,917


BERG LAND HOLDINGS
Fontanosa                           77,000         August 1999       $ 7,226
Hellyer/Branham                    311,000        February 2000       25,000
                                 ---------                        ----------
              SUBTOTAL             388,000                          $ 32,226


TOTAL                              783,104                          $ 74,143
                                 =========                        ==========


     (1) The Estimated Acquisition Value which represents the economics for acquiring the pending projects under the terms of the Pending Projects Acquisition Agreement, will differ from the actual acquisition cost as determined under GAAP.

     For example, the estimated acquisition value of the 515,700 square foot Microsoft project located on L'Avenida was $116,487. The estimated value was the sum of a) assumed mortgage debt of $25,000; b) assumed obligation to reimburse Microsoft for shell and tenant improvements of $32,057 and; c) the issuance of 13,206,629 O.P. Units, including 12,467,058 O.P. Units issued to various members of the Berg Group, based upon a value of $4.50 per unit, or $59,430. Under GAAP however, the O.P. Units issued in connection with this acquisition were valued based upon the closing price of the Company's common stock on April 30, 1999 (the date the acquisition closed), or $7.50 per share as reported on the AMEX, resulting in a value for GAAP purposes of $156,107.

The time required to complete the leasing of developments varies from project to project. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above will be realized

Although we expect to acquire the new properties available to us under the terms of the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement, there can be no assurance that we actually will consummate any of the intended transactions, including all of those discussed above. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds from Operations ("FFO") or available cash for distribution.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the three months ended March 31, 1999 was $9,346 compared to net cash used in operating activities of $405 for the same period in 1998. The change was a direct result of the Company's acquisition of its general partnership interests in the operating partnerships during the third quarter of 1998.

Net cash used in investing activities was $107 and zero for the three months ended March 31, 1999 and 1998, respectively. Cash used in investing activities during the quarter ended March 31, 1999 related solely to improvements made to existing real estate assets acquired as part of the Company's investment in the operating partnerships.

Net cash used in financing activities was $9,351 for the three months ended March 31, 1999 compared to $11 for the same period in 1998. During the quarter ended March 31, 1999, the Company reduced debt outstanding by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1994 through December 31, 1998, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.5 million annually. We will have approximately 865,000 rentable square feet under expiring leases from January 1, 1999 through December 31, 2000. We expect that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $1.5 million. We believe we will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

As  defined  by the  National  Association  of  Real  Estate  Investment  Trusts
("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt, and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO.

                                      For the Three
                                      Months Ended
                                      March 31, 1999
                                     ----------------
     FFO:
     Net income/(loss)                    $   881
        Add back:
          Minority Interest                 6,724
          Real estate depreciation          2,703
                                         ---------
     Total FFO                            $10,308
                                         =========

The Company intends to pay distributions to stockholders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less straight-line rents, leasing commissions paid and capital expenditures made during the respective period. The calculation of FAD is as follows:

     FFO:                                 $10,308
        Less:
          Straight-line rents                (753)
          Leasing commissions                 (78)
          Capital expenditures               (108)
                                         ---------
     FAD                                  $ 9,369
                                         =========

On April 8, 1999, the Company declared a $0.12 per share dividend on its common stock payable on April 30, 1999 to all common stockholders of record as of April 15, 1999.

The Company intends to make regular quarterly distributions to holders of its common stock based upon its cash available for distribution. The Company expects that it will declare quarterly distributions during 1999 aggregating approximately $.50 per share of its common stock.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not believe that recently issued accounting standards will materially impact the Company's financial statements.

YEAR 2000

Forward Looking Information. The statements in the following section include Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Company intends such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. See "FORWARD LOOKING INFORMATION".

INTRODUCTION

The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems could result in a system failure or miscalculations causing disruptions of operations.

The Company's efforts to address its Year 2000 issues consist of reviewing the Company's computer information systems, evaluating other computer systems that do not relate to the Company's internal information systems but include embedded technology at its properties, such as security, heating, ventilation and air conditioning, elevator, fire and safety systems, and communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company.

THE COMPANY'S STATE OF READINESS

INFORMATION TECHNOLOGY SYSTEMS. The Company has reviewed its information technology systems and has contacted vendors to determine whether such systems are Year 2000 compliant. Based upon the Company's inquiries, the Company has determined that its primary network operating system, Windows NT Server 4.0, and all of its desktop personal computers are Year 2000 compliant. The vendor for the Company's property management and accounting software has advised the Company that it will provide a Year 2000 compliant software upgrade to the Company during third quarter 1999.

EMBEDDED SYSTEMS. The Company believes that in most cases under the lease terms it is the tenant's sole responsibility to ensure that the embedded systems (e.g., security, heating, ventilation and air conditioning, fire and elevator systems) are Year 2000 compliant. The Company has made limited inquiries to various vendors concerning embedded systems used on some of its properties. Based upon responses to its inquiries, the Company is not aware of any systems that are not Year 2000 compliant.

THIRD PARTY RELATIONSHIPS. The Company plans to contact third parties, like utility companies, financial institutions and its transfer agent that provide important services to the Company and will ascertain whether those third parties are aware of Year 2000 issues that would adversely impact the Company's operations. At this time, the Company does not intend to contact all of its third party service providers, however.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The Company has not budgeted any amount to address Year 2000 issues. Because the Company's Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Company may need to add accrual amounts as a result of unanticipated delays or preparedness issues. While the Company's efforts to address its Year 2000 issues may involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. Although the Company has concluded that many of its tenants are responsible for certain Year 2000 compliance costs, there is a possibility that certain tenants will not agree with such conclusions.

RISKS PRESENTED BY YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLAN

At this time, the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000-related events. Due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations. A reasonably likely worst case scenario might be the failure of an energy management system in a building. Such a failure could adversely affect the environmental conditions of the occupied space, thus creating discomfort and inconvenience to the tenants until the condition could be manually corrected. Persistence of this problem for a long period of time could result in an increase in operating costs for the building until the energy management system is restored to proper operations.

The Company utilizes computer software for its corporate and real property accounting records and to prepare its financial statements. If necessary, the Company could prepare all required accounting entries manually without incurring material additional operating expenses.

Conceivably, tenants of the properties could experience delays in processing their accounting records and making required lease payments, if they encounter Year 2000 compliance problems. The Company does not believe that any such delays would have a material adverse effect on the Company.

Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the Company's results and progress include, but are not limited to, changes in the expenses of or delays in: the identification and upgrade or replacement by the Company of computer systems that do not relate to information technology but include embedded technology; and the Year 2000 compliance of vendors (including vendors of the Company's computer information systems) or third-party service providers (including the Company's primary bank). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in the Company's current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. In addition, the acquisition cost of projects acquired from the Berg Group under the Pending Projects Acquisition Agreement will vary based upon the number of O.P. Units issued in exchange for the property and the price of common stock, which is issuable upon conversion of O.P. Units under certain circumstances, at the time of the acquisition. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and documents filed with the Securities and
Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1998.

===============================================================================
Part II - Other Information

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

The information provided in Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" is incorporated by reference in response to this item.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a.  EXHIBITS

          27.1 Financial Data Schedule.

      b.  REPORTS ON FORM 8-K

          During the quarter ended March 31, 1999, the Company filed a report on Form 8-K on January 4, 1999 to report the December 28, 1998 approval and ratification by stockholders of transactions with the Berg Group, private placements to accredited investors, the Company's reincorporation in Delaware, and the Company's execution of the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement.

          During the quarter ended March 31, 1999, the Company also filed a report on FOrm 8-K 12G3 to report that Mission West Properties Inc.,
          a  Maryland   corporation,   became  the  successor  to  Mission  West
          Properties, a California corporation, on December 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 MISSION WEST PROPERTIES, INC.
                                 (Registrant)


Date: May 17, 1999               By: /s/ Marianne K. Aguiar
                                     ---------------------------
                                    Marianne K. Aguiar
                                    Vice President of Finance and Controller
                                    (Principal Accounting Officer)