Form 10-Q
period 1999-06-30
MISSION WEST PROPERTIES INC
filed 1999-08-05
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                          COMMISSION FILE NUMBER 1-8383


                          Mission West Properties, Inc.
             (Exact name of registrant as specified in its charter)

                 Maryland                              95-2635431
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

                               10050 Bandley Drive
                        Cupertino, California 95014-2188
                    (Address of principal executive offices)

      Registrant's telephone number, including area code is (408) 725-0700
                                   -----------


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

               16,935,732 shares outstanding as of August 3, 1999

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 1999



                                      INDEX

                                                                            Page
PART 1        FINANCIAL INFORMATION                                         ----

   ITEM 1     Financial Statements:

              Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998..........................................3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 1999 and 1998....................4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1999 and 1998........................5

              Notes to Consolidated Financial Statements.....................6

   ITEM 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................10

   ITEM 3     Quanitative and Qualitative Disclosures About Market Risk......18


PART II       OTHER INFORMATION

   ITEM 5     Other Information..............................................19

   ITEM 6     Exhibits and Reports on Form 8-K...............................19


Signatures...................................................................20

Part I - Financial Information
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                      -----
                                                                         June 30, 1999        December 31, 1998
                                                                      --------------------  -----------------------
                                                                          (Unaudited)
                                     ASSETS

Real estate assets, at cost
   Land                                                                         $140,328             $90,929
   Buildings and improvements                                                    546,017             430,510
                                                                      --------------------  -----------------------
                                                                                 686,345             521,439
   Less accumulated depreciation                                                 (11,512)             (5,410)
                                                                      --------------------  -----------------------
     Net real estate assets                                                      674,833             516,029
Cash and cash equivalents                                                          2,886                 246
Deferred rent                                                                      3,279               1,624
Other assets                                                                       1,636               1,967
                                                                      --------------------  -----------------------
   Total assets                                                                 $682,634            $519,866
                                                                      ====================  =======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Line of credit                                                                $41,871             $27,201
   Mortgage notes payable                                                        156,114             157,188
   Mortgage notes payable (related parties)                                       20,681              20,752
   Interest payable                                                                  916                 632
   Interest payable (related parties)                                                591                   -
   Security deposits                                                               2,120               2,061
   Prepaid rental income                                                           5,176               3,246
   Dividends/distributions payable                                                11,485                   -
   Due to Microsoft Corporation                                                   32,057                   -
   Accounts payable and accrued expenses                                           1,449               2,154
                                                                      --------------------  -----------------------
     Total liabilities                                                           272,460             213,234

Commitments and contingencies (Note 7)

Minority interest                                                                376,055             273,379

Stockholders' equity:
   Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                          -                   -
   Common stock, $.001 par value, 200,000,000 shares
      authorized, 8,255,732 and 8,218,594 shares issued and
      outstanding at June 30, 1999 and December 31, 1998, respectively                 8                   8
   Paid-in-capital                                                                55,691              55,528
   Less, amounts receivable on private placement                                       -                (900)
   Accumulated (deficit) in excess of dividends paid                             (21,580)            (21,383)
                                                                      --------------------  -----------------------
     Total stockholders' equity                                                   34,119              33,253
                                                                      --------------------  -----------------------
     Total liabilities and stockholders' equity                                 $682,634            $519,866
                                                                      ====================  =======================

        The accompanying notes are an integral part of these consolidated financial statements.



                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)
                                    ---------

                                                  Three months ended June 30,               Six months ended June 30,
                                            ---------------------------------------- ----------------------------------------
                                                   1999                1998                 1999                 1998
                                           ------------------- -------------------- -------------------- --------------------

Revenues:
   Rental revenues from real estate                 $18,376                                   $32,403
   Tenant reimbursements                              2,159                                     4,395
   Other income, including interest                     293              $    64                  442            $   141
                                            ------------------- -------------------- -------------------- -------------------
                                                     20,828                   64               37,240                141
                                            ------------------- -------------------- -------------------- -------------------

Expenses:
   Operating expenses                                   937                    -                1,719                  -
   Real estate taxes                                  1,300                    -                2,829                  -
   Depreciation of real estate                        3,399                    -                6,102                  -
   General and administrative                           346                  337                  752                567
   Interest                                           3,721                    -                6,692                  -
   Interest (related parties)                           573                    -                  989                  -
                                            ------------------- -------------------- -------------------- -------------------
     Total expenses                                  10,276                  337               19,083                567
                                            ------------------- -------------------- -------------------- -------------------

Income (loss) before minority interest               10,552                 (273)              18,157               (426)
Minority interest                                     9,487                    -               16,211                  -
                                            ------------------- -------------------- -------------------- -------------------
   Net income (loss)                                $ 1,065              $  (273)             $ 1,946            $  (426)
                                            =================== ==================== ==================== ===================
Basic net income (loss) per share                   $  0.13              $ (0.16)             $  0.24            $ (0.27)
                                            =================== ==================== ==================== ===================
Diluted net income (loss) per share                 $  0.13              $ (0.16)             $  0.23            $ (0.27)
                                            =================== ==================== ==================== ===================
Weighted average number of
  common shares outstanding (basic)               8,166,977            1,698,536            8,196,952          1,601,770
                                            =================== ==================== ==================== ===================
Weighted average number of
  common shares outstanding (diluted)             8,305,603            1,698,536            8,314,757          1,601,770
                                            =================== ==================== ==================== ===================











        The accompanying notes are an integral part of these consolidated financial statements.



                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)
                                                                                         Six months ended June 30,
                                                                                      ---------------------------------
                                                                                           1999             1998
                                                                                      --------------- -----------------

Cash flows from operating activities:
   Net income (loss)                                                                    $   1,946        $    (426)
   Adjustments to reconcile net income (loss)  to net cash provided by (used in)
   operating activities:
       Minority interest                                                                   16,211                -
       Depreciation                                                                         6,102                -
     Changes in assets and liabilities:
       Deferred rent                                                                       (1,656)               -
       Other assets                                                                           331             (874)
       Interest payable                                                                       284                -
       Interest payable (related parties)                                                     591                -
       Security deposits                                                                      (29)               -
       Prepaid rental income                                                                1,930                -
       Accounts payable and accrued expenses                                                 (704)            (327)
                                                                                      --------------- -----------------
     Net cash provided by (used in) operating activities                                   25,006           (1,627)
                                                                                      --------------- -----------------

Cash flows from investing activities:
   Improvements to real estate assets                                                        (241)               -
                                                                                      --------------- -----------------
     Net cash (used in) investing activities                                                 (241)               -
                                                                                      --------------- -----------------

Cash flows from financing activities:
   Net proceeds on line of credit                                                          14,670
   Principal payments on mortgage notes payable                                            (1,074)               -
   Principal payments on mortgage notes payable (related parties)                         (35,455)               -
   Payments on receivable from private placements                                             372              293
   Proceeds from stock options exercised                                                      699                -
   Repurchase of common stock                                                                  (8)             (11)
   Minority interest distributions                                                           (341)
   Dividends paid                                                                            (988)               -
                                                                                      --------------- -----------------
     Net cash (used in) provided by financing activities                                  (22,125)             282
                                                                                      --------------- -----------------

     Net increase (decrease) in cash and cash equivalents                                   2,640           (1,345)
Cash and cash equivalents, beginning                                                          246            5,569
                                                                                      --------------- -----------------
Cash and cash equivalents, ending                                                       $   2,886        $   4,224
                                                                                      =============== =================

Supplemental information:
   Cash paid for interest                                                               $   6,806                -
                                                                                      =============== =================
   Cash paid for income taxes                                                                   -        $     115
                                                                                      =============== =================
Supplemental schedule of non-cash investing and financing activities:
  Note receivable in connection with issuance of common stock                                   -        $     900
                                                                                      =============== =================
  Cancellation of note receivable in connection with repurchase of common stock         $     528                -
                                                                                      =============== =================
  Conversion of distributions payable to mortgage notes payable (related parties)       $   6,859                -
                                                                                      =============== =================
  Assumption of debt in connection with property acquisitions                           $  28,525                -
                                                                                      =============== =================
  Assumption of other liabilities in connection with property acquisitions              $  32,145                -
                                                                                      =============== =================
  Issuance of limited partnership units in connection with property acquisitions        $ 103,995                -
                                                                                      =============== =================

        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Amounts in thousands, except share, square footage and limited partnership unit amounts)
                                   (unaudited)
                                      -----


1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including the operating partnerships. All significant intercompany balances have been eliminated in consolidation.

         Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for 89.97%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of June 30, 1999. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

         The financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

         The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 1999. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 1999.


2.       REAL ESTATE

         PENDING PROJECTS ACQUISITION AGREEMENT
         The Company has entered into a Pending Projects Acquisition Agreement under which the Company will acquire through the operating partnerships approximately one million rentable square feet of R&D properties upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group and other sellers. The agreement fixes the acquisition value to be received by the sellers based upon the capitalized rental value of the property when fully leased. During the first six months of 1999, the Company completed two additional acquisitions under the Pending Projects Acquisition Agreement representing 570,696 rentable square feet (see Property Acquisitions below). In July 1999, the Company acquired two additional properties consisting of approximately 139,423 rentable square feet. - See Note 6 Subsequent Events. At June 30, 1999, excluding the two acquisitions completed in July, there were three remaining projects comprising approximately 255,724 rentable square feet which the Company expects to acquire under the Pending Projects Acquisition Agreement.

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

         BERG LAND HOLDINGS OPTION AGREEMENT
         Through the operating partnerships, the Company also has the option to acquire any future R&D property developments on approximately 145 acres of Silicon Valley Land owned by certain members of the Berg Group under the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of June 30, 1999, the Company had completed one acquisition under the Berg Land Holdings Option Agreement representing approximately 110,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (ranging from $8.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and
         e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were distributed by the developer to the close of escrow; less (f) any debt encumbering the property.

         No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Agreement, nor the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing two properties with a total of 388,000 rentable square feet that the Company has the right to acquire under this agreement. As of June 30, 1999, the estimated acquisition value to the operating partnerships for these two projects is $32,226. The final acquisition price of these two properties could differ significantly from this estimate.

         PROPERTY ACQUISITIONS
         Effective March 1, 1999, the Company acquired a newly constructed R&D property located on Santa Teresa Boulevard in San Jose, California ("Santa Teresa"). This acquisition added approximately 54,996 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $8,558. In connection with this acquisition, the Company assumed $3,525 of debt due Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg, as well as other liabilities of $88, and issued 694,030 O.P. Units to various members of the Berg Group.

         Effective April 1, 1999, the Company acquired an approximately 515,700 square foot five-building R&D complex located on L'Avenida Avenue in Mountain View, California (the "Microsoft project"), which has been fully leased to Microsoft Corporation under the terms of the Company's Pending Projects Acquisition Agreement with the Berg Group members and other owners of projects subject to the agreement. The total acquisition price for this property was $156,107, which was funded by
         a) assumption by the Company of $25,000 of mortgage debt due Berg & Berg, Enterprises, Inc.; b) assumption of the sellers' obligation to reimburse Microsoft for shell and tenant improvements of $32,057 and;
         c) the issuance of 13,206,629 O.P. Units, including 12,467,058 O.P. Units issued to various members of the Berg Group.

         In accordance with the terms of the lease, on April 1, 1999, Microsoft began paying monthly base rent of approximately $1,226 for the first four buildings, which consist of approximately 415,700 rentable square feet. In June 1999, Microsoft began paying monthly rent of approximately $295 for the fifth building, which consists of approximately 100,000 rentable square feet. Microsoft controls the construction of this facility, which is currently scheduled to be completed and ready for occupancy during the second half of 1999.
         Microsoft has signed a seven-year lease that provides for a first year's rent of $2.95 per square foot per month with approximately 4% annual rent increases.

3.       STOCK TRANSACTIONS

         Michael Anderson, Chief Operating Officer and a director of the Company, resigned from the Company effective April 30, 1999. The Company had previously issued 200,000 shares of its common stock to Mr. Anderson in exchange for a note receivable payable to the Company for $900. Upon Mr. Anderson's resignation, the Company, in accordance with the terms of its agreements with Mr. Anderson, repurchased and subsequently cancelled 117,361 of the 200,000 shares of common stock, representing $528 of the original $900 note receivable. The remaining portion of the note receivable in the amount of $372 was paid in full.

         In June 1999, Mr. Anderson purchased 140,278 shares pursuant to an option at $4.50 per share. Total proceeds to the Company were $631.

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

         The computation for weighted average shares is detailed below:


                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                           --------------------------------    --------------------------------
                                                                1999              1998              1999              1998
                                                           --------------    --------------    --------------    --------------

         Weighted average shares outstanding (basic)          8,166,977         1,698,536        8,196,952         1,601,770
         Incremental shares from assumed option exercise        138,626                -           117,805                -
                                                           --------------    --------------    --------------    --------------
         Weighted average shares outstanding (diluted)        8,305,603         1,698,536        8,314,757         1,601,770
                                                           ==============    ==============    ==============    ==============

         The outstanding O.P. Units, which become exchangeable at the unit holder's option for shares of common stock on a one-for-one basis beginning on December 29, 1999, have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. O.P. Units outstanding at June 30, 1999 were 74,052,356.


5.       RELATED PARTY TRANSACTIONS

         As of June 30, 1999, the Berg Group owned 69,625,711 O.P. Units, of the total 74,052,356 O.P. Units issued and outstanding. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of June 30, 1999, represented approximately 84.6% of the equity interests of the Company, assuming conversion of the 74,052,356 O.P. Units into the common stock of the Company.

         As of June 30, 1999, debt in the amount of $20,681 was due Berg & Berg Enterprises, Inc. During the first six months of 1999, the Company assumed $28,525 of debt due Berg & Berg Enterprises, Inc. in connection with the acquisition of the Santa Teresa and the Microsoft project properties. In addition, a distribution payable to members of the Berg Group of $6,859 relating to the first quarter of 1999 was converted to related party debt on April 30, 1999. Interest expense incurred in connection with debt due Berg & Berg Enterprises, Inc. was $573 and $989 for the three and six months ended June 30, 1999, respectively.

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

         The Company currently leases space owned by Berg & Berg Enterprises, Inc. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 and $40 for the three and six months ended June 30, 1999, respectively.


6.       SUBSEQUENT EVENTS

         In July 1999, the Company completed a public offering of 8,680,000 shares of its common stock at $8.25 per share. The net proceeds of approximately $67,000 after deducting underwriting discounts and other offering costs, were used to reduce the outstanding balance on the Wells Fargo line of credit by approximately $41,000, and to reimburse Microsoft approximately $25,000 for shell and tenant improvements on the Microsoft project. The remaining net proceeds of approximately $1,000 are intended for general corporate purposes.

         Also in July 1999, the Company acquired two newly constructed R&D properties located in San Jose, California. The acquisitions added 139,423 square feet of rentable space acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for these two properties was $21,719. The acquisition price was funded by the assumption of $4,558 of debt due Berg & Berg Enterprises, Inc. and the issuance of 2,004,215 O.P. Units to various members of the Berg Group.

         On June 14, 1999, the Company declared a $0.14 per share dividend on its common stock. The dividend was paid on July 2, 1999 to all common stockholders of record as of June 21, 1999. At the same time, the operating partnerships paid a distribution of $0.14 per O.P. Unit on July 2, 1999, as well. The amount of this distribution payable to members of the Berg Group, $9,784, was retained by the operating partnerships and converted to related party debt as of July 2, 1999.


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1998. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

In May 1998, Mission West Properties, Inc. (the "Company"), the members of the Berg Group, John Kontrabecki and certain other persons entered into an acquisition agreement providing, among other things, for the Company's acquisition of interests as the sole general partner of four separate partnerships (the "operating partnerships"). At the time, the operating partnerships held approximately 4.3 million rentable square feet of R&D property located in the Silicon Valley. The agreement also provided for the parties to enter into the pending projects acquisition agreement and the Berg land holdings option agreement with the Berg Group and the exchange rights agreement with all limited partners in the operating partnerships, following stockholder approval. Effective July 1, 1998, the Company consummated its acquisition of the general partnership interests in the operating partnerships. The Company effected its purchase of the general partnership interests by issuing to each of the operating partnerships a demand note bearing interest at 7.25% per annum, aggregating approximately $35.2 million of principal payable no later than July 1, 2000. Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition. Under the terms of the exchange rights agreement, each O.P. Unit may be exchanged for one share of common stock. Each O.P. Unit is treated as a share of common stock on a fully diluted basis and also represents the minority ownership interests. At June 30, 1999, the Company owned a 10% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis. As a result of the public offering of 8,680,000 shares of the Company's common stock in July 1999, the Company currently owns an 18.2% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

On December 29, 1998, the Company sold 6,495,058 shares of common stock at a price of $4.50 per share to a number of accredited investors to complete its May 1998 private placements. The aggregate proceeds, net of fees and offering costs, of approximately $27.8 million were used to pay down amounts outstanding under the demand notes due to the operating partnerships. Also, as of December 29, 1998, the Company and the limited partners in the operating partnerships entered into the exchange rights agreement, and the Company entered into the pending projects acquisition agreement and the Berg land holdings option agreement with the Berg Group and other sellers.

At June 30, 1999, the outstanding balance under the demand notes that the Company owes to the operating partnerships was approximately $1.1 million. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned on this debt by the operating partnerships, which is interest expense to the Company, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount. At present, the Company's only means for repayment of this debt, be it in this form or refinanced with another lender, is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

In April 1999, the Company acquired an approximately 515,700 square foot five-building R&D complex located on L'Avenida Avenue in Mountain View, California (the "Microsoft project") by purchasing all of the interests of Baccarat Shoreline LLC, which the Company has renamed Mission West Shoreline LLC, a wholly owned limited liability company. In the transaction, the Company assumed debt totaling approximately $57.1 million on a consolidated basis, and the former members of Baccarat Shoreline LLC received 13,206,629 O.P. Units, of which various members of the Berg Group received 12,467,058 O.P. Units.

The Company intends to elect and qualify to be taxed as a REIT commencing with the taxable year ending December 31, 1999.

As of June 30, 1999, the Company  managed 77 properties  totaling  approximately
5.1 million square feet through its controlling interests in the operating partnerships.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 1999 to the three and six months ended June 30, 1998.

The Company's acquisition of the general partnership interests in the operating partnerships during the third quarter of 1998 substantially altered the Company's operations. As a consequence, operating results for the three and six months ended June 30, 1999 are not meaningfully comparable to operating results for the same periods of 1998.

For the three months ended June 30, 1999, rental revenues from real estate were $18.4 million which included an increase of approximately $903,000 to reflect rents on a straight-line basis. Tenant reimbursements were $2.2 million, and other income, including interest, was $293,000. Total expenses for the three months ended June 30, 1999, were $10.3 million, of which $9.9 million related directly to real estate operations. General and administrative expenses accounted for the remainder of the expenses.

For the six months ended June 30, 1999, rental revenues from real estate were $32.4 million, which included an increase of $1.7 million to reflect rent on a straight-line basis. Tenant reimbursements were $4.4 million, and other income, including interest, was $442,000. Total expenses for the six months ended June 30, 1999, were $19.1 million, of which $18.3 million related directly to real estate operations. General and administrative expenses accounted for the remainder of the expenses.

The minority interest portion of income was $9.5 million and $16.2 million, resulting in net income of $1.1 million and $1.9 million for the three and six months ended June 30, 1999, respectively. Minority interest represents the limited partners' ownership interest of 89.97%, on a weighted average basis (as of June 30, 1999), in the operating partnerships.

During the three and six months ended June 30, 1998, the Company's only assets were cash and receivables, and therefore, the Company had insignificant revenue-generating and cash-generating capabilities and minimal operations, aside from interest income and general and administrative expenses.


CHANGES IN FINANCIAL CONDITION

During the first six months of 1999, the Company acquired 570,696 rentable square feet of newly constructed R&D properties located in the Silicon Valley. These acquisitions were acquired from the Berg Group under the pending projects acquisition agreement. The aggregate acquisition price for these properties was $164.7 million. The Company financed these acquisitions by a) assumption by the Company of $28.5 million of debt due Berg & Berg Enterprises, Inc.; b) assumption by the Company of other liabilities of $32.2 million (which includes the assumption of the sellers' obligation to reimburse Microsoft for shell and tenant improvements of $32.1 million) and; c) the issuance of 13,900,659 O.P. Units, of which 13,161,088 O.P. Units were issued to various members of the Berg Group.

Michael Anderson, Chief Operating Officer and a director of the Company, resigned from the Company effective April 30, 1999. The Company had previously issued 200,000 shares of its common stock to Mr. Anderson in exchange for a note receivable payable to the Company for $900,000. Upon Mr. Anderson's resignation, the Company, in accordance with the terms of its agreements with Mr. Anderson, repurchased and subsequently cancelled 117,361 of the 200,000 shares of common stock, representing approximately $528,000 of the original $900 note receivable. The remaining portion of the note receivable in the amount of approximately $372,000 was paid in full.

During the six months ended June 30, 1999, a total of 155,278 employee stock options were exercised at an option price of $4.50 per share, for total proceeds to the Company of approximately $699,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders, debt service, leasing commissions and recurring capital expenditures to be Funds from Operations ("FFO"), the borrowings under its credit facility debt with

Wells Fargo Bank, N.A., (the "Wells Fargo line") or replacement line of credit. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 1999, assuming the renewal or replacement of the Wells Fargo line of credit. The Company believes it will be able to renew or replace this line of credit on acceptable terms, although the Company can give no assurance that it will succeed doing so.

The Wells Fargo line is currently collateralized by 14 properties and is guaranteed by Mr. Berg and certain other members of the Berg Group. The Wells Fargo Line expires in October 1, 1999 and will need to be replaced. The Company is currently evaluating alternative sources of credit. There can be no assurance that the Company will be able to obtain a line of credit with terms similar to the Wells Fargo line, and its cost of borrowing could increase substantially.

At June 30, 1999, the Company had total indebtedness of $218.7 million including $153.0 million of fixed rate mortgage debt, $23.8 million of variable rate mortgage debt (including $20.7 million of related party debt), and $41.9 million outstanding under its Wells Fargo line. Additionally, as of June 30, 1999, the Company had available borrowing capacity under the credit facility of $58.1 million.

As of June 30, 1999, Debt to Total Market Capitalization ratio, which is computed as the Company's total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the $8.25 per share closing price on June 30, 1999) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 24.5% based upon an estimated Total Market Capitalization of approximately $898.0 million.

In July 1999, the Company completed a public offering of 8,680,000 shares of its common stock at $8.25 per share. The net proceeds of approximately $67.0 million after deducting underwriting discounts and other offering costs were used to reduce the outstanding balance on the Wells Fargo line of credit by approximately $41.0 million, reimburse Microsoft approximately $25.0 million for shell and tenant improvements on the Microsoft Project property, with the remaining amount of approximately $1.0 million maintained for general corporate purposes.

MORTGAGE DEBT

The debt owed to the Berg Group carries a variable interest rate equal to the rate applicable to the Wells Fargo line, which was 6.49% annually at June 30, 1999 and is payable in full upon demand.

The following table sets forth certain information regarding debt outstanding as of June 30, 1999:


                                                                                                                Maturity   Interest
    Debt Description                                     Collateral Properties                    Balance         Date       Rate
-----------------------------------------------  ------------------------------------------  ----------------  ---------- ----------
                                                                                             ($ in thousands)

LINE OF CREDIT:
Wells Fargo Bank, N.A.                           1810 McCandless Drive, Milpitas, CA            $ 41,871          10/99      (1)
                                                 1740 McCandless Drive, Milpitas, CA
                                                 1680 McCandless Drive, Milpitas, CA
                                                 1600 McCandless Drive, Milpitas, CA
                                                 1500 McCandless Drive, Milpitas, CA
                                                 1450 McCandless Drive, Milpitas, CA
                                                 1350 McCandless Drive, Milpitas, CA
                                                 1325 McCandless Drive, Milpitas, CA
                                                 1425 McCandless Drive, Milpitas, CA
                                                 1526 McCandless Drive, Milpitas, CA
                                                 1575 McCandless Drive, Milpitas, CA
                                                 1625 McCandless Drive, Milpitas  CA
                                                 1745 McCandless Drive, Milpitas, CA
                                                 1765 McCandless Drive, Milpitas, CA

Mortgage Notes Payable (related parties):
                                                 2033-2043 Samaritan Drive, San Jose, CA          20,681          12/99      (1)
                                                 2133 Samaritan Drive, San Jose, CA
                                                 2233-2243 Samaritan Drive, San Jose, CA
Mortgage Notes Payable:
Great West Life & Annuity Insurance Company      6320 San Ignacio Ave, San Jose, CA                7,660          2/04       7.0%
Great West Life & Annuity Insurance Company      6540 Via del Oro, San Jose, CA                    3,654          5/04       7.0%
                                                 6385 San Ignacio Ave., San Jose, CA
Prudential Capital Group                         20400 Mariani, Cupertino, CA                      1,970          4/09       8.75%
New York Life Insurance Company                  10440 Bubb Road, Cupertino, CA                      418          1/09       9.625%
Home Savings & Loan Association                  10460 Bubb Road, Cupertino, CA                      501          12/06      9.5%
Amdahl Corporation                               3120 Scott, Santa Clara, CA                       6,845          5/14       9.42%
Citicorp U.S.A. Inc.                             2800 Bayview Drive, Fremont, CA                   3,105          4/00       (2)
Mellon Mortgage Company                          3530 Bassett, Santa Clara, CA                     2,908          6/01       8.125%
Prudential Insurance Company of America          10300 Bubb, Cupertino, CA                       129,053          10/08      6.56%
                                                 10500 N. DeAnza, Cupertino, CA
                                                 4050  Starboard, Fremont, CA
                                                 45700 Northpoint Loop, Fremont, CA
                                                 45738 Northpoint Loop, Fremont, CA
                                                 450-460 National, Mountain View, CA
                                                 4949 Hellyer, San Jose, CA
                                                 6311 San Ignacio, San Jose, CA
                                                 6321 San Ignacio, San Jose, CA
                                                 6325 San Ignacio, San Jose, CA
                                                 6331 San Ignacio, San Jose, CA
                                                 6341 San Ignacio, San Jose, CA
                                                 6351 San Ignacio, San Jose, CA
                                                 3236 Scott, Santa Clara, CA
                                                 3560 Bassett, Santa Clara, CA
                                                 3570 Bassett, Santa Clara, CA
                                                 3580 Bassett, Santa Clara, CA
                                                 1135 Kern, Sunnyvale, CA
                                                 1212 Bordeaux, Sunnyvale, CA
                                                 1230 E. Arques, Sunnyvale, CA
                                                 1250 E. Arques, Sunnyvale, CA
                                                 1170 Morse, Sunnyvale, CA
                                                 3540 Bassett, Santa Clara, CA
                                                 3542 Bassett, Santa Clara, CA
                                                 3544 Bassett, Santa Clara, CA
                                                 3550 Bassett, Santa Clara, CA
                                                                                             ---------------
Mortgage Notes Payable Subtotal                                                                  156,114
                                                                                             ===============
                    Total                                                                       $218,666
                                                                                             ===============


(1) The lesser of (a) Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. Rate in effect as of June 30, 1999 was 6.49%.
(2) One month LIBOR plus 1.625% adjusted monthly. Rate in effect at June 30, 1999 was 6.575%.

In April 1999, the Company acquired the Microsoft project. Microsoft has signed a seven-year lease that provides for a first year's rent of $2.95 per square foot per month with annual rent increases of approximately 4%. The lease is triple net, and the Company receives a management fee equal to 1% of the annual base rent. In accordance with the lease terms, in April 1999, Microsoft began paying monthly base rent of approximately $1.2 million for the first four buildings, consisting of approximately 415,700 rentable square feet. In June 1999, Microsoft began paying monthly rent of approximately $295,000 for the fifth building, consisting of approximately 100,000 rentable square feet.

Under the terms of the pending projects acquisition agreement, the acquisition price of the Microsoft project was approximately $116.5 million, determined as follows:

     - assumption of $25.0 million of mortgage debt due the Berg Group

     - assumption of the sellers' obligation to reimburse Microsoft for shell and tenant improvements of approximately $32.1 million and;

     - issuance of 13,206,629 O.P. Units, at the agreed value of $4.50 per unit for a total of $59.4 million.

Under generally accepted accounting principles, the value of the O.P. Units was equal to the closing price of the Company's common stock on April 30, 1999, the date the acquisition closed, or $7.50 per share as reported on the AMEX, resulting in a recorded purchase price of $156.1 million for the Microsoft project.

Additionally in July 1999, the Company acquired two newly constructed R&D properties located in San Jose, California. These acquisitions added 139,423 square feet of rentable space and were acquired from the Berg Group under the pending projects acquisition agreement. The aggregate acquisition price for these two properties was $21.7 million. The acquisition price was funded by the assumption of $4.6 million of debt due Berg & Berg Enterprises, Inc. and the issuance of 2,004,215 O.P. Units to various members of the Berg Group.

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



                                   Approximate
                                  Rentable Area                                  Total Estimated
Property                          (Square Feet)      Anticipated Acquisition    Acquisition Value
                                                              Date                     (1)
------------------------------ -------------------- -------------------------- ----------------------
                                                                               (dollars in thousands)
PENDING PROJECTS
Automation (2 buildings)            141,696               4th Quarter 1999             15,789
Automation (1 building)             114,028               2nd Quarter 2000             12,706
                                    -------                                       -----------
               Subtotal             255,724                                         $  28,495

BERG LAND HOLDINGS
Fontanosa                            77,000               4th Quarter 1999          $   7,226
Hellyer/Branham                     311,000               1st Quarter 2000             25,000
                                    -------                                            ------
               Subtotal             388,000                                         $  32,226

TOTAL                               643,724                                         $  60,721
                                    =======                                         =========

(1) The Estimated Acquisition Value which represents the economics for acquiring the pending projects under the terms of the pending projects acquisition agreement, will differ from the actual acquisition cost as determined under GAAP.

The time required to complete the leasing of developments varies from project to project. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above will be realized

Although the Company expects to acquire the new properties available to it under the terms of the pending projects acquisition agreement and the Berg land holdings option agreement, there can be no assurance that the Company actually will consummate any of the intended transactions, including all of those discussed above. Furthermore, the Company has not yet determined the means by which it would acquire and pay for any such properties or the impact of any of the acquisitions on its business, results of operations, financial condition, FFO or available cash for distribution.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the six months ended June 30, 1999 was $25.0 million compared to net cash used in operating activities of $1.6 million for the same period in 1998. The change was a direct result of the Company's acquisition of the general partnership interests in the operating partnerships during the third quarter of 1998.

Net cash used in investing activities was approximately $241,000 and zero for the six months ended June 30, 1999 and 1998, respectively. Cash used in investing activities during the six months ended June 30, 1999 related solely to improvements made to existing real estate assets acquired as part of the Company's investment in the operating partnerships.

Net cash used in financing activities was $22.1 million for the six months ended June 30, 1999 compared to cash provided by financing activities of approximately $282,000 for the same period in 1998. During the six months ended June 30, 1999, the Company reduced debt outstanding and made distributions to holders of its common stock and the O.P. Units by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1994 through December 31, 1998, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.5 million annually. The Company will have approximately 865,000 rentable square feet under expiring leases from January 1, 1999 through December 31, 2000. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $1.5 million. The Company believes that it will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

FUNDS FROM OPERATIONS

As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), excluding gains(or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt, and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet the Company's cash needs, including its need to make cash distributions to satisfy REIT requirements.

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three and six months ended June 30, 1999 are summarized in the table below:


                                                Three Months Ended          Six Months Ended
                                                  June 30, 1999               June 30, 1999
                                             -----------------------    -----------------------
                                                           (dollars in thousands)

          Net income                                         $1,065                    $ 1,946
          Add:
              Minority interest                               9,487                     16,211
              Depreciation                                    3,399                      6,102
                                             -----------------------    -----------------------
          FFO                                               $13,951                    $24,259
                                             =======================    =======================


The Company intends to pay distributions to stockholders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three and six months ended June 30, 1999 are as follows:

                                               Three Months Ended           Six Months Ended
                                                  June 30, 1999               June 30, 1999
                                             -----------------------    -----------------------
                                                            (dollars in thousands)

          FFO                                               $13,951                    $24,259
          Less:
              Straight-line rents                               903                      1,656
              Leasing commissions                                 -                         78
              Capital expenditures                              133                        241
                                             =======================    =======================
          FAD                                               $12,915                    $22,284
                                             =======================    =======================



The Company intends to make regular quarterly distributions to holders of common stock based on its FAD. The Company's ability to make such distributions will be affected by numerous factors, including, most importantly, the receipt of distributions from the operating partnerships.

FAD does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. The actual return that the Company will realize and the amount available for distributions to its stockholders will be affected by a number of factors, including the revenues received from its properties, its operating expenses, the interest expense incurred on borrowings and planned and unanticipated capital expenditures.

The Company anticipates that cash available for distribution will exceed earnings and profits for federal income tax purposes, as the latter figure is reduced by non-cash expenses, such as depreciation and amortization, that the Company will incur. Distributions, other than capital gain distributions, by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as a taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period. The Company anticipates that a substantial percentage of the distributions to stockholders for the year ending December 31, 1999 will constitute taxable income.

Distributions will be determined by the Company's board of directors and will depend on actual FAD, the Company's financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. The Company expects to pay aggregate distributions totaling $0.55 per share of common stock for the fiscal year 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The  Company  does  not  believe  recently  issued  accounting   standards  will
materially impact the Company's financial statements.


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

  The Company's efforts to address its Year 2000 issues consist of reviewing the Company's computer information systems, evaluating other computer systems that do not relate to the Company's internal information systems, but include embedded technology at its properties, such as security, heating, ventilation and air conditioning, elevator, fire and safety systems, and communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company.

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

EMBEDDED SYSTEMS. The Company believes that in most cases under the lease terms it is the tenants sole responsibility to ensure that the embedded systems (e.g., security, heating, ventilation and air conditioning, fire and elevator systems) are Year 2000 compliant. The Company has made limited inquiries to various vendors concerning embedded systems used on some of its properties. Based upon responses to its inquiries, the Company is not aware of any systems that are not Year 2000 compliant.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual cost, progress and expenses, with respect to its plan to address Year 2000 issues could differ materially as those set forth in the forward-looking statements. Factors which could have a material adverse effect on the Company's results and progress include, but are not limited to, changes in the expenses or delays in: the identification and upgrade or replacement by the Company of computer systems that do not relate to information technology, but include embedded technology; and the Year 2000 compliance of vendors (including vendors of the Company's computer information systems) or third party-service providers (including the Company's primary bank). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in the Company's current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. In addition, the acquisition costs of projects acquired from the Berg Group under the pending projects acquisition agreement will vary based upon the number of O.P. Units issued in exchange for the property and the price of common stock, which is issuable upon conversion of O.P. Units under certain circumstances, at the time of the acquisition. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1998.

================================================================================
Part II - Other Information

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

The information provided in Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" is incorporated by reference in response to this item.

ITEM 5
OTHER INFORMATION

None

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  27.1 Financial Data Schedule

         b.       Reports on Form 8-K

                  During the quarter ended June 30, 1999, the Company filed a report of Form 8-K on May 14, 1999 to report the acquisition by the Company of the approximately 515,700 square foot five-building R&D complex located on L'Avenida in Mountain View, California. The pro forma financial statements for this acquisition were subsequently filed on Form 8-KA on June 23, 1999.

================================================================================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           Mission West Properties
                                           (Registrant)


Date:   August 5, 1999                     By:    /s/ Marianne K. Aguiar
                                           -------------------------------------
                                                  Marianne K. Aguiar
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)