Form 10-Q
period 1999-09-30
MISSION WEST PROPERTIES INC
filed 1999-11-10
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                          COMMISSION FILE NUMBER 1-8383


                          Mission West Properties, Inc.
             (Exact name of registrant as specified in its charter)

                Maryland                                   95-2635431
                --------                                   ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or orginization)                                Number)

                               10050 Bandley Drive
                        Cupertino, California 95014-2188
                    (Address of principal executive offices)

      Registrant's telephone number, including area code is (408) 725-0700
                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
                 Common stock as of the latest practicable date:

              16,959,874 shares outstanding as of November 8, 1999

                          Mission West Properties, Inc.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1999



                                      INDEX

                                                                            Page
PART I        Financial Information

   Item 1     Financial Statements:

              Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998...........................................3

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 1999 and 1998...............4

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1999 and 1998...................5

              Notes to Consolidated Financial Statements......................6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................10

   Item 3     Quanitative and Qualitative Disclosures About Market Risk......19


PART II       Other Information

   Item 5     Other Information..............................................21

   Item 6     Exhibits and Reports on Form 8-K...............................21


SIGNATURES...................................................................22


PART I - Financial Information
Item 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                      -----

                                                                    September 30, 1999      December 31, 1998
                                                                    ------------------      -----------------
                                                                        (Unaudited)
                                    ASSETS

Real estate assets, at cost
   Land                                                                $146,844                $ 90,929
   Buildings and improvements                                           561,333                 430,510
                                                                        -------                 -------
                                                                        708,177                 521,439
   Less accumulated depreciation                                        (15,022)                 (5,410)
                                                                        -------                 -------
     Net real estate assets                                             693,155                 516,029
Cash and cash equivalents                                                 8,270                     246
Short-term investments                                                    5,000                       -
Deferred rent                                                             4,707                   1,624
Other assets                                                              3,125                   1,967
                                                                        -------                 -------
   Total assets                                                        $714,257                $519,866
                                                                        =======                 =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Line of credit                                                      $  4,295                $ 27,201
   Mortgage notes payable                                               134,405                 157,188
   Mortgage notes payable (related parties)                              30,803                  20,752
   Interest payable                                                       1,005                     632
   Security deposits                                                      2,097                   2,061
   Prepaid rental income                                                  6,963                   3,246
   Dividends/distributions payable                                       13,958                       -
   Refundable option payment                                             21,564                       -
   Accounts payable and accrued expenses                                  5,378                   2,154
                                                                        -------                 -------
     Total liabilities                                                  220,468                 213,234

Commitments and contingencies (Note 8)

Minority interest                                                       393,027                 273,379

Stockholders' equity:
   Preferred stock, $.001 par value, 20,000,000 shares
     authorized, none issued and outstanding                                  -                       -
   Common stock, $.001 par value, 200,000,000 shares
     authorized, 16,959,874 and 8,218,594 shares issued and
     outstanding at September 30, 1999 and December 31, 1998,
     respectively                                                            17                       8
   Paid-in-capital                                                      122,690                  55,528
   Less, amounts receivable on private placement                              -                    (900)
   Accumulated (deficit)                                                (21,945)                (21,383)
                                                                        -------                 -------
     Total stockholders' equity                                         100,762                  33,253
                                                                        -------                 -------
     Total liabilities and stockholders' equity                        $714,257                $519,866
                                                                        =======                 =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)
                                    ---------

                                               Three months ended September 30,          Nine months ended September 30,
                                               --------------------------------          -------------------------------
                                                   1999                1998                  1999                1998
                                                ----------          ----------            ----------          ----------
Revenues:
   Rental revenues from real estate               $20,517             $13,317               $52,920             $13,317
   Tenant reimbursements                            3,957               2,101                 8,352               2,101
   Other income, including interest                   136                  37                   578                 178
                                                   ------              ------                ------              ------
                                                   24,610              15,455                61,850              15,596
                                                   ------              ------                ------              ------
Expenses:
   Operating expenses                               1,392               1,296                 3,111               1,296
   Real estate taxes                                2,704               1,373                 5,533               1,373
   Depreciation of real estate                      3,510               2,638                 9,612               2,638
   General and administrative                         276                 279                 1,028                 846
   Interest                                         2,594               1,167                 9,286               1,167
   Interest (related parties)                         646               3,183                 1,635               3,183
                                                   ------              ------                ------              ------
     Total expenses                                11,122               9,936                30,205              10,503
                                                   ------              ------                ------              ------

Income before minority interest                    13,488               5,519                31,645               5,093
Minority interest                                  11,310               5,389                27,521               5,389
                                                   ------               -----                ------              ------
   Net income (loss)                              $ 2,178             $   130               $ 4,124             $  (296)
                                                   ======              ======                ======              ======
Basic net income  (loss) per share                $  0.13             $  0.08               $  0.37             $ (0.18)
                                                   ======              ======                ======              ======
Diluted net income (loss) per share               $  0.13             $  0.08               $  0.37             $ (0.18)
                                                   ======              ======                ======              ======
Weighted average number of
   common shares outstanding (basic)           16,715,354           1,698,536            11,067,622           1,634,220
                                               ==========           =========            ==========           =========
Weighted average number of
   common shares outstanidng (diluted)         16,808,181           1,698,536            11,178,229           1,634,220
                                               ==========           =========            ==========           =========





  The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                         Nine months ended September 30,
                                                                                         -------------------------------
                                                                                            1999                 1998
                                                                                         ----------           ----------

Cash flows from operating activities:
   Net income (loss)                                                                     $   4,124            $    (296)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Minority interest                                                                    27,521                5,389
       Depreciation                                                                          9,612                2,638
     Changes in assets and liabilities:
       Deferred rent                                                                        (3,083)                (752)
       Other assets                                                                         (1,158)              (2,001)
       Interest payable                                                                        373                    -
       Interest payable (related parties)                                                        -                3,183
       Security deposits                                                                       (52)                  52
       Prepaid rental income                                                                 3,717                  449
       Accounts payable and accrued expenses                                                 2,027                1,974
                                                                                          --------             --------
     Net cash provided by operating activities                                              43,081               10,636
                                                                                          --------             --------
Cash flows from investing activities:
   Improvements to real estate assets                                                      (31,376)                (118)
   Purchase of short-term investments                                                       (5,000)                   -
   Deposit on sale of real estate                                                           21,564                    -
                                                                                          --------             --------
     Net cash (used in) investing activities                                               (14,812)                (118)
                                                                                          --------             --------
Cash flows from financing activities:
   Net repayments on line of credit                                                        (22,906)                   -
   Proceeds from mortgage notes payable                                                          -              130,000
   Principal payments on mortgage notes payable                                            (22,783)             (14,553)
   Principal payments on mortgage notes payable (related parties)                          (39,639)            (129,039)
   Payments on receivable from private placements                                              372                    -
   Net proceeds from public offering of stock                                               66,900                    -
   Proceeds from stock options exercised                                                       807                  293
   Repurchase of common stock                                                                   (8)                 (11)
   Minority interest distributions                                                            (846)                   -
   Dividends paid                                                                           (2,142)                   -
                                                                                          --------             --------
     Net cash (used in) financing activities                                               (20,245)             (13,310)
                                                                                          --------             --------
     Net increase (decrease) in cash and cash equivalents                                    8,024               (2,792)
Cash and cash equivalents, beginning                                                           246                5,569
                                                                                          --------             --------
Cash and cash equivalents, ending                                                        $   8,270            $   2,777
                                                                                          ========             ========
Supplemental information:
   Cash paid for interest                                                                $  10,548            $   1,073
                                                                                          ========             ========
   Cash paid for income taxes                                                            $       -            $     115
                                                                                          ========             ========
Supplemental schedule of non-cash investing and financing activities:
  Note receivable in connection with issuance of common stock                            $       -            $     900
                                                                                          ========             ========
  Cancellation of note receivable in connection with repurchase of common stock          $     528                    -
                                                                                          ========             ========
  Conversion of minority interest distributions payable to mortgage notes payable
    (related parties)                                                                    $  16,607                    -
                                                                                          ========             ========
  Assumption of lines of credit                                                                  -            $  39,044
                                                                                          ========             ========
  Assumption of debt in connection with property acquisitions                            $  33,083                    -
                                                                                          ========             ========
  Assumption of other liabilities in connection with property acquisitions               $   1,284                    -
                                                                                          ========             ========
  Issuance of limited partnership units in connection with property acquisitions         $ 120,995                    -
                                                                                          ========             ========

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

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Amounts in thousands, except share, square footage and limited partnership unit amounts)
                                   (unaudited)
                                      -----


1.       Principles of Consolidation and Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including the operating partnerships (the "Company"). All significant intercompany balances have been eliminated in consolidation.

         Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 77%, taken as a whole, of the ownership interests in the real estate operations of the Company as of September 30, 1999. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

         The financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

         The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 1999. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 1999.

2.       Short-term Investments

         During the third quarter of 1999, the Company invested a portion of the cash received for the refundable option payment in short-term securities (Note 3 Refundable Option Payment). Short- term securities are highly liquid investments with original maturities in excess of 90 days. Short-term securities are stated at cost, which approximates market value. Subsequent to September 30, 1999, such amounts were utilized to reduce the Company's debt.

3.       Real Estate

         PENDING PROJECTS ACQUISITIONS AGREEMENT
         The Company has entered into a Pending Projects Acquisition Agreement under which the Company will acquire approximately one million rentable square feet of R&D properties upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group and other sellers. The agreement fixes the acquisition value to be received by the sellers based upon the capitalized rental value of the property when fully leased. During the first nine months of 1999, the Company acquired eight additional properties under the Pending Projects Acquisition Agreement representing 710,119 rentable square feet (see Property Acquisitions below). At September 30, 1999, there were three remaining projects comprising 255,724 rentable square feet which the Company expects to acquire under the Pending Projects Acquisition Agreement.

         The sellers of the pending development projects may elect to receive cash or limited partnership units ("O.P. Units") at a value of $4.50 per unit, which was set in May 1998 based on the $4.50 per share price of the Company's common stock paid in private placement transactions at that time. As the current market value price of a share of common stock exceeds the $4.50 price, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these O.P. Units. Under generally accepted accounting principles ("GAAP"), the acquisition cost in the form of O.P. Units issued will be valued based upon the current market value of the Company's common stock on the date the acquisition closes. Consequently, the Company's actual cost of these future acquisitions will depend in large part on the percentage of the fixed acquisition value paid for by the issuance of O.P. Units and the price of the Company's common stock on the closing date of the acquisition.

         BERG LAND HOLDINGS OPTION AGREEMENT
         Through the operating partnerships, the Company currently has the option to acquire any future R&D, office and industrial property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 185 acres of Silicon Valley Land owned or under option by certain members of the Berg Group under the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of September 30, 1999, the Company had completed one acquisition under the Berg Land Holdings Option Agreement representing approximately 109,715 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.00 to $20.00 per square foot);
         (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were distributed by the developer to the close of escrow; less (f) any debt encumbering the property.

         No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Agreement, nor the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing two properties with a total of 388,000 rentable square feet that the Company has the right to acquire under this agreement. As of September 30, 1999, the estimated acquisition value to the operating partnerships for these two projects is $32,226. The final acquisition price of these two properties could differ significantly from this estimate.

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

         Effective April 1, 1999, the Company acquired an approximately 515,700 square foot five-building R&D complex located on L'Avenida Avenue in Mountain View, California (the "Microsoft project"), which has been fully leased to Microsoft Corporation ("Microsoft") under the terms of the Company's Pending Projects Acquisition Agreement with the Berg Group members and other owners of projects subject to the agreement. The total acquisition price for this property was $156,107, which was funded by (a) assumption by the Company of $25,000 of mortgage debt due Berg & Berg, Enterprises, Inc.; (b) assumption of the sellers' obligation to reimburse Microsoft for shell and tenant improvements of $32,057 and; (c) the issuance of 13,206,629 O.P. Units, including 12,467,058 O.P. Units issued to various members of the Berg Group.

         In accordance with the terms of the lease, on April 1, 1999, Microsoft began paying monthly base rent of approximately $1,226 for the first four buildings, which consist of approximately 415,700 rentable square feet. In June 1999, Microsoft began paying monthly rent of approximately $295 for the fifth building, which consists of approximately 100,000 rentable square feet. Microsoft controls the construction of this facility, which is currently scheduled to be completed and ready for occupancy in phases from October 1999 thru first quarter

         2000. Microsoft has signed a seven-year lease that provides for a first year's rent of $2.95 per square foot per month with approximately 4% annual rent increases.

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

         REFUNDABLE OPTION PAYMENT

         During the third quarter of 1999, the Company entered into a new lease agreement for 2001 Logic Drive with Xilinx, Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid the Company a deposit of $21,564 to secure its option right. Xilinx can exercise the option only between April 30, 2000, and July 31, 2000. Upon exercise of the option, the Company will refund the deposit amount and Xilinx will deposit into escrow funds equal to the purchase price. In the event Xilinx does not exercise its option, the Company must refund the deposit in full to Xilinx, without interest.

4.       Stock Transactions

         In July 1999, the Company completed a public offering of 8,680,000 shares of its common stock at $8.25 per share. The net proceeds of approximately $66,900, after deducting underwriting discounts and other offering costs, were used to reduce the outstanding balance on the line of credit with Wells Fargo Bank, N.A. ("Wells Fargo line") by approximately $41,000, and to reimburse Microsoft approximately $25,000 for shell and tenant improvements on the Microsoft project. The remaining net proceeds of approximately $900 were retained for general corporate purposes.

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

         During the nine months ended September 30, 1999, options were exercised for a total of 179,420 shares. The exercise price for all options exercised was $4.50 per share and total proceeds to the Company were $807.


5.       Net Income Per Share

         Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

         The computation for weighted average shares is detailed below:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                          ------------------------       -----------------------
                                                             1999          1998             1999         1998
                                                          ----------    ----------       ----------   ----------
        Weighted average shares outstanding (basic)       16,715,354     1,698,536       11,067,622    1,634,220
        Incremental shares from assumed option                92,827             -          110,607            -
                                                          ----------     ---------       ----------    ---------
        Weighted average shares outstanding (diluted)     16,808,181     1,698,536       11,178,229    1,634,220
                                                          ==========     =========       ==========    =========

         The outstanding O.P. Units, which become exchangeable at the unit holder's option for shares of common stock on a one-for-one basis beginning on December 29, 1999, have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. O.P. Units outstanding at September 30, 1999 were 75,799,431.


6.       Related Party Transactions

         As of September 30, 1999, the Berg Group owned 71,478,829 O.P. Units of the total 75,799,431 O.P. Units issued and outstanding. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of September 30, 1999 represented approximately 77% of the equity interests of the Company, assuming conversion of the 75,799,431 O.P. Units into the common stock of the Company.

         As of September 30, 1999, debt in the amount of $30,803 was due Berg & Berg Enterprises, Inc. at an interest rate equal to the rate charged on the Wells Fargo line (6.99% at September 30, 1999). Payments are made on a demand basis but are due no later than December 1999. During the first nine months of 1999, the Company assumed $33,083 of debt due Berg & Berg Enterprises, Inc. in connection with property acquisitions. In addition, the first and second quarter 1999 distributions payable to members of the Berg Group of $16,607 were converted to related party debt. Interest expense incurred in connection with debt due Berg & Berg Enterprises, Inc. was $646 and $3,183 for the three months ended September 30, 1999 and 1998, respectively, and $1,635 and $3,183 for the nine months ended September 30, 1999 and 1998, respectively.

         Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in 2001.

         The Company currently leases space owned by Berg & Berg Enterprises, Inc. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 for the three months ended September 30, 1999 and 1998, and $60 and $40 for the nine months ended September 30, 1999 and 1998, respectively.

7.       Subsequent Events

         On September 15, 1999, the Company declared a $0.15 per share dividend on its common stock. The dividend was paid on October 11, 1999 to all common stockholders of record as of September 30, 1999. At the same time, the operating partnerships paid a distribution of $0.15 per O.P. Unit on October 11, 1999, as well. The amount of this distribution payable to members of the Berg Group of $9,748, was retained by the operating partnerships and converted to related party debt as of October 11, 1999.

         The line of credit agreement between Wells Fargo Bank and the Company, which has been guaranteed by certain members of the Berg Group, was modified to extend the maturity date from October 1, 1999 to November 30, 1999. Additionally, the Compan reduced the line from $100,000 to $50,000 with all other major terms (interest rate, collateral, etc.) remaining unchanged.

8.       Commitments and Contingencies

         The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. Management does not expect that such matters would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1998. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

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

Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership units ("O.P. Units"), representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition. Under the terms of the exchange rights agreement, each O.P. Unit may be exchanged for one share of common stock after December 29, 1999, subject to certain conditions. The O.P. Units represent the minority ownership interests. At September 30, 1999, the Company owned an 18% general partnership interest in the operating partnerships, taken as a whole.

In December 1998, the Company sold 6,495,058 shares of common stock at a price of $4.50 per share to a number of accredited investors to complete its May 1998 private placements. The aggregate proceeds, net of fees and offering costs, of approximately $27.8 million were used to pay down amounts outstanding under the demand notes due to the operating partnerships. Also, as of December 29, 1998, the Company and the limited partners in the operating partnerships entered into the exchange rights agreement, and the Company entered into the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement with the Berg Group and other sellers.

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

In July 1999, the Company completed a public offering of 8,680,000 shares of common stock at $8.25 per share. The net proceeds from this offering, after deducting underwriting discounts and other offering costs, were approximately $66.9 million. The net proceeds were used to repay amounts outstanding under the Company's line of credit with Wells Fargo Bank, N.A. ("Wells Fargo line") to reimburse Microsoft Corporation for shell and tenant improvements, as well as for general corporate purposes.

At September 30, 1999, the outstanding balance under the demand notes that the Company owes to the operating partnerships was approximately $1.1 million. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned on this debt by the operating partnerships, which is interest expense to the Company, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount. At present, the Company's only means for repayment of this debt, be it in this form or refinanced with another lender, is through distributions that the Company receives from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

The Company intends to elect and qualify to be taxed as a REIT commencing with the taxable year ending December 31, 1999.


RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998.

As of September 30, 1999, the Company, through its controlling interests in the operating partnerships, owned 79 properties totaling approximately 5.2 million square feet compared to 69 properties totaling approximately 4.3 million square feet owned by the Company as of September 30, 1998. This represents an increase of approximately 21% in total rentable square footage from one year ago. The increase resulted from the following acquisitions:


             Date of                                                        Rentable Square
           Acquisition            Address                                       Footage
          ------------------     --------------------------------------     ---------------
          10/98                  1688 Richard Avenue                               52,800
          11/98                  5850-5870 Hellyer Avenue                         109,715
          3/99                   6810 Santa Teresa Boulevard                       54,996
          5/99                   L'Avenida Avenue (5 buildings)                   515,700
          7/99                   1750 Automation Parkway                           80,640
          8/99                   1700 Richard Avenue                               58,783
          ---------------------------------------------------------------------------------
                                                                                  872,634
                                                                                  =======

The following table provides information regarding the Company's rental revenues for the three months ended September 30, 1999 and 1998:

                                                   Three months ended September 30,
                                       -------------------------------------------------------
                                         1999         1998         $ Change         % Change
                                       --------     --------     ------------     ------------
                                                (Dollars in thousands)
          Same Property (1)             $13,945      $13,317        $  628             4.7%
          1998 Acquisitions                 586            -           586               -
          1999 Acquisitions               5,986            -         5,986               -
                                        -------      -------        ------
                                        $20,517      $13,317        $7,200            54.1%
                                        =======      =======        ======

(1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of September 30, 1999.

For the quarter ended September 30, 1999, rental revenues increased by $7.2 million from $13.3 million for the three months ended September 30, 1998 to $20.5 million for the same period of 1999. Of the $7.2 million increase in rental revenues, the majority of the increase, $6.0 million, was generated by properties acquired in 1999. The remaining $1.2 million increase resulted from an increase of $628,000 in revenues generated by the Company's "Same Property" portfolio, as well as $586,000 generated by properties acquired in the fourth quarter of 1998. The increase in the "Same Property" portfolio was attributable to higher roll-over rental rates realized on the renewal and re-leasing of space. During the period of October 1, 1998 to September 30, 1999, leases representing approximately 760,000 square feet expired.

Base rents, on a cash basis (giving no effect to straight-lined rents), for the Company's "Same Property" portfolio increased 5% for the three months ended September 30, 1999 as compared to the same period of 1998.

Tenant reimbursements increased by $1.9 million or 90%, from $2.1 million for the three months ended September 30, 1998 to $4.0 million for the three months ended September 30, 1999. Operating expenses and real estate taxes, on a combined basis, increased by $1.4 million or 52%, from $2.7 million to $4.1 million for the three months ended September 30, 1998 and 1999, respectively. The increases resulted primarily from the growth in the total rentable square footage during the periods presented.

Depreciation expense increased by $872,000 for the three-month period ended September 30, 1999. The increase was attributable to the ten properties acquired since September 30, 1998.

Interest expense increased by $1.4 or 117% from $1.2 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. Interest expense (related parties) decreased by $2.5 million or 78% from $3.2 million for the three months ended September 30, 1998 to $646,000 for the three months ended September 30, 1999. As a result of the Company obtaining a $130.0 million loan with Prudential Insurance Company of America in September of 1998, of which $115.8 million was used to reduce the outstanding principal balance owing under the mortgage notes payable (related parties), the mix of debt has shifted from mortgage notes payable (related parties) to mortgage notes payable. On a net basis, interest expense (including amounts to related parties) has decreased given the decrease in overall debt levels. As a result of proceeds received from the December 1998 private placement, the July 1999 public offering, receipt of a refundable option payment, as well as cash generated from operations, debt outstanding, including amounts due related parties, has decreased by $50.5 million or 23% from $220.0 million as of September 30, 1998 to $169.5 million as of September 30, 1999.

The minority interest portion of income was $11.3 million, resulting in net income of $2.2 million for the three months ended September 30, 1999. Minority interest represents the limited partners' ownership interest in the operating partnerships, which was 82% as of September 30, 1999, taken as a whole.

The Company's acquisition of the general partnership interests in the operating partnerships during the third quarter of 1998 substantially altered the Company's operations. For the first six months of 1998, the Company's only assets were cash and receivables, and therefore, the Company had insignificant revenue-generating and cash generating capabilities and minimal operations. As a consequence, operating results for the nine months ended September 30, 1999 are not meaningfully comparable to operating results for the same period of 1998.

CHANGES IN FINANCIAL CONDITION

During the first nine months of 1999, the Company acquired eight additional properties representing 710,119 rentable square feet of newly constructed R&D properties located in Silicon Valley. All these properties were acquired from the Berg Group under the Pending Projects Acquisition Agreement. The aggregate acquisition price for these properties was $186.4 million. The Company financed these acquisitions by a) assumption by the Company of $33.1 million of debt due Berg & Berg Enterprises, Inc.; b) assumption by the Company of other liabilities of $32.2 million (including the assumption of the sellers' obligation to reimburse Microsoft for shell and tenant improvements of $32.1 million) and; c) the issuance of 15,904,874 O.P. Units, of which 15,166,303 O.P. Units were issued to various members of the Berg Group.

Michael Anderson, Chief Operating Officer and a director of the Company, resigned from the Company effective April 30, 1999. The Company had previously issued 200,000 shares of its common stock to Mr. Anderson in exchange for a note receivable payable to the Company for $900,000. Upon Mr. Anderson's resignation, the Company, in accordance with the terms of its agreements with Mr. Anderson, repurchased and subsequently cancelled 117,361 of the 200,000 shares of common stock, representing approximately $528,000 of the original $900,000 note receivable. The remaining portion of the note receivable in the amount of approximately $372,000 was paid in full.

In July 1999, the Company completed a public offering of 8,680,000 shares of its common stock at $8.25 per share. The net proceeds of approximately $66.9 million after deducting underwriting discounts and other offering costs were used to reduce the outstanding balance on its Wells Fargo line by approximately $41.0 million, reimburse Microsoft approximately $25.0 million for shell and tenant improvements on the Microsoft project property, with the remaining amount of approximately $900,000 retained for general corporate purposes.

During the third quarter of 1999, the Company entered into a new lease agreement for 2001 Logic Drive with Xilinx, Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, the Xilinx paid to the Company a deposit of $21,564 to secure its option right. Xilinx can exercise the option only between April 30, 2000, and July 31, 2000. Upon exercise of the option, the Company will apply the deposit amount to satisfy Xilinx's obligation for the purchase price. In the event Xilinx does not exercise its option, the Company must refund the deposit in full to lessee, without interest. A portion of the option payment received was used to paydown outstanding debt.

During the nine months ended September 30, 1999, employee stock options were exercised to purchase a total of 179,420 shares of common stock at $4.50 per share. Total proceeds to the Company were approximately $807,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders, debt service, leasing commissions and recurring capital expenditures to be Funds from Operations ("FFO"), the borrowings under the Wells Fargo line or replacement line of credit. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 1999, assuming the renewal or replacement of the Wells Fargo line. The Company believes it will be able to renew or replace this line of credit on acceptable terms, although the Company can give no assurance that it will succeed in doing so. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

The Wells Fargo line is currently collateralized by 14 properties and is guaranteed by Mr. Berg and certain other members of the Berg Group. The Wells Fargo line expired on October 1, 1999. The Company had the capacity of the line reduced from $100.0 million to $50.0 million and Wells Fargo has extended the maturity date to November 30, 1999. All other major terms (interest rate, collateral, etc.) have remained unchanged. The Company is negotiating a new $50.0 million credit facility. The Company expects to obtain this new credit facility prior to November 30, 1999, but there can be no assurance that the Company will be able to obtain a line of credit with terms similar to the existing line, and its cost of borrowing could increase substantially. Failure to obtain a new credit facility would substantially limit the Company's ability to purchase additional properties.

At September 30, 1999, the Company had total indebtedness of $169.5 million including $134.4 million of fixed rate mortgage debt, $30.8 million of variable rate mortgage debt (due to related parties), and $4.3 million outstanding under its Wells Fargo line. During the nine months ended September 30, 1999, distributions payable to members of the Berg Group of $16,607 relating to the first and second quarter of 1999 were converted to related party debt. As of September 30, 1999, the Company had available borrowing capacity under the Wells Fargo line of $95.7 million, which was reduced to $45.7 in October 1999.

As of September 30, 1999, Debt to Total Market Capitalization ratio, which is computed as the Company's total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon an $8.00 per share price) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 18.6% based upon an estimated Total Market Capitalization of approximately $911.6 million.

MORTGAGE DEBT

The debt owed to the Berg Group carries a variable interest rate equal to the rate applicable to the Wells Fargo line, which was 6.99% annually at September 30, 1999 and is payable in full upon demand.

         The following table sets forth certain information regarding debt outstanding as of September 30, 1999:

                                                                                                        Maturity     Interest
Debt Description                              Collateral Properties                         Balance       Date         Rate
----------------------------------            ------------------------------------         ---------  ------------  ----------
LINE OF CREDIT:
Wells Fargo Bank, N.A.                        1810 McCandless Drive, Milpitas, CA          $  4,295       11/99        (1)
                                              1740 McCandless Drive, Milpitas, CA
                                              1680 McCandless Drive, Milpitas, CA
                                              1600 McCandless Drive, Milpitas, CA
                                              1500 McCandless Drive, Milpitas, CA
                                              1450 McCandless Drive, Milpitas, CA
                                              1350 McCandless Drive, Milpitas, CA
                                              1325 McCandless Drive, Milpitas, CA
                                              1425 McCandless Drive, Milpitas, CA
                                              1526 McCandless Drive, Milpitas, CA
                                              1575 McCandless Drive, Milpitas, CA
                                              1625 McCandless Drive, Milpitas, CA
                                              1745 McCandless Drive, Milpitas, CA
                                              1765 McCandless Drive, Milpitas, CA
MORTGAGE NOTES PAYABLE (related parties):
                                              2033-2043 Samaritan Drive, San Jose, CA        30,803       12/99        (1)
                                              2133 Samaritan Drive, San Jose, CA
                                              2233-2243 Samaritan Drive, San Jose, CA
MORTGAGE NOTES PAYABLE:
Prudential Capital Group                      20400 Mariani, Cupertino, CA                    1,936        4/09       8.75%
New York Life Insurance Company               10440 Bubb Road, Cupertino, CA                    412        1/09       9.625%
Home Savings & Loan Association               10460 Bubb Road, Cupertino, CA                    489       12/06       9.5%
Mellon Mortgage Company                       3530 Bassett, Santa Clara, CA                   2,881        6/01       8.125%
Prudential Insurance Company of America       10300 Bubb, Cupertino, CA                     128,687(2)    10/08       6.56%
                                              10500 N. DeAnza, Cupertino, CA
                                              4050 Starboard, Fremont, CA
                                              45700 Northport Loop, Fremont, CA
                                              45738 Northport Loop, Fremont, CA
                                              450-460 National, Mountian View, CA
                                              4949 Hellyer, San Jose, CA
                                              6311 San Ignacio, San Jose, CA
                                              6321 San Ignacio, San Jose, CA
                                              6325 San Ignacio, San Jose, CA
                                              6331 San Ignacio, San Jose, CA
                                              6341 San Ignacio, San Jose, CA
                                              6351 San Ignacio, San Jose, CA
                                              3236 Scott, Santa Clara, CA
                                              3560 Bassett, Santa Clara, CA
                                              3570 Bassett, Santa Clara, CA
                                              3580 Bassett, Santa Clara, CA
                                              1135 Kern, Sunnyvale, CA
                                              1212 Bordeaux, Sunnyvale, CA
                                              1230 E. Arques, Sunnyvale, CA
                                              1250 E. Arques, Sunnyvale, CA
                                              1170 Morse, Sunnyvale, CA
                                              3540 Bassett, Santa Clara, CA
                                              3542 Bassett, Santa Clara, CA
                                              3544 Bassett, Santa Clara, CA
                                              3550 Bassett, Santa Clara, CA
                                                                                           --------
Mortgage Notes Payable Subtotal                                                             134,405
                                                                                           --------
                                  TOTAL                                                    $169,503
                                                                                           ========

(1) The lesser of (a) Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. Rate in effect as of September 30, 1999 was 6.99%.

(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt.

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

Under generally accepted accounting principles, the value of the O.P. Units was equal to the closing price of the Company's common stock on the date the acquisition closed, or $7.50 per share as reported on the AMEX, resulting in a recorded purchase price of $156.1 million for the Microsoft project.

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

                                    Approximate
                                   Rentable Area            Anticipated               Total Estimated
Property                           (Square Feet)          Acquisition Date          Acquisition Value (1)
---------------------------       ---------------        ------------------        -----------------------
PENDING PROJECTS
Automation (1 building)                80,640             1st Quarter 2000                  8,986
Automation (1 building)                61,056             2nd Quarter 2000                  6,803
Automation (1 building)               114,028             4th Quarter 2000                 12,706
                                      -------                                             -------
               Subtotal               255,724                                            $ 28,495

BERG LAND HOLDINGS
Fontanosa                              77,000             4th Quarter 1999               $  7,226
Hellyer/Branham                       311,000             2nd Quarter 2000                 25,000
                                      -------                                             -------
              Subtotal                388,000                                            $ 32,226

TOTAL                                 643,724                                            $ 60,721
                                      =======                                             =======


(1) The Estimated Acquisition Value which represents the economics for acquiring the pending projects under the terms of the Pending Projects Acquisition Agreement, will differ from the actual acquisition cost as determined under GAAP.

Pursuant to the Berg Land Holdings Option Agreement between the Company and the Berg Group, the Company currently has the option to acquire any future R&D, office and industrial property developed by the Berg Group on land it currently owns or has under option, or acquires for these purposes in the future, directly or indirectly by certain members of the Berg Group, including its September 1999 acquisition of 40 acres on Piercy Avenue in South San Jose, California. Excluding the Fontanosa and Branham/Hellyer projects, there are currently 156 acres of land which are to be developed under the Berg Land Holdings Agreement. The Berg Group projects that it can develop approximately 2.5 million rentable square feet on these 156 acres.

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

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the nine months ended September 30, 1999 was $43.1 million compared to $10.6 million for the same period in 1998. The change was a direct result of the Company's acquisition of its general partnership interests in the operating partnerships during the third quarter of 1998.

Net cash used in investing activities was approximately $14.8 million and $118,000 for the nine months ended September 30, 1999 and 1998, respectively. Cash used in investing activities during the nine months ended September 30, 1999 related to improvements made to existing real estate assets acquired as part of the Company's investment in the operating partnerships, as well as cash used to purchase short-term securities, partially offset by cash received with regards to a refundable option payment.

Net cash used in financing activities was $20.2 million for the nine months ended September 30, 1999 compared to $13.3 million for the same period in 1998. During the nine months ended September 30, 1999, the Company reduced debt outstanding and made distributions to holders of its common stock and the O.P. Units by utilizing net proceeds of $66.9 million from its public offering of 8,680,000 shares, cash received with regards to a refundable option payment and by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1994 through December 31, 1998, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.5 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $1.5 million. The Company believes it will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

FUNDS FROM OPERATIONS

As  defined  by the  National  Association  of  Real  Estate  Investment  Trusts
("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt, and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability and it is not comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet the Company's cash needs, including its need to make cash distributions to satisfy REIT requirements.

The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use, as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties.

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 are summarized in the table below:

                                         Three Months Ended September 30,
                                         --------------------------------       Nine Months Ended
                                            1999                  1998          September 30, 1999
                                          --------              --------        ------------------
                                              (Dollars in thousands)
          Net income                      $ 2,178                $  130              $ 4,124
          Add:
              Minority interest            11,310                 5,389               27,521
              Depreciation                  3,510                 2,638                9,612
                                          -------                ------              -------
          FFO                             $16,998                $8,157              $41,257
                                          =======                ======              =======




The Company intends to pay distributions to stockholders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 are as follows:


                                         Three Months Ended September 30,
                                         --------------------------------       Nine Months Ended
                                            1999                  1998          September 30, 1999
                                          --------              --------        ------------------
                                              (Dollars in thousands)
          FFO                             $16,998                $8,157              $41,257
          Less:
              Straight-line rents           1,427                   752                3,083
              Leasing commissions             301                     -                  379
              Capital expenditures            274                   118                  515
                                          -------               -------              -------
          FAD                             $14,996                $7,287              $37,280


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

Distributions will be determined by the Company's board of directors and will depend on actual FAD, the Company's financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. The Company expects to pay aggregate distributions totaling $0.56 per share of common stock for the fiscal year 1999.

IMPACT OF RECENTLY ISSUED STANDARDS

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

The Company's State of Readiness

Information Technology Systems. The Company has reviewed its information technology systems and has contacted vendors to determine whether such systems are Year 2000 compliant. Based upon the Company's inquiries, the Company has determined that its primary network operating system, Windows NT Server 4.0, and all of its desktop personal computers are Year 2000 compliant. The vendor for the Company's property management and accounting software has advised the Company that it will provide a Year 2000 compliant software upgrade to the Company by the end of November 1999.

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

Risks Presented by Year 2000 Issues and the Company's Contingency Plan

At this time, the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000-related events. Due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Company, that might arise in a worst-case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations.

A reasonably likely worst-case scenario might be the failure of an energy management system in a building. Such a failure could adversely affect the environmental conditions of the occupied space, thus creating discomfort and inconvenience to the tenants until the condition could be manually corrected. Persistence of this problem for a long period of time could result in an increase in operating costs for the building until the energy management system is restored to proper operations.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual cost, progress and expenses, with respect to its plan to address Year 2000 issues could differ materially as those set forth in the forward-looking statements. Factors which could have a material adverse effect on the Company's results and progress include, but are not limited to, changes in the expenses or delays in: the identification and upgrade or replacement by the Company of computer systems that do not relate to information technology, but include embedded technology; and the Year 2000 compliance of vendors, including vendors of the Company's computer information systems, or third party-service providers, including the Company's primary bank. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

                  None

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


                                              Mission West Properties, Inc.
                                              (Registrant)


Date:   November 10, 1999                     By:  /s/ Marianne K. Aguiar
                                                  -----------------------
                                                  Marianne K. Aguiar
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)