Form 10-K
period 1999-12-31
MISSION WEST PROPERTIES INC
filed 2000-03-30
CIK 1067419

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 1-8383

                          MISSION WEST PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

              Maryland                                      95-2635431
              --------                                      ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    Incorporation or organization)                        Identification

   10050 Bandley Drive, Cupertino, CA                         95014
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (408) 725-0700

                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                         which registered

Common Stock, par value $.001 per share          American Stock Exchange
                                                  Pacific Exchange, Inc.

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2000, as reported on the American Stock Exchange, was approximately $8.50. As of March 15, 2000 there were 17,012,315 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K:

Form 8-K, dated March 12, 1998, to report the Company's change in independent auditors. This Form 8-K is incorporated by reference into Part I, Item 9.

                          FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting us (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. See Part I, Item 1, "Risk Factors."

                          MISSION WEST PROPERTIES, INC.
                          1999 FORM 10-K ANNUAL REPORT


                                Table of Contents

                                     PART I
                                                                                                  Page No.
                                                                                                  --------
Item 1.         Business                                                                             1
Item 2.         Properties                                                                           16
Item 3.         Legal Proceedings                                                                    21
Item 4.         Submission of Matters to a Vote of Security Holders                                  21

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related                                22
Item 6.         Selected Financial Data                                                              23
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  26
Item 8.         Financial Statements and Supplementary Data                                          38
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                  78

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant                                   79
Item 11.        Executive Compensation                                                               79
Item 12.        Security Ownership of Certain Beneficial Owners and Management                       80
Item 13.        Certain Relationships and Related Transactions                                       80

                                     PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                    81

                Signatures                                                                           83


PART I

Item 1.  Business

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Mission West Properties, Inc. (the "Company") acquires, markets, leases and manages R & D properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 1999, we own and managed 80 properties totaling approximately 5.3 million square feet of R & D properties. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R & D properties in the Silicon Valley. The four tenants who lease the most square footage from us are Microsoft Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), Apple Computer, Inc. and Cisco Systems, Inc. For the year ended December 31, 1999, we will elect to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and will operate as a self-managed, self-administered and fully integrated REIT.

     Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, the members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests (the "Berg Group"). In addition, we acquired ten properties with approximately 560,000 rentable square feet from entities controlled by third parties in which Berg Group members were significant owners.

     Through various property acquisition agreements with the Berg Group, we have the right to purchase, on pre-negotiated terms, R & D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often build-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits, financing construction and leasing the properties. Since September 1998, we have acquired approximately 733,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

OUR RELATIONSHIP WITH THE BERG GROUP

     Through a series of transactions occurring between May 1997 and December 1998, we have become the vehicle for substantially all of the Silicon Valley R&D property activities of the Berg Group. We are now the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an exchange rights agreement, the pending projects acquisition agreement and the Berg land holdings option agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:


     -    control the operating partnerships;

     - acquire, on pre-negotiated terms, existing, identified R&D properties under development by the Berg Group;

     - acquire, on pre-negotiated terms, all future R&D properties developed by the Berg Group on land currently owned or acquired in the future; and

     - acquire R&D, office and industrial properties identified by the Berg Group in California, Oregon and Washington.

     Under these agreements, our charter or our bylaws, the Berg Group has the right to:

     - designate two of five nominees for director to be elected by our stockholders, subject to the Berg Group's maintenance of certain ownership interests;

     -    participate in our securities offerings;

     -    exchange their O.P. Units for our common stock;

     - vote on major transactions, subject to its maintenance of certain ownership interests; and

     - prevent us from selling properties when the sale will have adverse tax consequences to it.

     - prevent us from selling properties when the sale will have adverse consequences to the Berg Group members.

     Carl E. Berg, the Company's President and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for approximately 30 years, most recently through Berg & Berg Developers ("Berg & Berg"), a general partnership of Carl E. Berg and Clyde J. Berg. In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the boards of directors of numerous information technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of information technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in the information technology industry provide a significant benefit to the Company.

BUSINESS STRATEGY

     Our acquisition and growth strategy incorporates the following elements:

     - working with the Berg Group to take advantage of their abilities and resources to pursue development opportunities which we have an option to acquire, on pre-negotiated terms, upon completion and leasing;

     - capitalizing on opportunistic acquisitions from third parties of high-quality R&D properties that provide attractive initial yields and significant potential for growth in cash-flow;

     - focusing on general purpose, single-tenant Silicon Valley R&D properties for information technology companies in order to maintain low operating costs, reduce tenant turnover and capitalize on our relationships with these companies and our extensive knowledge of their real estate needs; and

     - maintaining prudent financial management principles that emphasize current cash flow while building long-term value, the acquisition of pre-leased properties to reduce development and leasing risks and the maintenance of sufficient liquidity to acquire and finance properties on desirable terms.

ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

     We anticipate that most of our growth in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or developed in the future by the Berg Group. These acquisitions will be completed on pre-negotiated terms under the pending projects acquisition agreement, as amended by the supplemental agreement, and the Berg land holdings option agreement. During 2000, we expect to acquire a total of approximately 735,000 additional rentable square feet currently under development. In addition to projects currently under development, the Berg Land Holdings Option Agreement gives us the right to acquire future developments by the Berg Group on up to 137 additional acres of land currently controlled by the Berg Group, which could support approximately 2.24 million square feet of new developments. Under the Berg Land Holdings Option Agreement, we also have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been approved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon and Washington. In January 2000 the Berg Group purchased a 50% interest in TBI-Mission West, LLC which has approximately 62 net acres in Morgan Hill, California which may support development of approximately 961,000 rentable square feet. In addition, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the state of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. Our Independent Directors committee will decide whether we will assume the opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units, falls below 25%.

     PENDING PROJECTS ACQUISITION AGREEMENT. In December 1998, we entered into the Pending Projects Acquisition Agreement with members of the Berg Group, under which we will acquire approximately 1.0 million additional rentable square feet upon the completion and leasing of a number of pending development projects owned by them. To date, we have acquired approximately 843,000 rentable square feet of such properties. Based upon the agreement, when we acquire properties from the Berg group, the Berg Group members may obtain cash or, at their option, O.P. Units for their equity interests in the properties. We have reserved, and our stockholders have approved, the issuance of up to 33,919,072 shares of our common stock upon exchange of O.P. Units issuable in exchange for the pending development projects. To date, 17,656,520 O.P. Units have been issued for new property acquired under this agreement.

     We will acquire the pending projects upon the following terms:

     - The acquisition price is payable in cash or, at the option of the Berg Group, in O.P. Units valued at $4.50 per O.P. Unit, which was the price per share of our common stock in May 1998, when we agreed to the terms of the Pending Projects Acquisition Agreement.

     - The Berg Group will build and deliver each completed and fully-leased R&D property in the pending development projects to the operating partnerships at an acquisition price equal to the average monthly rental rate per square foot over the term of the lease divided by an agreed upon capitalization rate, which is 14%, minus the amount of debt encumbering the property.

     - The closing for the acquisition of an individual R&D property within a project will occur only when the building has been completed and leased, unless otherwise agreed by the parties.

     -    Leases will be on commercially reasonable terms and conditions.

     -    The Berg Group may, at its option, offer projects under this agreement
          to  the   Company   at  any   acquisition   price  with  less  than  a
          capitalization rate of 14%.

     - All action taken by us under the Pending Projects Acquisition Agreement must be approved by a majority of the members of the independent directors committee of our board of directors.

     For a discussion of risks associated with the Pending Projects Acquisition Agreement and related transactions, see "Risk Factors -Our contractual business relationships with the Berg Group present additional conflicts of interests which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     The time required to complete the leasing of developments varies from project to project. Generally, we will not acquire any of the above projects until they are fully completed and leased. We cannot assure you that the acquisition date and final cost to us as indicated above will be realized. Although the capitalization rates have been agreed upon and will not change, the sellers of the pending development projects may elect to receive cash or O.P. Units at the value of $4.50 per unit, which was set in May 1998 based on the selling price for our shares in private placement transactions with unrelated purchasers. This valuation represents a substantial discount from the current price of our common stock and may be substantially lower than the value of our common stock at the future issuance dates of the O.P. Units. Under generally accepted accounting principles, the acquisition cost in the form of O.P. Units issued will be calculated based upon the current market value of our common stock on the date the acquisition closes. Consequently, our actual cost of these future acquisitions as well as the actual capitalization rate for accounting rather than cash purposes will depend in large part on the percentage of the fixed acquisition value paid for by the issuance of O.P. Units and the price of the common stock on the closing of the acquisition.

     BERG LAND HOLDINGS OPTION AGREEMENT. We believe that control of high quality, developable land is an important strategic factor for continued success in the Silicon Valley market. In December 1998, we entered into the Berg Land Holdings Option Agreement under which we have the option to acquire any future R&D, office and industrial property developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. As of March 15, 2000, we have acquired two leased R&D properties totaling approximately 187,000 rentable square feet under this agreement at a cost of approximately $16.7 million, for which we issued 673,256 O.P. Units and assumed debt of approximately $10.5 million. The principal terms of the agreement include the following:

     - So long as the Berg Group members and their affiliates own or have the right to acquire shares representing at least 65% of our common stock on a fully diluted basis, we will have the option to acquire any building developed by any member of the Berg Group on the land subject to the agreement at such time as the building has been leased. Upon our exercise of the option, the option price will equal the sum of:

          1.   the full  construction  cost of the building;  plus
          2.   10% of the full construction cost of the building; plus
          3. interest at LIBOR plus 1.65%, on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus
          4. the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus
          5. 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 and the seller's acquisition date, to the close of escrow; minus
          6. the aggregate principal amount of all debt encumbering the acquired property.

     - The acquisition cost, net of any debt, will be payable in O.P. Units valued at the average closing price of our common stock over the 30-trading-day period preceding the acquisition or in cash, at the option of the Berg Group.

     -    We also must assume all tax assessments.

     - If we elect not to exercise the option with respect to any property, the Berg Group may hold and lease the property for its own account, or may sell it to a third party.

     - All action taken by us under the Berg Land Holdings Option Agreement must be approved by a majority of the members of the Independent Directors committee of our board of directors.

     The following table presents certain information concerning currently identified land or projects that we have the right to acquire under the Berg Land Holdings Option Agreement.



                                                     Approximate       Anticipated
                                                    Rentable Area      Acquisition       Total Estimated
Property                        Net Acres           (Square Feet)          Date          Acquisition Cost
----------------------      -------------------- ------------------- ---------------- ----------------------
                                                                                      (dollars in  thousands)
Under Development

Hellyer IV(1)                        10               160,000               Q2              $11,600 (50%)
Hellyer View                          6                77,184               Q3                9,300
Hellyer III (Phase I)                 7               117,740               Q4               14,800
Candescent (Phase I)                 24               255,000               Q1               25,000
Hellyer Vista (Phase I)               6               125,000               Q4               15,000
                            -------------------- -------------------                  ----------------------
               Subtotal              53               734,924                                $75,700
                            -------------------- -------------------

Available Land:

Morgan Hill(2)                       62               961,000 (1)
King Ranch                           56               889,000
Hellyer & Piercy                     47               763,000
Fremont & Cushing(3)                 24               387,000
Caspian Way                          10               200,000
              Subtotal              199             3,200,000
                            -------------------- -------------------

      TOTAL                         252             3,934,924
                            ==================== ===================


(1) This property will be operated and managed by the Company and owned by a partnership in which the Company will own a approximate 50% interest.

(2) The Company expects to own a approximate 50% interest in the partnership to be formed to develop the property. That partnership will be operated and managed by the other partner in the entity.

(3)  The Berg Group purchased this property in January 2000.

     The time required to complete the leasing of developments varies from property to property. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above will be realized. No estimate can be given at this time as to our total cost to acquire projects under the Berg Land Holdings Option Agreement, nor can we be certain of the period in which we will acquire any of the projects.

     Although we expect to acquire the new properties available to us under the terms of the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement, there can be no assurance that we actually will consummate any of the intended transactions, including all of those discussed above. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition or available cash for distribution. See "Risk Factors -Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

OPPORTUNISTIC ACQUISITIONS

     In addition to our principal opportunities under the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement, we believe our acquisitions experience, established network of real estate and information technology professionals and overall financial condition will continue to provide opportunities for external growth. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value. Furthermore, our use of the operating partnership structure gives prospective sellers the opportunity to contribute properties on a tax-deferred basis in exchange for O.P. Units. This capacity to complete tax-deferred transactions with sellers of real property will further enhance our ability to acquire additional properties.

FOCUS ON SINGLE TENANT SILICON VALLEY R&D PROPERTIES

     We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has contributed to the relatively low turnover and high occupancy rates on our properties. We believe that the relatively small number of tenants (88) occupying our 80 properties, mostly under the triple-net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

OPERATIONS

     We operate as a self-administered, self-advised and self-managed REIT with our own employees. Generally, as the sole general partner of the operating partnerships, we control the business and assets of the operating partnerships and have full and complete authority, discretion and responsibility with respect to the operating partnerships' operations and transactions, including, without limitation, acquiring additional properties, borrowing funds, raising new capital, leasing buildings and selecting and supervising all agents of the operating partnerships.

     Although most of our leases are triple net and building maintenance and tenant improvements are the responsibility of the tenants, from time to time we may be required to undertake construction and repair work at our properties. We will bid all major work competitively to subcontractors. Members of the Berg Group may participate in the competitive bidding for the work.

     We generally will market the properties and negotiate leases with tenants ourselves. We make the availability of our properties known to the brokerage community to garner their assistance in locating prospective tenants. As a result, we expect to retain our policy of paying fixed commissions to tenants' brokers.

     We believe that our business practices, including the following, provide us with competitive advantages:

     - EXTERNAL DEVELOPMENT AFFILIATE. The Berg Group operates as our development entity. We have the obligation to acquire projects developed by the Berg Group under the Pending Projects Acquisition Agreement. We also have the option to purchase all future R&D, office, industrial property developments of the Berg Group on land currently held or acquired directly or indirectly by Carl E. Berg or Clyde J. Berg that is zoned for those purposes and located in California, Oregon and Washington following completion and lease-up of the property. Our option will terminate when the Berg Group's ownership percentage falls below 65% of our common stock calculated on a fully-diluted basis. Carl E. Berg has agreed to refer to us, and not acquire through the Berg Group, all opportunities to acquire the same kinds of real property in these states that he identifies in the future, until the Berg Group's fully-diluted ownership percentage falls below 25% and there is no Berg Group nominee on our board of directors. The acquisition terms and conditions for the existing and identified projects have been pre-negotiated and are documented under the Pending Project Acquisition Agreement, and the Berg Land Holdings Option Agreement. This relationship provides us with the economic benefits of development while eliminating development and initial lease-up risks. It also provides us with access to one of the most experienced development teams in the Silicon Valley without the expense of maintaining development personnel.

     - LEAN, EXPERIENCED ORGANIZATION. In part because of its primary focus on Silicon Valley, its experience with the special real estate requirements of information technology tenants and the long-term triple-net structure of its leases, the Company is able to conduct and expand its business with a small management team comprised of highly qualified and experienced professionals working within a relatively flat organizational structure. We believe that the leanness and our experience will enable the Company to rapidly assess and respond to market opportunities and tenant needs, control operating expenses and develop and maintain excellent relationships with tenants. We further believe that these advantages translate into significantly lower costs for operations and give us the ability, along with the Berg Group, to compete favorably with other R&D property developers in Silicon Valley, especially for build-to-suit projects subject to competitive bidding. Furthermore, a lower cost structure should allow us to generate better returns from properties whose value can be increased through appropriate remodeling and efficient property management.

     - SOUND PROPERTY MANAGEMENT PRACTICES. For each property, the management team, along with the Berg Group staff, develop a specific marketing and property management program. We select vendors and subcontractors on a competitive bid basis from a select group of highly qualified firms with whom we maintain ongoing relationships and carefully supervise their work.

OPERATING PARTNERSHIP AGREEMENTS

     Management

     The operating partnerships consist of four separate Delaware limited partnerships engaged in the combined operation and ownership of our properties, the operating partnership agreements are identical in all material respects for all four of the limited partnerships. Generally, pursuant to the operating partnership agreement, we act as the sole general partner of the operating partnerships, in which capacity we have exclusive control of the business and assets of the operating partnerships and full and complete authority, discretion and responsibility with respect to the operating partnerships' operations and transactions, including, without limitation, acquisitions of additional properties, borrowing funds, raising new capital, leasing buildings, as well as selecting and supervising all employees and agents of the operating partnerships. Through our authority to manage our business and affairs, our board of directors will direct the business of the operating partnerships.

     Notwithstanding our effective control of the operating partnerships, the consent of the limited partners holding a majority of the outstanding O.P. Units is required with respect to certain extraordinary actions involving the operating partnerships, including:

     -    the   amendment,   modification   or   termination  of  the  operating
          partnership agreements;

     - a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee for any of the assets of the operating partnerships;

     - the institution of any proceeding for bankruptcy of the operating partnerships;

     - the transfer of any general partnership interests in the operating partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of our corporation;

     - the admission of any additional or substitute general partner in the operating partnerships; and

     -    a change of control of the operating partnerships.

     The Berg Group holds a substantial majority of the outstanding O.P. Units. In addition, until the ownership interest of the Berg Group and its affiliates is less than 15% of the common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units, the consent of the limited partners holding a majority of the outstanding O.P. Units is also required with respect to:

     -    the liquidation of the operating partnerships;

     - the sale or other transfer of all or substantially all of the assets of the operating partnerships and certain mergers and business combinations resulting in the complete disposition of all O.P. Units; and

     - the issuance of limited partnership interests having seniority as to distributions, assets and voting over the O.P. Units.

     TRANSFERABILITY OF O.P. UNITS

     The operating partnership agreement provides that the limited partners may transfer their O.P. Units, subject to certain limitations. Except for certain transfers by the limited partners to or from certain of their affiliates, however, all transfers may be made only with our prior written consent as the sole general partner of the operating partnerships.

     In addition, no transfer of O.P. Units by the limited partners may be made in violation of certain regulatory and other restrictions set forth in the operating partnership agreement. Except in the case of certain permitted transfers to or from certain affiliates of the limited partners, the exchange rights, the put rights, rights to participate in future equity financings and provisions requiring the approval of certain limited partners for certain matters will no longer be applicable to O.P. Units so transferred, and the transferee will not have any rights to nominate persons to our board of directors.

     ADDITIONAL CAPITAL CONTRIBUTIONS AND LOANS

     Each operating partnership agreement provides that, if the operating partnership requires additional funds to pursue its investment objectives, we may fund such investments by raising additional equity capital and making a capital contribution to the operating partnerships or by borrowing such funds and lending the net proceeds of such loans to the operating partnerships. If we intend to provide additional funds through a contribution to capital and purchase of units of general partnership interest, the limited partners will have the right to participate in such funding on a pro rata, pari passu basis and to acquire additional O.P. Units. If the limited partners do not participate in such financing, we will acquire additional units of general partnership interest.

     In either case, the number of additional units of partnership interest will be increased based upon the amount of the additional capital contributions and the value of the operating partnerships as of the date such contributions are made.

     In addition, as general partner of the operating partnerships, we have the ability to cause the operating partnerships to issue additional O.P. Units. In the event that the operating partnerships issue new O.P. Units for cash but not property, the limited partners will have the right to purchase new O.P. Units at the price we offer in the transaction giving rise to such participation right in order, and to the extent necessary, to maintain their respective percentage interests in the operating partnerships.

     EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

     Under the Exchange Rights Agreement between the Company and the limited partners, the limited partners have exchange rights, that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the ownership limit, or the Berg Group ownership limit, as the case may be. In addition, once in each 12-month period beginning on December 29, 1999, the limited partners, other than Mr. Berg and Clyde J. Berg, have the right to exchange their O.P. Units for shares of common stock, subject to the ownership limit in our charter, and to exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we shall be entitled to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

     The Exchange Rights Agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement. We are obligated to effect no more than two such registrations in any 12-month period. We are obligated to assist the O.P. Unit holders in obtaining a firm commitment underwriting agreement for such resale from a qualified investment banking firm. If registration on Form S-3, or an equivalent form, is not available for any reason, we will be obligated to effect a registration of the shares to be acquired on exercise of the exchange rights on Form S-11, or an equivalent form, in an underwritten public offering, upon demand by the holders of no fewer than 500,000 O.P. Units. All holders of O.P. Units will be entitled to participate in such registration. We will bear all costs of such registrations other than selling expenses, including commissions and separate counsels' fees of the O.P. Unit holders. We will not be required to effect any registration for resale on Form S-3, or equivalent form of common stock shares issuable to the holder of O.P. Units if the request is for less than 250,000 shares.

     OTHER MATTERS

     The operating partnership agreements require that the operating partnerships be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT and to avoid any federal income or excise tax liability.

     The operating partnership agreements provide that the combined net operating cash flow from all of the operating partnerships, as well as net sales and refinancing proceeds, will be distributed from time to time as determined by our board of directors, but not less frequently than quarterly, pro rata in accordance with the partners' percentage interests in the operating partnerships, taken as a whole. This provision is intended to cause the periodic distributions per O.P. Unit and per share of our common stock to be equal. As a consequence of this provision, the capital interest of a partner in each of the operating partnerships, including our capital interests, might at times differ significantly from the partner's percentage interest in the net income and cash flow of that operating partnership. We do not believe that such differences would have a material impact our business, financial condition or FAD, however.

     Pursuant to the operating partnership agreements, the operating partnerships will also assume and pay when due, or reimburse us for payment of, certain costs and expenses relating to our continuity of existence and operations.

     The operating partnership agreements provide that, upon the exercise of an outstanding option under the 1997 option plan, we may purchase additional general partner interests in the operating partnerships by contributing the exercise proceeds to the operating partnerships. Our increased interest shall be equal to the percentage of outstanding shares of common stock and O.P. Units on an as-converted basis represented by the shares acquired upon exercise of the option.

TERM

     The operating partnerships will continue in full force and effect until December 31, 2048 or until sooner dissolved pursuant to the terms of the operating partnership agreement.

EMPLOYEES

     As of March 15, 2000, we employed 5 people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

FACILITIES

     We sublease office space from the Berg Group at 10050 Bandley Drive and share clerical staff and other overhead on what we consider to be very favorable terms. The total monthly rent payable by us to the Berg Group is $6,720.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN ANNUAL REPORT ON FORM 10-K. THE FOLLOWING RISKS RELATE PRINCIPALLY TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE. THE RISKS AND UNCERTAINTIES CLASSIFIED BELOW ARE NOT THE ONLY ONES WE FACE.

WE ARE  DEPENDENT ON CARL E. BERG,  AND IF WE LOSE HIS SERVICES OUR BUSINESS MAY
   BE HARMED AND OUR STOCK PRICE COULD FAll.

     We are substantially dependent upon the leadership of Carl E. Berg, our Chairman, President and Chief Executive Officer. Losing Mr. Berg's knowledge and abilities could have a material adverse effect on our business and the value of our common stock. Mr. Berg manages our day-to-day operations and devotes a significant portion of his time to our affairs, but he has a number of other business interests as well. These other activities reduce Mr. Berg's attention to our business.

MR.  BERG  AND  HIS  AFFILIATES  EFFECTIVELY  CONTROL  OUR  CORPORATION  AND THE
   OPERATING PARTNERSHIPS AND MAY ACT IN WAYS THAT ARE DISADVANTAGEOUS TO OTHER STOCKHOLDERS.

     SPECIAL BOARD VOTING PROVISIONS. Our governing corporate documents, which are our articles of amendment and restatement, or charter, and our bylaws, provide substantial control rights for the Berg Group. The Berg Group's control of our corporation means that the value and returns from an investment in the Company's common stock are subject to the Berg Group's exercise of its rights. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to our charter and bylaws and any merger, consolidation or sale of all or substantially all of our assets. In addition, our bylaws provide that a quorum necessary to hold a valid meeting of the board of directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units. Also, directors representing more than 75% of the entire board of directors must approve other significant transactions, such as incurring debt above certain amounts and conducting business other than through the operating partnerships. Without the approval of Mr. Berg or his designee, board of directors approval that we may need for actions that might result in a sale of your stock at a premium or raising additional capital when needed could be difficult or impossible to obtain.

     BOARD OF DIRECTORS REPRESENTATION. The Berg Group members have the right to designate two of the director nominees submitted by our board of directors to stockholders for election, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units. If the fully diluted ownership of the Berg Group members and their affiliates, other than us and the operating partnerships, is less than 15% but is at least 10% of the common stock, the Berg Group members have the right to designate one of the director nominees submitted by our board of directors to stockholders for election. Its right to designate director nominees affords the Berg Group substantial control and influence over the management and direction of our corporation. The Berg Group's interests could conflict with the interests of our stockholders, and could adversely affect the price of our common stock.

     SUBSTANTIAL OWNERSHIP INTEREST. The Berg Group currently owns O.P. Units representing approximately 77.4% of the equity interests in the operating partnerships and approximately 77.5% of our equity interests on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

     LIMITED PARTNER APPROVAL RIGHTS. Mr. Berg and other limited partners, including other members of the Berg Group, may restrict our operations and activities through rights provided under the terms of the amended and restated agreement of limited partnership which governs each of the operating partnerships and our legal relationship to each operating partnership as its general partner. Matters requiring approval of the holders of a majority of the O.P. Units, which necessarily would include the Berg Group, include the following:

     - the amendment, modification or termination of any of the operating partnership agreements;

     - the transfer of any general partnership interest in the operating partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of our corporation;

     - the admission of any additional or substitute general partners in the operating partnerships;

     -    any other change of control of the operating partnerships;

     - a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee for any of the assets of the operating partnerships; and

     - the institution of any bankruptcy proceeding for any operating partnership.

     In addition, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units, the consent of the limited partners holding the right to vote a majority of the total number of O.P. Units outstanding is also required with respect to:

     - the sale or other transfer of all or substantially all of the assets of the operating partnerships and certain mergers and business combinations resulting in the complete disposition of all O.P. Units;

     - the issuance of limited partnership interests senior to the O.P. Units as to distributions, assets and voting; and

     -    the liquidation of the operating partnerships.

     The liquidity of an investment in the Company's common stock, including our ability to respond to acquisition offers, will be subject to the exercise of these rights.

OUR CONTRACTUAL  BUSINESS  RELATIONSHIPS  WITH THE BERG GROUP PRESENT ADDITIONAL
   CONFLICTS OF INTEREST WHICH MAY RESULT IN THE REALIZATION OF ECONOMIC BENEFITS OR THE DEFERRAL OF TAX LIABILITIES BY THE BERG GROUP WITHOUT EQUIVALENT BENEFITS TO OUR STOCKHOLDERS

     Our contracts with the Berg Group provide it with interests that could conflict with those of our other stockholders, including the following:

     - our headquarters are leased from an entity owned by the Berg Group, to whom we pay rent of approximately $6,700 per month;

     - the Berg Group is permitted to conduct real estate and business activities other than our business;

     - if we decline an opportunity that has been offered to us, the Berg Group may pursue it, which would reduce the amount of time that Mr. Berg could devote to our affairs and could result in the Berg Group's development of properties that compete with our properties for tenants;

     - in general, we have agreed to limit the liability of the Berg Group to our corporation and our stockholders arising from the Berg Group's pursuit of these other opportunities;

     - we acquired most of our properties from the Berg Group on terms that were not negotiated at arm's length and without many customary representations and warranties that we would have sought in an acquisition from an unrelated party; and

     - we have assumed liability for debt to the Berg Group and debt for which the Berg Group was liable.

     The Berg Group has agreed that the independent directors committee of our board of directors must approve all new transactions between us and any of its members, or between us and any entity in which it directly or indirectly owns 5% or more of the equity interests, including the operating partnerships for this purpose. This committee currently consists of three directors who are independent of the Berg Group.

     EXCLUDED PROPERTIES. With our prior knowledge, the Berg Group retained two R&D properties in Scotts Valley, Santa Cruz County, California, in which we and the operating partnerships have no ownership interest. Efforts of the Berg Group to lease these other properties could interfere with similar efforts on our behalf.

     PENDING DEVELOPEMENT PROJECTS. We and the operating partnerships have agreed under the terms of a Pending Projects Acquisition Agreement to acquire from the Berg Group two additional R&D properties potentially aggregating approximately 175,000 rentable square feet as each is completed and leased. The purchase price for each property will be calculated based on a fixed capitalization rate applied to actual average rental rates on the property over the lease term. We currently estimate that the aggregate purchase price of these two properties, assuming payment in cash and/or assumption of debt, will be approximately $24.0 million. The Berg Group may elect to receive cash or O.P. Units, valued at $4.50 per unit, which value was set when we entered into the acquisition agreement with the Berg Group in May 1998. Our stock was not trading at that time. As the market price of a share of common stock was $8.50 at March 15, 2000, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these O.P. Units. Our issuance of O.P. Units to acquire any of these properties, instead of paying cash, may result in a higher acquisition cost and additional depreciation expenses that reduce our net income per share. Acquisitions of additional O.P. Units by the Berg Group will increase the Berg Group's ownership interest in our business and could reduce the amount of cash available for distribution per share to our other stockholders which could cause our stock price to fall.

     The Berg Group's election to receive cash in place of O.P. Units for these properties and to place debt on the properties that we would be required to assume would reduce our liquidity and could increase our debt to total market capitalization ratio. These factors could harm our business and cause our stock price to fall, while the Berg Group receives substantial benefits.

     BERG LAND HOLDINGS. The Berg Group owns several parcels of unimproved land in the Silicon Valley that we and the operating partnerships have the right to acquire under the terms of the Berg Land Holdings Option Agreement. We have agreed to pay a fixed amount plus additional charges for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the independent directors committee of our board of directors, these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders.

     TAX CONSEQUENCES OF SALE OF PROPERTIES. Because many of our properties have unrealized taxable gain, a sale of those properties could create adverse income tax consequences for limited partners of the operating partnerships. We have agreed with Carl E. Berg, Clyde J. Berg and John Kontrabecki, a limited partner in some of the operating partnerships, that each can prevent us and the operating partnerships from selling or transferring properties that were directly or indirectly acquired from him in the UPREIT acquisition in any taxable transaction prior to December 29, 2008. As a result, our opportunities to sell these properties may be limited. If we need to sell any of these properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders or for other working capital purposes, we may be unable to do so. These restrictions could harm our business and cause our stock price to fall.

     TERMS OF TRANSFERS: ENFORCEMENT OF AGREEMEnT OF LIMITED PARTNERSHIP. The terms of the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement, the partnership agreement of each operating partnership and other material agreements through which we have acquired our interests in the operating partnerships and the properties formerly controlled by the Berg Group were not determined through arm's-length negotiations, and could be less favorable to us than those obtained from an unrelated party. In addition, Mr. Berg and representatives of the Berg Group sitting on our board of directors may be subject to conflicts of interests with respect to their obligations as our directors to enforce the terms of the partnership agreement of each operating partnership when such terms conflict with their personal interests. The terms of our charter and bylaws also were not determined through arm's-length negotiations. Some of these terms, including representations and warranties applicable to acquired properties, are not as favorable as those that we would have sought through arm's-length negotiations with unrelated parties. As a result, an investment in our common stock may involve risks not found in businesses in which the terms of material agreements have been negotiated at arm's length.

     RELATED PARTY DEBT. As of December 31, 1999, we were liable for loans aggregating approximately $31.2 million payable to the Berg Group. Effective March 1, 2000, the Berg Group extended to the Company a $50.0 million line of credit which is secured by seven of our properties and expires March 2001. We have the right to draw on the line of credit and are liable for repayment of all amounts owing under the line of credit. All of these loans bear interest at an annual rate of LIBOR plus 1.30 percent. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Loan defaults of this type could materially adversely affect our business, financial condition and our results of operations and cause our stock price to fall. They also could result in a substantial reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to " --- --- Failure to satisfy federal income tax requirements for REIT's could reduce our distributions, reduce our income and cause our stock price to fall.

OUR  OPTION TO  ACQUIRE  R&D  PROPERTIES  DEVELOPED  ON  EXISTING  LAND AND LAND
   ACQUIRED IN THE FUTURE BY THE BERG GROUP WILL TERMINATE WHEN THE BERG GROUP'S OWNERSHIP INTEREST HAS BEEN REDUCED.

     The Berg Land Holdings Option Agreement, as amended, which provides us with significant benefits and opportunities to acquire additional R&D properties from the Berg Group, will expire when the Berg Group and their affiliates (excluding us and the operating partnerships) own less than 65% of our common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as shares of common stock issuable upon exchange of all O.P. Units. Termination of the Berg Land Holdings Option Agreement could result in limitation of our growth, which could cause our stock price to fall.

WE MAY CHANGE OUR  INVESTMENT  AND  FINANCING  POLICIES AND  INCREASE  YOUR RISK
   WITHOUT STOCKHOLDER APPROVAL.

     Our board of directors determines the investment and financing policies of the operating partnerships and our policies with respect to certain other activities, including our business growth, debt capitalization, distribution and operating policies. Our board of directors may amend these policies at any time without a vote of the stockholders. Changes in these policies could materially adversely affect our financial condition, results of operations and ability to make cash distributions to our stockholders, which could harm our business and cause our stock price to fall. For more information please refer to "Item 7. --- Managements Discussion and Analysis of Financial Condition and Results of operations Policies with Respect to Certain Activities."

ANTI-TAKEOVER  PROVISIONS IN OUR CHARTER COULD PREVENT ACQUISITIONS OF OUR STOCK
   AT A SUBSTANTIAL PREMIUM.

     Provisions of our charter and our bylaws could delay, defer or prevent a transaction or a change in control of our corporation, or a similar transaction, that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders. Provisions of the Maryland general corporation law, which would apply to potential business combinations with acquirers other than the Berg Group or stockholders who invested in us in December 1998, also could prevent the acquisition of our stock for a premium, as discussed in "Certain Provisions of Maryland Law and of our Charter and Bylaws."

AN INVESTMENT  IN OUR STOCK  INVOLVES  RISKS RELATED TO REAL ESTATE  INVESTMENTS
   THAT COULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO FALL.

     RENTAL INCOME VARIES. Real property investments are subject to varying degrees of risk. Investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation which our properties generate, as well as our related expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our income and ability to make distributions to our stockholders will be adversely affected. Income from our properties may also be adversely affected by general economic conditions, local economic conditions such as oversupply of commercial real estate, the attractiveness of our properties to tenants and prospective tenants, competition from other available rental property, our ability to provide adequate maintenance and insurance, the cost of tenant improvements, leasing commissions and tenant inducements and the potential of increased operating costs, including real estate taxes.

     EXPENDITURES FOR PROPERTY OWNERSHIP ARE FIXED. Income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws, including real estate, zoning and tax laws, interest rate levels and the availability of financing. Various significant expenditures associated with an investment in real estate, such as mortgage payments, real estate taxes and maintenance expenses, generally are not reduced when circumstances cause a reduction in revenue from the investment. Thus, our operating results and our cash flow may decline materially if our rental income is reduced.

     ILLIQUIDITY. Real estate investments are relatively illiquid, which limits our ability to restructure our portfolio in response to changes in economic or other conditions.

     GEOGRAPHIC CONCENTRATION. All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as the "Silicon Valley." The Silicon Valley economy has been strong for the past several years, but future increases in values and rents for our properties depend to a significant extent on the health of this region's economy.

     LOSS OF KEY TENANTS. Most of our properties are occupied by single tenants, many of whom are large, publicly traded information technology companies. Losing a key tenant could adversely affect our operating results and our ability to make distributions to stockholders if we are unable to obtain replacement tenants promptly.

     TENANT  BANKRUPTCIES.   Key  tenants  could  seek  the  protection  of  the
bankruptcy laws, which could result in the rejection and termination of their leases, thereby causing a reduction in our income.

     OUR SUBSTANTIAL INDEBTEDNESS. Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Failure to renew or replace the Berg Group line of credit when it expires in March 2001 would materially affect our business and affect our ability to pay dividends to stockholders. We cannot assure you that we will be able to obtain a replacement line of credit with terms similar to the Berg Group line of credit, or at all. Our cost of borrowing funds could increase substantially after the Berg Group line of credit expires. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

     ENVIRONMENTAL CLEAN-UP LIABILITIES. Our properties and properties formerly held by our subsidiaries may expose us to liabilities under applicable environmental and health and safety laws. If these liabilities are material, our financial condition and ability to pay cash distributions may be affected adversely, which would cause our stock price to fall.

     UNINSURED LOSSES. We may sustain uninsured losses with respect to some of our properties. If these losses are material, our financial condition, our operating results and our ability to make distributions to our stockholders may be affected adversely.

     EARTHQUAKE DAMAGES ARE UNINSURED. All of our properties are located in areas that are subject to earthquake activity. Our insurance policies do not cover damage caused by seismic activity, although they do cover losses from fires after an earthquake. We generally do not consider such insurance coverage to be economical. If an earthquake occurs and results in substantial damage to our properties, we could lose our investment in those properties, which loss would have a material adverse effect on our financial condition, our operating results and our ability to make distributions to our stockholders.

FAILURE TO SATISFY FEDERAL INCOME TAX  REQUIREMENTS  FOR REIT'S COULD REDUCE OUR
   DISTRIBUTIONS, REDUCE OUR INCOME AND CAUSE OUR STOCK PRICE TO FALL.

     FAILURE TO QUALIFY AS A REIT. We intend to elect to be a REIT and to be taxed as such under the federal income tax laws for the year ended December 31, 1999. Although we currently intend to operate in a manner designed to enable us to qualify and maintain our REIT status, it is possible that economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our board of directors either to refrain from making the REIT election or to revoke that election once made. To maintain REIT status, we must meet certain tests for income, assets, distributions to stockholders, ownership interests and other significant conditions. If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain provisions of the tax laws, we would be disqualified from treatment as a REIT for the four taxable years following the year in which our qualification was lost. As a result, funds available for distribution to our stockholders would be reduced for each of the years involved and, in addition, we would no longer be required to make distributions to our stockholders.

     REIT DISTRIBUTION REQUIREMENTS. To maintain REIT status, we must distribute as a dividend to our stockholders at least 95% of our otherwise taxable income, after certain adjustments, with respect to each tax year. We may also be subject to a 4% non-deductible excise tax in the event our distributions to stockholders fail to meet certain other requirements. Failure to comply with these requirements could result in our income being subject to tax at regular corporate rates and could cause us to be liable for the excise tax.

     OWNERSHIP LIMIT NECESSARY TO MAINTAIN REIT QUALIFICATION. As a REIT, the federal tax laws restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less. Our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. In addition, as permitted by our charter, our board of directors has authorized an exception to two other stockholders that permits them to collectively own, directly or indirectly, up to 18.5% of our common stock on an aggregate basis, subject to the terms of an ownership limit exemption agreement. In general, our charter prohibits the transfer of shares which result in a loss of our REIT qualification and provides that any such transfer or any other transfer which causes a stockholder to exceed the ownership limit will result in the shares being automatically transferred to a trust for the benefit of a charitable beneficiary. Accordingly, in the event that either the Berg Group or the two stockholders increase their stock ownership in our corporation, a stockholder who acquires shares of our common stock, even though his, her or its aggregate ownership may be less than 9%, may be required to transfer a portion of that stockholder's shares to such a trust in order to preserve our status as a REIT.

STOCKHOLDERS ARE NOT ASSURED OF RECEIVING CASH DISTRIBUTION FROM US.

     Our income will consist primarily of our share of the income of the operating partnerships, and our cash flow will consist primarily of our share of distributions from the operating partnerships. Differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of the operating partnerships and the effect of required debt amortization payments could require us to borrow funds, directly or through the operating partnerships, on a short-term basis to meet our intended distribution policy.

     Our board of directors will determine the amount and timing of distributions by the operating partnerships and of distributions to our stockholders. Our board of directors will consider many factors prior to making any distributions, including the following:

     -    the amount of cash available for distribution;

     -    the operating partnerships' financial condition;

     -    whether to reinvest funds rather than to distribute such funds;

     -    the operating partnerships' capital expenditures;

     - the effects of new property acquisitions, including acquisitions under our existing agreements with the Berg Group;

     - the annual distribution requirements under the REIT provisions of the federal income tax laws; and

     -    such other factors as our board of directors deems relevant.

     We cannot assure you that we will be able to meet or maintain our cash distribution objectives.

OUR PROPERTIES COULD BE SUBJECT TO PROPERTY TAX REASSESSMENTS.

     We do not believe that our acquisition of interests in the operating partnerships in the UPREIT acquisition resulted in any statutory changes in ownership that could give rise to a reassessment of any of the properties for California property tax purposes. We cannot assure you, however, that county assessors or other tax administrative agencies in California will not attempt to assert that such a change occurred as a result of these transactions. Although we believe that such a challenge would not be successful ultimately, we cannot assure you regarding the outcome of any related dispute or proceeding. A reassessment could result in increased real estate taxes on our properties that, as a practical matter, we may be unable to pass through to our tenants in full. This could reduce our net income and our funds available for distribution and cause our stock price to fall.

OUR   OBLIGATION  TO  PURCHASE   TENDERED  O.P.  UNITS  COULD  REDUCE  OUR  CASH
   DISTRIBUTIONS.

     Each of the limited partners of the operating partnerships, other than Mr. Berg and Clyde J. Berg, has the annual right to cause the operating partnerships to purchase the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the ten-trading-day period immediately preceding the date of tender. Upon a limited partner's exercise of any such right, we will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights became exercisable on December 29, 1999, and are available once during a 12-month period. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, we or the operating partnerships will be entitled to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million. The exercise of these put rights may reduce the amount of cash that we have available to distribute to our stockholders and could cause our stock price to fall.

     In addition, after December 1999, all O.P. Unit holders may tender their O.P. Units to us for shares of common stock on a one-for-one basis at then-current market value or an equivalent amount in cash, at our election. If we elect to pay cash for the O.P. Units, our liquidity may be reduced and we may lack sufficient funds to continue paying the amount of our anticipated or historical cash distributions. This could cause our stock price to fall.

SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

     We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of the common stock. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if the limited partners elect to tender O.P. Units to us using their put rights. In addition, the holders of approximately 1 million shares of common stock that can be sold subject to Rule 144, including the volume limitation or Rule 144(k), can resell those shares free of or Rule 144 restriction or under another currently effective resale prospectus. We may halt offers and sales of shares under that prospectus under certain circumstances.

MARKET INTEREST RATES MAY REDUCE THE VALUE OF THE COMMON STOCK.

     One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, as a percentage of the price of such shares, relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, increase the funds available for us to distribute, and, in fact, would likely increase our borrowing costs and decrease funds available for distribution. Thus, higher market interest rates could cause the price of our common stock to fall.

Item 2.  Properties

GEOGRAPHIC AND TENANT FOCUS

     We focus on the facility requirements of information technology companies in the Silicon Valley, which include space for office, research and development, light manufacturing and assembly. With the Silicon Valley's highly educated and skilled work force, history of numerous successful start-up companies and large contingent of venture capital firms, we believe that this region will continue to spawn successful new high-growth industries and entrepreneurial businesses to an extent matched nowhere else in the United States. We believe that our focus and thorough understanding of the Silicon Valley real estate market enable us to:

     -    anticipate trends in the market;
     - identify and concentrate our efforts on the most favorably located sub-markets;
     - take advantage of our experience and extensive contacts and relationships with local government agencies, real estate brokers and subcontractors, as well as with tenants and prospective tenants; and
     -    identify strong tenants

     All of our properties are general purpose R&D properties, located in desirable sub-markets of the Silicon Valley. Many of our properties have been developed for, or leased to, single tenants, many of which are large, publicly traded information technology companies. Most of our major tenants have occupied our properties for many years under triple-net leases that require the tenant to pay substantially all operating costs, including property insurance, real estate taxes and general operating costs.

LEASING

     The current leases for the properties typically have terms ranging from three to ten years. Most of the leases provide for fixed periodic rental increases. Substantially all of the leases are triple-net leases pursuant to which the tenant is required to pay substantially all of the operating expenses of the property, including all maintenance and repairs, excluding only certain structural repairs to the building shell, property taxes and insurance. Most of the leases contain renewal options which allow the tenant to extend the lease based on adjustments to then prevailing market rates, or based on fixed rental adjustments, which may be below market rates.

PROPERTY PORTFOLIO

     All of our properties are R&D properties. Generally, our properties are one- to four-story buildings of tilt-up concrete construction, have 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from 18,000 to 211,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants' requirements with the use of movable dividers.

     The following table sets forth certain information relating to our properties as of December 31, 1999.

                                                   Percentage                                             Major
                                        Total     Leased as of    Average                                Tenants'
                           No. of      Rentable    December 31,     1999                                Rentable      1999 Annual
Location                 Properties     Sq. Ft.       1999       Occupancy    Major Tenants              Sq. Ft.     Base Rents (1)
------------------------------------------------------------------------------------------------------------------------------------
10401 Bubb(2)                1          20,330        100%          100%      Celerity Systems           20,330       $  386,255

2001 Logic                   1          72,426        100%          100%      Xilinx                                   1,477,902

45700 Northport Loop         1          47,570        100%          100%      Philips Electronics        47,570          698,346

45738 Northport Loop         1          44,256        100%          100%      EIC Corporation            44,256          532,643

4050 Starboard Drive         1          52,232        100%          100%      Flash Electronics, Inc.    52,232          752,141

3501 W. Warren Ave.-
  46600 Fremont Blvd.        1          67,864        100%          100%      Alcatel Comptech, Inc      51,864        1,098,869

48800 Milmont Drive          1          53,000        100%          100%      Premisys Communications    53,000          591,687

4750 Patrick Henry           1          65,780        100%           92%      Intertrust Networking      65,780        1,016,301

4949 Hellyer Avenue          1         200,484        100%          100%      Cisco Systems Inc.        200,484        2,033,580

Triangle Technology Park(3)  7         416,527         89%           97%      Intevac Corporation       166,663        4,798,101
                                                                              SDL, Inc.                 102,150
                                                                              Maxell Corporation         63,812

5850-5870 Hellyer            1         109,715        100%          100%      Clear Logic, Inc.          64,805        1,322,204
                                                                              Gaxzoox Networks, Inc.     44,910

2251 Lawson                  1         125,000        100%          100%      Amdahl Corporation        125,000        1,249,345

1230 Arques                  1          60,000        100%          100%      Amdahl Corporation         60,000          305,669

1250 Arques                  4         200,000        100%          100%      Amdahl Corporation        200,000          755,922

3120 Scott                   1          75,000        100%          100%      Amdahl Corporation         75,000        1,217,833

20400 Mariani                1         105,000        100%          100%      Behring Diagnostics       105,000        1,008,000

10500 De Anza                1         211,000        100%          100%      Apple Computer, Inc.      211,000        4,338,840

20605-705 Valley Green       2         142,000        100%          100%      Apple Computer, Inc.      142,000        1,975,382

10300 Bubb                   1          23,400        100%          100%      Apple Computer, Inc.       23,400          393,120

10440 Bubb Road              1          19,500        100%          100%      Linotext Digital Color     19,500          252,720

10460 Bubb                   1          48,302        100%          100%      General Surgical           48,302          579,624
                                                                                Innovations, Inc.

1135 Kern Avenue             1          18,300        100%          100%      Davicom Semiconductor,     18,300          244,029

1190 Morse/405 Tasman        1          28,350        100%          100%      Coptec West                28,350          328,292

450 National                 1          36,100        100%          100%      Savi Technology, Inc.      36,100          345,756

3301 Olcott                  1          64,500        100%          100%      NEC Electronics, Inc.      64,500        1,103,153

2800 Bayview                 1          59,736        100%          100%      Concept System Design,     59,736          636,078

6850 Santa Teresa            1          30,000          0%           75%      Vacant                                     160,146

140-150 Great Oaks-6781      2         105,300        100%           88%      Atcor Corporation          52,000          746,813
                                                                              Amtech Corporation         31,500

6540-6541 Via Del Oro        2          66,600        100%          100%      Exsil Incorporated         20,078          613,145
                                                                              Alcatel Network Systems,   17,400
                                                                                Inc.
                                                                              Modutek                    17,400

6311-6351 San Ignacio        5         360,254        100%          100%      On Command Video          131,320        3,738,213
                                                                              Sequel, Inc.               66,042
                                                                              Avnet, Inc.                53,494
                                                                              Photon Dynamics            50,400
                                                                              Teledex                    30,000

6320-6360 San Ignacio        1         157,292        100%          100%      Bell Sports, Inc.          63,638        1,573,237
                                                                              Delrina/Symantec Corp.     45,000

2610 N. First St.&75         2         170,810        100%          100%      Comerica Bank              93,984        2,103,850
                                                                              County of Santa Clara      63,310

2033-2243 Samaritan          3         235,122        100%          100%      Condor Systems            110,490        2,931,310
                                                                              Texas Instrument           48,677

1170 Morse                   1          34,750        100%          100%      CA Parkinsons              34,750          385,064

3236 Scott                   1          54,672        100%          100%      Celeritek, Inc.            54,672          698,712

1212 Bordeaux                1          71,800        100%          100%      ESL Incorporated           71,800        1,273,344

McCandless Technology        14        705,956       97.1%         99.7%      Larscom, Inc.             118,708        8,816,272
                                                                              Arrow Electronics, Inc.   104,606
                                                                              Mektec Corporation         51,602
                                                                              Sherpa Corporation         50,768
                                                                              Chartered Semiconductor    45,312
                                                                              Adaptec                    42,700
                                                                              Panasonic Industrial Co.   40,970

1600 Memorex Drive           1         107,500        100%          100%      Sasco                     107,500          714,999

1650 Richard Ave.            1          52,800        100%          100%      Forward Technology         52,800          678,941

1700 Richard Ave.            1          58,783        100%          100%      IXC Communications         58,783          235,130(2)
                          --------------------                                                                      ----------------

TOTAL                       80       5,307,048                                                                      $ 69,237,107
                          --------------------                                                                      ----------------


(1)  Annual cash rents do not include any effect for straight-lining.

(2) The property was purchased during 1999. The 1999 Annual Base Rent reflects rent received from the date of acquisition through December 31, 1999.

     We own 100% of all of the properties, except for one of the buildings in the Triangle Technology Park, which is owned by a joint venture in which we, through an operating partnership, own a 75% interest, and the property at 10401 Bubb Rd., which is owned by a joint venture in which we, through an operating partnership, own an 83.33% interest.

LEASE EXPIRATIONS

     The following table sets forth a schedule of the lease expirations for the properties for each of the ten years beginning with 2000, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 75,998 rentable square feet, that was vacant as of December 31, 1999.

                   Number of                                                           Percentage of Total Annual
  Year of Lease     Leases      Rentable Square Footage      2000 Annual Base Rent      Base Rent Represented By
   Expiration      Expiring   Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
--------------------------------------------------------------------------------------------------------------------
     2000             5                125,662                $  1,176,828                         1.4%
     2001            19                457,087                   5,135,835                         6.3%
     2002            20              1,122,542                  15,938,232                        19.7%
     2003            13                542,348                   6,545,823                         8.1%
     2004            23              1,203,949                  15,499,233                        19.1%
     2005            12                506,651                   7,284,471                         9.0%
     2006             4                745,321                  22,496,351                        27.8%
     2007             5                271,281                   3,001,213                         3.7%
     2008             1                125,000                   1,384,538                         1.7%
     2009             2                131,209                   2,577,972                         3.2%
             --------------------------------------------------------------------------------------------------

                    104              5,231,050                 $81,040,496                         100%
             --------------------------------------------------------------------------------------------------


(1) The base rent for leases expiring in 2000 is based on January 2000 monthly rents multiplied by 12. Base rent for all leases expiring after 2000 are based upon scheduled 2000 annual rents.

(2)  Based upon 2000 annual rents as discussed in Note (1).

RECENT DEVELOPMENTS

     The Berg Group recently acquired approximately 9.5 acres of land in Sunnyvale, California with an existing 98,500 rentable square foot shell building and expansion space for approximately a 100,000 rentable square foot building. This site has been leased to Global Centers, Inc. for 15 years with a lease for the 98,500 square foot building commencing in April 2000 and a lease for the 100,000 square foot building commencing in March 2001. The Company has the option to acquire this project from the Berg Group upon its completion of the 100,000 square foot building under the Berg Land Holdings Option Agreement. The Company will receive no rents from this property prior to the exercise of this option.

     In January 2000, we acquired a newly constructed R & D property leased to E-Tek Dynamics, Inc. on Automation Parkway in San Jose, California consisting of 80,640 square feet of rentable space. We acquired this property under the Pending Projects Acquisition Agreement. We paid approximately $14.6 million for this property. In connection with this acquisition, the operating partnerships assumed total debt of approximately $5.0 million and issued a total of 1,346,480 O.P. Units to the Berg Group. The acquisition was effective as of January 5, 2000.

ENVIRONMENTAL MATTERS

     To date, compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment has not had any material effects upon our capital expenditures, earnings or competitive position.

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. Such laws often impose liability on the owner and expose the owner to governmental proceedings without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any specific property is generally not limited and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remove or remediate such substances, may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for treatment or the disposal of hazardous or toxic substances may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at a disposal facility, regardless of whether the facility is owned or operated by such owner or entity. In connection with the ownership of the properties or the treatment or disposal of hazardous or toxic substances, we may be liable for such costs.

     Some of our properties are leased, in part, to businesses, including manufacturers, that use, store or otherwise handle hazardous or toxic substances in their business operations. These operations create a potential for the release of hazardous or toxic substances. In addition, ground water contaminated by chemicals used in various manufacturing processes, including semiconductor fabrication, underlies a significant portion of northeastern Santa Clara County, where may of our properties are located.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We are aware that there are abestos-containing materials, or ACMs, present at several of the properties, primarily in floor coverings. We believe that the ACMs present at these properties are generally in good condition and that no ACMs are present at the remaining properties. We believe we are in compliance in all material respects with all present federal, state and local laws relating to ACMs and that if we were given limited time to remove all ACMs present at the properties, the cost of such removal would not have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders.

     Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties and the preparation and issuance of a written report, but do not include soil sampling or sub-surface investigations and typically do not include an asbestos survey. Environmental assessments have been conducted for about half of the properties.

     The environmental investigations that have been conducted on our properties have not revealed any environmental liability that we believe would have a material adverse effect on our financial condition, results of operations and assets, and we are not aware of any such liability. Nonetheless, it is possible that there are material environmental liabilities of which we are unaware. We cannot assure you that future laws, ordinances, or regulations will not impose any material environmental liability, or that the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to us.

Item 3.  Legal Proceedings

     Neither we, the operating partnerships nor the properties are subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, the operating partnerships or the properties. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business, and we do not consider any of such proceedings to be material.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The previous halt in trading instituted by AMEX, which began at the opening of trading on October 20, 1997, ended when trading resumed on December 8, 1998. The high and low sale prices per share of common stock during each quarter of 1998 and 1999 were as follows:

                                  1999                              1998
                     ------------------------------    ------------------------------
                          Low             High            Low(1)           High(1)
                     -------------    -------------    -------------    -------------
1st Quarter              6 3/8            7 1/8             N/A              N/A
2nd Quarter              7 1/16           8 7/8             N/A              N/A
3rd Quarter              7 3/8            8 5/8             N/A              N/A
4th Quarter(2)           7 3/16           8 5/16           6 1/2             11

(1) High and low information for the first three quarters of 1998 is not presented because trading of the common stock was suspended during this period.

(2) During the fourth quarter of 1998, amounts shown reflect high and low upon commencement of trading.

     As of March 15, 2000, the number of holders of record of the common stock was 408. We declared and paid total dividends of $0.56 per share during 1999. No dividends were declared or paid during 1998.

     The closing price of our common stock on December 31, 1999 was $7.75 per share.

Item 6.  Selected Financial Data

     The following table sets forth selected historical financial information for Mission West Properties, Inc. See Part II - Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Overview "Company History" for discussion of business combinations and property dispositions that materially affect the comparability of the selected financial data. Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8 "Consolidated Financial Statements and Supplementary Data," below) and is as follows:


                                                                               One Month Ended
                                                Year Ended December 31,          December 31,           Year Ended November 30,
                                           ---------------------------------  -----------------   ----------------------------------
                                               1999              1998               1997            1997        1996        1995
                                           -------------   -----------------  -----------------   ----------  ----------  ----------
                                                                            (dollars in thousands)
      OPERATING DATA:
      Revenue:
          Rental revenues                    $73,726         $27,285                              $ 1,376     $ 7,065     $ 7,146
          Tenant reimbursements               11,047           4,193                                    -           -           -
          Other                                1,220             278          $      27               359         348         380
                                           -------------   -----------------  -----------------   ----------  ----------  ----------
      Total revenues                          85,993          31,756                 27             1,735       7,413       7,526
                                           -------------   -----------------  -----------------   ----------  ----------  ----------

      Expenses:
         Property operating and
           maintenance real estate taxes      11,467           4,821                 -                246       1,643       1,783
         Interest                             11,623           4,685                 -                425       3,045       3,435
         Interest (related parties)            2,246           3,511                 -                  -           -           -
         General and administrative
           expenses                            1,185           1,501               139              1,467         991         945
         Depreciation and amortization        13,156           5,410                 -                246       1,369       1,352
                                           -------------   -----------------  -----------------   ----------  ----------  ----------
                                              39,677          19,928               139              2,384       7,048       7,515
                                           -------------   -----------------  -----------------   ----------  ----------  ----------
         Income before gain (loss) on sale
           of real estate assets, minority
           interest and income taxes          46,316          11,828              (112)              (649)        365          11
         Gain (loss) on sale                       -               -                 -              4,736        (306)         76
         Income (loss) before minority
           interest and income taxes          46,316          11,828              (112)             4,087          59          87
         Minority interest                    39,785          12,049                 -                  -           -           -
                                           -------------   -----------------  -----------------   ----------  ----------  ----------
         Income (loss) before income taxes     6,531            (221)             (112)             4,087          59          87
         (Benefit) provision for income            -               -               (38)             1,043          24          35
                                           -------------   -----------------  -----------------   ----------  ----------  ----------
             Net income (loss)             $   6,531        $   (221)         $    (74)           $ 3,044     $    35     $    52
                                           =============   =================  =================   ==========  ==========  ==========

         Basic income (loss) per share (1)     $.52           $(.13)             $(.05)             $18.48        $.77      $1.12
         Diluted income (loss) per             $.52           $(.13)             $(.05)             $18.48        $.72      $1.06

      PROPERTY AND OTHER DATA (2):

         Total properties, end of period         80              71
         Total square feet, end of period     5,307           4,519
         Average monthly rental revenue
           per square foot (3)                $1.16           $0.95
         Occupancy at end of period              99%             99%

FUNDS FROM OPERATIONS (2)(4):               $59,079         $17,238

         Cash flow from operations            60,298        $16,264              $ (46)           $ (1,000)     $1,221       $598
         Cash flow from investing            (12,084)          (118)                 -              46,198       2,528        191
         Cash flow from financing            (41,907)       (21,469)               150             (42,844)     (1,204)    (2,415)


                                                              December 31,                                  November 30,
                                         ----------------------------------------------------   ------------------------------------
                                             1999              1998               1997            1996         1995         1994
                                         -------------   -----------------  -----------------   ----------   ----------   ----------
                                                                            (dollars in thousands)
BALANCE SHEET DATA (5)

         Real estate assets, net of
           accumulated depreciation         $697,616        $516,029                  -           $46,285      $47,597     $49,612
         Total assets                        712,704         519,866          $   5,763                         47,570      50,963
         Debt                                133,952         184,389                  -                         31,967      34,382
         Debt - related parties               31,193          20,752                  -                 -            -           -
         Total liabilities                   215,212         213,234                552            32,142       33,433      36,243
         Minority interest                   396,810         273,379                  -                 -            -           -
         Stockholders' equity                100,682          33,253              5,211            14,182       14,137      14,720

         Common stock outstanding         16,972,374      8,218,594           1,501,104            45,704       45,624      48,957
         O.P. Units issued and
           outstanding                    76,205,789     60,151,697                   -                 -            -           -

(1)  As adjusted  for the 1 for 30 reverse  stock split in  November  1997.

(2)  Property and other data shown only as of December 31, 1999 and 1998.

(3) Average monthly rental revenue per square foot has been determined by taking the total base rent for the period, divided by the number of months in the period, and then divided by the total square feet of occupied space.

(4) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. See Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Policies.

(5)  Balance sheet information for 1997 is shown as of December 31, 1997.

     The following table sets forth selected historical financial information for the Berg Properties (our accounting predecessor) as of and for the periods indicated on an historical basis. Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II -
Item 8 "Consolidated Financial Statements and Supplementary Data," below) and is as follows:

                                                        Six Months
                                                          Ended
                                                         June 30,           Year Ended December 31,
                                                       ------------  ------------------------------------
                                                          1998          1997        1996        1995
                                                       ------------  -----------  ----------  ----------

                                                                     (dollars in thousands)
                  OPERATING DATA:
                  Revenue:

                     Rental revenues                     $22,341      $40,163     $28,934     $23,064
                     Tenant reimbursements                 3,826        6,519       3,902       4,193
                                                       ------------  -----------  ----------  ----------
                       Total revenue                      26,167       46,682      32,836      27,257
                                                       ------------  -----------  ----------  ----------

                  Expenses:
                     Operating expenses                    2,088        3,741       1,906       2,032
                     Real estate taxes                     2,126        4,229       3,750       3,595
                     Management fee (related parties)        645        1,050         827         654
                     Interest (related parties)               61          248         293         357
                     Interest                              3,044        5,919       6,090       6,190
                     Depreciation and amortization         3,862        7,717       6,739       6,323
                                                       ------------  -----------  ----------  ----------
                                                          11,826       22,904      19,605      19,151
                                                       ------------  -----------  ----------  ----------
                     Income before gain on sale of
                       real estate and extraordinary      14,341       23,778      13,231       8,106
                       item
                     Gain on sale                              -         -           -         20,779
                                                       ------------  -----------  ----------  ----------
                     Income before extraordinary item     14,341       23,778      13,231      28,885
                     Extraordinary item                        -         -              610     3,206
                                                       ------------  -----------  ----------  ----------
                       Net income                        $14,341      $23,778     $13,841     $32,091
                                                       ============  ===========  ==========  ==========

                  PROPERTY AND OTHER DATA:

                     Total properties, end of period          58           58          53          50
                     Total square feet, end of period      3,779        3,779       3,392       3,195
                     Average monthly rental revenue
                       per square foot (1)                 $0.95        $0.86       $0.78       $0.71
                     Occupancy at end of period              100%        97.7%       91.9%       87.4%

                  FUNDS FROM OPERATIONS(2)               $18,203      $31,495     $19,970     $14,429

                     Cash flow from operations           $17,798      $29,909     $20,248     $16,392
                     Cash flow from investing                690      (17,251)    (29,275)     (6,353)
                     Cash flow from financing            (24,207)      (8,432)      9,433     (10,013)


                                                                                December 31,
                                                         June 30,    ------------------------------------
                                                          1998          1997        1996        1995
                                                       ------------  -----------  ----------  ----------
                                                                    (dollars in thousands)
                  BALANCE SHEET DATA:
                     Real estate assets, net of
                       accumulated depreciation          $95,600     $100,152       $90,710    $72,319
                     Total assets                        104,546      113,950        97,651     73,730
                     Debt                                 37,868       76,507        73,416     69,543
                     Debt - related parties              156,632        1,975         2,546      3,051
                     Total liabilities                   200,779       84,299        80,826     76,199
                     Partners' (deficit) / equity        (96,233)      29,651        16,825     (2,469)



(1) Average monthly rental revenue per square foot has been determined by taking the base rent for the period, divided by the number of months in the period, and then divided by the total square feet of occupied space.

(2) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. See Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Policies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES OF MISSION WEST PROPERTIES, INC.. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN PART I - ITEM 1 "BUSINESS - RISK FACTORS."

OVERVIEW

     In May 1998, we, the Berg Group members, John Kontrabecki, and certain other persons entered into the Acquisition Agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships. We effected our purchase of the general partnership interests by issuing to each of the operating partnerships a demand note bearing interest at 7.25% per annum, aggregating $35.2 million of principal payable no later than July 1, 2000 (the `Demand Notes"). Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition. Each O.P. Unit may be exchanged for one share of common stock pursuant to certain exchange rights and is treated as a share of common stock on a fully diluted basis and also represents our minority ownership interests. At December 31, 1999, we owned an 18.28% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     On December 29, 1998, we sold 6,495,058 shares of common stock at a price of $4.50 per share to a number of accredited investors to complete our May 1998 private placements. The aggregate proceeds, net of fees and offering costs, of approximately $27.8 million were used to pay down amounts outstanding under the Demand Notes due to the operating partnerships. Also as of December 29, 1998, we and the limited partners in the operating partnerships entered into the Exchange Rights Agreement, and we entered into the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement with the Berg Group and other sellers.

     In April 1999, we acquired an approximately 515,700 square foot five-building R&D complex, leased to Microsoft, on L'Avenida Avenue in Mountain View, California by purchasing all of the interests of Baccarat Shoreline LLC, which we have renamed Mission West Shoreline LLC, a wholly owned limited liability company of Mission West Properties L.P. In the transaction, we assumed debt totaling approximately $57.1 million on a consolidated basis, and the former members of Baccarat Shoreline LLC received 13,206,629 O.P. Units, of which various members of the Berg Group received 12,467,058 O.P. Units.

     In July 1999, we completed a public offering of 8,680,000 shares of our common stock at $8.25 per share. The net proceeds of approximately $66.9 million, after deducting underwriting discounts and other offering costs, were used to reduce the outstanding balance on the line of credit with Wells Fargo Bank, N.A. ("Wells Fargo line") by approximately $41.0 million and to reimburse Microsoft Corporation for approximately $25.0 million for shell and tenant improvements on the Microsoft project. The remaining net proceeds of approximately $900,000 were retained for general corporate purposes.

     At December 31, 1999, the outstanding balance under the Demand Notes owed to the operating partnerships was $1.1 million. The principal of the Demand Notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt be it in this form or refinanced with another lender, is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to our stockholders.

     We intend to elect and qualify to be taxed as a REIT for the the taxable year ended December 31, 1999.

     We have two wholly owned corporate subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

COMPANY HISTORY

     Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust. It operated as a REIT, investing primarily in short-term and intermediate-term construction and development loans secured by first trust deeds on real property. In 1974, Palomar Mortgage Investors terminated new loan activity and, in 1975, changed its name to Mission Investment Trust. In 1979, Mission Investment Trust terminated its status as a REIT and began to develop and market the properties that it owned. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust.

     In January and May 1997, we sold all of our real estate assets to Spieker Properties, L.P. for approximately $50.5 million in cash. In February 1997, we paid a special dividend of $9.00 per share to our stockholders. After the sale of assets and the payment of the dividend to stockholders, we retained only nominal assets. The board of directors and management considered available strategic alternatives for the remaining corporate entity, including possible business or asset acquisitions or combinations, a sale of the corporate entity, and outright liquidation.

     Subsequently, we accepted a proposal by the Berg Group to acquire control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties, from the Berg Group. On May 27, 1997, we entered into a stock purchase agreement with the Berg Group, which transferred most of its share purchase rights to unaffiliated accredited investors. The transaction was completed on September 2, 1997, at which time all of our existing officers and directors resigned and the Berg Group and the other investors acquired a 79.6% controlling ownership position as a group.

     In July 1998, we acquired control of four existing limited partnerships (referred to collectively as the "operating partnerships"), by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes ("the Acquisition"). We purchased an approximate 12.11% interest in each of the operating partnerships. We effected the purchase of our general partnership interests by issuing to the operating partnerships separate demand notes bearing interest at 7.25% per annum. The total principal amount of the Demand Notes issued was $35,200. All limited partnership interests in the operating partnerships were converted into 59,479,633 units of limited partnership interest, which represented an ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which we will own our assets, will make our future acquisitions, and generally conduct our business.

     On October 20, 1997, we paid a further distribution of $3.30 per share to our stockholders from available cash, including approximately $900,000 received in the September 1997 transaction. No portion of the distribution was paid on shares acquired by the Berg Group and its co-investors. In connection with that distribution, the AMEX halted trading of the common stock on October 20, 1997. Neither we nor the AMEX set a deadline for the resumption of trading, nor did the AMEX provide guidance beyond declaring its desire that we have a firm commitment to acquire a controlling interest in the R&D properties of the Berg Group and to raise additional capital. On November 23, 1998, we sent to stockholders a proxy statement/prospectus for a meeting on December 28, 1998 to approve or ratify the transactions constituting our UPREIT acquisition, our sale of common stock under two May 1998 private placements, the pending projects acquisition agreement and the Berg land holdings option agreement between us and the Berg Group, and our reincorporation in the State of Maryland. On December 8, 1998, the AMEX recommenced trading of our common stock.

     On December 28, 1998, our stockholders approved and ratified the proposed transactions, and on December 30, 1998, we reincorporated under the laws of the State of Maryland through the merger of Mission West Properties into Mission West Properties, Inc. Shares of the former company, Mission West Properties, a California corporation, which were outstanding at December 30, 1998, were converted into shares of our common stock on a one-for-one basis.

RESULTS OF OPERATIONS

     Our acquisition of the general partnership interests in the operating partnerships during the third quarter of 1998 substantially altered our operations. As a consequence, operating results for the year ended December 31, 1999 are not meaningfully comparable to our operating results for the same period of 1998, and operating results for the year ended December 31, 1998 are not meaningfully comparable to operating results for the thirteen-month period ended December 31, 1997.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 1999 TO THE YEAR ENDED  DECEMBER 31,
  1998.

     As of December 31, 1999, we owned a general partnership interest of 20.28%, 21.32%, 15.33% and 12.18% in Mission West Properties, L.P., Mission West
Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. We owned an 18.28% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 1999. We owned a 12.02% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 1998.

     The year ended December 31, 1999 was our first full year of operation with the R & D properties acquired from the Berg Group and others in July 1998.

     For the year ended December 31, 1999, rental revenues from real estate were approximately $73.7 million, which included an increase of approximately $4.3 million over base rental revenues to reflect rental revenues on a straight-line basis. Tenant reimbursements were approximately $11.0 million, and other income, including interest, was approximately $1.2 million. Included in other income is a gain of $393,000 from the sale of securities. Total expenses for the year ended December 31, 1999, were approximately $39.7 million, of which approximately $38.5 related directly to our real estate operations. General and administrative expenses accounted for the remainder of the expenses.

     The minority interest portion of income was approximately $46.3 million, resulting in net income of approximately $6.5 million for the year ended December 31, 1999. Minority interest represents the limited partners' ownership interest of 81.72%, on a weighted average basis as of December 31, 1999, in the operating partnerships.

COMPARISON  OF THE YEAR ENDED  DECEMBER  31, 1998 TO THE  THIRTEEN-MONTH  PERIOD
  ENDED DECEMBER 31, 1997.

     As of December 31, 1998, we owned a general partnership interest of 12.04%, 12.11%, 11.96% and 12.11% in Mission West Properties, L.P., Mission West
Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. The acquisition of the general partnership interests in the operating partnerships in July 1998 was accounted for as a purchase. Our consolidated operating results for the year ended December 31, 1998 include the results of operations, assets and other financial data for the operating partnerships from July 1, 1998 through December 31, 1998. This, the results of operations for the year ended December 31, 1998 include only six months of activity for our current real estate operations, and a comparison to the full year ended December 31, 1999 is not meaningful and has been omitted.

     For the year ended December 31, 1998, rental revenues from real estate were approximately $27.3 million, which included an adjustment for straight-line rents of approximately $1.6 million. Tenant reimbursements were $4.2 million, and other income, including interest, totaled approximately $278,000. Total expenses for 1998 reached almost $20.0 million, of which approximately $18.4 million related directly to newly acquired real estate operations. General and administrative expenses accounted for the remainder of our expenses.

     The minority interest's portion of income was approximately $12.0 million, resulting in a consolidated net loss of $221,000 to us for the same period. Minority interest represents the limited partners' ownership interest of 87.98%, on a weighted average basis, in the operating partnerships.

     During the fiscal year ended December 31, 1997, we sold our entire real estate portfolio of 11 properties. Upon completion of the sale of nine of the properties, we received approximately $50.5 million in cash, from which we repaid all debt encumbering the properties, thereby eliminating all future interest expense, and paid a majority of the related transaction costs, including $3.0 million in "break-up" fees from previously terminated sales transactions. We recognized a net gain of approximately $4.7 million on the sale. In addition, we declared and paid a special dividend of $9.00 per share on February 27, 1997 to stockholders of records on February 19, 1997 and a special cash distribution of $3.30 per share on October 21, 1997 to stockholders of record on August 28, 1997. Accordingly, a comparison of the operating results for that period with the operating results for the year ended December 31, 1998 is not meaningful and has been omitted.

CHANGES IN FINANCIAL CONDITION

DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998

     During 1999, we acquired five newly constructed R&D properties, all located in Silicon Valley. These acquisitions added approximately 788,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement. The total gross acquisition price for these five properties was approximately $193.6 million. We financed these acquisitions by the operating partnerships' assumption of $36.4 million of debt due Berg & Berg Enterprises, Inc. the assumption by the operating partnerships of other liabilities of $32.8 million

(including the assumption of the sellers' obligation to reimburse Microsoft Corporation for shell and tenant improvements of $32.1 million) and, the issuance of 16,311,232 O.P. Units, of which 15,420,564 O.P. Units were issued to members of the Berg Group.

     Michael Anderson, our former Vice President, Chief Operating Officer and a director, resigned from the Company effective April 30, 1999. We had previously issued 200,000 shares of our common stock to Mr. Anderson in exchange for a note receivable payable to us for $900,000. Upon Mr. Anderson's resignation, we purchased 117,361 of the 200,000 shares of common stock, and canceled the related share purchase obligation representing $528,000 of the original $900,000 note receivable. We waived interest expense of approximately $32,000 due on the portion of the note receivable relating to the canceled shares. The remaining $372,000 of the note receivable was paid in full during the second quarter of 1999.

     In July 1999, we completed a public offering of 8,680,000 shares of our common stock at $8.25 per share. The net proceeds of approximately $66.9 million, after deducting underwriting discounts and other offering costs, were used to reduce the outstanding balance on the Wells Fargo line by approximately $41.0 million and to reimburse Microsoft Corporation for approximately $25.0 million for shell and tenant improvements on the Microsoft project. The remaining net proceeds of approximately $900,000 were retained for general corporate purposes.

     During the third quarter of 1999, we entered into a new lease agreement for 2001 Logic Drive with Xilinx Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid to us a deposit of approximately $21.6 million to secure its option right. Xilinx can exercise the option only between April 30, 2000 and July 31, 2000. Upon exercise of the option, the Company must refund the deposit amount and Xilinx must deposit into escrow funds equal to the purchase price of $21.6 million. In the event Xilinx does not exercise its option, we must refund the deposit in full to Xilinx, without interest.

     During the year ended December 31, 1999, options were exercised for a total of 191,920 shares. The exercise price for all options exercised was $4.50 per share and total proceeds to the Company were approximately $863,000.

DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997

     As a result of our acquisition of the general partnership interests and control of the operating partnerships, our financial statements consolidate the financial position and results of the operating partnerships, effective as of July 1, 1998. Accordingly, through our general partnership interests, as of December 31, 1998, we owned, operated and managed 71 properties representing 4.5 million rentable square feet.

     On September 23, 1998, in our capacity as the general partner of the operating partnerships, we obtained a loan from Prudential Insurance Company of America in the amount of $130.0 million (the "Prudential Loan"). We used the net proceeds of the loan to repay approximately $14.2 million of mortgage notes payable, and used the remaining amount to reduce the outstanding principal balance owing under the mortgage notes payable to the Berg Group, which is a related party. The loan is cross-collateralized and secured by a single deed of trust encumbering 18 properties improved with 24 buildings and consisting of approximately 1.7 million square feet of rentable space, all of which are owned by the operating partnerships. The loan bears interest at a fixed rate of 6.56% per annum, matures on October 15, 2008 and is payable in monthly installments of approximately $827,000, which includes principal, based upon a 30-year amortization, and interest. The Prudential Loan has a substantial prepayment penalty. The loan is nonrecourse to the operating partnerships and us, except with respect to certain matters such as environmental liability relating to the encumbered properties, the payment of taxes and assessments with respect to the encumbered properties, the responsibility to return security deposits to the tenants of the encumbered properties, insurance or condemnation proceeds that are not properly applied under the terms of the loan, damages that result from early termination or amendment to specified major leases, waste of the subject properties, bankruptcy or insolvency of any of the operating partnerships or us, and any fraud or misrepresentations by us or the operating partnerships in connection with the loan. In addition, some limited partners have guaranteed portions of the loan.

     On September 30, 1998, the operating partnerships assumed a $100.0 million line of credit with Wells Fargo Bank, N.A from the Berg Group. The line of credit was subsequently reduced to $50 million in October 1999. The Wells Fargo line matured February 29, 2000 and bore interest at the lesser of (a) the Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Funds Rate quoted on the first day of each calendar month plus 1.65%. Borrowings outstanding at December 31, 1998 were approximately $27.2 million.

     During the fourth quarter of 1998, we closed on the acquisition of two newly constructed R&D properties located on Richard Avenue in Santa Clara, California and Hellyer Avenue in San Jose, California. These acquisitions added approximately 163,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement. The total gross acquisition price for these two properties was approximately $13.7 million. Through the operating partnerships, we assumed approximately $9.6 million of debt due Berg & Berg Enterprises, Inc. and issued 672,064 L.P. Units of which 618,684 were issued to various members of the Berg Group.

     On March 30, 1998, Michael J. Anderson, our former Vice President and Chief Operating Officer, purchased 200,000 shares of common stock at $4.50 per share in exchange for a $900,000 note payable to us and due March 30, 2003. The note was a full recourse promissory note bearing interest at an annual rate of 5.59% and was collateralized by a pledge of the shares. Additionally, in December 1998, Mr. Anderson acquired 25,000 shares of our common stock upon partial exercise of his option grant. The exercise price was $4.50 per share.

     On December 29, 1998, we completed the sale of 6,495,058 shares of common stock, at a price of $4.50 per share, to a number of accredited investors in two May 1998 private placements. The aggregate proceeds to us, net of a fee and offering costs, was approximately $27.8 million. We used the proceeds to pay outstanding amounts under the Demand Notes owed to the operating partnerships. Offering costs included 200,000 shares of common stock issued for services rendered with the placement of such shares.

     Following the sale of all 11 of our properties in 1997, coupled with the cash dividends paid to stockholders, only cash and receivables remained and, therefore, the resulting corporate entity had insignificant revenue-generating capabilities and cash-generating capabilities and minimal operations, aside from interest income and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     We expect our principal source of liquidity for distributions to stockholders, debt service, leasing commissions and recurring capital expenditures to be Funds from Operations ("FFO"), and the borrowings under the line of credit with the Berg Group. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2000. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We expect our FFO to be the principal source of liquidity for distributions, debt service, leasing commissions and recurring capital

     Our $50 million Wells Fargo line of credit expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50 million line of credit from the Berg Group. The Wells Fargo line of credit was collateralized by 14 of our properties and was guaranteed by Mr. Berg and certain other members of the Berg Group. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in March, 2001. We believe that the terms of the Berg Group line of credit were more favorable than those available from Wells Fargo or similar lenders. See "Item 1 -- Business -- Rish Factors -- Our contractual business realationships with the Berg Group presents additional conflicts of interest which may result in the realization of economic benefits or the defferal of tax liabilities by the Berg Group without equivolent benefits to our stockholders."

     At December 31, 1999, we had total indebtedness of approximately $165.1 million, including approximately $134.0 million of fixed rate mortgage debt and approximately $31.1 million of variable rate mortgage debt due to a related party debt. Of total fixed debt, the Prudential Secured Loan represented approximately $128.3 million. During the year ended December 31, 1999, distributions payable to various members of the Berg Group of approximately $27.3 million relating to the first, second and third quarters of 1999 were converted to related party debt, on terms identical to the Wells Fargo line of credit.

     As of December 31, 1999, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based on an $7.70 per share price) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 18.6% based upon an estimated total market capitalization of approximately $887.3 million.

     The  following  table  sets  forth  certain   information   regarding  debt
outstanding as of December 31, 1999:


                                                                                             At December    Maturity      Interest
             Debt Description                            Collateral Properties                 31, 1999       Date          Rate
--------------------------------------------  --------------------------------------------  -------------  -----------  ------------
Line of Credit:                                                                                 ($ in
                                                                                               thousands)
Wells Fargo                                   1810 McCandless Drive, Milpitas, CA                             2/00        Variable
                                              1740 McCandless Drive, Milpitas, CA
                                              1680 McCandless Drive, Milpitas, CA
                                              1600 McCandless Drive, Milpitas, CA
                                              1500 McCandless Drive, Milpitas, CA
                                              1450 McCandless Drive, Milpitas, CA
                                              1350 McCandless Drive, Milpitas, CA
                                              1325 McCandless Drive, Milpitas, CA
                                              1425 McCandless Drive, Milpitas, CA
                                              1526 McCandless Drive, Milpitas, CA
                                              1575 McCandless Drive, Milpitas, CA
                                              1625 McCandless Drive, Milpitas, CA
                                              1745 McCandless Drive, Milpitas, CA
                                              1765 McCandless Drive, Milpitas, CA

Mortgage Notes Payable (related parties):
                                              2033-2043 Samaritan Drive, San Jose, CA          $31,193       12/00        Variable
                                              2133 Samaritan Drive, San Jose, CA               -------
                                              2233-2243 Samaritan Drive, San Jose, CA
Mortgage Notes Payable)
Prudential Capital Group                      20400 Mariani, Cupertino, CA                       1,902        3/09          8.75%
New York Life Insurance Company               10440 Bubb Road, Cupertino, CA                       405        8/09          9.625%
Home Savings & Loan Association               10460 Bubb Road, Cupertino, CA                       477        1/07          9.5%
Mellon Mortgage Company                       3530 Bassett, Santa Clara, CA                      2,853        6/01          8.125%
Prudential Insurance Company of America       10300 Bubb, Cupertino, CA                        128,315       10/08          6.56%
                                              10500 N. DeAnza, Cupertino, CA
                                              4050 Starboard, Fremont, CA
                                              45700 Northport Loop, Fremont, CA
                                              45738 Northport Loop, Fremont, CA
                                              450-460 National, Mountain View, CA
                                              4949 Hellyer, San Jose, CA
                                              6311 San Ignacio, San Jose, CA
                                              6321 San Ignacio, San Jose, CA
                                              6325 San Ignacio, San Jose, CA
                                              6331 San Ignacio, San Jose, CA
                                              6341 San Ignacio, San Jose, CA
                                              6351 San Ignacio, San Jose, CA
                                              3236 Scott, Santa  Clara, CA
                                              3560 Bassett, Santa  Clara, CA
                                              3570 Santa  Clara, CA
                                              3580 Bassett, Santa Clara, CA
                                              1135 Kern, Sunnyvale, CA
                                              1212 Bordeaux, Sunnyvale, CA
                                              1230 E. Arques, Sunnyvale, CA
                                              1250 E. Arques, Sunnyvale, CA
                                              1170 Morse, Sunnyvale, CA
                                              3540 Bassett, Santa Clara, CA
                                              3542 Bassett, Santa Clara, CA
                                              3544 Bassett, Santa Clara, CA
                                              3550 Bassett, Santa Clara, CA
                                                                                            -------------
Mortgage Notes Payable Subtotal                                                                   133,952
                                                                                            -------------
Total                                                                                            $165,145
                                                                                            -------------

     The following table presents certain information concerning projects for which we, through our interests in the operating partnerships, have the right to acquire under the Pending Development Projects Acquisition Agreement or the Berg Land Holdings Option Agreement. The table includes only those projects for which development has commenced.

                                  Approximate
                                Rentable Area      Anticipated       Total Estimated
Property                        (Square Feet)    Acquisition Date    Acqusition Value
------------------------       ---------------  ------------------  ------------------
Pending Projects:
  Automation (1 building)            61,056           Q2 2000            $ 6,700
  Automation (1 building)           114,028           Q1 2001             12,700
                               ---------------                      ------------------
                     Subtotal       175,084                               19,400
                               ---------------
Berg Land Holdings:
  Hellyer IV (50% JV)               160,000           Q2 2000             11,600
  Hellyer View                       77,184           Q3 2000              9,300
  Hellyer III (Phase I)             117,740           Q4 2000             14,800
  Candescent (Phase I)              255,000           Q1 2000             25,000
  Hellyer Vista (Phase I)           125,000           Q4 2000             15,000
                               ---------------                      ------------------
                     Subtotal       734,924                               75,700
                               ---------------                      ------------------
TOTAL                               910,008                              $95,100

HISTORICAL CASH FLOWS

     Net cash provided by operating activities for the year ended December 31, 1999 was approximately $60.3 million, compared to, net cash used in operating activities of approximately $16.3 million for the year ended December 31, 1998 and the thirteen-month period ended December 31, 1997, respectively. The change was a direct result of our acquisition of our general partnership interests in the operating partnerships during the third quarter of 1998.

     Net cash used in investing activities was approximately $12.1 million for the year ended December 31, 1999, compared to net cash used in investing activities of approximately $118,000 and net cash provided by investing activities of approximately $46.2 million for the year ended December 31, 1998 and for the thirteen-month period ended December 31, 1997, respectively. Cash used in investing activities during 1999 related to improvements made to existing real estate assets, as well as to payments made to Microsoft Corporation for shell and tenant improvements, which were partially offset by the receipt of $21.6 million for a refundable option payment. Cash used in investing activities during 1998 related solely to improvements made to existing real estate assets acquired as part of our investment in the operating partnerships. Net cash provided by investing activities in 1997 related solely to the sales proceeds realized by us on the final disposition of our real estate holdings held prior to 1998.

     Net cash used in financing activities was approximately $41.9 million for the year ended December 31, 1999 compared to $21.5 and $42.7 million for the year ended December 31, 1998 and for the thirteen-month period ended December 31, 1997, respectively. During 1999, we reduced debt outstanding by utilizing net proceeds from the underwritten public offering of 8,680,000 shares of common stock for net proceeds of $66.9 million and by utilizing cash provided by operating activities. For the year ended December 31, 1999, we paid dividends to our stockholders and made distributions to our O.P Unit holders totaling $6.5 million. During 1998, we reduced debt outstanding by utilizing proceeds from new borrowings, issuing 6,495,058 shares of common stock for net proceeds of approximately $28.1 million and utilizing cash provided by operating activities. During the thirteen-month period ended December 31, 1997, we repaid all debt outstanding at that time, and made dividend payments aggregating approximately $18.9 million.

CAPITAL EXPENDITURES

     The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1994 through December 31, 1999, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.5 million annually. We will have approximately 582,749 rentable square feet under expiring leases from January 1, 2000 through December 31, 2001. We expect that the average annual cost of recurring tenant improvements and leasing commissions, related to these properties, will be approximately $.75 million annually from January 1, 2000 through December 31, 2001. We believe we will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assumed that we will be able to meet our requirements on favorable terms. See "----Certain Policies."

FUNDS FROM OPERATIONS

     As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of O.P unit holders, computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with generally accepted accounting principles, nor is FFO necessarily indicative of funds available to meet our cash needs, including our need to make cash distributions to satisfy REIT requirements.

     Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. Our FFO does not represent the amount available for management's discretionary use, as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties.

     Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do. FFO for the years ended December 31, 1999 and 1998 is as follows:


                                                                     For the Year Ended December 31,
                                                       ---------------------------------------------------------
                                                                  1999                            1998
                                                       --------------------------     --------------------------
                                                                        (dollars in thousands)
Net income  (loss)                                             $ 6,531                         $  (221)
Add:
   Minority Interest                                            39,785                          12,041
   Depreciation                                                 13,156                           5,410
Less:
   Gain on sale of securities                                     (393)                              -
                                                       --------------------------     -------------------------
FFO                                                            $59,079                         $17,238
                                                       ==========================     ==========================

OVERVIEW OF DISTRIBUTION POLICY

     We intend to make regular quarterly distributions to holders of common stock based on our funds available for distribution ("FAD"), which is calculated as FFO less straight-lines rents, leasing commissions paid and capital expenditures made during the respective period. Our ability to make such distributions will be affected by numerous factors including, most importantly, the receipt of distributions from the operating partnerships.

     FAD does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. The actual return that we will realize and the amount available for distributions to stockholders will be affected by a number of factors, including the revenues received from our properties, our operating expenses, the interest expense incurred on borrowings and planned and unanticipated capital expenditures.

     We anticipate that cash available for distribution will exceed earnings and profits for federal income tax purposes, as the latter figure takes into account non-cash expenses, such as depreciation and amortization, that we will incur. Distributions, other than capital gain distributions, by us to the extent of our current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period.

     Distributions will be determined by our board of directors and will depend on actual FAD, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Part I - Item 1 "Business
- Risk Factors--Stockholders are not assured of receiving cash distributions from us." The calculation of FAD for the years ended December 31, 1999 and 1998 is as follows:


                                                                      For the Year Ended December 31,
                                                       ---------------------------------------------------------
                                                                  1999                           1998
                                                       --------------------------     --------------------------
                                                                        (dollars in thousands)
FFO                                                            $59,079                          $17,238
Less:
    Straight-lined rents                                         4,340                            1,624
    Leasing commissions                                            434                              140
    Capital expenditures                                           708                              118
                                                       --------------------------     --------------------------
FAD                                                            $53,597                          $15,356
                                                       ==========================     ==========================

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

     We have adopted policies with respect to investment, financing, conflicts of interest and other activities. These policies have been formulated by our board of directors, are set forth in our charter, bylaws, operating partnership agreements or agreements with the Berg Group, and generally may be amended or revised from time to time, subject to applicable agreement terms, at the discretion of the board of directors without a vote of the stockholders. Among other things, these policies provide that:

     - so long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units, the approval of a majority of our directors, including Carl E. Berg or his designee as a director, and of the holders of a majority of the O.P. Units is required for us to take title to assets, other than temporarily in connection with an acquisition prior to contributing such assets to the operating partnerships, or to conduct business other than through the operating partnerships, or for us or the operating partnerships to engage in any business other than the ownership, construction, development and operation of real estate properties, or for certain fundamental corporate actions, including amendments to our charter, bylaws or any operating partnership agreement and any merger, consolidation or sale of all or substantially all of our assets or the assets of the operating partnerships;

     - changes in certain policies with respect to conflicts of interest must be consistent with legal requirements;

     - certain policies with respect to competition by the Berg Group are imposed pursuant to provisions of the acquisition agreement that cannot be amended or waived without the approval of the independent directors committee of our board of directors;

     - we cannot take any action intended to terminate our qualification as a REIT without the approval of more than 75% of the entire board of directors; and

     - we cannot undertake certain other specified transactions, including the issuance of debt securities, and borrowings in excess of specified limits, or the amendment of our charter and bylaws, without the approval of more than 75% of the entire board of directors.

     INVESTMENT POLICIES

     We expect to pursue our business and investment objectives principally through the direct ownership by the operating partnerships of our properties and future acquired properties. Development or investment activities are not limited to any specified percentage of our assets. We may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interests.

     While we will emphasize equity real estate investments, we may, in our discretion and subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, invest in mortgage and other real estate interests, including securities of other real estate investment trusts. We have not previously invested in mortgages or securities of other real estate investment trusts, and we do not have any present intention to make such investments.

     FINANCING POLICIES

     To the extent that our board of directors determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing or retention of cash flow, or through a combination of these sources, after consideration of provisions of the Code requiring the distribution by a REIT of a certain percentage of its taxable income and taking into account taxes that would be imposed on undistributed taxable income. It is our present intention that any additional borrowings will be made through the operating partnerships, although we may incur borrowings that would be reloaned to the operating partnerships. Borrowings may be unsecured or may be secured by any or all of our assets, the operating partnerships or any existing or new property, and may have full or limited recourse to all or any portion of our assets, the operating partnerships or any existing or new property.

     We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole. We may also determine to finance acquisitions through the exchange of properties or the issuance of additional O.P. Units in the operating partnerships, shares of common stock or other securities.

     In the event that the board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional shares of common stock, preferred stock or other capital stock, including securities senior to the common stock, in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property. In the event that we issue any shares of common stock or securities convertible into or exchangeable or exercisable for, shares of common stock, subject to limited exceptions, such as the issuance of common stock pursuant to any stock incentive plan adopted by us or pursuant to limited partners' exercise of the exchange rights or the put rights, the limited partners will have the right to purchase common stock or such securities in order to maintain their respective percentage interests in us on a fully diluted basis. If the board of directors determines that we will raise additional equity capital to fund investments by the operating partnerships, we will contribute such funds to the operating partnerships as a contribution to capital and purchase of additional general partnership interest; however, holders of O.P. Units will have the right to participate in such funding on a pro rata basis. In the event that holders of O.P. Units sell their O.P. Units to us upon exercise of their put rights, we are authorized to raise the funds for such purchase by issuing additional shares of common stock. Alternatively, we may issue additional shares of common stock in exchange for the tendered O.P. Units.

     Our board of directors also has the authority to cause the operating partnerships to issue additional O.P. Units in any manner and on such terms and for such consideration, as it deems appropriate, including in exchange for property. In the event that the operating partnerships issue new O.P. Units for cash, but not property, the limited partners holding O.P. Units in an operating partnership will have the right to purchase O.P. Units in order, and to the extent necessary, to maintain their respective percentage interests in that operating partnership. The new O.P. Units will be exchangeable for common stock pursuant to the exchange rights or may be tendered to us pursuant to the put rights.

     DISPOSITION POLICIES

     We have no current intention of disposing of any of our properties, although we reserve the right to do so. The tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. For a more detailed discussion of these tax effects, see "Federal Income Tax Considerations--Tax Aspects of the Operating Partnerships." Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until January 2009, or until the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, less than 15% of the outstanding shares of common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units, if earlier, Mr. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties, which right will lapse before the end of the ten-year period if his beneficial ownership interest falls below 750,000 O.P. Units. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-free," like-kind exchanges under Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals. The approval of a majority of our directors, including Mr. Berg or his designee, will be required to sell all or substantially all of our assets. The consent of the holders of a majority of the O.P. Units will be required to effect a sale or sales of all, or substantially all, of the assets of any of the operating partnerships.

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

     Our efforts to address Year 2000 issues consisted of reviewing our computer information systems, evaluating other computer systems that do not relate to our internal information systems but include embedded technology at our properties, such as security, heating, ventilation and air conditioning, elevator, fire and safety systems, and communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect us.

     OUR SYSTEMS

     INFORMATION TECHNOLOGY SYSTEMS. We have reviewed our information technology systems and have contacted vendors to determine whether such systems are Year 2000 compliant. Based upon our inquiries, we have determined that our primary network operating system, Windows NT Server 4.0, and all of our desktop personal computers are Year 2000 compliant. The vendor for our property management and accounting software has provided us with Year 2000 compliant software upgrade.

     EMBEDDED SYSTEMS. We believe that, in most cases, under the lease terms it is the tenant's sole responsibility to ensure that the embedded systems, providing, for example, building security, heating, ventilation, air conditioning, fire alarms and sprinklers, and elevator service, are Year 2000 compliant. We have made limited inquiries to the vendors for some of the embedded systems used on our properties. Although we have concluded that many of our tenants are responsible for certain Year 2000 compliance costs, there is a possibility that certain tenants will not agree with such conclusions. As of March 15, 2000, we were not aware of any systems that are not Year 2000 compliant.

     RISKS PRESENTED BY YEAR 2000 ISSUES

     We have not budgeted any amount to address Year 2000 issues. At this time, we have not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000-related events or that will have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders. Although we believe that our estimates and expectations concerning the scope and cost of Year 2000 issues that we may confront are based on reasonable assumptions, our actual cost, progress and expenses with respect to our plan to address Year 2000 issues could differ materially from those set forth in the foregoing forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable, however, to significant fluctuations of interest rates on our floating rate debt, and pricing on our future debt.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average interest rates are based on implied LIBOR for the respective time period. Fair value approximates book value for fixed rate debt. Of the fair value of secured notes payable, approximately $129.4 million represents the Prudential secured loan.

                                                2000       2001       2002      2003      2004   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
                                                                                (in thousands)
VARIABLE RATE DEBT:
   Secured notes payable (related parties)    $31,193                                                        $ 31,193   $ 31,193
   Average interest rate                       (7.06)

FIXED RATE DEBT:
   Secured notes payable                        1,890     $4,636     $2,034    $2,179    $2,333    $120,880  $133,952   $133,952
   Average interest rate                        6.64%      6.64%      6.64%     6.64%     6.64%       6.64%

Item 8.  Financial Statements and Supplementary Data

                          MISSION WEST PROPERTIES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Accountants                                                                                   39
Consolidated Balance Sheets of Mission West Properties, Inc. at December 31, 1999 and 1998                          40
Consolidated Statements of Operations of Mission West Properties, Inc. for the years ended                          41
  December 31, 1999 and 1998, the one-month ended December 31, 1997 and the year ended
  November 30, 1997
Consolidated Statements of Changes in Stockholders' Equity of Mission West Properties, Inc.                         42
  for the years ended December 31, 1999 and 1998, the one-month ended December 31, 1997 and the year ended November 30, 1997
Consolidated Statements of Cash Flows of Mission West Properties, Inc. for the years ended                          43
  December 31, 1999 and 1998, the one-month ended December 31, 1997 and the year ended
  November 30, 1997
Notes to the Consolidated Financial Statements                                                                      44
Report of Independent Accountants                                                                                   59
Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of                       60
  December 31, 1999
Report of Independent Accountants                                                                                   64
Combined Balance Sheets of the Berg Properties (Predecessor) at June 30, 1998 and December 31, 1997                 65
Combined Statement of Operations of the Berg Properties (Predecessor) for the six months ended June 30,             66
  1998 and the years ended December 31, 1997 and 1996
Combined Statements of Net Equity (Deficit) of the Berg Properties (Predecessor) for the six months ended           67
  June 30, 1998 and the years ended December 31, 1997 and 1996
Combined Statements of Cash Flows for the Berg Properties (Predecessor) for the six months ended June               68
  30, 1998 and the years ended December 31, 1997 and 1996
Notes to the Consolidated Financial Statements                                                                      69
Report of Independent Accountants                                                                                   75
Schedule III: Real Estate and Accumulated Depreciation of the Berg Properties (Predecessor) as of                   76
     December 31, 1997


                        Report of Independent Accountants

To the Board of Directors and Shareholders of Mission West Properties, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mission West Properties, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and November 30, 1997 and the one month period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Francisco, California
January 21, 2000

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)

                                     ASSETS
                                                                                           December 31,
                                                                                    1999                  1998
                                                                           ---------------------  --------------------
Real estate assets:
  Land                                                                                $ 149,416             $  90,929
  Buildings and improvements                                                            566,766               430,510
                                                                           ---------------------  --------------------
                                                                                        716,182               521,439
  Less accumulated depreciation                                                         (18,566)               (5,410)
                                                                           ---------------------  --------------------
Net real estate assets                                                                  697,616               516,029

Cash and cash equivalents                                                                 6,553                   246
Deferred rent                                                                             5,964                 1,624
Other assets (net of accumulated amortization of
  $275 and $43 at December 31, 1999 and 1998, respectively)                               2,571                 1,967
                                                                           ---------------------  --------------------
    Total assets                                                                      $ 712,704             $ 519,866
                                                                           =====================  ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Line of credit                                                                        $       -             $  27,201
Mortgage notes payable                                                                  133,952               157,188
Mortgage notes payable (related parties)                                                 31,193                20,752
Interest payable                                                                          1,005                   632
Security deposits                                                                         2,335                 2,061
Prepaid rental income                                                                     7,802                 3,246
Dividends/distributions payable                                                          14,019                     -
Refundable option payment                                                                21,564                     -
Accounts payable and accrued expenses                                                     3,342                 2,154
                                                                           ---------------------  --------------------
    Total liabilities                                                                   215,212               213,234
                                                                           ---------------------  --------------------
Commitments and contingencies (Notes 4, 6 and 17)

Minority interest                                                                       396,810               273,379

Stockholders' equity:
Preferred stock, no par value, 200,000 shares authorized,
    none issued and outstanding                                                               -                     -
Common stock, $.001 par value and no par at December 31, 1999 and 1998, respectively, 200,000,000 shares authorized, 16,972,374
    shares and 8,218,594  shares issued and outstanding at December 31,                      17                     8
    1999 and 1998, respectively
Paid-in capital                                                                         122,746                55,528
Less amounts receivable from private placement                                                -                  (900)
Accumulated deficit                                                                     (22,081)              (21,383)
                                                                           ---------------------  --------------------
    Total stockholders' equity                                                          100,682                33,253
                                                                           ---------------------  --------------------
    Total liabilities and stockholders' equity                                        $ 712,704             $ 519,866
                                                                           =====================  ====================



                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                   Year Ended December 31,
                                          -------------------------------------------      One Month Ended           Year Ended
                                                 1999                    1998             December 31, 1997       November 30, 1997
                                          -------------------     -------------------     ------------------     -------------------
Revenue:
Rental revenues from real estate                  $   73,726              $   27,285            $         -                $  1,376
Tenant reimbursements                                 11,047
Other income, including interest                       1,220                     278                     27                     359
                                          -------------------     -------------------     ------------------     -------------------
                                                      85,993                  31,756                     27                   1,735

Expenses:
Property operating, maintenance and real
    taxes                                             11,467                                                                    246
Interest                                              11,623                   4,685                      -                     425
Interest (related parties)                             2,246
General and administrative expenses                    1,185                                            139                   1,467
Depreciation                                          13,156                   5,410                      -                     246
                                          -------------------     -------------------     ------------------     -------------------
                                                      39,677                  19,928                    139                   2,384

Income (loss) before gain  on sale of
    real estate assets, minority
    interest and income taxes                         46,316                  11,828                   (112)                   (649)
Gain on sale of real estate assets                         -                       -                      -                   4,736
                                          -------------------     -------------------     ------------------     -------------------
Income (loss) before minority interest
    and income taxes                                  46,316                  11,828                   (112)                  4,087

Minority interest                                     39,785                  12,049                      -                       -
                                         --------------------    --------------------    -------------------     -------------------
Net income (loss) before income taxes                  6,531                    (221)                  (112)                  4,087
Benefit (provision) for income taxes                       -                       -                     38                  (1,043)
                                         --------------------    --------------------    -------------------     -------------------
Net income (loss)                                 $    6,531              $     (221)           $       (74)              $   3,044
                                         ====================    ====================    ===================     ===================

Per share amounts:
Basic net income (loss) per share                 $     0.52              $    (0.13)           $     (0.05)              $   18.48
                                         ====================    ====================    ===================     ===================
Diluted net income (loss) per share               $     0.52              $    (0.13)           $     (0.05)              $   18.48
                                         ====================    ====================    ===================     ===================


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)



                                                                                        Amounts on
                                                                                        Receivable                     Total
                                           Shares of Common      Common      Paid-in      Private     Accumulated   Stockholders'
                                           Stock Outstanding     Stock       Capital     Placement      Deficit        Equity
                                          ------------------- ----------- ------------ ------------- ------------- ---------------
Balance, November 30, 1996                        45,704                   $ 19,456                    $ (5,274)       $ 14,182
Issuance of common stock upon private
  placement                                      200,000                        900                                         900
Issuance of common stock upon private
  placement                                    1,250,000                      5,625                                       5,625
Amounts receivable on 1997 private
  placements                                                                              $  (484)                         (484)
Issuance of common stock upon option
  exercise                                         5,400                        726                                         726
Net income                                                                                                3,044           3,044
Dividends paid                                                                                          (18,858)        (18,858)
                                          ------------------- ----------- ------------ ------------- ------------- ---------------
Balance, November 30, 1997                     1,501,104                     26,707          (484)      (21,088)          5,135

Amounts received from 1997 private
  placements                                                                                  150                           150
Net (loss)                                                                                    (74)                          (74)
                                          ------------------- ----------- ------------ ------------- ------------- ---------------
Balance, December 31, 1997                     1,501,104                     26,707          (334)      (21,162)          5,211
Issuance of common stock upon option
  exercise                                       225,000                      1,013          (900)                          113
Issuance of common stock upon private
  placement                                    6,495,058                     27,827                                      27,827
Amounts received from 1997 private
  placements                                                                                  334                           334
Odd lot tender offer                              (2,568)                       (11)                                        (11)
Net (loss)                                                                                                 (221)           (221)
Reincorporation (Note 1)                                        $    8           (8)                                          -
                                          ------------------- ----------- ------------ ------------- ------------- ---------------
Balance, December 31, 1998                     8,218,594             8       55,528          (900)      (21,383)         33,253
Issuance of common stock upon option
  exercise                                       191,920                        863                                         863
Issuance of common stock from public
  offering                                     8,680,000             9       66,891                                      66,900
Odd lot tender offer                                (779)           (8)                                                      (8)
Repurchase of common stock                      (117,361)                      (528)          528                             -
Amounts received from 1998 private
  placements                                                                                  372                           372
Dividends paid                                                                                           (7,229)         (7,229)
Net income                                                                                                6,531           6,531
                                          ------------------- ----------- ------------ ------------- ------------- ---------------
Balance, December 31, 1999                    16,972,374        $   17     $122,746             -      $(22,081)       $100,682
                                          =================== =========== ============ ============= ============= ===============




                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                       One
                                                                                                      Month
                                                                Year Ended December 31,               Ended            Year Ended
                                                     ------------------------------------------    December 31,       November 30,
                                                              1999                  1998               1997              1997
                                                     --------------------- -------------------- ------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                             $    6,531            $   (221)          $    (74)         $  3,044
Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
     Minority interest                                            39,785               12,049                 -                 -
     Depreciation                                                 13,156                5,410                 -               246
     (Gain) on sale of real estate assets                              -                    -                              (4,736)
Change in operating assets and liabilities:
     Deferred rent                                                (4,340)              (1,624)                -                 -
     Other assets                                                   (604)              (1,594)                              1,295
     Interest payable                                                373                  632
     Security deposits                                               127                  218
     Prepaid rental income                                         4,555                  812
     Accounts payable and accrued expenses                           714                  582                28              (849)
                                                     --------------------- -------------------- ------------------ -----------------
     Net cash provided by (used in) operating
       activities                                                 60,298               16,264               (46)           (1,000)
                                                     --------------------- -------------------- ------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate                                      (33,648)                (118)
Refundable option payment                                         21,564
Net proceeds from the sale of real estate assets                       -                    -                 -            46,198

                                                     --------------------- -------------------- ------------------ -----------------
     Net cash (used in) provided by investing
       activities                                                (12,084)                (118)                             46,198
                                                     --------------------- -------------------- ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit                                 (27,201)             (11,843)
Proceeds from mortgage notes payable                                   -              130,000
Principal payments on mortgage notes payable                     (23,236)             (19,586)                            (30,753)
Principal payments on mortgage notes payable
  (related parties)                                              (53,068)            (148,279)
Payments on receivable from private placements                       372                    -                 -                 -
Net proceeds from issuance of common stock                        66,900               28,161                               6,041
Net proceeds from exercise of stock options                          863                  113                                 726
Repurchase of common stock                                            (8)                 (11)
Minority interest distributions                                   (1,844)                 (24)
Dividends                                                         (4,685)                   -                 -           (18,858)
                                                     --------------------- -------------------- ------------------ -----------------
     Net cash (used in) provided by financing
       activities                                                (41,907)             (21,469)              150           (42,844)
                                                     --------------------- -------------------- ------------------ -----------------
     Net increase (decrease)  in cash and cash
       equivalents                                                 6,307               (5,323)              104             2,354
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         246                5,569             5,465             3,111
                                                     --------------------- -------------------- ------------------ -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $    6,553            $     246          $  5,569          $  5,465
                                                     ===================== ==================== ================== =================





                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

1. ORGANIZATIONS AND FORMATION OF THE COMPANY

     Mission West Properties, Inc. ("the Company") is a fully integrated, self-managed real estate company that acquires and manages office/research and development/manufacturing ("R&D") properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company acquired control of four existing limited partnerships (referred to collectively as the "operating partnerships"), by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes ("the Acquisition"). The Company purchased an approximate 12.11% interest in each of the operating partnerships. The Company effected the purchase of its general partnership interests by issuing to the operating partnerships separate demand notes bearing interest at 7.25% per annum (the "Demand Notes"). The total principal amount of the Demand Notes issued was $35,200. All limited partnership interests in the operating partnerships were converted into 59,479,633 units of limited partnership interest ("O.P. Units"), which represented an ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company will own its assets, will make its future acquisitions, and generally conduct its business.

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

     As of December 31, 1999, the Company owns a general partnership interest of 20.28%, 21.32%, 15.34% and 12.18% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 18.28% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     The Company, through the operating partnerships, owns interests in 80 R&D properties, all of which are located in the Silicon Valley.

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

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     REAL ESTATE ASSETS:

     Real estate assets are stated at the lower of cost or fair value. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, Accounting for Sales of Real Estate.

     The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. As of December 31, 1999, the properties' carrying values did not exceed the estimated fair values.

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

     OTHER ASSETS:

     Included  in  other  assets  are  costs   associated  with  obtaining  debt
financing. Such costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method.

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

     INCOME TAXES:

     The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the year ended December 31, 1999, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

     For the year ended December 31, 1999, approximately 7% of the dividends paid or payable to the Company's stockholders represent a return of capital for income tax purposes. The 1999 distributions did not include any capital gain.

     For the year ended December 31, 1998, the one-month ended December 31, 1997 and the year ended November 30, 1997, income taxes were accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes were provided for all temporary differences and operating loss and tax credit carry forwards. Deferred tax assets were reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some portion or all of the deferred tax assets would not be realized. Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

     Based on borrowing rates currently available to the Company, the carrying amount of mortgage debt and the line of credit, approximate fair value. Cash, receivables and payables are also carried at amounts that approximate fair value due to their short-term maturities.

     CONCENTRATION OF CREDIT RISK:

     The Company's properties are not geographically diverse, and our tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 89 tenants, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation accounted for approximately 18.0% of the Company's rental revenues for the year ended December 31, 1999, with the next largest tenant accounting for 9.1% of total rental revenues. For the year ended December 31, 1998, one tenant, Apple Computers, Inc. accounted for approximately 12.2% of the Company's rental revenues, with the next largest tenant accounting for 6.6% of total rental revenues. However, management believes the risk of default is reduced because of the critical nature of these properties for ongoing tenant operations.

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

3.  ACQUISITION

     The Acquisition was accounted for as a purchase with the results of the operating partnerships included from July 1, 1998. The fair value of the assets acquired was $507,807 and liabilities assumed totaled $239,903.

     The pro forma results listed below are unaudited and assume the Acquisition occurred at the beginning of each period presented:

                                                       Proforma Year             Proforma Year
                                                     Ended December 31,        Ended December 31,
                                                           1998                      1997
                                                    --------------------      --------------------
Total Revenues                                             $62,253                 $ 56,120
                                                    --------------------      --------------------
Expenses:
  Operating, maintenance and real estate taxes               9,251                    8,511
  Interest expenses (including related parties)             17,631                   18,055
  General and administrative expenses                        1,501                    1,467
  Depreciation and amortization                             10,781                  10,6424
                                                    --------------------      --------------------
                                                            39,164                   38,876
                                                    --------------------      --------------------
Income before minority interest, gain on sale
  of real estate and income taxes                           23,089                   17,245
Minority interest                                           22,541                   16,691
                                                    --------------------      --------------------
Income before gain on real estate and income taxes             548                      554
Gain on sale of real estate                                      -                    4,736
                                                    --------------------      --------------------
Income before income taxes                                     548                    5,290
Provision for income taxes                                     142                    1,375
                                                    --------------------      --------------------
Net income                                                 $   406                 $  3,915
                                                    ====================      ====================
Basic and diluted net income per share                     $   .24                 $  23.77
                                                    ====================      ====================

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

     On December 29, 1998, the Company completed the sale of 6,495,058 shares of common stock, at a price of $4.50 per share to a number of accredited investors in two separate private placements. The aggregate proceeds to the Company, net of fees and offering costs, was $27,827. The proceeds were used to pay a portion of the outstanding amounts under the Demand Notes due the operating partnerships. As of December 31, 1999, $1,103 remained outstanding under the Demand Notes. The Demand Notes, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements.

     The limited partners of the operating partnerships have the right to tender their O.P. Units to the Company for shares of common stock or, at the Company's election, for cash. Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender, generally limited to one-third of the aggregate number of O.P. Units owned by each limited partner. Upon the exercise of any such right by a limited partner, the Company will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights are available once a year. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the Company or the operating partnerships will be entitled to reduce proportionately the number of O.P. Units to be acquired form each tendering limited partner so that the total purchase price does not exceed $1 million. There were no O.P. Units tendered in 1999.

     On March 30, 1998, the Company issued 200,000 shares of common stock at $4.50 per share to Michael Anderson, Chief Operating Officer and a director of the Company, in exchange for a $900 note receivable payable to the Company. The note was a full recourse promissory note bearing interest at 5.59% and was collateralized by a pledge of the shares. Effective April 30, 1999, Mr. Anderson resigned from the Company. Upon Mr. Anderson's resignation, the Company, in accordance with the terms of its agreements with Mr. Anderson, repurchased and subsequently canceled 117,361 of the 200,000 shares of common stock, representing $528 of the original $900 note receivable. The remaining portion of the note receivable in the amount of $372 was paid in full.

     During the second and fourth quarters of 1998, the Company received total payments of $334 relating to amounts receivable from the private placements of shares of common stock in November 1997.

     In July 1999, the Company completed a public offering at 8,680,000 shares of its common stock at $8.25 per share. The net proceeds of approximately $66,900, after deducting underwriting discounts and other offering costs, were used to reduce the outstanding balance on the line of credit with Wells Fargo Bank, N.A. ("Wells Fargo line") by approximately $41,000 and to reimburse Microsoft Corporation for approximately $25,000 for shell and tenant improvements on the Microsoft project. The remaining net proceeds of approximately $900 were retained for general corporate purposes.

     During the year ended December 31, 1999, options were exercised for a total of 191,920 shares. The exercise price for all options exercised was $4.50 per share and total proceeds to the Company were $863.

5.  MINORITY INTEREST

     Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 81.72% and 87.98%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 1999 and 1998, respectively. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     There are two properties (owned through two separate joint ventures) for which 100% of the ownership is not held within the operating partnerships. The operating partnerships own a 75% interest in one of the joint ventures and an 88% interest in the other joint venture. For the year ended December 31, 1999 and the period of July 1, 1998 through December 31, 1998, income associated with the interests held by the non-affiliated third parties of these two properties is $113 and $42, respectively.

6.  REAL ESTATE

     PENDING PROJECTS ACQUISITION AGREEMENT

     The Company has entered into the Pending Projects Acquisition Agreement under which the Company will acquire, through the operating partnerships of approximately one million additional rentable square feet upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group. The agreement fixes the acquisition value to be received by the sellers based upon the capitalized rental value of the property when fully leased or as approved by the Independent Directors committee. As of December 31, 1999, the Company has completed five acquisitions under the Pending Projects Acquisition Agreement representing 762,920 rentable square feet (see Property Acquisitions below). In January 2000, the Company completed one additional acquisition representing 80,640 square feet. There are two buildings with total rentable square feet of approximately 175,000 anticipated to be acquired in the future under the Pending Projects Acquisition Agreement. As of December 31, 1999, the estimated acquisition cost for these remaining projects is $24 million. The Company expects to acquire these two buildings by the end of first quarter 2001.

     The sellers of the pending development projects may elect to receive cash or O.P. Units at a value of $4.50 per unit, which was set in May 1998 based on the $4.50 per share price of the Company's common stock agreed to in private placement transactions at that time. As the current market value price of a share of common stock exceeds the $4.50 price, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these O.P. Units. Under GAAP, the acquisition cost in the form of O.P. Units issued will be valued based upon the current market value of the Company's common stock on the date the acquisition closes. Consequently, the Company's actual accounting cost of these future acquisitions will depend in large part on the percentage of the fixed acquisition value paid for by the issuance of O.P. Units and the price of the Company's common stock on the closing of the acquisition. For properties acquired during 1999 under the Pending Projects Acquisition Agreement, the difference resulted in an increase of $49.0 million in the acquisition cost for accounting purposes compared to the fixed acquisition value.

     BERG LAND HOLDINGS OPTION AGREEMENT

     Through the operating partnerships, the Company also has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units. To date, the Company has completed two acquisitions under the Berg Land Holdings Option Agreement representing approximately 187,415 rentable square feet (see Property Acquisitions below). Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus (c) interest at LIBOR (London Interbank Offer Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus (d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; (e) plus 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 and the seller's acquisition date, to the close of escrow; minus (f); the aggregate principal amount of all debt encumbering the acquired property.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Agreement, nor the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing 5 properties with a total of 734,924 rentable square feet that the Company has the right to acquire under this agreement. As of December 31, 1999, the estimated acquisition value to the operating partnerships for these 5 projects is $75.7 million dollars. The final acquisition price of these 5 properties could differ significantly from this estimate.

     PROPERTY ACQUISITIONS

     As of December 31, 1999, the Company has acquired a total of 7 R&D properties under its agreements with the Berg Group. All seven of these acquisitions are currently 100% occupied by one or more tenants.

     The following table provides information as to the estimated fair market value, calculated using an estimated capitalization rate of 10% based upon the first year's cash rent, actual cost (to the Berg Group), which includes land and construction costs, and the actual acquisition price paid by the operating partnerships:

                               Average
                             Year's Rent      Rentable
                             Per Square        Square        Estimated        Acquisition
Property                        Foot          Footage        Fair Value          Price
------------------------- ---------------- -------------- ---------------- -----------------
                                                             (unaudited)
1999 ACQUISITIONS
Great Oaks                     $1.38            54,996         $  9,107         $  8,558
L'Avenida                      $2.95           515,700          182,558          156,107
Automation Parkway             $1.69            80,640           16,354           15,963
Richard Avenue                 $0.80            58,783            5,940            5,756
Fontanosa Avenue               $1.30            77,700           12,121            7,169
                                           -------------- ---------------- -----------------
                                               787,820          226,080          193,553
                                           -------------- ---------------- -----------------
1998 ACQUISITIONS
Richard Avenue                 $1.06           109,715            6,716            4,198
Hellyer Avenue                 $0.99            52,800           13,034            9,494
                                           -------------- ---------------- -----------------
  Subtotal                                     162,515           19,750           13,692
                                           -------------- ---------------- -----------------
  Total                                        950,335         $245,830         $207,245
                                           ============== ================ =================

     During the third quarter of 1999, the Company entered into a new lease agreement for 2001 Logic Drive with Xilinx Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid to us a deposit of approximately $21.6 million to secure its option right. Xilinx can exercise the option only between April 30, 2000 and July 31, 2000. Upon exercise of the option, the Company must refund the deposit amount and Xilinx must deposit into escrow funds equal to the purchase price of $21.6 million. In the event Xilinx does not exercise its option, the Company must refund the deposit in full to Xilinx, without interest.

7.  DEBT

     The  following  table  sets  forth  certain   information   regarding  debt
outstanding as of December 31, 1999 and 1998:


                                                                                   Balance                               Interest
     Debt Description                    Collateral Properties                  At December 31,        Maturity Date       Rate
----------------------------------  -------------------------------------  --------------------------  --------------  -------------
Line of Credit:                                                                1999          1998
                                                                           ------------  ------------
Wells Fargo                         1810 McCandless Drive, Milpitas, CA             -       $27,201(1)       2/00            (2)
                                    1740 McCandless Drive, Milpitas, CA
                                    1680 McCandless Drive, Milpitas, CA
                                    1600 McCandless Drive, Milpitas, CA
                                    1500 McCandless Drive, Milpitas, CA
                                    1450 McCandless Drive, Milpitas, CA
                                    1350 McCandless Drive, Milpitas, CA
                                    1325 McCandless Drive, Milpitas, CA
                                    1425 McCandless Drive, Milpitas, CA
                                    1526 McCandless Drive, Milpitas, CA
                                    1575 McCandless Drive, Milpitas, CA
                                    1625 McCandless Drive, Milpitas, CA
                                    1745 McCandless Drive, Milpitas, CA
                                    1765 McCandless Drive, Milpitas, CA
Mortgage Notes Payable
  (related parties):
                                    2033-2043 Samaritan Drive, San Jose, CA    31,193(3)     20,752(3)      12/00(4)         (2)
                                    2133 Samaritan Drive, San Jose, CA
                                    2233-2243 Samaritan Drive, San Jose, CA
Mortgage Notes Payable):(5)
Great West Life & Annuity
  Insurance Company                 6320 San Ignacio Ave., San Jose, CA             -         7,732          2/04(6)         7.0%
Great West Life & Annuity
  Insurance Company                 6540 Via del Oro, San Jose,                     -         3,689          5/04(6)         7.0%
                                    6385 San Ignacio Ave., San Jose, CA
Prudential Capital Group            20400 Mariani, Cupertino, CA                1,902         2,034          3/09            8.75%
New York Life Insurance Company     10440 Bubb Road, Cupertino,                   405           430          8/09            9.625%
Home Savings & Loan Association     10460 Bubb Road, Cupertino,                   477           525          1/07            9.5%
Amdahl Corporation                  3120 Scott, Santa Clara, CA                     -         6,945          3/14(6)         9.42%
Citicorp U.S.A. Inc.                2800 Bayview Drive,                             -         3,105          4/00(6)         (7)
Mellon Mortgage Company             3530 Bassett, Santa Clara,                  2,853         2,961          6/01            8.125%
Prudential Insurance Company
  of America(8)                     10300 Bubb, Cupertino, CA                 128,315       129,767         10/08            6.56%
                                    10500 N. DeAnza, Cupertino, CA
                                    4050 Starboard, Fremont, CA
                                    45700 Northpoint Loop, Fremont, CA
                                    45738 Northpoint Loop, Fremont, CA
                                    450-460 National, Mountian View, CA
                                    4949 Hellyer, San Jose, CA
                                    6311 San Ignacio, San Jose, CA
                                    6321 San Ignacio, San Jose, CA
                                    6325 San Ignacio, San Jose, CA
                                    6331 San Ignacio, San Jose, CA
                                    6341 San Ignacio, San Jose, CA
                                    6351 San Ignacio, San Jose, CA
                                    3236 Scott, Santa Clara, CA
                                    3560 Bassett, Santa Clara, CA
                                    3570 Bassett, Santa Clara, CA
                                    3580 Bassett, Santa Clara, CA
                                    1135 Kern, Sunnyvale, CA
                                    1212 Bordeaux, Sunnyvale, CA
                                    1230 E. Arques, Sunnyvale, CA
                                    1250 E. Arques, Sunnyvale, CA
                                    1170 Morse, Sunnyvale, CA
                                    3540 Bassett, Santa Clara, CA
                                    3542 Bassett, Santa Clara, CA
                                    3544 Bassett, Santa Clara, CA
                                    3550 Bassett, Santa Clara, CA
Mortgage Notes Payable Subtotal                                               133,952       157,188
                                                                           ------------  ------------
Total                                                                        $165,145      $205,141
                                                                           ============  ============

(1) Amounts available under the Wells Fargo line at December 31,1999 and 1998 were $50,000 and $72,799, respectively. Certain members of the Berg Group are liable as guarantors under this line of credit.

(2) The lesser of (a) the Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. The average rate for the year ended December 31, 1999 and the three months ended 1998 was 7.06 and 6.66%, respectively.

(3) There is no set repayment plan associated with this debt; payments are made to Berg & Berg Enterprises, Inc. on demand.

(4) Original due date was March 1999. The Company has received an extension from Berg & Berg Enterprises, Inc. to December 2000.

(5) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2009. The weighted average interest rate of mortgage notes payable was 6.64% and 6.80% at December 31, 1999 and 1998, respectively.

(6)  The Company repaid this debt in full during 1999

(7)  One month LIBOR plus 1.625% adjusted monthly (6.68% at December 31, 1998).

(8)The Prudential Loan is payable in monthly installments of $827, which includes principal (based upon a 30 year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

     Scheduled principal payments on debt for the years ending, are as follows:

                                 Mortgage Notes      Mortgage Notes Payable
                                    Payable            (Related Parties)           Total
                                ----------------    ------------------------    -----------
December 31, 2000                     1,890                $31,193                 33,083
December 31, 2001                     4,636                                         4,636
December 31, 2002                     2,034                                         2,034
December 31, 2003                     2,179                                         2,179
December 31, 2004                     2,333                                         2,333
Thereafter                          120,880                                       120,880
                                ----------------    ------------------------    -----------
                                   $133,952                $31,193               $165,145
                                ================    ========================    ===========



8.  OPERATING PARTNERSHIP DISTRIBUTIONS

     During 1999, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.56 per O.P. Unit. for total distributions of $47,705, including $13,975 payable in January 2000. Total distributions attributable to O.P. Units owned by various members of the Berg Group was $38,090. Of this amount, $27,307 was converted to related party debt during the year ended December 31, 1999, and the remaining distributions of $10,783 was converted to related party debt in January 2000.

     On December 28,  1998,  the Company,  as general  partner of the  operating partnerships, declared a $0.17 per O.P. Unit distribution for total distributions of $11,633. Of this amount, $9,599 was due to various members of the Berg Group and was converted to related party debt on December 31, 1998. The Company received $1,408 which was used to repay amounts outstanding under the Demand Notes owed to the operating partnerships. A distribution in the amount of $298 was attributable to units held by John Kontrabecki and was applied against amounts owed by him to the operating partnerships as of December 31, 1998. The remaining amount of $328 was owed to other O.P. Unit holders and is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 1998. Such amounts were paid in January 1999.

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

     The 1997 Stock Option Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors of the Company. Options to purchase a maximum of 5,500,000 shares of common stock may be granted under the 1997 Stock Option Plan, subject to equitable adjustments to reflect certain corporate events. During 1999, options were granted to three employees totaling 237,000 which become exercisable in monthly installments equal to 1/48th of the underlying shares beginning on the first month anniversary of the grant date. Additionally, during 1999, one employee was granted an option for 100,000 shares that become exercisable as follows: a) 10,000 shares on May 10, 2000; b) each month thereafter for 36 months, an additional 2,500 shares. All options granted to employees in 1998 become exercisable as follows: a) six months from date of grant, 6.25%; b) one year from date of grant, an additional 12.50%; c) each month thereafter for 36 months, an additional 2.26%. Each option has a term of 6 years from the date of grant subject to earlier termination in certain events related to termination of employment. Options granted to directors will become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee is a director of the Company. The option price is equal to the fair market value of the common stock on the date of grant.

     The remaining contractual lives of unexercised options granted range from January 2004 to July 2005. All options granted during 1999 and 1998 have a $8.25 and $4.50 option price per share, respectively.

     The following table shows the activity and detail for the 1997 Stock Option
Plan:

                                          1997 Stock        Option Price
                                         Option Plan         Per Share
                                        --------------     --------------
Balance, December 31, 1997                       -
   Options granted                         905,000              $4.50
   Options exercised                      (225,000)
                                        --------------
Balance, December 31, 1998                 680,000
   Options granted                         337,000              $8.25
   Options exercised                      (191,920)
   Options cancelled                      (299,722)
                                        --------------
Balance, December 31, 1999                 525,358
                                        ==============

     As of December 31, 1999, 4,569,722 additional options were available for grant. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 1999, outstanding options to purchase 64,231 shares of common stock were exercisable.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been decreased by approximately $132 or $.02 per share, resulting in a total consolidated net income of $6,399 or $0.51 per share, for the year ended December 31, 1999. The estimated fair value of the options granted during 1999 was $9.20 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 24.56%, risk free rate of 5.65% and an expected life of 5 years. For the year ended December 31, 1998, the Company's net loss and net loss per share would have been increased by approximately $146 or $.09 per share, resulting in a total consolidated net loss of $367 or $.21 per share. The estimated fair value of the options granted during 1998 ranged from $4.95 to $5.01 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 24.07%, risk free rates of 4.53% to 5.72% and an expected life of 5 years.

     Prior to the adoption of the 1997 Stock Option Plan, the Company had a Director Stock Option Plan and an Incentive Stock Option Plan under which non-salaried directors and officers, respectively, could purchase shares of the Company's common stock at a minimum option price based on market value at the date of grant. Options granted under these two plans became exercisable ratably over five years and expired after a period not to exceed ten years. Upon the sale of the majority of the Company's real estate assets (see Note 15) the provisions of these two plans accelerated (unvested shares at that date were 451). All the options issued in connection with this plan were exercised or cancelled in February 1997.

     Activity in these two plans comprised the following:

                                                         December 31,
                                                            1997
                                                       ---------------
Beginning share balance                                     2,967
Exercised (Between $90 and $292.5 per share)               (2,747)
Canceled ($274 per share)                                    (220)
                                                       ---------------
        Ending share balance                                    -
                                                       ===============

     The Company has adopted an employee  investment  plan (the  "Plan"),  under
Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation contributed, based upon management's discretion. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 1999 and 1998, the Company recognized $46 and $22 of expense for employer contributions made in connection with this plan, respectively.

10.  NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:

                                                        Year Ended          Year Ended           Month Ended          Year Ended
                                                       December 31,        December 31,         December 31,         November 30,
                                                           1999                1998                 1997                 1997
                                                     -----------------   ------------------   ------------------   -----------------
     Weighted average shares outstanding (basic)         12,553,854            1,688,059            1,501,104             164,692
     Incremental shares from assumed option exercise        104,586               22,730                    -                   -
                                                     -----------------   ------------------   ------------------   -----------------
     Weighted average shares outstanding (diluted)       12,658,440            1,710,789            1,501,104             164,692
                                                     =================   ==================   ==================   =================


     The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 1999 and 1998 were 76,205,789 and 60,151,697, respectively.

11.  INCOME TAXES

     The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the year ended December 31, 1999, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

     Deferred tax assets (liabilities) comprise the following:

                                              December 31,
                                                 1998
                                          --------------------
Prepaid rent                                     $134
                                          --------------------
  Deferred tax assets                             134
                                          ====================

Deferred rental revenue                           (67)
                                          --------------------
  Deferred tax liabilities                        (67)
                                          ====================
                                                   67

Deferred tax asset valuation allowance            (67)
                                          --------------------
Net deferred taxes                               $  -
                                          ====================

     The provision for (benefit from) income taxes reconciles to the statutory rate as follows:

                                                                                         One month ended
                                                                December 31,              December 31,            November 30,
                                                                   1998                      1998                      1997
                                                            -------------------- ----------------------------- ---------------------
Statutory federal tax rate                                        34.0%                      34.0%                     34.0%
Increase (decrease) in taxes resulting from:
   Depreciation differences                                        6.0                          -                         -
   Change in deferred tax asset valuation allowance              (34.0)                         -                       1.6
   Alternative minimum taxes                                         -                          -                         -
   State income tax, net of federal tax benefit                   (6.0)                         -                      (1.4)
   Reconciliation of previous tax estimates                          -                          -                      (8.9)
   Other                                                             -                          -                         -
                                                            -------------------- ----------------------------- ---------------------
                                                                     0%                      34.0%                     25.3%
                                                            ==================== ============================= =====================


     The provision for (benefit from) income taxes comprises the following:

                          Year ended        One month ended       Year ended
                         December 31,         December 31,        November 30
                            1998                 1997                1997
                      ------------------ --------------------- -----------------
Current:
   Federal                  -                  $ (38)               $  491
   State                    -                                           85
                      ------------------ --------------------- -----------------
                            -                                          576
                      ------------------ --------------------- -----------------
Deferred:
   Federal                  -                                          467
   State                    -                                            -
                      ------------------ --------------------- -----------------
                            -                                          467
                      ------------------ --------------------- -----------------
                            -                  $ (38)               $1,043
                      ================== ===================== =================



     As of December 31, 1998, the Company had no deferred tax assets or liabilities. The provision for (benefit from) income taxes reflects temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. These temporary differences primarily arose from the recognition of rental revenue from real estate, recognition of accrued expenses, capitalized interest and a difference in the depreciable basis for tax than for financial reporting purposes. The Company carried back federal net operating losses to prior years for refunds and carried forward state net operating losses to be applied against future operating income, if any.

     Due to the uncertainty of realizing the benefit of certain deferred tax assets given the Company's intent on electing to be taxed as a REIT, a valuation allowance was established in 1998. The net decrease in the valuation allowance for fiscal year 1997 was due to changes in the state loss carry forward amounts.

12.  RELATED PARTY TRANSACTIONS

     As of December 31, 1999 and 1998, the Berg Group owned 71,885,187 and 56,464,623 O.P. Units, respectively, of the total 76,205,789 and 60,151,697 O.P.
Units issued and outstanding, respectively. Along with the Company's common shares owned by the Berg Group, the Berg Group's interest in the Company represents 77.2% and 82.8% of the Company as of December 31, 1999 and 1998, respectively, assuming conversion of the O.P. Units into common shares of the Company.

     In connection with the Acquisition, through the operating partnerships, the Company assumed certain liabilities which included amounts due to the Berg Group in the amount of $1,989 for management fees and interest expense. Such amounts were paid as of December 31, 1998.

     As of December 31, 1999 and 1998, debt in the amount of $31,193 and $20,752, respectively, was due Berg & Berg Enterprises, Inc. This amount includes $36,380 and $9,606 of debt assumed in connection with the acquisitions of properties from the Berg Group in 1999 and 1998, respectively (see Note 6). Additionally, during 1999 and 1998, the operating partnerships declared and paid distributions of $0.41and $0.17 per O.P. Unit, respectively. The amount of these distributions payable to various members of the Berg Group of $27,307 and $9,599 were converted to related party debt during 1999 and 1998, respectively. Interest expense incurred in connection with debt due Berg & Berg Enterprises, Inc. was $2,246 and $3,511 for the years ended December 31, 1999 and 1998, respectively.

     Carl E. Berg has a significant financial interest in one company that leases space from the operating partnerships. This company occupies, in the aggregate, 5,862 square feet at a rate of $0.92 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests. The lease expires in 2001.

     The Company currently leases space owned by Berg & Berg Enterprises, Inc. an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $80 and $61 for the years ended December 31, 1999 and 1998, respectively.

13.  FUTURE MINIMUM RENTS

     The Company, through the operating partnerships, owns interests in 80 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2008, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of December 31, 1999, are as follows:

         2000                                                 $   80,404
         2001                                                     80,763
         2002                                                     72,158
         2003                                                     62,379
         2004                                                     52,808
      Thereafter                                                  65,886
                                                              ------------
                Total                                          $ 414,398
                                                              ============

     Rental income from one tenant, Microsoft Corporation, was $13,249 for the year ended December 31, 1999, or 18.0% of total rental revenues for the same period. Future minimum rents from this tenant are $130,498. Rental income from one tenant, Apple Computers, was $3,340 for the year ended December 31, 1998, or 12.2% of total rental revenues for the same period

14.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest was $13,406, $7,540, $0, and $410 for the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and for the year ended November 30, 1997, respectively. The Company received an income tax refund of $228 in the year ended December 31, 1998 and paid income taxes, net of refunds, of $546 for the year ended November 30, 1997.

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

     In connection with the acquisitions of properties, the Company assumed $36,380 and $9,606 of related party debt due to Berg & Berg Enterprises, Inc., assumed other liabilities of $126 and $0, and issued 16,311,232 and 672,064 O.P. Units for a total acquisition value of $193,553 and $13,692 for the years ended December 31, 1999 and 1998, respectively.

     Amounts due to the Berg Group in the amount of $27,307 and $9,599 for distributions declared to O.P. Unit holders, were converted to related party debt due Berg & Berg Enterprises, Inc. during the years ended December 31, 1999 and 1998, respectively.

15.  COMMITMENTS AND CONTINGENCIES

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

16.  SUBSEQUENT EVENTS (unaudited)

     In January 2000 the Berg Group purchased a 50% interest in TBI-Mission West, LLC which has approximately 62 net acres in Morgan Hill, California which will support development of approximately 961,000 square feet. The Company has the option to acquire the 50% interest in this project from the Berg Group upon its completion and being fully leased pursuant to the Berg Land Holdings Option Agreement.

     In January 2000, we acquired a newly constructed R & D property leased to E-Tek Dynamics, Inc. on Automation Parkway in San Jose, California consisting of 80,640 square feet of rentable space. We acquired this property under the Pending Projects Acquisition Agreement. We paid approximately $14.6 million for this property. In connection with this acquisition, the operating partnership assumed total debt of approximately $5.0 million and issued a total of 1,346,480
O. P. Units to the Berg Group.

     The Berg Group recently acquired approximately 9.5 acres of land in Sunnyvale, California with an existing 98,500 rentable square foot shell building and expansion space for approximately a 100,000 rentable square foot building. This site has been leased to Global Centers, Inc. for 15 years with a lease for the 98,500 square foot building commencing in April 2000 and a lease for the 100,000 square foot building commencing in March 2001. The Company has the option to acquire this project from the Berg Group upon its completion of the 100,000 square foot building under the Berg Land Holdings Option Agreement. The Company will receive no rents from this property prior to the exercise of this option.

     In January 2000, the Company paid dividends aggregating $2,544 to its common stockholders which was payable as of December 31, 1999.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


     Quarterly financial information for the year ended December 31, 1999 is as follows:

                                                First          Second           Third          Fourth
                                             ------------   -------------   -------------   -------------
Revenue                                       $   14,027     $    18,376     $    20,517     $    20,806

Income before minority interest               $    7,605     $    10,552     $    13,488     $    14,671
Net income                                    $      881     $     1,065     $     2,178     $     2,407

Per share data:
   Basic net income per share                 $     0.11     $      0.13     $      0.13     $      0.15
   Diluted net income per share               $     0.10     $      0.13     $      0.13     $      0.15
Weighted average number of common shares
  outstanding (basic)                          8,227,261       8,166,977      16,715,354      16,964,086
Weighted average number of common shares
  outstanding (diluted)                        8,415,412       8,305,603      16,808,181      17,056,913


     Quarterly financial information for the year ended December 31, 1998 is as follows:

                                                First          Second           Third         Fourth
                                             ------------   -------------   -------------  -------------
Revenue                                       $       77      $       64     $    15,455    $    16,160

(Loss) income before minority interest        $     (153)     $     (273)    $     5,519    $     6,735
Net (loss) income                             $     (153)     $     (273)    $       130    $        75

Per share data:
   Basic net (loss) per share                 $    (0.10)     $    (0.16)    $      0.08    $      0.05
   Diluted net (loss) per share               $    (0.10)     $    (0.16)    $      0.08    $      0.05
Weighted average number of common shares
  outstanding (basic)                          1,503,933       1,698,536       1,698,536      1,847,342
Weighted average number of common shares
  outstanding (diluted)                        1,503,933       1,698,536       1,698,536      1,935,936


                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
of Mission West Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 21, 2000 included in this Form 10-K of Mission West Properties, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 21, 2000

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 1999
                             (dollars in thousands)

                                                             Initial Cost                           Total Cost (A)
                                                      --------------------------     Cost      -----------------------
                                         December 31,                 Buildings  Subsequent to             Buildings
                                            1998                         and     Construction\               and
Property Name                 City      Encumbrances      Land      Improvements  Acquisition     Land    Improvements   Total
----------------------- --------------- ------------- ------------ ------------- ------------- ---------- ------------ -------------
10401-10411 Bubb        Cupertino    B                   $    632     $  3,078                  $    632    $  3,078      $  3,710
2001 Logic              Cupertino                           2,288       11,134                     2,288      11,134        13,422
47000 Northport         Fremont                   C         1,184        5,760       $     7       1,184       5,767         6,951
45738 Northport         Fremont                   C           891        4,338             5         891       4,343         5,234
4050 Starboard          Fremont                   C         1,329        6,467             8       1,329       6,475         7,804
3501 W. Warren/Fremont  Fremont                             1,866        9,082                     1,866       9,082        10,948
48800 Milmont           Fremont                             1,013        4,932                     1,013       4,932         5,945
4750 Patrick Henry      Santa Clara                         1,604        7,805           153       1,604       7,958         9,562
4949 Hellyer            San Jose                  C         3,593       17,484            61       3,593      17,545        21,138
3520 Bassett            Santa Clara   D                     1,104        5,371                     1,104       5,371         6,475
3530 Bassett            Santa Clara D,E    $  2,853           849        4,133                       849       4,133         4,982
5850-5870 Hellyer       San Jose                            2,787        6,502                     2,787       6,502         9,289
2025 Fontanosa          San Jose                            2,572        4,597                     2,572       4,597         7,169
2030 L' Avenida         Mountain View                      46,832      109,275                    46,832     109,275       156,107
1750 Automation Parkway San Jose                            4,789       11,174           315       4,789      11,489        16,278
2251 Lawson Lane        Santa Clara                         1,952        9,498                     1,952       9,498        11,450
1230 E. Arques          Sunnyvale                             540        2,628                       540       2,628         3,168
1250 E. Arques          Sunnyvale                           1,335        6,499                     1,335       6,499         7,834
3120 Scott Blvd.        Santa Clara                         2,044        9,948                     2,044       9,948        11,992
20400 Mariani           Cupertino             1,902         1,670        8,125                     1,670       8,125         9,795
10500 De Anza           Cupertino                 C         7,666       37,304                     7,666      37,304        44,970
20605-705 Valley Green  Cupertino                           3,490       16,984                     3,490      16,984        20,474
10300 Bubb              Cupertino                 C           635        3,090                       635       3,090         3,725
10440 Bubb              Cupertino               405           434        2,112                       434       2,112         2,546
10460 Bubb              Cupertino               477           994        4,838            30         994       4,868         5,862
1135 Kern               Sunnyvale                             407        1,982                       407       1,982         2,389
405 Tasman              Sunnyvale                             550        2,676                       550       2,676         3,226
450 National            Mountain View             C           611        2,973                       611       2,973         3,584
3301 Olcott             Santa Clara                         1,846        8,984                     1,846       8,984        10,830
2800 Bayview            Fremont                             1,070        5,205                     1,070       5,205         6,275
6850 Santa Teresa       San Jose                              377        1,836            27         377       1,863         2,240
6810 Santa Teresa       San Jose                            2,567        5,991            47       2,567       6,038         8,605
140-160 Great Oaks      San Jose                            1,402        6,822            91       1,402       6,913         8,315
6541 Via del Oro/
 6385-6387 San Ignacio  San Jose                            1,039        5,057                     1,039       5,057         6,096
6311-6351 San Ignacio   San Jose                  C         6,246       30,396            21       6,246      30,417        36,663
6320-6360 San Ignacio   San Jose                            2,616       12,732           197       2,616      12,929        15,545
75 E. Trimble/2610 N.
 First St.              San Jose                            3,477       16,919                     3,477      16,919        20,396
2033-2243 Samaritan     San Jose             31,193         5,046       24,556                     5,046      24,556        29,602
1170 Morse              Sunnyvale                 C           658        3,201                       658       3,201         3,859
3236 Scott              Santa Clara               C         1,234        6,005                     1,234       6,005         7,239
1212 Bordeaux           Sunnyvale                           2,250       10,948                     2,250      10,948        13,198
1325-1810 McCandless    Milpitas                           13,994       66,213           230      13,994      66,443        88,437
1600 Memorex            Santa Clara                         1,221        5,940                     1,221       5,940         7,161
1688 Richard            Santa Clara                         1,248        2,912             7       1,248       2,919         4,167
1700 Richard            Santa Clara                         1,727        4,029                     1,727       4,029         5,756
3506-3510 Bassett       Santa Clara   D                       943        4,591            52         943       4,643         5,586
3540-3544 Bassett       Santa Clara   D           C         1,565        7,615            57       1,565       7,672         9,237
3550 Bassett            Santa Clara   D           C         1,079        5,251                     1,079       5,251         6,330
3560 Bassett            Santa Clara   D           C         1,075        5,233                     1,075       5,233         6,308
3570-3580 Bassett       Santa Clara   D           C         1,075        5,233                     1,075       5,233         6,308
          Prudential Capital Group Loan     128,315 C
                                          ----------- ------------ ------------- ------------- ---------- ------------- ------------
                                           $165,415      $149,416     $565,458       $ 1,308    $149,416    $566,766      $716,182

                                          =========== ============ ============= ============= ========== ============= ============


                                        Accumulated      Date of     Depreciable
Property Name                 City      Depreciation   Acquisition      Life
----------------------- --------------- ------------- ------------- -------------
10401-10411 Bubb        Cupertino    B     $   117         7/98        40 Years
2001 Logic              Cupertino              419         7/98        40 Years
47000 Northport         Fremont                218         7/98        40 Years
45738 Northport         Fremont                165         7/98        40 Years
4050 Starboard          Fremont                245         7/98        40 Years
3501 W. Warren/Fremont  Fremont                343         7/98        40 Years
48800 Milmont           Fremont                187         7/98        40 Years
4750 Patrick Henry      Santa Clara            296         7/98        40 Years
4949 Hellyer            San Jose               659         7/98        40 Years
3520 Bassett            Santa Clara   D        203         7/98        40 Years
3530 Bassett            Santa Clara D,E        157         7/98        40 Years
5850-5870 Hellyer       San Jose               192        11/98        40 Years
2025 Fontanosa          San Jose                29        10/99        40 Years
2030 L' Avenida         Mountain View        2,049         4/99        40 Years
1750 Automation Parkway San Jose               144         7/99        40 Years
2251 Lawson Lane        Santa Clara            358         7/98        40 Years
1230 E. Arques          Sunnyvale              101         7/98        40 Years
1250 E. Arques          Sunnyvale              245         7/98        40 Years
3120 Scott Blvd.        Santa Clara            375         7/98        40 Years
20400 Mariani           Cupertino              307         7/98        40 Years
10500 De Anza           Cupertino            1,401         7/98        40 Years
20605-705 Valley Green  Cupertino              639         7/98        40 Years
10300 Bubb              Cupertino              118         7/98        40 Years
10440 Bubb              Cupertino               81         7/98        40 Years
10460 Bubb              Cupertino              185         7/98        40 Years
1135 Kern               Sunnyvale               77         7/98        40 Years
405 Tasman              Sunnyvale              102         7/98        40 Years
450 National            Mountain View          113         7/98        40 Years
3301 Olcott             Santa Clara            339         7/98        40 Years
2800 Bayview            Fremont                197         7/98        40 Years
6850 Santa Teresa       San Jose                71         7/98        40 Years
6810 Santa Teresa       San Jose               126         3/99        40 Years
140-160 Great Oaks      San Jose               258         7/98        40 Years
6541 Via del Oro/
 6385-6387 San Ignacio  San Jose               191         7/98        40 Years
6311-6351 San Ignacio   San Jose             1,142         7/98        40 Years
6320-6360 San Ignacio   San Jose               479         7/98        40 Years
75 E. Trimble/2610 N.
 First St.              San Jose               636         7/98        40 Years
2033-2243 Samaritan     San Jose               924         7/98        40 Years
1170 Morse              Sunnyvale              122         7/98        40 Years
3236 Scott              Santa Clara            227         7/98        40 Years
1212 Bordeaux           Sunnyvale              413         7/98        40 Years
1325-1810 McCandless    Milpitas             2,510         7/98        40 Years
1600 Memorex            Santa Clara            199         7/98        40 Years
1688 Richard            Santa Clara            108         9/98        40 Years
1700 Richard            Santa Clara             42         8/99        40 Years
3506-3510 Bassett       Santa Clara   D        174         7/98        40 Years
3540-3544 Bassett       Santa Clara   D        288         7/98        40 Years
3550 Bassett            Santa Clara   D        199         7/98        40 Years
3560 Bassett            Santa Clara   D        198         7/98        40 Years
3570-3580 Bassett       Santa Clara   D        198         7/98        40 Years
                                        -------------
                                           $18,566
                                        =============

(A) The aggregate cost for federal income tax purposes at December 31, 1999 is $$132.7 million

(B) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company

(C) Encumbered by the $128,315 Prudential Capital Group loan - full amount of loan shown at the bottom of the schedule.

(D) Part of the property group referred to as Triangle Technology Park (E) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company.

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 1999 and 1998
                             (Dollars in thousands)

1.  Reconciliation of real estate and accumulated depreciation:

                                                         1999                       1998
                                               ------------------------   ------------------------
Real estate investments:
  Balance at beginning of year                        $  521,439                          -
  Additions                                              194,743                 $  521,439
  Dispositions                                                 -                          -
                                               ------------------------   ------------------------
  Balance at end of year                              $  716,182                 $  521,439
                                               ========================   ========================

Accumulated depreciation:
  Balance at beginning of year                        $    5,410                          -
  Additions                                               13,156                 $    5,410
  Dispositions                                                 -                          -
                                               ------------------------   ------------------------
  Balance at end of year                              $   18,566                 $    5,410
                                               ========================   ========================


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

PricewaterhouseCoopers LLP

San Francisco, California
January 29, 1999

                        THE BERG PROPERTIES (PREDECESSOR)
                             COMBINED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                     -------


                                     ASSETS

                                                                    June 30, 1998          December 31, 1997
                                                                 --------------------    ---------------------
Real estate assets:
  Land                                                               $ 30,426                 $ 30,426
  Building and improvements                                            61,323                   61,262
  Tenant improvements                                                  85,790                   86,541
                                                                 --------------------    ---------------------
                                                                      177,539                  178,229

     Less, accumulated depreciation                                   (81,939)                 (78,077)
                                                                 --------------------    ---------------------
        Net real estate assets                                         95,600                  100,152
  Cash and cash equivalents                                                 -                    5,719
  Deferred rent                                                         4,964                    4,144
  Deferred costs and other costs                                        3,982                    3,935
                                                                 --------------------    ---------------------
               Total assets                                          $104,546                 $113,950
                                                                 ====================    =====================


                      LIABILITIES AND NET (DEFICIT) EQUITY

Liabilities:
  Lines of credit                                                           -                 $ 37,953
  Mortgage notes payable                                               37,868                   38,554
  Motgage notes payable (related parties)                             156,632                        -
  Notes payable (related parties)                                           -                    1,975
  Accounts payable and accrued expenses                                 2,233                    2,102
  Other liabilities                                                     4,046                    3,715
                                                                 --------------------    ---------------------
     Total liabilities                                                200,779                   84,299
                                                                 --------------------    ---------------------
  Net (deficit) equity                                                (96,233)                   29,651
                                                                 --------------------    ---------------------
               Total liabilities and net (deficit) equity            $104,546                  $113,950
                                                                 ====================    =====================



                   See notes to combined financial statements

                        THE BERG PROPERTIES (PREDECESSOR)
                        COMBINED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)




                                                Six Months                  Year Ended December 31,
                                                  Ended           --------------------------------------------
                                              June 30, 1998               1997                   1996
                                           -------------------    --------------------    --------------------
REVENUE:
  Rental revenue from real estate               $22,341                  $40,163                $28,934
  Tenant reimbursements                           3,826                    6,519                  3,902
                                           -------------------    --------------------    --------------------
                                                 26,167                   46,682                 32,836
                                           -------------------    --------------------    --------------------
EXPENSES:
  Property operating and maintenance              2,088                    3,741                  1,906
  Real estate taxes                               2,126                    4,229                  3,750
  Interest                                        3,044                    5,919                  6,090
  Interest (related parties)                         61                      248                    293
  Management fees (relates parties)                 645                    1,050                    827
  Depreciation and amortization                   3,862                    7,717                  6,739
                                           -------------------    --------------------    --------------------
                                                 11,826                   22,904                 19,605
                                           -------------------    --------------------    --------------------
Income before extraordinary item                 14,341                   23,778                 13,231
Extraordinary item                                    -                        -                    610
                                           -------------------    --------------------    --------------------
  Net income                                    $14,341                  $23,778                $13,841
                                           ===================    ====================    ====================





                   See notes to combined financial statements

                        THE BERG PROPERTIES (PREDECESSOR)
                   COMBINED STATEMENTS OF NET EQUITY (DEFICIT)
                             (Dollars in thousands)




Balance (deficit), January 1, 1996                               $ (2,469)
  Contributions                                                    12,299
  Distributions                                                    (6,846)
  Net income                                                       13,841
                                                               -------------
Balance, December 31, 1996                                       $ 16,825
  Contributions                                                       755
  Distributions                                                   (11,707)
  Net income                                                       23,778
                                                               -------------
Balance, December 31, 1997                                        $29,651
  Distributions                                                  (140,225)
  Net income                                                       14,341
                                                               -------------
Balance (deficit), June 30, 1998                                 $(96,233)
                                                               =============






                   See notes to combined financial statements

                        The Berg Properties (Predecessor)
                       COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                          Six months ended
                                                              June 30,                        Year Ended December 31,
                                                       -----------------------     ---------------------------------------------
                                                                1998                       1997                    1996
                                                       -----------------------     ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  14,341                    $ 23,778                 $ 13,841
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                            3,862                       7,717                    6,739
       Loan fee amortization                                        6                          12                       10
   Extraordinary gain on extinguishments of debt                    -                           -                     (610)
   Changes in operating assets and liabilities:
       Deferred rent                                             (820)                     (1,330)                    (586)
       Other assets                                               (53)                     (1,221)                    (406)
       Accounts payable and accrued expenses                      131                        (160)                     353
       Other liabilities                                          331                       1,113                      907
                                                       -----------------------     ---------------------    --------------------
   Net cash provided by operating activities                   17,798                      29,909                   20,248
                                                       -----------------------     ---------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase and improvements to real estate                     (132)                     (17,251)                 (29,275)
   Tenant reimbursements for improvements                        822                            -                        -
                                                       -----------------------     ---------------------    --------------------
     Net cash provided by (used in) investing
       acitivities                                               690                      (17,251)                 (29,275)
                                                       -----------------------     ---------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings on lines of credit             (1,277)                       2,415                    6,047
   Proceeds from mortgage notes payable                            -                        3,105                        -
   Principal payments on mortgage notes payable                 (686)                      (2,429)                  (1,563)
   Proceeds from mortgage notes payable (related             119,956                            -                        -
   Principal payments on notes payable (related               (1,975)                        (571)                    (504)
   Capital contributions                                           -                          755                   12,299
   Capital distributions                                    (140,225)                     (11,707)                  (6,846)
                                                       -----------------------     ---------------------    --------------------
     Net cash (used in) provided by financing
       activities                                            (24,207)                      (8,432)                   9,433
                                                       -----------------------     ---------------------    --------------------
     Net (decrease) increase in cash and cash
       equivalents                                            (5,719)                       4,226                      406
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   5,719                        1,493                    1,087
                                                       -----------------------     ---------------------    --------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $      -                     $  5,719                 $  1,493
                                                       =======================     =====================    ====================
Supplemental information:
     Cash paid for interest, net of amounts
       capitalized                                          $  1,731                     $  6,272                 $  6,278
                                                       =======================     =====================    ====================
Supplemental schedule of non-cash investing
  and financing activities:
     Assumption of lines of credit by Carl Berg             $ 36,676                            -                        -
                                                       =======================     =====================    ====================
     Non-cash transfers of construction-in-progress                -                     $  6,775                 $      75
                                                       =======================     =====================    ====================





                   See notes to combined financial statements

                        THE BERG PROPERTIES (PREDECESSOR)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


1.  ORGANIZATIONS AND BUSINESS

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

     The  following  table  sets  forth  certain   information   regarding  debt
outstanding as of June 30, 1998 and December 31, 1997:

                                                                                 Balance        Balance
Description                             Collateral Properties                    June 30,    Dec. 31, 1997     Matures       Rate
----------------------------------- ----------------------------------------- ------------- --------------- ------------- ----------
LINES OF CREDIT:
Wells Fargo Bank                    2251 Lawson Lane, Santa Clara, CA                   -        $37,953         10/99         (1)
                                    3301 Olcott, Santa Clara, CA
                                    1230 & 1250 Arques, Sunnyvale, CA
                                    1135 Kern, Sunnyvale, CA
                                    405 Tasman, Sunnyvale, CA
                                    1190 Morse Avenue, Sunnyvale, CA
                                    450 National Avenue, Mountain View, CA
                                    10300 Bubb Road, Cupertino, CA
                                    10440 Bubb Road, Cupertino, CA
                                    10460 Bubb Road, Cupertino, CA
                                    20605-20705 Valley Green Dr, Cupertino, CA
                                    20400 Mariani, Cupertino, CA
                                    2033-2243 Samaritan Drive, San Jose, CA
                                    10500 De Anza Boulevard, Cupertino, CA

MORTGAGE NOTES                      2033-2043 Samaritan Drive, San Jose, CA       156,632              -          3/99         (1)
  (Related Parties)                 2133 Samaritan Drive, San Jose, CA
                                    2233-2243 Samaritan Drive, San Jose, CA

MORTGAGE NOTES:
Great West Life & Annuity Insurance
   Company                          6320 San Ignacio Ave., San Jose, CA             7,804          7,872          2/04          7%
Great West Life & Annuity Insurance
   Company                          6385 San Ignacio Ave, San Jose, CA              3,723          3,755          5/04          7%
                                    6540 Via del Oro, San Jose, CA
Great West Life & Annuity Insurance
   Company                          1170 Morse Ave., Sunnyvale, CA                  1,969          1,986          5/04          7%
National Electrical Contractors
   Association Pension Benefit
   Trust Fund                       2251 Lawson Lane, Santa Clara, CA               4,692          4,820          1/09       9.75%
Prudential Capital Group            1230 E. Arques, Sunnyvale, CA                   1,110          1,147         11/07          9%
Prudential Capital Group            20605-20705 Valley Green Dr, Cupertino, CA      3,158          3,250         10/98        8.5%
Prudential Capital Group            20400 Mariani, Cupertino, CA                    2,095          2,154          3/09       8.75%
Prudential Capital Group            1250 E. Arques, Sunnyvale, CA                   2,184          2,312         11/99        9.5%
New York Life Insurance Company     10440 Bubb Road, Cupertino, CA                    441            452          8/09       9.63%
Home Savings & Loan Association     10460 Bubb Road, Cupertino, CA                    547            569          1/07        9.5%
Amdahl Corporation                  3120 Scott, Santa Clara, CA                     7,040          7,132          3/14       9.42%
Citicorp U.S.A. Inc.                2800 Bayview Drive, Fremont, CA                 3,105          3,105          4/00         (2)
                                                                              ------------- ---------------
MORTGAGE NOTES TOTAL                                                               37,868         38,554
                                                                              ============= ===============

(1) The lesser of (a) the Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%;or (c) the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. The average rates for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996 were 7.24%, 7.25% and 7.04%, respectively.

(2)  One month LIBOR plus 1.625% adjusted monthly.

     Principal payments on outstanding borrowings as of June 30, 1998 are due as follows:



               Mortgage Notes
                  Payable            Mortgage Notes
              (Related Parties)         Payable               Total
              -----------------     ----------------    -------------------
1998                     -               $ 3,778            $  3,778
1999              $156,632                 1,325             157,957
2000                     -                 4,552               4,552
2001                     -                 1,580               1,580
2002                     -                 1,726               1,726
Thereafter               -                24,907              24,907
              -----------------     ----------------    -------------------
                  $156,632               $37,868            $194,500
              =================     ================    ===================


4.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Berg Properties' financial instruments include receivables, payables and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

6.  OPERATING LEASES

     The Berg Properties are leased to tenants under net operating leases with initial terms extending to the year 2008. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of June 30, 1998, are approximately as follows:

                    1998            $ 22,065
                    1999              43,585
                    2000              38,867
                    2001              33,960
                    2002              27,296
                    Thereafter        41,851
                                  -------------
                                    $207,624
                                  =============

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

                      Report of Independent Accountants on
                          Financial Statement Schedule

To members of the Berg Group

Our audits of the combined financial statements of the Berg Properties referred to in our report dated January 29, 1999, included in this report of the Berg Properties in this Form 10-K of Mission West Properties, Inc., also included an audit of the combined financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 29, 1999

                        The Berg Properties (predecessor)
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 1997
                               -----------------


                                                                                          Cost
                                                          Initial Cost                Capitalization
                                             ---------------------------------------  Subsequent to
                                                             Shell        Tenant       Acquisition/
Building               Sq. Ft.  Encumbrance     Land      Improvements  Improvements   Improvement
-------------------   --------  -----------  -----------  ------------  ------------  ------------
6850 Santa Teresa       30,000               $  105,060    $  317,106    $  188,211             0
6331 San Ignacio       131,250                  122,928     1,127,074       705,238   $ 3,964,830
6341 San Ignacio        95,040                  122,928     1,127,074       705,238      (117,704)
75 E. Trimble           93,984                  960,000     1,150,928       955,299     2,168,521
1170 Morse              34,750  $1,986,001       48,685       909,965       793,345       800,000
6540 Via Del Oro        31,800   1,877,772       80,772       334,458       303,990             0
6385-6387 San Ignacio   34,800   1,877,772       88,923       365,741       332,669             0
1212 Bordeaux           71,800   4,000,000    1,102,092        46,500       180,950     5,079,735
150-160 Great Oaks      52,000                  187,425       572,879       912,960        75,439
140 Great Oaks          52,259                  187,425       572,879       543,286       445,113
6311 San Ignacio        30,000                   60,461       289,440       274,346         2,559
6321 San Ignacio       103,894                  191,461       916,560       868,761     2,233,199
6320 San Ignacio       157,092   7,871,793      178,414     1,920,012     1,062,547     1,355,351
2610 N. First St.       77,547                  639,999     1,435,464       985,593       879,605
2033-43 Samaritan       75,168                  409,321       912,880     2,792,320       236,712
2133 Samaritan          80,000                  435,634       971,583     2,971,817         2,887
2233-43 Samaritan       79,924                  435,220       970,640     2,968,994         2,884
3236 Scott              54,672   7,504,850    1,457,273       724,086     1,388,005       700,000
1810 McCandless         39,800                  564,762       784,519       784,519         7,716
1740 McCandless         51,602                  732,232     1,017,155     1,017,155         5,951
1680 McCandless         73,253                  990,398             0             0     3,562,232
1600 McCandless         40,970                  581,364       807,582       807,582         6,126
1500 McCandless         42,700                  605,913       841,683       841,683         6,565
1450 McCandless         45,312                  606,086             0             0     2,136,034
1350 McCandless         46,272                  593,511             0             0     2,206,705
1325 McCandless         77,568                1,027,019             0             0     3,574,201
1425 McCandless         38,579                  549,423       763,211       763,211         5,790
1525 McCandless         28,655                  406,614       564,834       564,834         4,285
1575 McCandless         33,263                  472,002       655,665       655,665         4,974
1625 McCandless         33,625                  477,139       662,801       662,801         5,027
1745 McCandless         35,731                  507,023       704,313       704,313         5,342
1765 McCandless        118,708                1,532,956             0             0     5,018,826
1600 Memorex Drive     109,666                1,000,000       875,000       875,000           559
4949 Hellyer           200,484                1,986,336     4,585,362     4,735,026       (10,000)
2001 Logic              72,426                1,007,959     1,440,000     1,277,443             0
2251 Lawson            125,000   4,820,216      998,430     2,163,118     2,369,128         8,000
1230 Arques             60,000   1,147,269       49,867       721,721       624,669       156,112
450-460  National       36,100                   29,161       219,655       234,550        85,347
1135 Kern Avenue        18,300                   65,306       126,199       151,631        69,584
10300 Bubb              23,400                   94,336       152,665       153,488       185,899
20400 Mariani          105,000   2,153,993      596,259       956,846     1,139,174             0
3301 Olcott             64,500                  576,082       643,859       586,689       838,046
1250 Arques            200,000   2,311,583      413,831     1,432,307     2,359,186       366,506
10500 De Anza          211,000  16,000,000    1,498,500     5,086,027     7,200,447             0
20605-705 Valley Green 142,000   3,250,320      532,821     1,644,011     2,178,848       636,776
1190 Morse/405 Tasman   28,350                   49,231       263,040       249,865       136,082
10440 Bubb              19,500     452,335       55,493       292,807       494,892       136,061
10460 Bubb              30,460     568,721      175,162       364,464       219,312       136,861
3120 Scott              75,000   7,131,711      350,574     3,387,720     3,074,872       900,100
3501 W Warren Bld       67,864   4,902,185    1,436,890     1,813,361     1,789,802       (15,482)
48800 Milmont           53,000   3,170,096    1,052,190     1,158,065     1,172,833         9,430
4750 Patrick Henry      65,780   2,375,884    1,163,575     1,146,854     1,147,020             0
10401 Bubb              20,330                   95,966       132,403       208,010             0
2800 Bayview            59,736   3,105,000      737,855     1,734,146             0             0
                     ---------  -----------  -----------  ------------  ------------  ------------
Subtotal             3,779,914 $76,507,501  $30,426,287   $51,806,662   $57,977,217   $38,018,786
                     =========  ===========  ===========  ============  ============  ============



                                Gross Amount at Which
                              Carried at Close of Period
                       -----------------------------------------
                                        Shell &       Tenant                      Accumulated      Date of
Building                   Land      Improvements  Improvements       Total       Depreciation    Completion
-------------------    ------------  ------------  -------------  -------------  --------------  ------------
6850 Santa Teresa       $  105,060    $  317,106     $  188,211    $   610,377    $  (509,475)       1979
6331 San Ignacio           122,928     1,356,086      4,441,056      5,920,070     (2,587,448)       1980
6341 San Ignacio           122,928       981,548        733,060      1,837,536     (1,155,158)       1980
75 E. Trimble              960,000     1,150,928      3,123,820      5,234,748     (2,054,859)       1981
1170 Morse                 48,685        909,965      1,593,345      2,551,995     (1,257,784)       1980
6540 Via Del Oro           80,772        334,458        303,990        719,220       (564,532)       1980
6385-6387 San Ignacio      88,923        365,741        332,669        787,333       (617,790)       1980
1212 Bordeaux           1,102,092        530,517      4,776,668      6,409,277     (1,474,232)       1984
150-160 Great Oaks        187,425        572,879        988,399      1,748,703     (1,263,387)       1982
140 Great Oaks            187,425        572,879        988,399      1,748,703     (1,264,760)       1982
6311 San Ignacio           60,461        289,629        276,716        626,806       (494,691)       1981
6321 San Ignacio          191,461      1,120,216      2,898,304      4,209,981     (1,956,235)       1981
6320 San Ignacio          178,414      1,920,011      2,417,899      4,516,324     (2,496,504)       1982
2610 N. First St.         639,999      1,435,464      1,865,198      3,940,661     (2,344,027)       1981
2033-43 Samaritan         409,321        912,880      3,029,032      4,351,233     (2,689,750)       1984
2133 Samaritan            435,634        971,583      2,974,704      4,381,921     (2,863,030)       1984
2233-43 Samaritan         435,220        970,640      2,971,878      4,377,738     (2,769,310)       1984
3236 Scott              1,457,273        724,086      2,088,005      4,269,364     (2,041,780)       1981
1810 McCandless           564,762        787,362        789,392      2,141,516       (322,450)       1995
1740 McCandless           732,232      1,019,348      1,020,913      2,772,493       (260,940)       1995
1680 McCandless           990,398      1,721,342      1,840,890      4,552,630       (541,969)       1996
1600 McCandless           581,364        809,839        811,451      2,202,654       (266,610)       1995
1500 McCandless           605,913        844,216        845,715      2,295,844       (277,866)       1995
1450 McCandless           593,511      1,057,469      1,091,140      2,742,120       (345,049)       1995
1350 McCandless           606,086      1,079,873      1,114,257      2,800,216       (352,358)       1996
1325 McCandless         1,027,049      1,738,889      1,835,282      4,601,220       (612,079)       1997
1425 McCandless           549,423        765,344        766,868      2,081,635       (261,180)       1995
1525 McCandless           406,614        566,413        567,540      1,540,567       (193,498)       1995
1575 McCandless           472,002        657,498        658,806      1,788,306       (224,614)       1995
1625 McCandless           477,139        664,653        665,976      1,807,768       (227,058)       1995
1745 McCandless           507,023        706,281        707,687      1,920,991       (241,280)       1995
1765 McCandless         1,532,956      2,627,962      2,390,864      6,551,782       (812,926)       1997
1600 Memorex Drive      1,000,000        875,000        875,559      2,750,559       (704,447)       1995
4949 Hellyer            1,986,336      4,575,362      4,735,026     11,296,724     (1,399,886)       1995
2001 Logic              1,007,959      1,440,000      1,277,443      3,725,402       (779,626)       1992
2251 Lawson               998,430      2,163,118      2,377,128      5,538,676     (3,831,224)       1979
1230 Arques                49,867        805,423        697,079      1,552,369     (1,373,925)       1977
450-460  National          29,161        240,292        299,260        568,713       (568,713)       1973
1135 Kern Avenue           65,306        126,199        221,215        412,720       (391,853)       1973
10300 Bubb                 94,336        152,665        339,387        586,388       (478,274)       1972
20400 Mariani             596,259        956,846      1,139,174      2,692,279     (2,060,466)       1978
3301 Olcott               576,082        633,859      1,434,735      2,644,676     (1,225,375)       1977
1250 Arques               413,831      1,570,769      2,587,230      4,571,830     (4,359,010)       1974
10500 De Anza           1,498,500      5,086,027      7,200,447     13,784,974    (13,293,962)       1981
20605-705 Valley Green    532,821      1,644,011      2,815,624      4,992,456     (3,853,122)       1975
1190 Morse/405 Tasman      49,231        327,704        321,283        698,218       (602,821)       1976
10440 Bubb                 55,493        366,034        557,726        979,253       (787,043)       1979
10460 Bubb                175,162        418,778        301,859        895,799       (698,076)       1976
3120 Scott                350,574      3,377,720      3,984,972      7,713,266     (5,032,610)       1983
3501 W Warren Bld       1,436,890      1,847,476      1,740,205      5,024,571       (351,697)       1997
48800 Milmont           1,052,190      1,158,065      1,182,263      3,392,518       (316,976)       1996
4750 Patrick Henry      1,163,575      1,146,854      1,147,020      3,457,449       (425,734)       1996
10401 Bubb                 95,966        132,403        208,010        436,379       (405,719)       1972
2800 Bayview              737,855      1,734,146              0      2,472,001       (437,151)       1994
                       -----------  -------------  -------------  -------------  -------------
Subtotal              $30,426,317    $61,261,856    $86,540,779   $178,228,952    $78,077,441
                       ===========  =============  =============  =============  =============


                        The Berg Properties (Predecessor)
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 1997
                             (Dollars in thousands)
                                   ----------

Summary of activity for real estate and accumulated depreciation is as follows:

                                                                               December 31,
                                                        -----------------------------------------------------------
                                                              1997                 1996                 1995
                                                        -----------------    -----------------    -----------------
Real estate:
   Balance at beginning of year                             $154,999             $133,014             $120,382
   Improvements and acquisition/development of real           23,230               22,775               35,910
   Disposal of real estate                                         -                 (790)             (23,278)
                                                        -----------------    -----------------    -----------------
     Balance at end of year                                 $178,229             $154,999             $133,014
                                                        =================    =================    =================

Accumulated depreciation:
   Balance at beginning of year                              $71,064              $64,857              $66,174
   Depreciation expense                                        7,013                6,387                6,132
   Disposal of real estate                                         -                 (180)              (7,449)
                                                        -----------------    -----------------    -----------------
     Balance at end of year                                  $78,077              $71,064              $64,857
                                                        =================    =================    =================


                                     - 77 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its independent auditors on March 12, 1998 as set forth in a report on Form 8-K dated March 13, 1998, which is incorporated herein by this reference.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the sections titled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the section titled "Executive Compensation" in the registrant's proxy statement for its 2000 Annual Meeting of Stockholders, excluding, however, the section titled "Executive Compensation - Performance Graph," "Executive Compensation - Report on Executive Compensation by the Compensation Committee of the Board of Directors," none of which are incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the section titled "Share Ownership" in the registrants proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the section titled "Certain Relationships and Related Transactions" in the registrants proxy statement for its 2000 Annual Meeting of Stockholders.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

3.2.1+             Articles of Amendment and Restatement of Mission West Properties, Inc.
3.2.2+             Restated Bylaws of Mission West Properties, Inc.
10.1.1**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.
10.1.2**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I
10.1.3**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II
10.1.4**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III
10.2**             Exchange Rights Agreement between Mission West Properties and the Limited Partners
10.3.1*            1997 Stock Option Plan
10.3.2*            Form of Incentive Stock Option Agreement
10.3.3*            Form of Non-statutory Stock Option Agreement
10.3.4*            Form of Directors Stock Option Agreement
10.4.1*            Acquisition Agreement, sated as of May 14, 1998, among Mission West Properties, certain partnerships
10.4.2*            Amendment of Acquisition Agreement, dated as of July 1, 1998
10.4.3*            Form of Partnership Interest Purchase Demand Note
10.5.1*            Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of
10.5.2*            Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of
10.5.3**           Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May
10.6**             Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the
10.7**             Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg
10.8*              Berg & Berg Enterprises, Inc. Sublease Agreement
10.9++             Amended and Restated Stock Option Agreement fro Michael J. Anderson (200,000 shares of Common Stock)
10.10*             Restricted Stock Purchase Agreement for Michael J. Anderson (200,000 shares of Common Stock)
10.11*             Promissory Note from Michael J. Anderson
10.12*             Lease Agreement with Apple Computer, Inc.
10.13*             Lease Agreement with Cisco Systems, Inc,
10.14*             Lease Agreement with Amdahl Corporation
10.15*             Prudential Promissory Note
10.16*             Prudential Deed of Trust
10.17*             Prudential Certificate Regarding Distribution
10.18*             Prudential Guaranty
10.19+             Waiver Agreement
10.20**            Ownership Limit Exemption Agreement dated December 29, 1999 between Mission West Properties and Dan and
10.21x             Lease Agreement with Microsoft Corporation
10.22x             Contribution Agreement


10.23xx            Assumption Agreement for Wells Fargo Line of Credit
10.24xx            Form of secured note payable to the Berg Group
10.25xx            Form of deed of trust granted to the Berg Group
10.26xx            Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg
10.27              Revolving Credit -Secured Promissory Note
10.28              Deed of Trust Securing Promissory Note
21.1++             Subsidiaries of the Registrant
23.1               Consent of PricewaterhouseCoopers LLP
23.2               Consent of PricewaterhouseCoopers LLP
24.1xx             Powers of Attorney (included in the signature page on page ___ of this report)
27.1               Financial Data Schedule


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

+ Incorporated herein by reference to the same-numbered exhibit to Amendment No. 4 to the Registration Statement on Form S-4 filed on November 16, 1998 and declared effective on November 23, 1998.

++ Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999

x Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235)

xx Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11 filed on June 8, 1999 (Commission File No. 333-80203)

     (b) Reports on Form 8-K.

     The registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant and has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MISSION WEST PROPERTIES, INC.

Date: March 30, 2000                               By: /s/  CARL E. BERG
                                                       -----------------
                                                      Carl E. Berg
                                                      Chairman of the Board,
                                                      Chief Executive Officer,
                                                      President and Director


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl E. Berg his true and lawful attorney-in-fact with the power of substitution, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date

/s/  CARL E. BERG                  Chief Executive Officer,      March 30, 2000
-------------------------------    President and Director
Carl E. Berg                       (Principal Financial
                                   and Accounting Officer)

/s/  JOHN BOLGER
-------------------------------    Director                      March 30, 2000
John Bolger


/s/  WILLIAM A. HASLER             Director                      March 30, 2000
-------------------------------
William A. Hasler


/s/  LAWRENCE B. HELZEL            Director                      March 30, 2000
-------------------------------
Lawrence B. Helzel