Form 10-Q
period 2000-03-31
MISSION WEST PROPERTIES INC
filed 2000-05-15
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                17,025,365 shares outstanding as of May 15, 2000

                          Mission West Properties, Inc.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999...................................................................................3

              Consolidated Statements of Operations for the three
              months ended March 31, 2000 and 1999....................................................................4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999..............................................................5

              Notes to Consolidated Financial Statements..............................................................6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................10

   Item 3     Quantitative and Qualitative Disclosures About Market Risk.............................................18


PART II       OTHER INFORMATION

   Item 5     Other Information......................................................................................19

   Item 6     Exhibits and Reports on Form 8-K.......................................................................19


SIGNATURES...........................................................................................................20


PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except share amounts)
                                      -----


                                                                                  March 31, 2000         December 31, 1999
                                                                               ----------------------  ----------------------
                                                                                    (Unaudited)
                                     ASSETS
Real estate assets, at cost
   Land                                                                                  $159,302              $149,416
   Buildings and improvements                                                             590,733               566,766
                                                                               ----------------------  ----------------------
                                                                                          750,035               716,182
   Less accumulated depreciation                                                          (22,198)              (18,566)
                                                                               ----------------------  ----------------------
     Net real estate assets                                                               727,837               697,616
Cash and cash equivalents                                                                      13                 6,553
Deferred rent                                                                               6,933                 5,964
Other assets                                                                                5,560                 2,571
                                                                               ----------------------  ----------------------
     Total assets                                                                        $740,343              $712,704
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Line of credit (related parties)                                                        36,070                     -
   Mortgage notes payable                                                                 133,491               133,952
   Mortgage notes payable (related parties)                                                     -                31,193
   Interest payable                                                                         1,005                 1,005
   Security deposits                                                                        3,103                 2,335
   Prepaid rental income                                                                    6,360                 7,802
   Dividends/distributions payable                                                         14,402                14,019
   Refundable option payment                                                               21,564                21,564
   Accounts payable and accrued expenses                                                    4,945                 3,342
                                                                               ----------------------  ----------------------
     Total liabilities                                                                    220,940               215,212

Commitments and contingencies (Note 8)

Minority interest                                                                         418,353               396,810

Stockholders' equity:
   Preferred stock,  $.001 par value,  20,000,000 shares
     authorized, none issued and outstanding                                                    -                     -
   Common stock, $.001 par value, 200,000,000 shares
     authorized, 17,025,365 and 16,972,374 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively                                                                              17                    17
  Paid-in-capital                                                                         123,036               122,746
  Accumulated (deficit)                                                                   (22,003)              (22,081)
                                                                               ----------------------  ----------------------
     Total stockholders' equity                                                           101,050               100,682
                                                                               ----------------------  ----------------------
     Total liabilities and stockholders' equity                                          $740,343              $712,704
                                                                               ======================  ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)
                                    ---------

                                                  Three months ended March 31,
                                            ----------------------------------------
                                                    2000                1999
                                            ------------------- --------------------
Revenues:
   Rental revenues from real estate                 $21,235              $14,027
   Tenant reimbursements                              3,513                2,236
   Other income, including interest                     186                  149
                                            ------------------- --------------------
                                                     24,934               16,412
                                            ------------------- --------------------

Expenses:
   Operating expenses                                 1,093                  782
   Real estate taxes                                  2,374                1,529
   Depreciation of real estate                        3,633                2,703
   General and administrative                           363                  406
   Interest                                           2,257                2,971
   Interest (related parties)                           751                  416
                                            ------------------- --------------------
     Total expenses                                  10,471                8,807
                                            ------------------- --------------------

Income before minority interest                      14,463                7,605
Minority interest                                    11,832                6,724
                                            ------------------- --------------------
   Net income                                      $  2,631            $     881
                                            =================== ====================
Basic net income per share                         $   0.15            $    0.11
                                            =================== ====================
Diluted net income per share                       $   0.15            $    0.10
                                            =================== ====================
Weighted average number of
  common shares outstanding (basic)              16,990,353            8,227,261
                                            =================== ====================
Weighted average number of
  common shares outstanding (diluted)            17,389,409            8,415,412
                                            =================== ====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                             Three months ended March 31,
                                                                                           -------------------------------
                                                                                                 2000           1999
                                                                                           --------------- ---------------
Cash flows from operating activities:
   Net income                                                                                  $ 2,631          $  881
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Minority interest                                                                        11,832           6,724
       Depreciation                                                                              3,633           2,703
       Other                                                                                        17
   Changes in assets and liabilities:
       Deferred rent                                                                              (969)           (753)
       Other assets                                                                             (2,705)           (337)
       Interest payable                                                                              -            (174)
       Interest payable (related parties)                                                            -             416
       Security deposits                                                                           419             (89)
       Prepaid rental income                                                                    (1,707)           (228)
       Accounts payable and accrued expenses                                                       774             203
                                                                                           --------------- ---------------
     Net cash provided by operating activities                                                  13,925           9,346
                                                                                           --------------- ---------------
Cash flows used in investing activities:

   Improvements to real estate assets                                                             (900)           (107)
                                                                                           --------------- ---------------
Cash flows from financing activities:
   Net repayments on line of credit                                                                  -          (8,678)
   Principal payments on mortgage notes payable                                                   (461)           (532)
   Principal payments on mortgage notes payable (related parties)                              (16,441)           (196)
   Proceeds from stock options exercised                                                           290              67
   Minority interest distributions                                                                (408)            (12)
   Dividends paid                                                                               (2,545)              -
                                                                                           --------------- ---------------
     Net cash (used in) financing activities                                                   (19,565)         (9,351)
                                                                                           --------------- ---------------
     Net increase (decrease) in cash and cash equivalents                                       (6,540)           (112)
Cash and cash equivalents, beginning                                                             6,553             246
                                                                                           --------------- ---------------
Cash and cash equivalents, ending                                                              $    13          $  134
                                                                                           =============== ===============
Supplemental information:
   Cash paid for interest                                                                      $ 2,997          $3,139
                                                                                           =============== ===============
Supplemental schedule of non-cash investing and financing activities:
   Advances under line of credit (related parties)                                             $10,783          $    -
                                                                                           =============== ===============
   Assumption of debt in connection with property acquisitions                                 $10,000          $3,525
                                                                                           =============== ===============
   Assumption of other liabilities in connection with property acquisitions                    $ 1,431          $   88
                                                                                           =============== ===============
   Issuance of limited partnership units in connection with property acquisitions              $21,637          $4,945
                                                                                           =============== ===============

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

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 82%, taken as a whole, of the ownership interests in the real estate operations of the Company as of March 31, 2000. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

     The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1999. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2000. The Company has not yet filed its December 31, 1999 tax return, but has filed an extension.

2.   Real Estate

     PENDING PROJECTS ACQUISITION AGREEMENT

     The Company has entered into a Pending Projects Acquisition Agreement under which the Company has acquired or will acquire approximately one million rentable square feet of R&D properties upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group and other sellers. The agreement fixes the acquisition value to be received by the sellers based upon the capitalized rental value of the property when fully leased. During the first three months of 2000, the Company acquired one additional property under the Pending Projects Acquisition Agreement, representing 80,640 rentable square feet (see Property Acquisitions below). At March 31, 2000, there were two remaining projects comprising 175,084 rentable square feet, which the Company expects to acquire under the Pending Projects Acquisition Agreement.

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

     BERG LAND HOLDINGS OPTION AGREEMENT

     Through the operating partnerships, the Company currently has the option to acquire any future R&D, office and industrial property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 228 acres of Silicon Valley Land owned directly or under 50% joint venture by certain members of the Berg Group under the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of March 31, 2000, the Company had completed three acquisitions under the Berg Land Holdings Option Agreement representing approximately 426,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.00 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer
     Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property or a lesser amount as approved by the independent directors committee.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Agreement, or the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing four properties with a total of approximately 480,000 rentable square feet of R&D properties that the Company has the right to acquire under this agreement, including one property potentially representing 160,000 rentable square feet in which the Berg Group holds only a 50% ownership interest. As of March 31, 2000, the estimated acquisition price to the operating partnerships for these four projects is $50.7 million. The final acquisition price of these four properties could differ significantly from this estimate. In addition to projects currently under development, the Berg Land Holdings Option Agreement gives the Company the right to acquire future developments by the Berg Group on up to 137 additional acres of land currently controlled by the Berg Group, which could support approximately 2.24 million square feet of new developments. Under the Berg Land Holdings Option Agreement, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been approved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon, and Washington. In January 2000 the Berg Group purchased a 50% interest in TBI-Mission West, LLC that was approximately 62 acres in Morgan Hill, California, that might support the development of approximately 961,000 rentable square feet of R&D properties.

     PROPERTY ACQUISITIONS

     Effective January 5, 2000, the Company acquired a newly constructed R&D property located on Automation Parkway in San Jose, California. This acquisition added approximately 80,640 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $14,594. In connection with this acquisition, the Company assumed $5,000 of debt due the Berg Group, an affiliate of Carl E. Berg and Clyde J. Berg, as well as other liabilities of $100, and issued 1,346,480 O.P. Units to various members of the Berg Group.

     Effective March 1, 2000, the Company acquired an approximately 239,000 square foot R&D building located on Branham Lane East in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $18,359. In connection with this acquisition, the

     Company assumed $5,000 of debt due the Berg Group, an affiliate of Carl E. Berg and Clyde J. Berg, as well as other liabilities of $1,331, and issued 1,438,066 O.P Units to various members of the Berg Group.

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

3.   Stock Transactions

     During the three months ended March 31, 2000, options were exercised for a total of 52,991 shares; options to purchase 39,237 shares were exercised at $4.50 per share, and options to purchase 13,754 shares were exercised at $8.25 per share. Total proceeds to the Company were $290.

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

     The computation for weighted average shares is detailed below:

                                                                 Three Months Ended
                                                                   March 31, 2000,
                                                         ----------------------------------
                                                              2000               1999
                                                         ---------------    ---------------
     Weighted average shares outstanding (basic)            16,990,353          8,227,261
     Incremental shares from assumed option exercises          399,056            188,151
                                                         ---------------    ---------------
     Weighted average shares outstanding (diluted)          17,389,409          8,415,412
                                                         ===============    ===============

     The outstanding O.P. Units, which are exchangeable at the unit holder's option for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at March 31, 2000 was 78,990,335.

5.   Related Party Transactions

     As of March 31, 2000, the Berg Group owned 74,669,733 O.P. Units. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of March 31, 2000 represented approximately 78% of the equity interests of the Company, assuming conversion of the 78,990,335 O.P. Units into the common stock of the Company.

As of March 31, 2000, debt in the amount of $36,070 was due the Berg Group under the line of credit established effectively March 1, 2000. The $50,000 Wells Fargo line of credit expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50,000 line of credit from the Berg Group. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in February 2001. The Company believes that the terms of the Berg Group line of credit were more favorable than those available from Wells Fargo or similar lenders. During the first three months of 2000, the Company increased its borrowings by $10,000 in connection with property acquisitions. Interest expense incurred in connection with debt due the Berg Group was $751 and $416 for the three months ended March 31, 2000 and 1999, respectively.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in 2001.

     The Company currently leases space owned by Berg & Berg Enterprises, Inc. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 for the three months ended March 31, 2000 and 1999.

7.   Subsequent Events

     On March 20, 2000, the Company declared a $0.15 per share dividend on its common stock. The dividend was paid on April 10, 2000 to all common stockholders of record as of March 31, 2000. At the same time, the operating partnerships paid a distribution of $0.15 per O.P. Unit on April 10, 2000, as well.

     Effective as of April 1, 2000 the Company acquired an approximately 98,500 rentable square foot R&D property in Sunnyvale, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $11.6 million, which was funded through the assumption of debt and other liabilities as well as the issuance of O.P. Units.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

Overview

In May 1998, Mission West Properties, Inc. (the "Company"), the members of the Berg Group, John Kontrabecki and certain other persons entered into an acquisition agreement providing, among other things, for the Company's acquisition of interests as the sole general partner of four separate
partnerships  (the  "operating  partnerships").   At  the  time,  the  operating
partnerships held approximately 4.34 million rentable square feet of R&D property located in the Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement with the Berg Group and the exchange rights agreement with all limited partners in the operating partnerships, following stockholder approval. Effective July 1, 1998, the Company consummated its acquisition of the general partnership interests in the operating partnerships. The Company effected its purchase of the general partnership interests by issuing to each of the operating partnerships a demand note bearing interest at 7.25% per annum, aggregating approximately $35.2 million of principal payable no later than July 1, 2000.

Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership units ("O.P. Units"), representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition. Under the terms of the exchange rights agreement, each O.P. Unit may be exchanged for one share of common stock after December 29, 1999, subject to certain conditions. The O.P. Units represent the minority ownership7 interests. At March 31, 2000, the Company owned a 17.7% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

In July 1999, the Company completed a public offering of 8,680,000 shares of common stock at $8.25 per share. The net proceeds from this offering, after deducting underwriting discounts and other offering costs, were approximately $66.9 million and were used primarily to repay indebtedness.

At March 31, 2000, the outstanding balance under the demand notes that the Company owes to the operating partnerships was approximately $1.12 million. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned on this debt by the operating partnerships, which is interest expense to the Company, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing net income by this same amount. At present, the Company's only means for repayment of this debt, be it in this form or refinanced with another lender, is through distributions that the Company receives from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

The Company intends to elect as part of the Company's 1999 income tax return to qualify to be taxed as a REIT commencing with the taxable year ended December 31, 1999.

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999.

As of March 31, 2000, the Company, through its controlling interests in the operating partnerships, owned 82 properties totaling approximately 5.63 million square feet compared to 72 properties totaling approximately 4.57 million square feet owned by the Company as of March 31, 1999. This represents an increase of approximately 23% in total rentable square footage from one year ago. The increase resulted from the following acquisitions:

               Date of                                                   Rentable Square
             Acquisition                      Address                        Footage
          5/99                   L'Avenida Avenue (5 buildings)                   515,700
          7/99                   1750 Automation Parkway                           80,640
          8/99                   1700 Richard Avenue                               58,783
          10/99                  5749 Fontanosa Way                                77,700
          1/00                   1756 Automation Parkway                           80,640
          3/00                   800 Branham Lane East                            239,000
          -------------------------------------------------------------------------------
                                                                                1,052,463

The following table reflects the increase in the Company's rental revenues for the three months ended March 31, 2000 over rental revenue for the comparable three months in 1999:

                                                        Three months ended March 31,
                                     -------------------------------------------------------------------
                                         2000             1999            $ Change          % Change
                                     -------------    -------------     -------------    ---------------
                                                 (Dollars in thousands)

          Rental Revenues                $21,235          $14,027            $7,208             51.4%


Rental revenues increased by $7.2 million for the three months ended March 31, 1999 to $21.2 million for the same period of 2000 primarily as a result of the additional 10 properties acquired since March 31, 1999, including rental revenues of $770,000 generated from the two acquisitions in 2000.

Tenant reimbursements increased by $1.3 million or 59%, from $2.2 million for the three months ended March 31, 1999 to $3.5 million for the three months ended March 31, 2000. Operating expenses and real estate taxes, on a combined basis, increased by $1.2 million or 52%, from $2.3 million to $3.5 million for the three months ended March 31, 1999 and 2000, respectively. The increases resulted primarily from the growth in the total rentable square footage during the periods presented.

Depreciation expense increased by $930,000 for the three-month period ended March 31, 2000 over the same period a year ago. The increase was attributable to the acquisitions of properties since March 31, 1999.

Interest expense decreased by $700,000 or 23% from $3.0 million for the three months ended March 31, 1999 to $2.3 million for the three months ended March 31, 2000. Interest expense (related parties) increased by $335,000 or 81% from $416,000 for the three months ended March 31, 1999 to $751,000 for the three months ended March 31, 2000. On a net basis, interest expense (including amounts to related parties) has decreased given the decrease in overall debt levels. As a result of proceeds received from the July 1999 public offering, receipt of a refundable option payment, as well as cash generated from operations, debt outstanding, including amounts due related parties, has decreased by $29.8 million or 15% from $199.3 million as of March 31, 1999 to $169.5 million as of March 31, 2000.

The minority interest portion of income was $11.8 million, resulting in net income to shareholders of $2.6 million for the three months ended March 31, 2000. Minority interest represents the limited partners' ownership interest in the operating partnerships, which was 82% as of March 31, 2000, taken as a whole.

CHANGES IN FINANCIAL CONDITION

During the first three months of 2000, the Company acquired two additional properties representing 319,640 rentable square feet of newly constructed R&D properties located in Silicon Valley. These properties were acquired from the Berg Group under the Pending Projects Acquisition Agreement and the Berg Land
Option Agreement. The aggregate acquisition price for these properties was $32.95 million. The Company financed these acquisitions by a) assumption by the Company of $10 million of debt due the Berg Group; b) assumption by the Company of other liabilities of $1.4 million; c) and the issuance of 2,784,546 O.P. Units.

During the three months ended March 31, 2000, employee stock options were exercised to purchase a total of 52,991 shares of common stock, consisting of 39,237 shares exercised at a price of $4.50 per share and 13,754 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $290.

RECENT DEVELOPMENTS

Effective as of April 1, 2000 the Company acquired an approximately 98,500 rentable square foot R&D property in Sunnyvale, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $11.6 million, which was funded through the assumption of debt and other liabilities as well as the isuance of O.P. Units.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders, debt service, leasing commissions and recurring capital expenditures to be Funds from Operations ("FFO"), or the Berg Group line of credit. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2000. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet any short-term obligations or other liquidity needs based on the line of credit (related parties).

The Company's $50 million line of credit with Wells Fargo Bank expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50 million line of credit from the Berg Group. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in February 2001. The Company believes that the terms of the Berg Group line of credit were more favorable than those available from Wells Fargo or similar lenders.

At March 31, 2000, the Company had total indebtedness of $169.5 million including $133.5 million of fixed rate mortgage debt and $36.0 million under the Berg Group line of credit (related parties).

As of March 31, 2000, the Debt to Total Market Capitalization ratio, which is computed as the Company's total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $8.56 per share on March 31, 2000) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 17.1% based upon an estimated Total Market Capitalization of approximately $991.4 million.

MORTGAGE DEBT

The following table sets forth certain information regarding debt outstanding as of March 31, 2000:

                                                                                                      Maturity    Interest
              Debt Description                         Collateral Properties           Balance          Date        Rate
-----------------------------------------------  --------------------------------  ---------------  -----------  -----------
                                                                                   ($ in thousands)
Line of Credit (related parties):
                                                 2033-2043 Samaritan Drive, San         36,070          2/01         (1)
Mortgage Notes Payable:
Prudential Capital Group                         20400 Mariani, Cupertino, CA            1,867          3/09        8.75%
New York Life Insurance Company                  10440 Bubb Road, Cupertino, CA            399          8/09        9.625%
Home Savings & Loan Association                  10460 Bubb Road, Cupertino, CA            464          1/07        9.5%
Mellon Mortgage Company                          3530 Bassett, Santa Clara, CA           2,825          6/01        8.125%
Prudential Insurance Company of America          10300 Bubb, Cupertino, CA             127,936(2)      10/08        6.56%
                                                 10500 N. DeAnza, Supertino, CA
                                                 4050 Starboard, Fremont, CA
                                                 45700 Northport Loop, Fremont, CA
                                                 45738 Morthport Loop, Fremont, CA
                                                 450-460 National, Mountain View, CA
                                                 4949 Hellyer, San Jose, CA
                                                 6311 San Ignacio, San Jose, CA
                                                 6321 San Ignacio, San Jose, CA
                                                 6325 San Ignacio, San Jose, CA
                                                 6331 San Ignacio, San Jose, CA
                                                 6341 San Ignacio, San Jose, CA
                                                 6351 San Ignacio, San Jose, CA
                                                 3236 Scott, Santa Clara, CA
                                                 3560 Bassett, Santa Clara, CA
                                                 3570 Bassett, Santa Clara, CA
                                                 3580 Bassett, Santa Clara, CA
                                                 1135 Kern, Sunnyvale, CA
                                                 1212 Bordeaux, Sunnyvale, CA
                                                 1230 E. Arques, Sunnyvale, CA
                                                 1250 E. Arques, Sunnyvale, CA
                                                 1170 Morse, Sunnyvale, CA
                                                 3540 Bassett, Santa Clara, CA
                                                 3542 Bassett, Santa Clara, CA
                                                 3544 Bassett, Santa Clara, CA
                                                 3550 Bassett, Santa Clara, CA
                                                                                   ----------------
Mortgage Notes Payable Subtotal                                                        133,491
                                                                                   ----------------
                    TOTAL                                                             $169,561
                                                                                   ================


(1) The debt owed to the Berg Group carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in February 2001.

(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.

The following table presents certain information concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement.

                                   Approximate
                                  Rentable Area       Anticipated Acquisition         Total Estimated
Property                          (Square Feet)                Date                  Acquisition Value(1)
------------------------------ ------------------- ----------------------------- --------------------------
BERG LAND HOLDINGS                                                                 (dollars in thousands)
Under Development
Hellyer IV(2)                       160,000               2nd Quarter 2000                 11,600
Hellyer View                         77,184               3rd Quarter 2000                  9,300
Hellyer III (Phase I)               117,740               4th Quarter 2000                 14,800
Hellyer Vista (Phase I)             125,000               4th Quarter 2000                 15,000
                                  ---------                                               -------
               Subtotal             479,924                                                50,700

Available Land
Morgan Hill(3)                      961,000
King Ranch                          889,000
Hellyer & Piercy                    763,000
Fremont & Cushing(4)                387,000
Caspian Way(5)                      200,000
                                  ---------
              Subtotal            3,200,000

PENDING PROJECTS ACQUISITION

Pending Projects
Automation III (1 building)          61,056               2nd Quarter 2000                  6,700
Automation IV (1 building)          114,028               1st Quarter 2001                 12,700
                                  ---------                                               -------
              Subtotal              175,084                                                19,400
                                  ---------                                               -------
TOTAL                             3,855,008                                               $70,100
                                  =========                                               =======


(1) The Estimated Acquisition Value that represents the economics for acquiring the pending projects under the terms of the Pending Projects Acquisition Agreement will differ from the actual acquisition cost as determined under GAAP.
(2) This property will be operated and managed by the Company and owned by the partnership in which the Company will own an approximate 50% interest.
(3) The Company expects to own an approximate 50% interest in the partnership to be formed to develop the property. The property will be operated and managed by the other partner in the entity.
(4)  The Berg Group purchased this property in January 2000.
(5) The Company acquired Phase I of this property in April 2000 consisting of 98,500 rentable square feet.

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

During the third quarter of 1999, the Company entered into a new lease agreement for 2001 Logic Drive with Xilinx, Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid to the Company a deposit of $21,564 to secure its option right. Xilinx can exercise the option only between April 30, 2000 and July 31, 2000. Upon exercise of the option, the Company will refund the deposit amount and Xilinx will deposit into escrow funds equal to the purchase price. In the event Xilinx does not exercise its option, the Company must refund the deposit in full to Xilinx, without interest.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the three months ended March 31, 2000 was $13.9 million compared to $9.3 million for the same period in 1999. The change was a direct result of rent increases and new acquisitions.

Net cash used in investing activities was approximately $900,000 and $107,000 for the three months ended March 31, 2000 and 1999, respectively. Cash used in investing activities during the three months ended March 31, 2000 was related to tenant improvements made to existing real estate assets.

Net cash used in financing activities was $19.6 million for the three months ended March 31, 2000 compared to $9.4 million for the same period in 1999. During the three months ended March 31, 2000, the Company reduced debt outstanding and made distributions to holders of its common stock and the O.P. Units by utilizing cash generated from operating activities.

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

The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties.

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three months ended March 31, 2000 and 1999 are summarized in the table below:

                                        Three Months Ended March 31,
                                     ----------------------------------
                                           2000               1999
                                     ---------------    ---------------
          Net income                       $2,631              $ 881
          Add:
              Minority interest            11,832              6,724
              Depreciation                  3,633              2,703
                                     ---------------    ---------------
          FFO                             $18,096            $10,308
                                     ===============    ===============

DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three months ended March 31, 2000 and 1999 are as follows:

                                        Three Months Ended March 31,
                                     ----------------------------------
                                           2000               1999
                                     ---------------    ---------------
          FFO                             $18,096            $10,308
          Less:
              Straight-line rents             969                753
              Leasing commissions             150                 78
              Capital expenditures            900                108
                                     ---------------    ---------------
          FAD                             $16,077            $ 9,369
                                     ===============    ===============

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

The Company anticipates that cash available for distribution will exceed earnings and profits for federal income tax purposes, as the latter figure is reduced by non-cash expenses, such as depreciation and amortization, that the Company will incur. Distributions, other than capital gain distributions, by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as a taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period. The Company anticipates that a substantial percentage of the distributions to stockholders for the year ending December 31, 2000 will constitute taxable income.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred since the Annual Report on Form 10-K for the year ended December 31, 1999.

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


                                               MISSION WEST PROPERTIES, INC.
                                               (Registrant)


Date:   May 15, 2000                           By:  /s/ Carl E. Berg
                                                  --------------------------
                                                  Carl E. Berg
                                                  Chief Executive Officer
                                                 (Principal Accounting Officer)