Form 10-Q
period 2000-06-30
MISSION WEST PROPERTIES INC
filed 2000-08-11
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
                 Common stock as of the latest practicable date:

               17,025,365 shares outstanding as of August 11, 2000

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000



                                      INDEX

                                                                                      Page
PART I        Financial Information

   Item 1     Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999.....................................................3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 2000 and 1999...............................4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2000 and 1999...................................5

              Notes to Consolidated Financial Statements................................6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................10

   Item 3     Quantitative and Qualitative Disclosures About Market Risk...............18

   Item 4     Submission of Matters to a Vote of Security Holders......................19

PART II       Other Information

   Item 5     Other Information........................................................20

   Item 6     Exhibits and Reports on Form 8-K.........................................20


SIGNATURES.............................................................................21

                                     - 2 -

PART I - Financial Information
Item 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                      -----
                                                                    June 30, 2000         December 31, 1999
                                                                ----------------------  ----------------------
                                                                     (Unaudited)
                                    ASSETS
Real estate assets, at cost
    Land                                                                $173,339              $149,416
    Building                                                             622,193               566,766
                                                                ----------------------  ----------------------
                                                                         795,532               716,182
    Less accumulated depreciation                                        (26,061)              (18,566)
                                                                ----------------------  ----------------------
       Net real estate assets                                            769,471               697,616
Cash and cash equivalents                                                  6,777                 6,553
Deferred rent                                                              7,290                 5,964
Other assets                                                               3,973                 2,571
                                                                ----------------------  ----------------------
       Total assets                                                     $787,511              $712,704
                                                                ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                      43,323                     -
    Mortgage notes payable                                               133,021               133,952
    Mortgage notes payable (related parties)                              11,771                31,193
    Interest payable                                                       1,005                 1,005
    Security deposits                                                      3,997                 2,335
    Prepaid rental income                                                 12,653                 7,802
    Dividends/distributions payable                                       16,697                14,019
    Refundable option payment                                             21,564                21,564
    Accounts payable and accrued expenses                                  5,265                 3,342
                                                                ----------------------  ----------------------
       Total liabilities                                                 249,296               215,212

Commitments and contingencies (Note 7)

Minority interest                                                        437,028               396,810

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                  -                     -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 17,025,365 and 16,972,374 shares issued and
      outstanding at June 30, 2000 and December 31, 1999,
      respectively                                                            17                    17
  Paid-in-capital                                                        123,136               122,746
  Accumulated (deficit)                                                  (21,966)              (22,081)
                                                                ----------------------  ----------------------
     Total stockholders' equity                                          101,187               100,682
                                                                ----------------------  ----------------------
     Total liabilities and stockholders' equity                         $787,511              $712,704
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)
                                    ---------

                                                  Three months ended June 30,               Six months ended June 30,
                                            ---------------------------------------- ----------------------------------------
                                                   2000                1999                 2000                 1999
                                            ------------------- -------------------- -------------------- -------------------
Revenues:
   Rental revenues from real estate                 $23,899              $18,376              $45,134            $32,403
   Tenant reimbursements                              2,930                2,159                6,443              4,395
   Other income, including interest and
      gain on sale of securities                        643                  293                  829                442
                                            ------------------- -------------------- -------------------- -------------------
       Total                                         27,472               20,828               52,406             37,240
                                            ------------------- -------------------- -------------------- -------------------
Expenses:
   Operating expenses                                 1,403                  937                2,496              1,719
   Real estate taxes                                  2,065                1,300                4,439              2,829
   Depreciation of real estate                        3,863                3,399                7,495              6,102
   General and administrative                           206                  346                  570                752
   Interest                                           2,246                3,721                4,503              6,692
   Interest (related parties)                         1,134                  573                1,885                989
                                            ------------------- -------------------- -------------------- -------------------
       Total expenses                                10,917               10,276               21,388             19,083
                                            ------------------- -------------------- -------------------- -------------------

Income before minority interest                      16,555               10,552               31,018             18,157
Minority interest                                    13,625                9,487               25,457             16,211
                                            ------------------- -------------------- -------------------- -------------------
       Net income                                   $ 2,930              $ 1,065              $ 5,561            $ 1,946

                                            =================== ==================== ==================== ===================
Basic net income per share                        $    0.17            $    0.13            $    0.33          $    0.24
                                            =================== ==================== ==================== ===================
Diluted net income per share                      $    0.17            $    0.13            $    0.33          $    0.23
                                            =================== ==================== ==================== ===================
Weighted average number of
  common shares outstanding (basic)              17,025,365            8,166,977           17,007,859          8,196,952
                                            =================== ==================== ==================== ===================
Weighted average number of
  common shares outstanding (diluted)            17,113,346            8,305,603           17,081,696          8,314,757
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

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)

                                   (unaudited)
                                                                                              Six months ended June 30,
                                                                                      -------------------------------------
                                                                                               2000               1999
                                                                                      ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                           $    5,561         $    1,946
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                 25,457             16,211
            Gain from sale of securities                                                         501                  -
            Depreciation                                                                       7,495              6,102
            Other                                                                                 17                  -
       Changes in assets and liabilities:
            Deferred rent                                                                     (1,326)            (1,656)
            Other assets                                                                      (1,025)               331
            Interest payable                                                                       -                284
            Interest payable (related parties)                                                     -                591
            Security deposits                                                                  1,313                (29)
            Prepaid rental income                                                              4,419              1,930
            Accounts payable and accrued expenses                                                579               (704)
                                                                                      ------------------ ------------------
       Net cash provided by operating activities                                              42,991             25,006
                                                                                      ------------------ ------------------
Cash flows used in investing activities:
     Improvements to real estate assets                                                       (1,148)              (241)
                                                                                      ------------------ ------------------
Cash flows from financing activities:
     Net repayments on line of credit                                                              -             14,670
     Principal payments on mortgage notes payable                                               (931)            (1,074)
     Principal payments on mortgage notes payable (related parties)                                -            (35,455)
     Net advances under line of credit (related parties)                                     (34,984)                 -
     Payments on receivable from private placements                                                -                372
     Net proceeds from issuance of common stock                                                    -                699
     Proceeds from stock options exercised                                                       290                 (8)
     Minority interest distributions                                                            (896)              (341)
     Dividends paid                                                                           (5,098)              (988)
                                                                                      ------------------ ------------------
       Net cash used in financing activities                                                 (41,619)           (22,125)
                                                                                      ------------------ ------------------
       Net increase in cash and cash equivalents                                                 224              2,640
Cash and cash equivalents, beginning                                                           6,553                246
                                                                                      ------------------ ------------------
Cash and cash equivalents, ending                                                         $    6,777         $    2,886
                                                                                      ================== ==================
Supplemental information:
     Cash paid for interest                                                               $    6,344         $    6,806
                                                                                      ================== ==================
Supplemental schedule of non-cash investing and financing activities:
     Cancellation of note receivable in connection with repurchase of common stock                 -                528
                                                                                      ================== ==================
     Advances under line of credit (related parties)                                      $   21,983                  -
                                                                                      ================== ==================
     Assumption of debt in connection with property acquisitions                          $   36,068         $   28,525
                                                                                      ================== ==================
     Assumption of other liabilities in connection with property acquisitions             $    2,372         $   32,145
                                                                                      ================== ==================
     Issuance of limited partnership units in connection with property acquisitions       $   40,587         $  103,995
                                                                                      ================== ==================


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

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Amounts in thousands, except share, square footage and limited partnership unit amounts)
                                   (unaudited)
                                      -----


1. Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including a 50% joint venture and the operating partnerships (the "Company"). All significant intercompany balances have been eliminated in consolidation.

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests, including other unrelated partners in a joint venture. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of June 30, 2000. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

     The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1999. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2000. The Company has not yet filed its December 31, 1999 tax return, but has filed an extension.


2. Real Estate

     PENDING PROJECTS ACQUISITION AGREEMENT
     The Company has entered into a Pending Projects Acquisition Agreement under which the Company has acquired or will acquire approximately one million rentable square feet of R&D properties upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group and other sellers. The agreement fixes the acquisition value to be received by the sellers based upon the capitalized rental value of the property when fully leased. During the first six months of 2000, the Company acquired two additional properties under the Pending Projects Acquisition Agreement, representing 141,740 rentable square feet (see Property Acquisitions below). At June 30, 2000, there was one remaining project comprising approximately 110,000 rentable square feet, which the Company expects to acquire under the Pending Projects Acquisition Agreement. The sellers of the pending development projects may elect to receive cash or limited partnership units ("O.P. Units") at a value of $4.50 per unit, which was set in May 1998 based on the $4.50 per share price of the Company's common stock paid in private placement transactions at that time. As the current market value price of a share of common stock exceeds the $4.50 price, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these O.P. Units. Under GAAP, the acquisition cost in the form of O.P. Units issued will be valued based upon the current market value of the Company's common stock on the date the acquisition closes. Consequently, the Company's actual cost of these future acquisitions will depend in large part on the percentage of the fixed acquisition value paid for by the issuance of O.P. Units and the price of the Company's common stock on the closing date of the acquisition.

     BERG LAND HOLDINGS OPTION AGREEMENT
     Through the operating partnerships, the Company currently has the option to acquire any future R&D, office and industrial property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 374 acres of Silicon Valley land owned directly or under 50% joint venture by certain members of the Berg Group under the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of June 30, 2000, the Company had completed six acquisitions under the Berg Land Holdings Option Agreement representing approximately 685,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.00 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer
     Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property or a lesser amount as approved by the independent directors committee.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Agreement, or the timing as to when the Company will acquire such projects. However, the Berg Group currently has 16 properties under development with a total of approximately 1,426,536 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. As of June 30, 2000, the estimated acquisition price to the operating partnerships for these 16 projects is approximately $165,500. The final acquisition price of these 16 properties could differ significantly from this estimate. In addition to projects currently under development, the Berg Land Holdings Option Agreement gives the Company the right to acquire future developments by the Berg Group on up to 288 additional acres of land currently controlled by the Berg Group or under 50% joint venture, which could support approximately 4.53 million square feet of new developments. Under the Berg Land Holdings Option Agreement the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon, and Washington.

     PROPERTY ACQUISITIONS
     Effective January 5, 2000, the Company acquired a newly constructed R&D property located at 1756 Automation Parkway in San Jose, California. This acquisition added approximately 80,640 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $14,594. The Company acquired this property by increasing its debt to the Berg Group under the line of credit by $5,000, issuing 1,346,480 O.P. Units to various members of the Berg Group, and assuming other liabilities of $100.

     Effective March 1, 2000, the Company acquired an approximately 239,000 square foot R&D building located at 800 Branham Lane East in San Jose,
     California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $18,359. The Company acquired this property by increasing its debt to the Berg Group under the line of credit by $5,000, issuing 1,438,066 O.P. Units to various members of the Berg Group, and assuming other liabilities of $1,331.

     Effective April 1, 2000, the Company acquired a newly constructed R&D property located at 1762 Automation Parkway in San Jose, California. This acquisition added approximately 61,100 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $16,014. The Company acquired this property by increasing its debt to the Berg Group under the line of credit by $7,444 and issuing 1,001,213 O.P. Units to various members of the Berg Group.

     Effective April 1, 2000, the Company acquired an approximately 98,500 square foot R&D building located at 255 Caspian Way in Sunnyvale, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $11,637. The Company acquired this property by increasing its debt to the Berg Group under the line of credit by $6,832, issuing 550,079 O.P. Units to various members of the Berg Group, and assuming other liabilities of $167.

     Effective May 15, 2000, the Company acquired two R&D buildings of approximately 160,000 square feet located at 5300 and 5350 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. These properties are operated, managed, and owned by a partnership in which the Company owns a 50% interest. The total acquisition price for these properties was $17,184. The Company acquired these properties by increasing its debt to the Berg Group through a mortgage note (related parties) by $11,792, issuing 659,223 O.P. Units to various members of the Berg Group, and assuming other liabilities of $774.

     REFUNDABLE OPTION PAYMENT
     During the third quarter of 1999, the Company entered into a new lease agreement for 2001 Logic Drive with Xilinx, Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid the Company a deposit of $21,564 to secure its option right. Upon exercise of the option, the Company will refund the remaining deposit amount and Xilinx will deposit into escrow funds equal to the purchase price. In July 2000, Xilinx and the Company agreed to extend the option period for one year until July 31, 2001. Xilinx and the Company further agreed to reduce the deposit by $167 per month commencing August 1, 2000 until the later of: (1) the transfer of title to the property to Xilinx or (2) July 31, 2001. In the event Xilinx does not exercise its option, the Company must refund the remaining deposit to Xilinx, without interest.


3. Stock Transactions

     During the six months ended June 30, 2000, options were exercised for a total of 52,991 shares; options to purchase 39,237 shares were exercised at $4.50 per share, and options to purchase 13,754 shares were exercised at $8.25 per share. Total proceeds to the Company were $290. No employee stock options were exercised during the second quarter of 2000.


4. Other Income

     In May 2000, the Company entered into a ten-year lease with ONI Systems Corporate ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg Land Holdings Option Agreement. As partial consideration for the lease, the Company was granted an option to purchase 100,000 shares of ONI common stock in its initial public offering. The Company realized net proceeds of $6,257. Of this amount, the Company recognized $501 during the second quarter with the balance deferred as prepaid rent to be amortized over the ten-year lease term.


5. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                        -------------------------------    -------------------------------
                                                             2000             1999              2000             1999
                                                        --------------    -------------    --------------    -------------
Weighted average shares outstanding (basic)               17,025,365       8,166,977         17,007,859        8,196,952
Incremental shares from assumed option exercise               87,981         138,626             73,837          117,805
                                                        --------------    --------------   --------------    -------------
Weighted average shares outstanding (diluted)             17,113,346       8,305,603         17,081,696        8,314,757
                                                        ==============    =============    ==============    =============

     The outstanding O.P. Units, which are exchangeable at the unit holder's option for shares of common stock on a one-for-one basis, have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at June 30, 2000 was 81,200,850.


6. Related Party Transactions

     As of June 30, 2000, the Berg Group owned 76,880,248 O.P. Units. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of June 30, 2000 represented approximately 78% of the equity interests of the Company, assuming conversion of the 81,200,850 O.P. Units into the common stock of the Company.

     As of June 30, 2000, debt in the amount of $43,323 was due the Berg Group under the line of credit established March 1, 2000. The $50,000 Wells Fargo line of credit expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50,000 line of credit from the Berg Group. The $50,000 line of credit from the Berg Group was increased to $75,000 effective April 1, 2000. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in February 2001. The Company believes that the terms of the Berg Group line of credit were more favorable than those available from Wells Fargo or similar lenders. As of June 30, 2000, debt in the amount of $11,771 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the Company's acquisition of a 50% interest in a Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over twenty years. During the first six months of 2000, the Company increased its borrowings by $36,068 in connection with property acquisitions, including the Berg Group line of credit and mortgage note. Interest expense incurred in connection with debt due the Berg Group was $1,134 and $573 for the three months ended June 30, 2000 and 1999, respectively, and $1,885 and $989 for the six months ended June 30, 2000 and 1999, respectively.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in 2001.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 for the three months ended June 30, 2000 and 1999, respectively, and $40 for the six months ended June 30, 2000 and 1999, respectively.


7. Subsequent Events

     On June 13, 2000, the Company declared a $0.17 per share dividend on its common stock. The dividend was paid on July 7, 2000 to all common stockholders of record as of June 28, 2000. On the same date, the operating partnerships paid a distribution of $0.17 per O.P. Unit. The amount of this distribution payable to members of the Berg Group of $13,070 on July 7, 2000 was considered an advance on the Berg Group line of credit.


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

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

Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership units ("O.P. Units"), representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition. Under the terms of the exchange rights agreement, after December 29, 1999 each O.P. Unit may be exchanged for one share of common stock, subject to certain conditions. The O.P. Units represent the minority ownership interests. At June 30, 2000, the Company owned a 17% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

At June 30, 2000, the outstanding balance under the demand notes that the Company owes to the operating partnerships was approximately $1.14 million. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned on this debt by the operating partnerships, which is interest expense to the Company, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing net income by this same amount. At present, the Company's only means for repayment of this debt, be it in this form or refinanced with another lender, is through distributions that the Company receives from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

The Company intends to elect as part of the Company's 1999 income tax return to qualify to be taxed as a REIT commencing with the taxable year ended December 31, 1999.

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2000 to the three and six months ended June 30, 1999.

As of June 30, 2000, the Company, through its controlling interests in the operating partnerships, owned 86 properties totaling approximately 5.93 million square feet compared to 77 properties totaling approximately 5.09 million square feet owned by the Company as of June 30, 1999. This represents an increase of approximately 17% in total rentable square footage from one year ago. The increase resulted from the following acquisitions:

               Date of                                                   Rentable Square
             Acquisition                      Address                        Footage
          -------------------    ----------------------------------    -------------------
            7/99                   1750 Automation Parkway                        80,640
            8/99                   1700 Richard Avenue                            58,783
            10/99                  5749 Fontanosa Way                             77,700
            1/00                   1756 Automation Parkway                        80,640
            3/00                   800 Branham Lane East                         239,000
            4/00                   1762 Automation Parkway                        61,100
            4/00                   255 Caspian Way                                98,500
            5/00                   5300 & 5350 Hellyer Avenue                    160,000
          --------------------------------------------------------------------------------
                                                                                 856,363


The following tables reflect the increase in the Company's rental revenues for the three and six months ended June 30, 2000 over rental revenues for the comparable three and six months in 1999:

                                                        Three months ended June 30,
                                     -------------------------------------------------------------------
                                         2000             1999            $ Change          % Change
                                     -------------    -------------     -------------    ---------------
                                                 (Dollars in thousands)
          Same Property (1)               $14,758          $13,219           $ 1,539              11.6%
          1998 Acquisitions                   586              586                 -                 -
          1999 Acquisitions                 5,718            4,571             1,147              25.1%
          2000 Acquisitions                 2,836                -             2,836                 -
                                     -------------    -------------     -------------
                                          $23,899          $18,376           $ 5,523              30.1%
                                     =============    =============     =============


                                                         Six months ended June 30,
                                     -------------------------------------------------------------------
                                         2000             1999            $ Change          % Change
                                     -------------    -------------     -------------    ---------------
                                                 (Dollars in thousands)

          Same Property (1)               $28,420          $26,576           $ 1,844               7.0%
          1998 Acquisitions                 1,171            1,171                 -                 -
          1999 Acquisitions                11,939            4,656             7,283             156.4%
          2000 Acquisitions                 3,604                -             3,604                 -
                                     -------------    -------------     -------------
                                          $45,134          $32,403          $ 12,731              39.3%
                                     =============    =============     =============


(1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of June 30, 2000.

For the quarter ended June 30, 2000, rental revenues increased by $5.5 million from $18.4 million for the three months ended June 30, 1999 to $23.9 million for the same period of 2000. Of the $5.5 million increase in rental revenues, $1.5 million was generated by the Company's "Same Property" portfolio, $1.2 million was generated by properties acquired in 1999, and $2.8 million was generated by properties acquired in 2000. Rental revenues increased by $12.7 million from $32.4 million for the six months ended June 30, 1999 to $45.1 million for the same period of 2000. Of the $12.7 million increase in rental revenues, $1.8 million was generated by the Company's "Same Property" portfolio, $7.3 million was generated by properties acquired in 1999, and $3.6 million was generated by properties acquired in 2000.

Tenant reimbursements increased by $0.7 million or 32%, from $2.2 million for the three months ended June 30, 1999 to $2.9 million for the three months ended June 30, 2000. Operating expenses and real estate taxes, on a combined basis, increased by $1.2 million or 55%, from $2.2 million to $3.4 million for the three months ended June 30, 1999 and 2000, respectively. Tenant reimbursements increased by $2.0 million or 45%, from $4.4 million for the six months ended June 30, 1999 to $6.4 million for the six months ended June 30, 2000. Operating expenses and real estate taxes, on a combined basis, increased by $2.4 million or 53%, from $4.5 million to $6.9 million for the six months ended June 30, 1999 and 2000, respectively. The increases resulted primarily from the growth in the total rentable square footage during the periods presented.

Depreciation expense increased by $464 and $1,393 for the three and six-month period ended June 30, 2000, respectively, over the same period a year ago. The increase was attributable to the acquisitions of nine properties since June 30, 1999.

Interest expense decreased by $1.5 million or 41% from $3.7 million for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000. Interest expense (related parties) increased by $561 or 98% from $573 for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000. Interest expense decreased by $2.2 million or 33% from $6.7 million for the six months ended June 30, 1999 to $4.5 million for the six months ended June 30, 2000. Interest expense (related parties) increased by $896 or 91% from $989 for the six months ended June 30, 1999 to $1.9 million for the six months ended June 30, 2000. On a net basis, interest expense (including amounts to related parties) has decreased given the decrease in overall debt levels. As a result of proceeds received from the July 1999 public offering, receipt of a refundable option payment, as well as cash generated from operations, debt outstanding, including amounts due related parties, has decreased by $30.6 million or 14.0% from $218.7 million as of June 30, 1999 to $188.1 million as of June 30, 2000.

The minority interest portion of income was $13.6 million, resulting in net income to stockholders of $2.9 million for the three months ended June 30, 2000. Minority interest represents the limited partners' ownership interest in the operating partnerships, which was 83% as of June 30, 2000, taken as a whole.

CHANGES IN FINANCIAL CONDITION

During the first six months of 2000, the Company acquired six additional properties representing 639,240 rentable square feet of newly constructed R&D properties located in Silicon Valley. These properties were acquired from the Berg Group under the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement. The aggregate acquisition price for these properties was $77.8 million. The Company financed these acquisitions by a) increasing $36 million of debt due the Berg Group; b) assumption by the Company of other liabilities of $2.4 million; c) and the issuance of 4,995,061 O.P. Units.

During the six months ended June 30, 2000, employee stock options were exercised to purchase a total of 52,991 shares of common stock, consisting of 39,237 shares exercised at $4.50 per share and 13,754 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $290. No employee stock options were exercised during the second quarter of 2000.

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

The Company's $50 million line of credit with Wells Fargo Bank expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50 million line of credit from the Berg Group. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in February 2001. The Company is currently evaluating alternative sources of credit. There can be no assurance that the Company will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and its cost of borrowing could increase substantially. The Company believes that the terms of the Berg Group line of credit were more favorable than those available from Wells Fargo or similar lenders. On April 1, 2000, the $50 million credit line with the Berg Group was increased to $75 million with all other terms remaining the same.

At June 30, 2000, the Company had total indebtedness of $188.1 million including $133.0 million of fixed rate mortgage debt, $11.8 million under the Berg Group mortgage note (related parties), and $43.3 million under the Berg Group line of credit (related parties).

As of June 30, 2000, the Debt to Total Market Capitalization ratio, which is computed as the Company's total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $10.50 per share on June 30, 2000) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 15.4%
based upon an estimated Total Market Capitalization of approximately $1.22 billion.

MORTGAGE DEBT

The following table sets forth certain information regarding debt outstanding as of June 30, 2000:


                                                                                                       Maturity     Interest
             Debt Description                    Collateral Properties                  Balance          Date         Rate
------------------------------------------  --------------------------------         ---------------  -----------  -----------
                                                                                     ($ in thousands)
Line of Credit  (related parties):
                                            2033-2043 Samaritan Drive, San Jose, CA        43,323         2/01          (1)
                                            2133 Samaritan Drive, San Jose, CA
                                            2233-2243 Samaritan Drive, San Jose, CA
                                            1310-1450 McCandless Drive, Milpitas, CA
                                            1315-1375 McCandless Drive, Milpitas, CA
                                            1650-1690 McCandless Drive, Milpitas, CA
                                            1795-1845 McCandless Drive, Milpitas, CA

Mortgage Notes Payable (related parties):   5300 & 5350 Hellyer Avenue, San Jose, CA       11,771         6/20        7.65%


Mortgage Notes Payable:
Prudential Capital Group                    20400 Mariani, Cupertino, CA                    1,831         3/09        8.75%
New York Life Insurance Company             10440 Bubb Road, Cupertino, CA                    392         8/09       9.625%
Home Savings & Loan Association             10460 Bubb Road, Cupertino, CA                    450         1/07        9.50%
Mellon Mortgage Company                     3530 Bassett, Santa Clara, CA                   2,795         6/01       8.125%
Prudential Insurance Company of America     10300 Bubb, Cupertino, CA                     127,553(2)     10/08        6.56%
                                            10500 N. DeAnza, Cupertino, CA
                                            4050 Starboard, Fremont, CA
                                            45700 Northport Loop, Fremont, CA
                                            45738 Northport Loop, Fremont, CA
                                            450-460 National, Mountain View, CA
                                            4949 Hellyer, San Jose, CA
                                            6311 San Ignacio, San Jose, CA
                                            6321 San Ignacio, San Jose, CA
                                            6325 San Ignacio, San Jose, CA
                                            6331 San Ignacio, San Jose, CA
                                            6341 San Ignacio, San Jose, CA
                                            6351 San Ignacio, San Jose, CA
                                            3236 Scott, Santa Clara, CA
                                            3560 Bassett, Santa Clara, CA
                                            3570 Bassett, Santa Clara, CA
                                            3580 Bassett, Santa Clara, CA
                                            1135 Kern, Sunnyvale, CA
                                            1212 Bordeaux, Sunnyvale, CA
                                            1230 E. Arques, Sunnyvale, CA
                                            1250 E. Arques, Sunnyvale, CA
                                            1170 Morse, Sunnyvale, CA
                                            3540 Bassett, Santa Clara, CA
                                            3542 Bassett, Santa Clara, CA
                                            3544 Bassett, Santa Clara, CA
                                            3550 Bassett, Santa Clara, CA
                                                                                     ---------------
Mortgage Notes Payable Subtotal                                                           144,792
                                                                                     ---------------
                    Total                                                                $188,115
                                                                                     ===============


(1) The debt owed to the Berg Group carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in February 2001.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.

ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

The following table presents certain information concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement.


                                   Approximate
                                  Rentable Area                                            Total Estimated
    Property                      (Square Feet)         Anticipated Acquisition Date     Acquisition Value (1)
------------------------------ -------------------- ----------------------------------- -----------------------
BERG LAND HOLDINGS
UNDER DEVELOPMENT                                                                        (dollars in thousands)
Hellyer View                         77,184               3rd Quarter 2000                    $ 10,000
Hellyer III (Phase I)               117,740               4thQtr 2000/1stQtr 2001               13,800
Hellyer Vista (Phase I)             131,500               4thQtr 2000/1stQtr 2001               15,000
Silver Creek                        346,000               1st Quarter 2001                      38,500
Morgan Hill (JV I) (2)              211,000               1st Quarter 2001                      22,000
5550 Hellyer                         79,800               1st Quarter 2001                      10,200
5750 Hellyer                         73,312               1st Quarter 2001                       9,000
Creekside                            65,000               1st Quarter 2001                       8,200
Caspian (Phase II)                  100,000               2nd Quarter 2001                      14,900
Morgan Hill (JV II) (2)              60,000               2nd Quarter 2001                       5,700
Morgan Hill (JV III) (2)             40,000               2nd Quarter 2001                       4,000
5535 Hellyer                        125,000               3rd Quarter 2001                      14,200
                                  ---------                                                   --------
               Subtotal           1,426,536                                                   $165,500

AVAILABLE LAND
Morgan Hill (2)                     650,000
King Ranch                          248,500
Hellyer & Piercy                    763,000
Fremont & Cushing                   387,000
Evergreen                         2,480,000
                                  ---------
              Subtotal            4,528,500

PENDING PROJECTS ACQUISITION
PENDING PROJECT
Automation IV (1 building)          110,000               1st Quarter 2001                      12,500

TOTAL                             6,065,036                                                   $178,000
                                  =========                                                   ========


(1) The Estimated Acquisition Value represents the estimated economics for acquiring the pending projects under the terms of the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement, which may differ from the actual acquisition cost as determined under GAAP.
(2) The Company expects to own an approximate 50% interest in the partnership to be formed to develop the property. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties.



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

The minority interest in earnings for unrelated parties was deducted from total minority interest in earnings in calculating Funds from Operation ("FFO").

During the third quarter of 1999, the Company entered into a new lease agreement for 2001 Logic Drive with Xilinx, Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid the Company a deposit of $21,564 to secure its option right. Upon exercise of the option, the Company will refund the remaining deposit amount and Xilinx will deposit into escrow funds equal to the purchase price. In July 2000, Xilinx and the Company agreed to extend the option period for one year until July 31, 2001. Xilinx and the Company further agreed to reduce the deposit by $167 per month commencing August 1, 2000 until the later of: (1) the transfer of title to the property to Xilinx or (2) July 31, 2001. In the event Xilinx does not exercise its option, the Company must refund the remaining deposit to Xilinx, without interest.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the six months ended June 30, 2000 was $43.0 million compared to $25.0 million for the same period in 1999. The change was a direct result of rent increases and new acquisitions.

In May 2000, the Company entered into a ten-year lease with ONI Systems Corporate ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg Land Holdings Option Agreement. As partial consideration for the lease, the Company was granted an option to purchase 100,000 shares of ONI common stock in its initial public offering. The Company realized net proceeds of $6,257. Of this amount the Company recognized $501 during the second quarter with the balance deferred as prepaid rent to be amortized over the ten-year lease term.

Net cash used in investing activities was approximately $1.1 million and $241 for the six months ended June 30, 2000 and 1999, respectively. Cash used in investing activities during the six months ended June 30, 2000 was related to tenant improvements made to existing real estate assets.

Net cash used in financing activities was $41.6 million for the six months ended June 30, 2000 compared to $22.1 million for the same period in 1999. During the six months ended June 30, 2000, the Company reduced debt outstanding and made distributions to holders of its common stock and the O.P. Units by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1994 through December 31, 1999, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.5 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $2.5 million for the year 2000. The Company believes it will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 are summarized in the table below:


                                               Three Months Ended June 30,
                                     -------------------------------------------------       Six Months Ended
                                              2000                       1999                 June 30, 2000
                                     ------------------------    ---------------------    ---------------------
                                                    (Dollars in thousands)
          Net income                            $ 2,930                  $ 1,065                  $ 5,561
          Add:
              Minority interest (1)              13,558                    9,487                   25,390
              Depreciation                        3,863                    3,399                    7,495
          Less:
              Gain on sale of                       501                        -                      501
          security
                                     ------------------------    ---------------------    ---------------------
          FFO                                   $19,850                  $13,951                  $37,945
                                     ========================    =====================    =====================


(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.

DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 are as follows:


                                               Three Months Ended June 30,
                                     -------------------------------------------------       Six Months Ended
                                              2000                       1999                 June 30, 2000
                                     ------------------------    ---------------------    ---------------------
                                                    (Dollars in thousands)
          FFO                                   $19,850                  $13,951                  $37,945
          Less:
              Straight-line rents                   357                      903                    1,326
              Leasing commissions                   753                        -                      902
              Capital expenditures                  248                      133                    1,148
                                     ------------------------    ---------------------    ---------------------
          FAD                                   $18,492                  $12,915                  $34,569
                                     ========================    =====================    =====================


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

The Company anticipates that cash available for distribution will exceed earnings and profits for federal income tax purposes, as the latter figure is reduced by non-cash expenses, such as depreciation and amortization, that the Company will incur. Distributions, other than capital gain distributions, by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as a taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period. The Company anticipates that a substantial percentage of the distributions to stockholders for the year ending December 31, 2000 will constitute taxable income to its shareholders.

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


FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in the Company's current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg Land Holdings Option Agreement is unknown presently, and reliance should not be placed on the estimates concerning these projects set forth under the caption, "Acquiring Properties Developed by the Berg Group," above. The acquisition costs of projects acquired from the Berg Group under the Pending Projects Acquisition Agreement will vary based upon the number of O.P. Units issued in exchange for the property and the price of common stock, which is issuable upon conversion of O.P. Units under certain circumstances, at the time of the acquisition. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred since the Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Company was held on May 31, 2000 in which proxies representing 15,069,428 shares of common stocks, or 88.5% of the total outstanding shares, voted.

b) At the annual meeting of stockholders, Mr. Carl E. Berg, John C. Bolger, William A. Hasler, and Lawrence B. Helzel were elected as directors for the ensuing year, all who were currently serving on the board of directors of the Company.

c)   The following proposals were voted upon at the meeting:

     Proposal No. 1: Election of Directors

                                       Total Vote for Each        Total Vote Withheld      Total Vote Against
           Directors                        Director               from Each Director         Each Director
          -------------------------- ------------------------    ---------------------    ---------------------
          Carl E. Berg                     15,034,913                     0                        0
          John C. Bolger                   15,034,913                     0                        0
          William A. Hasler                15,034,913                     0                        0
          Lawrence B. Helzel               15,034,913                     0                        0

     Proposal No. 2: The second matter voted upon was the ratification of the selection of PricewaterhouseCoopers, LLP as independent public accountants for the Company for the year ending December 31, 2000. There were 14,956,644 votes in favor of the proposal, 11,406 votes against the proposal, and 101,378 abstentions.

PART II - OTHER INFORMATION

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

The information provided in Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" is incorporated by reference in response to this item.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  27.1 Financial Data Schedule not attached

         b.       Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               MISSION WEST PROPERTIES, INC.
                                               (Registrant)


Date:   August 11, 2000                        By:    /s/ Carl E. Berg
                                                  ----------------------------
                                                  Carl E. Berg
                                                  Chief Executive Officer
                                                  (Principal Accounting Officer)