Form 10-Q
period 2000-09-30
MISSION WEST PROPERTIES INC
filed 2000-11-13
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

              17,025,365 shares outstanding as of November 13, 2000

                          Mission West Properties, Inc.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX

                                                                                                                     Page
PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999...................................................................................3

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 2000 and 1999.......................................................4

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2000 and 1999...........................................................5

              Notes to Consolidated Financial Statements..............................................................6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................11

   Item 3     Quantitative and Qualitative Disclosures About Market Risk.............................................19

   Item 4     Submission of Matters to a Vote of Security Holders....................................................19

PART II       OTHER INFORMATION

   Item 5     Other Information......................................................................................19

   Item 6     Exhibits and Reports on Form 8-K.......................................................................19


SIGNATURES...........................................................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                      -----

                                                                                 September 30, 2000       December 31, 1999
                                                                               ----------------------  ----------------------
                                                                                    (Unaudited)
                                    ASSETS
Real estate assets, at cost
    Land                                                                                 $176,577              $149,416
    Building                                                                              629,372               566,766
                                                                               ----------------------  ----------------------
                                                                                          805,949               716,182
    Less accumulated depreciation                                                         (30,011)              (18,566)
                                                                               ----------------------  ----------------------
       Net real estate assets                                                             775,938               697,616
Cash and cash equivalents                                                                   4,274                 6,553
Deferred rent                                                                               9,238                 5,964
Other assets                                                                                6,312                 2,571
                                                                               ----------------------  ----------------------
       Total assets                                                                      $795,762              $712,704
                                                                               ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                       42,654                     -
    Mortgage notes payable                                                                132,542               133,952
    Mortgage notes payable (related parties)                                               11,708                31,193
    Interest payable                                                                        1,005                 1,005
    Security deposits                                                                       4,553                 2,335
    Prepaid rental income                                                                  12,447                 7,802
    Dividends/distributions payable                                                        16,778                14,019
    Refundable option payment                                                              21,564                21,564
    Accounts payable and accrued expenses                                                   7,895                 3,342
                                                                               ----------------------  ----------------------
       Total liabilities                                                                  251,146               215,212

Commitments and contingencies (Note 8)

Minority interest                                                                         442,967               396,810

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                   -                     -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 17,025,365 and 16,972,374 shares issued and
      outstanding at September 30, 2000 and December 31, 1999,
      respectively                                                                             17                    17
  Paid-in-capital                                                                         123,136               122,746
  Accumulated (deficit)                                                                   (21,504)              (22,081)
                                                                               ----------------------  ----------------------
       Total stockholders' equity                                                         101,649               100,682
                                                                               ----------------------  ----------------------
       Total liabilities and stockholders' equity                                        $795,762              $712,704
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                    ---------

                                               Three months ended September 30,          Nine months ended September 30,
                                            ---------------------------------------- ----------------------------------------
                                                   2000                1999                 2000                 1999
                                            ------------------- -------------------- -------------------- -------------------
Revenues:
   Rental revenues from real estate                 $26,822              $20,517              $71,957            $52,920
   Tenant reimbursements                              3,746                3,957               10,189              8,352
   Other income, including interest and
      gain on sale of securities                        234                  136                1,062                578
                                            ------------------- -------------------- -------------------- -------------------
        Total                                        30,802               24,610               83,208             61,850
                                            ------------------- -------------------- -------------------- -------------------
Expenses:
   Operating expenses                                 1,449                1,392                3,944              3,111
   Real estate taxes                                  2,123                2,704                6,562              5,533
   Depreciation of real estate                        3,950                3,510               11,445              9,612
   General and administrative                           363                  276                  933              1,028
   Interest                                           2,227                2,594                6,730              9,286
   Interest (related parties)                         1,328                  646                3,213              1,635
                                            ------------------- -------------------- -------------------- -------------------
        Total expenses                               11,440               11,122               32,827             30,205
                                            ------------------- -------------------- -------------------- -------------------

Income before minority interest                      19,362               13,488               50,381             31,645
Minority interest                                    16,005               11,310               41,462             27,521
                                            ------------------- -------------------- -------------------- -------------------
        Net income                                $   3,357            $   2,178            $   8,919          $   4,124
                                            =================== ==================== ==================== ===================
Basic net income per share                        $    0.20            $    0.13            $    0.52          $    0.37
                                            =================== ==================== ==================== ===================
Diluted net income per share                      $    0.20            $    0.13            $    0.52          $    0.37
                                            =================== ==================== ==================== ===================
Weighted average number of
  common shares outstanding (basic)              17,025,365           16,715,354          17,013,737          11,067,622
                                            =================== ==================== ==================== ===================
Weighted average number of
  common shares outstanding (diluted)            17,191,306           16,808,181          17,129,509          11,178,229
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

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)

                                   (unaudited)
                                                                                           Nine months ended September 30,
                                                                                         -------------------------------------
                                                                                               2000               1999
                                                                                         ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                           $    8,919         $    4,124
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                 41,462             27,521
            Depreciation                                                                      11,445              9,612
            Other                                                                               (364)                 -
     Changes in assets and liabilities:
            Deferred rent                                                                     (3,274)            (3,083)
            Other assets                                                                      (3,360)            (1,158)
            Interest payable                                                                       -                373
            Security deposits                                                                  1,733                (52)
            Prepaid rental income                                                              4,212              3,717
            Accounts payable and accrued expenses                                              3,010              2,027
                                                                                         ------------------ ------------------
     Net cash provided by operating activities                                                63,783             43,081
                                                                                         ------------------ ------------------
Cash flows used in investing activities:
     Additions to property                                                                      (581)                 -
     Improvements to real estate assets                                                       (1,371)           (31,376)
     Purchase of short-term investments                                                            -             (5,000)
     Deposit on sale of real estate                                                                -             21,564
                                                                                         ------------------ ------------------
        Net cash used in investing activities                                                 (1,952)           (14,812)
                                                                                         ------------------ ------------------
Cash flows from financing activities:
     Net repayments on line of credit                                                              -            (22,906)
     Principal payments on mortgage notes payable                                             (1,410)           (22,783)
     Principal payments on mortgage notes payable (related parties)                              (64)           (39,639)
     Net payments under line of credit (related parties)                                     (53,468)                 -
     Payments on receivable from private placements                                                -                372
     Net proceeds from issuance of common stock                                                    -             66,900
     Proceeds from stock options exercised                                                       290                807
     Repurchase of common stock                                                                    -                 (8)
     Minority interest distributions                                                          (1,467)              (846)
     Dividends paid                                                                           (7,991)            (2,142)
                                                                                         ------------------ ------------------
        Net cash used in financing activities                                                (64,110)           (20,245)
                                                                                         ------------------ ------------------
        Net decrease in cash and cash equivalents                                             (2,279)             8,024
Cash and cash equivalents, beginning                                                           6,553                246
                                                                                         ------------------ ------------------
Cash and cash equivalents, ending                                                         $    4,274         $    8,270
                                                                                         ================== ==================
Supplemental information:
     Cash paid for interest                                                               $    9,876         $   10,548
                                                                                         ================== ==================
Supplemental schedule of non-cash investing and financing activities:
     Cancellation of note receivable in connection with repurchase of common stock                 -                528
                                                                                         ================== ==================
     Advances under line of credit (related parties)                                      $   35,053                  -
                                                                                         ================== ==================
     Debt incurred in connection with property acquisitions                               $   41,083         $   33,083
                                                                                         ================== ==================
     Other liabilities in connection with property acquisitions                           $    2,509         $    1,284
                                                                                         ================== ==================
     Issuance of limited partnership units in connection with property acquisitions       $   45,049         $  120,995
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

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share, square footage and
                       limited partnership unit amounts)
                                   (unaudited)
                                      -----


1.   Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, the operating partnerships, which include a 50% joint venture (the "Company"). All significant intercompany balances have been eliminated in consolidation.

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of September 30, 2000. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

     The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1999. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2000.


2.   Real Estate

     PENDING PROJECTS ACQUISITION AGREEMENT
     In December 1998 the Company entered into a Pending Projects Acquisition Agreement under which the Company agreed to acquire approximately one million rentable square feet of R&D properties upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group and other sellers. The agreement fixes the acquisition value to be received by the sellers based upon the capitalized rental value of the property when fully leased. During the first nine months of 2000, the Company acquired two additional properties under the Pending Projects Acquisition Agreement, representing 141,740 rentable square feet (see Property Acquisitions below). At September 30, 2000, there was one remaining project comprising approximately 110,952 rentable square feet, which the Company expects to acquire under the Pending Projects Acquisition Agreement. The sellers of the pending development projects may elect to receive cash or limited partnership units ("O.P. Units") at a value of $4.50 per unit, which was set in May 1998 based on the $4.50 per share price of the Company's common stock paid in private placement transactions at that time. As the current market value price of a share of common stock exceeds the $4.50 price, this valuation represents a substantial discount from the current market value of the common stock that may be issued in exchange for these O.P. Units. Under GAAP, the acquisition cost in the form of O.P. Units issued will be valued based upon the current market value of the Company's common stock on the date the acquisition closes. Consequently, the Company's actual cost of these future acquisitions will depend in large part on the percentage of the fixed acquisition value paid for by the issuance of O.P. Units and the price of the Company's common stock on the closing date of the acquisition.

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg Land Holdings Option Agreement, the Company currently has the option to acquire any future R&D, office and industrial buildings developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 368 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of September 30, 2000, the Company had completed seven acquisitions under the Berg Land Holdings Option Agreement representing approximately 762,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg Land Holdings Option Agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.00 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer
     Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the independent directors committee.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg Land Holdings Option Agreement, or the timing of the Company's acquisition of any of such projects. However, the Berg Group currently has 21 properties under development with a total of approximately 1,809,352 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. Of the 21 properties, six are 50% joint ventures consisting of 471,000 rentable square feet. As of September 30, 2000, the estimated acquisition price to the operating partnerships for these 21 projects is approximately $217 million. The final acquisition price of these 21 properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 257 additional acres of land currently controlled by the Berg Group, which could support approximately 4.06 million square feet of new developments. Under the Berg Land Holdings Option Agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon, and Washington.

     PROPERTY ACQUISITIONS
     Effective January 5, 2000, the Company acquired a newly constructed R&D property located at 1756 Automation Parkway in San Jose, California. This acquisition added approximately 80,640 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $14,594. The Company acquired this property by borrowing $5,000 under its line of credit from the Berg Group, issuing 1,346,480 O.P. Units to various members of the Berg Group, and assuming other liabilities of $100.

     Effective March 1, 2000, the Company acquired an approximately 239,000 square foot R&D building located at 800 Branham Lane East in San Jose,
     California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $18,359. The Company acquired this property by borrowing $5,000 under its line of credit from the Berg Group, issuing 1,438,066 O.P. Units to various members of the Berg Group, and assuming other liabilities of $1,331.

     Effective April 1, 2000, the Company acquired a newly constructed R&D property located at 1762 Automation Parkway in San Jose, California. This acquisition added approximately 61,100 square feet of rentable space and was acquired from the Berg Group under the Pending Projects Acquisition Agreement. The total acquisition price for this property was $17,028. The Company acquired this property by borrowing $8,458 under its line of credit from the Berg Group and issuing 1,001,213 O.P. Units to various members of the Berg Group.

     Effective April 1, 2000, the Company acquired an approximately 98,500 square foot R&D building located at 255 Caspian Way in Sunnyvale, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $11,637. The Company acquired this property by borrowing $6,832 under its line of credit from the Berg Group, issuing 550,079 O.P. Units to various members of the Berg Group, and assuming other liabilities of $167.

     Effective May 15, 2000, the Company acquired two R&D buildings of approximately 160,000 square feet located at 5300 and 5350 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. These properties are operated, managed, and owned by a partnership in which one of the operating partnerships owns a 50% interest. The total acquisition price for these properties was $17,184. The Company acquired these properties by issuing an $11,792 note secured by the property to the Berg Group, issuing 659,223 O.P. Units to various members of the Berg Group, and assuming other liabilities of $774.

     Effective July 1, 2000, the Company acquired an approximately 77,184 square foot R&D building located at 5400 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $8,598. The Company acquired this property by borrowing $4,000 under its line of credit from the Berg Group, issuing 466,377 O.P. Units to various members of the Berg Group, and assuming other liabilities of $136.

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

3.   Stock Transactions

     During the nine months ended September 30, 2000, stock options were exercised for a total of 52,991 shares of common stock; options to purchase 39,237 shares were exercised at $4.50 per share, and options to purchase
     13,754 shares were exercised at $8.25 per share. Total proceeds to the Company were $290. No stock options were exercised during the third quarter of 2000.

4.   Other Income

     In May 2000, the Company entered into a ten-year lease with ONI Systems Corporate ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg Land Holdings Option Agreement. As partial consideration for the lease, the Company was allowed to purchase 100,000 shares of ONI common stock in its initial public offering. The Company purchased and then sold all of the shares and realized net proceeds of $6,257. Of this amount, the Company recognized $501 during the second quarter with the balance deferred as prepaid rent to be amortized over the ten-year lease term.

5.   Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                            Three Months Ended Sept             Nine Months Ended Sept
                                                                     30,                                30,
                                                        -------------------------------    -------------------------------
                                                             2000              1999             2000             1999
                                                        --------------   --------------    --------------   --------------
        Weighted average shares outstanding (basic)       17,025,365       16,715,354        17,013,737       11,067,622
        Incremental shares from assumed option exercise      165,941           92,827           115,772          110,607
                                                        --------------   --------------    --------------   --------------
        Weighted average shares outstanding (diluted)     17,191,306       16,808,181        17,129,509       11,178,229

                                                        ==============   ==============    ==============   ==============


     The outstanding O.P. Units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis, have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at September 30, 2000 was 81,667,227.


6.   Related Party Transactions

     As of September 30, 2000, the Berg Group owned 77,346,625 O.P. Units. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of September 30, 2000 represented approximately 78% of the equity interests of the Company, assuming conversion of the 81,667,227 O.P. Units outstanding into the common stock of the Company.

     As of September 30, 2000, debt in the amount of $42,654 was due the Berg Group under the line of credit established March 1, 2000. The $50,000 Wells Fargo line of credit expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50,000 line of credit from the Berg Group. The $50,000 line of credit from the Berg Group was increased to $75,000 effective April 1, 2000. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in February 2001. Management expects that the maturity date for the Berg Group line of credit will be extended to February 2002. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from Wells Fargo or similar lenders. As of September 30, 2000, debt in the amount of $11,708 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years. During the first nine months of 2000, the Company increased its borrowings by $41,083 in connection with property acquisitions, including debt incurred under the Berg Group line of credit and mortgage note. Interest expense incurred in connection with debt due the Berg Group was $1,328 and $646 for the three months ended September 30, 2000 and 1999, respectively, and $3,213 and $1,635 for the nine months ended September 30, 2000 and 1999, respectively.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in 2001.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 for the three months ended September 30, 2000 and 1999, respectively, and $60 for the nine months ended September 30, 2000 and 1999, respectively.


7.   Subsequent Events

     On September 18, 2000, the Company declared a $0.17 per share dividend on its common stock. The dividend was paid on October 10, 2000 to all common stockholders of record as of September 29, 2000. On the same date, the operating partnerships paid a distribution of $0.17 per O.P. Unit.

8.   Commitments and Contingencies

     The Company and the operating partnerships are or may become, from time to time, parties to litigation arising out of the normal course of business. Management does not expect that such matters would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

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

Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership units ("O.P. Units"), representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition. Under the terms of the exchange rights agreement, after December 29, 1999 each O.P. Unit may be exchanged for one share of common stock, subject to certain conditions. The O.P. Units represent the minority ownership interests. At September 30, 2000, the Company owned a 17% general partnership interest in the operating partnerships.

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

At September 30, 2000, the outstanding balance under the demand notes that the Company owes to the operating partnerships was approximately $1.16 million. The Company and the operating partnerships have extended the due date of the demand notes until September 30, 2001. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned on this debt by the operating partnerships, which is interest expense to the Company, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing net income by this same amount. At present, the Company's only means for repayment of this debt, be it in this form or refinanced with another lender, is through distributions that the Company receives from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

The Company has elected, under the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT commencing with the taxable year ended December 31, 1999.

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2000 to the three and nine months ended September 30, 1999.

As of September 30, 2000, the Company, through its controlling interests in the operating partnerships, owned 87 properties totaling approximately 6.0 million square feet compared to 79 properties totaling approximately 5.2 million square feet owned by the Company as of September 30, 1999. This represents an increase of approximately 15% in total rentable square footage from one year ago. The increase resulted from the following acquisitions:

               Date of                                                   Rentable Square
             Acquisition                      Address                        Footage
          -------------------    ----------------------------------     ------------------
          10/99                  5749 Fontanoso Way                                77,700
          1/00                   1756 Automation Parkway                           80,640
          3/00                   800 Branham Lane East                            239,000
          4/00                   1762 Automation Parkway                           61,100
          4/00                   255 Caspian Way                                   98,500
          5/00                   5300 & 5350 Hellyer Avenue                       160,000
          7/00                   5400 Hellyer Avenue                               77,184
          -------------------    ----------------------------------     ------------------
                                                                                  794,124


The following tables reflect the increase in the Company's rental revenues for the three and nine months ended September 30, 2000 over rental revenues for the comparable three and nine months in 1999:

                                                      Three months ended September 30,
                                     -------------------------------------------------------------------
                                         2000             1999            $ Change          % Change
                                     -------------    -------------     -------------    ---------------
                                                  (Dollars in thousands)

          Same Property (1)               $15,338          $13,605           $ 1,733              12.7%
          1998 Acquisitions                   583              585               (2)                 -
          1999 Acquisitions                 6,745            6,327               418               6.6%
          2000 Acquisitions                 4,156                -             4,156             100.0%
                                     -------------    -------------     -------------
                                          $26,822          $20,517           $ 6,305              30.7%
                                     =============    =============     =============


                                                      Nine months ended September 30,
                                     -------------------------------------------------------------------
                                         2000             1999            $ Change          % Change
                                     -------------    -------------     -------------    ---------------
                                                 (Dollars in thousands)

          Same Property (1)               $43,762          $40,180           $ 3,582               8.9%
          1998 Acquisitions                 1,748            1,757               (9)              (.5%)
          1999 Acquisitions                18,685           10,983             7,702              70.1%
          2000 Acquisitions                 7,762                -             7,762             100.0%
                                     -------------    -------------     ------------
                                          $71,957          $52,920           $19,037              36.0%
                                     =============    =============     =============


(1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of September 30, 2000.

For the quarter ended September 30, 2000, rental revenues increased by $6.3 million from $20.5 million for the three months ended September 30, 1999 to $26.8 million for the same period of 2000. Of the $6.3 million increase in rental revenues, $1.7 million resulted from the Company's "Same Property" portfolio, $0.4 million resulted from properties acquired in 1999, and $4.2 million resulted from properties acquired in 2000. Rental revenues increased by $19.0 million from $52.9 million for the nine months ended September 30, 1999 to $71.9 million for the same period of 2000. The $19.0 million increase in rental revenues consisted of $3.6 million from the Company's "Same Property" portfolio, $7.7 million from properties acquired in 1999, and $7.7 million from properties acquired in 2000.

Tenant reimbursements decreased by $0.2 million or 5%, from $3.9 million for the three months ended September 30, 1999 to $3.7 million for the three months ended September 30, 2000. Operating expenses and real estate taxes, on a combined basis, decreased by $.5 million or 12%, from $4.1 million to $3.6 million for the three months ended September 30, 1999 and 2000, respectively. The decrease was due to the anticipation of additional property taxes in the third quarter of 1999 for the Microsoft project at La Avenida. Tenant reimbursements increased by $1.8 million or 21%, from $8.4 million for the nine months ended September 30, 1999 to $10.2 million for the nine months ended September 30, 2000. Operating expenses and real estate taxes, on a combined basis, increased by $1.9 million or 22%, from $8.6 million to $10.5 million for the nine months ended September 30, 1999 and 2000, respectively. The increases resulted primarily from the growth in the total rentable square footage during the periods presented.

Depreciation expense increased by $440 and $1,833 for the three and nine-month period ended September 30, 2000, respectively, over the same period a year ago. The increase was attributable to the acquisitions of eight properties since September 30, 1999.

Interest expense decreased by $0.4 million or 15% from $2.6 million for the three months ended September 30, 1999 to $2.2 million for the three months ended September 30, 2000 due to debt repayment. Interest expense (related parties) increased by $0.7 million or 116% from $0.6 million for the three months ended September 30, 1999 to $1.3 million for the three months ended September 30, 2000 due to debt incurred under the Berg Group line of credit in connection with property acquisitions. Interest expense decreased by $2.6 million or 28% from $9.3 million for the nine months ended September 30, 1999 to $6.7 million for the nine months ended September 30, 2000. Interest expense (related parties) increased by $1.6 million or 100% from $1.6 for the nine months ended September 30, 1999 to $3.2 million for the nine months ended September 30, 2000. Total interest expense (including amounts to related parties) has decreased due to repayment of the Wells Fargo line of credit. As a result of eight R&D property acquisitions since September 30, 1999, debt outstanding, including amounts due related parties, had increased by $17.4 million, or 10%, from $169.5 million as of September 30, 1999 to $186.9 million as of September 30, 2000. Management expects that interest expense will increase as new debt is incurred in connection with property acquisitions.

The minority interest portion of income was $16.0 million, resulting in net income to stockholders of $3.4 million for the three months ended September 30, 2000. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was 83% as of September 30, 2000.

CHANGES IN FINANCIAL CONDITION

During the first nine months of 2000, the Company acquired seven additional properties representing 716,424 rentable square feet of R&D properties located in Silicon Valley. These properties were acquired from the Berg Group under the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement. The aggregate acquisition price for these properties was $87.4 million. The Company financed these acquisitions by a) borrowing $41.1 million under the Berg Group line of credit; b) assumption by the Company of other liabilities of $2.5 million; c) and the issuance of 5,461,438 O.P. Units.

During the nine months ended September 30, 2000, stock options were exercised to purchase a total of 52,991 shares of common stock, consisting of 39,237 shares exercised at $4.50 per share and 13,754 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $290. No stock options were exercised during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders, debt service, leasing commissions and recurring capital expenditures to come from funds from operations ("FFO") or the Berg Group line of credit. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in the last quarter of 2000. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet any short-term obligations or other liquidity needs based on the line of credit (related parties).

The Company's $50 million line of credit with Wells Fargo Bank expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50 million line of credit from the Berg Group. On April 1, 2000, the $50 million credit line with the Berg Group was increased to $75 million. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in February 2001. The Company is continually evaluating alternative sources of credit. There can be no assurance that the Company will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and the Company's its cost of borrowing could increase substantially. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from Wells Fargo or similar lenders. On April 1, 2000, the $50 million credit line with the Berg Group was increased to $75 million with all other terms remaining the same.

At September 30, 2000, the Company had total indebtedness of $186.9 million, including $132.5 million of fixed rate mortgage debt, $11.7 million under the Berg Group mortgage note (related parties), and $42.7 million under the Berg Group line of credit (related parties).

As of September 30, 2000, the Company's Debt to Total Market Capitalization ratio was approximately 12.0%. The Company computed this ratio by dividing the Company's total debt outstanding by the sum of this debt plus the market value of common stock (based upon the closing price of $13.88 per share on September 29, 2000) on a fully diluted basis, taking into account the conversion of all O.P. Units into common stock. On September 29, 2000, the last trading day during the period, Total Market Capitalization was approximately $1.56 billion.

MORTGAGE DEBT

The following table sets forth certain information regarding debt outstanding as of September 30, 2000:

                                                                                                        Maturity     Interest
           Debt Description                           Collateral Properties               Balance         Date         Rate
-------------------------------------------  --------------------------------         ---------------  -----------  -----------
                                                                                           ($ in
                                                                                         thousands)
LINE OF CREDIT (related parties):
                                             2033-2043 Samaritan Drive, San Jose, CA       $42,654          2/01          (1)
                                             2133 Samaritan Drive, San Jose, CA
                                             2233-2243 Samaritan Drive, San Jose, CA
                                             1310-1450 McCandless Drive, Milpitas, CA
                                             1315-1375 McCandless Drive, Milpitas, CA
                                             1650-1690 McCandless Drive, Milpitas, CA
                                             1795-1845 McCandless Drive, Milpitas, CA

MORTGAGE NOTES PAYABLE (related parties):    5300 & 5350 Hellyer Avenue, San Jose, CA       11,708          6/20         7.65%

MORTGAGE NOTES PAYABLE:
Prudential Capital Group                     20400 Mariani, Cupertino, CA                    1,794          4/09         8.75%
New York Life Insurance Company              10440 Bubb Road, Cupertino, CA                    385          9/09        9.625%
Home Savings & Loan Association              10460 Bubb Road, Cupertino, CA                    437         12/06         9.50%
Mellon Mortgage Company                      3530 Bassett, Santa Clara, CA                   2,765          6/01        8.125%
Prudential Insurance Company of America      10300 Bubb, Cupertino, CA                     127,161(2)      10/08         6.56%
                                             10500 N. DeAnza, Cupertino, CA
                                             4050 Starboard, Fremont, CA
                                             45700 Northport Loop, Fremont, CA
                                             45738 Northport Loop, Fremont, CA
                                             450-460 National, Mountain View, CA
                                             4949 Hellyer, San Jose, CA
                                             6311 San Ignacio, San Jose, CA
                                             6321 San Ignacio, San Jose, CA
                                             6325 San Ignacio, San Jose, CA
                                             6331 San Ignacio, San Jose, CA
                                             6341 San Ignacio, San Jose, CA
                                             6351 San Ignacio, San Jose, CA
                                             3236 Scott, Santa Clara, CA
                                             3560 Bassett, Santa Clara, CA
                                             3570 Bassett, Santa Clara, CA
                                             3580 Bassett, Santa Clara, CA
                                             1135 Kern, Sunnyvale, CA
                                             1212 Bordeaux, Sunnyvale, CA
                                             1230 E. Arques, Sunnyvale, CA
                                             1250 E. Arques, Sunnyvale, CA
                                             1170 Morse, Sunnyvale, CA
                                             3540 Bassett, Santa Clara, CA
                                             3542 Bassett, Santa Clara, CA
                                             3544 Bassett, Santa Clara, CA
                                             3550 Bassett, Santa Clara, CA
                                                                                      ---------------
Mortgage Notes Payable Subtotal                                                            132,542
                                                                                      ---------------
                                      TOTAL                                               $186,904
                                                                                      ===============


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in February 2001.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.

CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

The following table presents certain information concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement.

                                                Approximate
                                               Rentable Area                                      Total Estimated
Property                         Building      (Square Feet)      Anticipated Acquisition Date  Acquisition Value(1)
------------------------------ ------------ -------------------- ----------------------------- ----------------------
BERG LAND HOLDINGS                                                                             (dollars in thousands)
UNDER DEVELOPMENT
Hellyer III (Phase I)               1            117,740            2nd Qtr 2001                    $ 14,400
Hellyer Vista (Phase I)             1            131,500            4th Qtr 2000/1st Qtr 2001         16,500
Silver Creek                        4            346,000            2nd Quarter 2001                  40,500
Morgan Hill (JV I) (2)              2            211,000            1st Quarter 2001                  22,000
5550 Hellyer                        1             79,800            2nd Quarter 2001                  10,200
5750 Hellyer                        1             73,312            3rd Quarter 2001                  10,100
Creekside                           1             65,000            2nd Quarter 2001                   9,000
Caspian (Phase II)                  1            100,000            2nd Quarter 2001                  14,900
Morgan Hill (JV II) (2)             1             60,000            2nd Quarter 2001                   5,700
Morgan Hill (JV III) (2)            1             40,000            2nd Quarter 2001                   4,000
5535 Hellyer                        1            125,000            2nd Quarter 2001                  15,400
Morgan Hill (JV IV) (2)             2            160,000            3rd Quarter 2001                  17,500
Piercy & Hellyer                    2            130,000            4th Quarter 2001                  14,900
Piercy & Hellyer                    1             65,000            4th Quarter 2001                   8,696
Piercy & Hellyer                    1            105,000            4th Quarter 2001                  13,200
                                    -          ---------                                            --------
               SUBTOTAL            21          1,809,352                                            $216,996

AVAILABLE LAND
Morgan Hill (2)                                  490,000
King Ranch                                       248,500
Piercy & Hellyer                                 458,000
Fremont & Cushing                                387,000
Evergreen                                      2,480,000
                                               ---------
               SUBTOTAL                        4,063,500

PENDING PROJECTS ACQUISITION
PENDING PROJECT
Automation IV                       1            110,952            4th Quarter 2000                  14,000
                                    -          ---------                                            --------

TOTAL                              22          5,983,804                                            $230,996
                                   ==          =========                                            ========


(1) The Estimated Acquisition Value represents the estimated cash price for acquiring the pending projects under the terms of the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement, which may differ from the actual acquisition cost as determined under GAAP, if O.P Units or any other securities based on the market value of our common stock are issued in the transaction.
(2) The Company expects to own an approximate 50% interest in the partnership, through its operating partnership, to be formed to develop the property. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties. The Company's actual acquisition cost will be determined without regard to the other partner's interest in these properties, however.



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

Although the Company expects to acquire the new properties available to it under the terms of the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement, subsequent to the approval by the independent directors committee, there can be no assurance that the Company actually will consummate any intended transactions, including all of those discussed above. Furthermore, the Company has not yet determined the means by which it would acquire and pay for any such properties or the impact of any of the acquisitions on its business, results of operations, financial condition, FFO or available cash for distribution.

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

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the nine months ended September 30, 2000 was $63.8 million compared to $43.0 million for the same period in 1999, a 48% increase. The change was a direct result of rent increases and new acquisitions.

In May 2000, the Company entered into a ten-year lease with ONI Systems Corporate ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg Land Holdings Option Agreement. As partial consideration for the lease, the Company was allowed to purchase 100,000 shares of ONI common stock in its initial public offering. The Company purchased and then sold all of the shares and realized net proceeds of $6,257. Of this amount the Company recognized $501 during the second quarter with the balance deferred as prepaid rent to be amortized over the ten-year lease term.

Net cash used in investing activities was approximately $2.0 million and $14.8 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used in investing activities during the nine months ended September 30, 2000 was related to tenant improvements made to existing real estate assets and additions to property.

Net cash used in financing activities was $64.1 million for the nine months ended September 30, 2000 compared to $20.2 million for the same period in 1999. During the nine months ended September 30, 2000, the Company paid its debt outstanding and made distributions to holders of its common stock and the O.P. Units by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1994 through December 31, 1999, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.5 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $3.0 million for the year 2000. The Company believes it will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 are summarized in the table below:

                                   Three Months Ended September 30,               Nine Months Ended September 30,
                               -----------------------------------------     ------------------------------------------
                                     2000                   1999                    2000                   1999
                               ------------------     ------------------     -------------------    -------------------
                                         (Dollars in thousands)                        (Dollars in thousands)
Net income                               $ 3,357                $ 2,178                 $ 8,919                $ 4,124
Add:
    Minority interest (1)                 15,894                 11,310                  41,284                 27,521
    Depreciation                           3,950                  3,510                  11,445                  9,612
Less:
    Gain on sale of security                   -                      -                     501                      -
                               ------------------     ------------------     -------------------    -------------------
FFO                                      $23,201                $16,998                 $61,147                $41,257
                               ==================     ==================     ===================    ===================

(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.

DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders and O.P. Unit holders based upon total funds available for distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 are as follows:

                                Three Months Ended September 30,                Nine Months Ended September 30,
                            ------------------------------------------     ------------------------------------------
                                   2000                   1999                    2000                   1999
                            -------------------    -------------------     -------------------    -------------------
                                     (Dollars in thousands)                         (Dollars in thousands)
FFO                                    $23,201                $16,998                 $61,147                $41,257
Less:
    Straight-line rents                  1,947                  1,427                   3,274                  3,083
    Leasing commissions                    436                    301                   1,338                    379
    Capital expenditures                   223                    274                   1,371                    515
                            -------------------    -------------------     -------------------    -------------------
FAD                                    $20,595                $14,996                 $55,164                $37,280
                            ===================    ===================     ===================    ===================


The Company intends to make regular quarterly distributions to holders of common stock and O.P. Units based on its FAD. The Company's ability to make such distributions will be affected by numerous factors, including, most importantly, the receipt of distributions from rental operations payable to the Company as the sole general partner of the operating partnerships.

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

The Company anticipates that FAD will exceed earnings and profits for federal income tax purposes, as the latter figure is reduced by non-cash expenses, such as depreciation and amortization, that the Company will incur. Distributions, other than capital gain distributions, by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as a taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period. The Company anticipates that a substantial percentage of the distributions to stockholders for the year ending December 31, 2000 will constitute taxable ordinary dividend income to its shareholders.

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

None


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


                                           Mission West Properties, Inc.
                                           (Registrant)


Date:   November 13, 2000                  By:  /s/ Wayne N. Pham
                                              ----------------------------------
                                              Wayne N. Pham
                                              Vice President of Finance and Controller
                                              (Principal Accounting Officer)