Form 10-K
period 2000-12-31
MISSION WEST PROPERTIES INC
filed 2001-03-30
CIK 1067419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

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

                                 --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
 ---------------------               -------------------------------------------
Common Stock, par value                       American Stock Exchange
    $.001 per share                           Pacific Exchange, Inc.


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 28, 2001, as reported on the American Stock Exchange, was approximately $13.00. As of March 28, 2001 there were 17,049,953 shares of the Registrant's Common Stock outstanding.

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

                          MISSION WEST PROPERTIES, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                                    PART I
                                                    ------
                                                                                                Page No.
Item 1.         Business                                                                           1
Item 2.         Properties                                                                         16
Item 3.         Legal Proceedings                                                                  21
Item 4.         Submission of Matters to a Vote of Security Holders                                21

                                                   PART II
                                                   -------
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters          22

Item 6.         Selected Financial Data                                                            23
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                25
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                         38
Item 8.         Financial Statements and Supplementary Data                                        39
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                66

                                                   PART III
                                                   --------
Item 10.        Directors and Executive Officers of the Registrant                                 67
Item 11.        Executive Compensation                                                             67
Item 12.        Security Ownership of Certain Beneficial Owners and Management                     67
Item 13.        Certain Relationships and Related Transactions                                     67

                                                   PART IV
                                                   -------
Item 14.        Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K                                                                        68
                Signatures                                                                         70

PART I

ITEM 1.   BUSINESS

     ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2000, we owned and managed 89 properties totaling approximately 6.2 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from us are Microsoft Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), Apple Computer, Inc. and Cisco Systems, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since 1999.

     Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, the members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests (the "Berg Group"). We acquired these properties as of July 1, 1998 by becoming the general partner of each of the four operating partnerships in an UPREIT transaction. At that time, we also acquired ten properties with approximately 560,000 rentable square feet from entities controlled by third parties in which Berg Group members were significant owners.

     Through various property acquisition agreements with the Berg Group, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often build-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits, financing construction and leasing the properties. Since September 1998, we have acquired approximately 1,841,570 additional rentable square feet of R&D properties from the Berg Group under these agreements.

     OUR RELATIONSHIP WITH THE BERG GROUP

     Through a series of transactions occurring between May 1997 and December 1998, we have become the vehicle for substantially all of the Silicon Valley R&D property activities of the Berg Group. We are the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an exchange rights agreement, the pending projects acquisition agreement and the Berg land holdings option agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:

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

     - vote on major transactions, subject to its maintenance of certain ownership interests; and

     - prevent us from selling properties when the sale will have adverse tax consequences to the Berg Group members.

     To comply with REIT requirements that restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less, our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. Currently, the Berg Group members collectively own less than 1% of the outstanding shares of our common stock.

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

     ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

     We anticipate that most of our growth in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or to be developed in the future by the Berg Group. During 2001, we expect to acquire a total of approximately 1,809,000 additional rentable square feet currently under development. These acquisitions will be completed on pre-negotiated terms under the pending projects acquisition agreement, as amended by the supplemental agreement, and the Berg land holdings option agreement. In addition to the projects currently under development, the Berg land holdings option agreement gives us the right to acquire future developments by the Berg Group on up to 257 additional acres of land currently controlled by the Berg Group, which could support approximately 4.06 million square feet of new developments. Under the Berg land holdings option agreement, we also have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been approved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California,

     Oregon and Washington. We expect to exercise this option in order to acquire an approximate 50% interest in a joint venture established to develop approximately 961,000 rentable square feet on 62 acres held by TBI-Mission West, LLC, in which the Berg Group holds a 50% interest. We will not manage this joint venture. In addition, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. Our independent directors committee will decide whether we will pursue the opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units, falls below 25%.

     PENDING PROJECTS ACQUISITION AGREEMENT. In December 1998, we entered into the pending projects acquisition agreement with members of the Berg Group, under which we held the right to acquire approximately 1.0 million additional rentable square feet upon the completion and leasing of a number of pending development projects. By December 31, 2000, we had acquired all of these projects. The last project under the pending projects acquisition agreement was acquired on December 1, 2000, and the agreement was terminated on that date. The agreement permitted the Berg Group members to obtain cash or, at their option, O.P. Units for their equity interests in the properties. We had reserved and registered for issuance up to 33,919,072 shares of our common stock upon exchange of up to the same number of O.P. Units issuable in exchange for the pending development projects, of which a total of 20,028,176 O.P. Units were issued for new properties acquired under the agreement. We acquired the pending projects upon the following terms:

     - The acquisition price was payable in cash or, at the option of the Berg Group, in O.P. Units valued at $4.50 per O.P. Unit, which was the price per share of our common stock in May 1998, when we agreed to the terms of the pending projects acquisition agreement.

     - The Berg Group built and delivered each completed and fully-leased R&D property in the pending development projects to the operating partnerships at an acquisition price equal to the average monthly rental rate per square foot over the term of the lease divided by an agreed upon capitalization rate between 14% and 17%, minus the amount of debt encumbering the property.

     - The closing for the acquisition of an individual R&D property occurred only when the building was fully completed and leased.

     - The leases each contained reasonable terms and conditions, comparable to arm's length leasing transactions between unrelated parties.

     -    All  actions  taken  by us  under  the  pending  projects  acquisition
          agreement   were  approved  by  a  majority  of  the  members  of  the independent directors committee of our board of directors.



     For a discussion of risks associated with the pending projects acquisition agreement and related transactions, please refer to this Item 1., "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interests which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     BERG LAND HOLDINGS OPTION AGREEMENT. We believe that control of high quality, developable land is an important strategic factor for continued success in the Silicon Valley market. In December 1998, we entered into the Berg land holdings option agreement under which we have the option to acquire any future R&D, office and industrial property developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. As of December 31, 2000, we had acquired eight leased R&D properties totaling approximately 826,000 rentable square feet under this agreement at a cost of approximately $80.6 million, for which we issued 4,325,358 O.P. Units and assumed debt of approximately $43.1 million. The principal terms of the agreement include the following:

     - So long as the Berg Group members and their affiliates own or have the right to acquire shares representing at least 65% of our common stock on a fully diluted basis, we will have the option to acquire any building developed by any member of the Berg Group on the land subject to the agreement at such time as the building has been leased. Upon our exercise of the option, the option price will equal the sum of:

          1.   the full construction cost of the building; plus
          2.   10% of the full construction cost of the building; plus
          3. interest at LIBOR plus 1.65%, on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus
          4. the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned or under option; plus

          5. 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 and the seller's acquisition date, to the close of escrow; minus
          6. the aggregate principal amount of all debt encumbering the acquired property.

     - The acquisition cost, net of any debt, will be payable in cash, or O.P. Units valued at the average closing price of our common stock over the 30-trading-day period preceding the acquisition or, in cash, at the option of the Berg Group.

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


                                                              APPROXIMATE
                                                             RENTABLE AREA           ANTICIPATED            TOTAL ESTIMATED
      PROPERTY                            NET ACRES          (SQUARE FEET)         ACQUISITION DATE         ACQUISITION COST
      ------------------------------ -------------------- ------------------- --------------------------- ---------------------
      UNDER DEVELOPMENT:                                                                                  (dollars in thousands)
      Hellyer Vista (Phase I)                   6              131,500                Q1 2001                $   16,500
      Hellyer III (Phase I)                     7              117,740                Q2 2001                    14,400
      Creekside                                 5               65,000                Q2 2001                     9,000
      Morgan Hill (JV I) (1)                   13              211,000                Q2 2001                    22,000
      Silver Creek                             18              346,000                Q3 2001                    40,500
      Caspian (Phase II)                        5              100,000                Q2 2001                    14,900
      5550 Hellyer                              6               79,800                Q3 2001                    10,200
      5535 Hellyer                              6              125,000                Q4 2001                    15,400
      Morgan Hill (JV IV) (1)                  12              160,000                Q4 2001                    17,500
      5750 Hellyer                              7               73,312                Q3 2001                    10,100
      Morgan Hill (JV II) (1)                   4               60,000                Q4 2001                     5,700
      Morgan Hill (JV III) (1)                  3               40,000                Q4 2001                     4,000
      Piercy & Hellyer                          8              130,000                Q4 2001                    14,900
      Piercy & Hellyer                          4               65,000                Q4 2001                     8,696
      Piercy & Hellyer                          7              105,000                Q4 2001                    13,200
                                     -------------------- -------------------                             ---------------------
                     SUBTOTAL                 111            1,809,352                                       $  216,996
                                     ==================== ===================                             =====================

      AVAILABLE LAND:
      Morgan Hill (1)                          30              490,000
      King Ranch                               15              248,500
      Piercy & Hellyer                         28              458,000
      Fremont & Cushing                        24              387,000
      Evergreen                               160            2,480,000
                                     -------------------- -------------------
                    SUBTOTAL                  257            4,063,500
                                     -------------------- -------------------
      TOTAL                                   368            5,872,852
                                     ==================== ===================

(1) The Company expects to own an approximate 50% interest in the partnership that will develop the property. The property will be operated and managed by the other partner.

     The time required to complete the leasing of developments varies from property to property. The acquisition dates and acquisition costs set forth in the table are only estimates by management. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above will be realized. No estimate can be given at this time as to our total cost to acquire projects under the Berg land holdings option agreement, or can we be certain of the period in which we will acquire any of the projects.

     Although we expect to acquire the new properties available to us under the terms of the Berg land holdings option agreement, there can be no assurance that we actually will consummate any of the intended transactions, including all of those discussed above. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties  or the  impact  of any of  the  acquisitions  on our  business, results of operations, financial condition or available cash for distribution. See Item 1., "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     OPPORTUNISTIC ACQUISITIONS

     In addition to our principal opportunities under the Berg land holdings option agreement, we believe our acquisitions experience, established network of real estate, information technology professionals and overall financial condition will continue to provide opportunities for external growth. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value. Furthermore, our use of the operating partnership structure allows us to offer prospective sellers the opportunity to contribute properties on a tax-deferred basis in exchange for O.P. Units. Although we have not consummated any transactions like this since our July 1, 1998 acquisition of the Berg Group properties, this capacity to complete tax-deferred transactions with sellers of real property further enhances our ability to acquire additional properties.

     FOCUS ON SINGLE TENANT SILICON VALLEY R&D PROPERTIES

     We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has contributed to the relatively low turnover and high occupancy rates on our properties. We believe that the relatively small number of tenants (98) occupying our 89 properties, mostly under the triple-net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

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

     We believe that our business practices provide us with competitive advantages, including-

     - EXTERNAL DEVELOPMENT AFFILIATE. We have the option to purchase all future R&D, office, industrial property developments of the Berg Group under the Berg land holdings option agreement on land currently held or acquired directly or indirectly by Carl E. Berg or Clyde J. Berg that is zoned for those purposes and located in California, Oregon and Washington following completion and lease-up of the property. Our option will terminate when the Berg Group's ownership percentage falls below 65% of our common stock calculated on a fully diluted basis. Carl E. Berg has agreed to refer to us, and not acquire through the Berg Group, all opportunities to acquire the same kinds of real property in these states that he identifies in the future, until the Berg Group's fully diluted ownership percentage falls below 25% and there is no Berg Group nominee on our board of directors. The acquisition terms and conditions for the existing and identified projects have been pre-negotiated and are documented under the Berg land holdings option agreement. This relationship provides us with the economic benefits of development while eliminating development and initial lease-up risks. It also provides us with access to one of the most experienced development teams in the Silicon Valley without the expense of maintaining development personnel.

     - LEAN, EXPERIENCED ORGANIZATION. In part because of its primary focus on Silicon Valley, its experience with the special real estate requirements of information technology tenants and the long-term triple-net structure of its leases, we are able to conduct and expand our business with a small management team comprised of highly qualified and experienced professionals working within a relatively flat organizational structure. We believe that the leanness and our experience will enable us to rapidly assess and respond to market opportunities and tenant needs, control operating expenses and develop and maintain excellent relationships with tenants. We further believe that these advantages translate into significantly lower costs for operations and give us the ability, along with the Berg Group, to compete favorably with other R&D property developers in Silicon Valley, especially for build-to-suit projects subject to competitive bidding. Furthermore, a lower cost structure should allow us to generate better returns from properties whose value can be increased through appropriate remodeling and efficient property management.

     - SOUND PROPERTY MANAGEMENT PRACTICES. For each property, the management team, along with the Berg Group staff, develops a specific marketing and property management program. We select vendors and subcontractors on a competitive bid basis from a select group of highly qualified firms with whom we maintain ongoing relationships and carefully supervise their work.


     OPERATING PARTNERSHIP AGREEMENTS

     MANAGEMENT

     The operating partnerships consist of four separate Delaware limited partnerships engaged in the combined operation and ownership of our properties. The operating partnership agreements are identical in all material respects for all four of the limited partnerships. Generally, pursuant to the operating partnership agreement, we act as the sole general partner of the operating partnerships, in which capacity we have exclusive control of the business and assets of the operating partnerships and full and complete authority, discretion and responsibility with respect to the operating partnerships' operations and transactions, including, without limitation, acquisitions of additional properties, borrowing funds, raising new capital, leasing buildings, as well as selecting and supervising all employees and agents of the operating partnerships. Through our authority to manage our business and affairs, our board of directors will direct the business of the operating partnerships.

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

     EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

     Under the exchange rights agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The exchange rights agreement permits every limited partner to tender O.P. Units to us, and at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to this Item 1., "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Mr. Berg and Clyde J. Berg, have the right to exchange their O.P. Units for shares of common stock, subject to the ownership limit in our charter, and to exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we shall be entitled to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

     The shares issued in exchange for the O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the pending projects acquisition agreement have been registered and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to this Item 1., "Risk Factors - Shares eligible for future sale could affect the market price of our stock." The exchange rights agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement. We are obligated to effect no more than two such registrations in any 12-month period. We are obligated to assist the O.P. Unit holders in obtaining a firm commitment underwriting agreement for such resale from a qualified investment-banking firm. If registration on Form S-3, or an equivalent form, is not available for any reason, we will be obligated to effect a registration of the shares to be acquired on exercise of the exchange rights on Form S-11, or an equivalent form, in an underwritten public offering, upon demand by the holders of no fewer than 500,000 O.P. Units. All holders of O.P. Units will be entitled to participate in such registration. We will bear all costs of such registrations other than selling expenses, including commissions and separate counsels' fees of the O.P. Unit holders. We will not be required to effect any registration for resale on Form S-3, or equivalent form of common stock shares issuable to the holder of O.P. Units if the request is for less than 250,000 shares.

     OTHER MATTERS

     The operating partnership agreements require that the operating partnerships be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT and to avoid any federal income or excise tax liability.

     The operating partnership agreements provide that the combined net operating cash flow from all of the operating partnerships, as well as net sales and refinancing proceeds, will be distributed from time to time as determined by our board of directors, but not less frequently than quarterly, pro rata in accordance with the partners' percentage interests in the operating partnerships, taken as a whole. This provision is intended to cause the periodic distributions per O.P. Unit and per share of our common stock to be equal. As a consequence of this provision, the capital interest of a partner in each of the operating partnerships, including our capital interests, might at times differ significantly from the partner's percentage interest in the net income and cash flow of that operating partnership. We do not believe that such differences would have a material impact on our business, financial condition or funds available for distributions ("FAD"), however.

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

     EMPLOYEES

     As of March 29, 2001, we employed six people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

     FACILITIES

     We sublease office space from Berg & Berg Enterprises, Inc. at 10050 Bandley Drive and share clerical staff and other overhead on what we consider to be very favorable terms. The total monthly rent payable by us to the Berg & Berg Enterprises, Inc. is $6,720.

     RISK FACTORS

     You should carefully consider the following risks, together with the other information contained elsewhere in this Form 10-K. The following risks relate principally to our business and the industry in which we operate. the risks and uncertainties classified below are not the only ones we face.

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

     SUBSTANTIAL OWNERSHIP INTEREST. The Berg Group currently owns O.P. Units representing approximately 78.8% of the equity interests in the operating partnerships and approximately 78.4% of our equity interests on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

     OUR CONTRACTUAL BUSINESS RELATIONSHIPS WITH THE BERG GROUP PRESENT ADDITIONAL CONFLICTS OF INTEREST, WHICH MAY RESULT IN THE REALIZATION OF ECONOMIC BENEFITS OR THE DEFERRAL OF TAX LIABILITIES BY THE BERG GROUP WITHOUT EQUIVALENT BENEFITS TO OUR STOCKHOLDERS.

     Our contracts with the Berg Group provide it with interests that could conflict with those of our other stockholders, including the following:

     - our headquarters are leased from an entity owned by the Berg Group, to whom we pay rent of $6,720 per month;

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

     EXCLUDED PROPERTIES. With our prior knowledge, the Berg Group retained two R&D properties in Scotts Valley, Santa Cruz County, California, in which the operating partnerships and we have no ownership interest. Efforts of the Berg Group to lease these other properties could interfere with similar efforts on our behalf.

     BERG LAND HOLDINGS. The Berg Group owns several parcels of unimproved land in the Silicon Valley that the operating partnerships and we have the right to acquire under the terms of the Berg land holdings option agreement. We have agreed to pay an amount based on pre-negotiated terms for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the independent directors committee of our board of directors, these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders.

     TAX CONSEQUENCES OF SALE OF PROPERTIES. Because many of our properties have unrealized taxable gain, a sale of those properties could create adverse income tax consequences for limited partners of the operating partnerships. We have agreed with Carl E. Berg, Clyde J. Berg and John Kontrabecki, a limited partner in some of the operating partnerships, that prior to December 29, 2008, each of them may prevent us and the operating partnerships from selling or transferring any of the properties that were acquired from them in our July 1998 UPREIT acquisition if the proposed sale or other transfer will be a taxable transaction. As a result, our opportunities to sell these properties may be limited. If we need to sell any of these properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders or for other working capital purposes, we may be unable to do so. These restrictions could harm our business and cause our stock price to fall.

     TERMS OF TRANSFERS: ENFORCEMENT OF AGREEMENT OF LIMITED PARTNERSHIP. The terms of the pending projects acquisition agreement, the Berg land holdings option agreement, the partnership agreement of each operating partnership and other material agreements through which we have acquired our interests in the operating partnerships and the properties formerly controlled by the Berg Group were not determined through arm's-length negotiations and could be less favorable to us than those obtained from an unrelated party. In addition, Mr. Berg and representatives of the Berg Group sitting on our board of directors may be subject to conflicts of interests with respect to their obligations as our directors to enforce the terms of the partnership agreement of each operating partnership when such terms conflict with their personal interests. The terms of our charter and bylaws also were not determined through arm's-length negotiations. Some of these terms, including representations and warranties applicable to acquired properties, are not as favorable as those that we would have sought through arm's-length negotiations with unrelated parties. As a result, an investment in our common stock may involve risks not found in businesses in which the terms of material agreements have been negotiated at arm's length.

     RELATED PARTY DEBT. As of December 31, 2000, we had borrowed approximately $50.9 million under our $75.0 million line of credit with the Berg Group, which is secured by seven of our properties and expires March 2002. We have the right to draw on the line of credit and are liable for repayment of all amounts owing under the line of credit. The line of credit bears interest at an annual rate of LIBOR plus 1.30 percent. We are also liable for a mortgage loan of $11.8 million that we assumed in connection with our acquisition of a property that we acquired in May 2000 under the Berg land holdings option agreement. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Loan defaults of this type could materially and adversely affect our business, financial condition and our results of operations and cause our stock price to fall. They also could result in a substantial reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

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

     WE MAY CHANGE OUR INVESTMENT AND FINANCING POLICIES AND INCREASE YOUR RISK WITHOUT STOCKHOLDER APPROVAL.

     Our board of directors determines the investment and financing policies of the operating partnerships and our policies with respect to certain other activities, including our business growth, debt capitalization, distribution and operating policies. Our board of directors may amend these policies at any time without a vote of the stockholders. Changes in these policies could materially adversely affect our financial condition, results of operations and ability to make cash distributions to our stockholders, which could harm our business and cause our stock price to fall. For more information please refer to Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Policies with Respect to Certain Activities."

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

     AN  INVESTMENT  IN  OUR  STOCK   INVOLVES  RISKS  RELATED  TO  REAL  ESTATE
     INVESTMENTS THAT COULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO FALL.

     RENTAL INCOME VARIES. Real property investments are subject to varying degrees of risk. Investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation, which our properties generate, as well as our related expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our income and ability to make distributions to our stockholders will be adversely affected. Income from our properties may also be adversely affected by general economic conditions, local economic conditions such as oversupply of commercial real estate, the attractiveness of our properties to tenants and prospective tenants, competition from other available rental property, our ability to provide adequate maintenance and insurance, the cost of tenant improvements, leasing commissions and tenant inducements and the potential of increased operating costs, including real estate taxes.

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

     LOSS OF KEY TENANTS. Single tenants, many of whom are large, publicly traded information technology companies, occupy most of our properties. Losing a key tenant could adversely affect our operating results and our ability to make distributions to stockholders if we are unable to obtain replacement tenants promptly.

     TENANT  BANKRUPTCIES.   Key  tenants  could  seek  the  protection  of  the
     bankruptcy laws, which could result in the rejection and termination of their leases, thereby causing a reduction in our income.

     OUR SUBSTANTIAL INDEBTEDNESS. Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Failure to renew or replace the Berg Group line of credit when it expires in March 2002 would materially affect our business and affect our ability to pay dividends to stockholders. We cannot assure you that we will be able to obtain a replacement line of credit with terms similar to the Berg Group line of credit, or at all. Our cost of borrowing funds could increase substantially after the Berg Group line of credit expires. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

     FAILURE TO SATISFY FEDERAL INCOME TAX REQUIREMENTS FOR REITS COULD REDUCE OUR DISTRIBUTIONS, REDUCE OUR INCOME AND CAUSE OUR STOCK PRICE TO FALL.

     FAILURE TO QUALIFY AS A REIT. Although we currently operate in a manner designed to enable us to qualify and maintain our REIT status, it is possible that economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our board of directors either to refrain from making the REIT election or to revoke that election once made. To maintain REIT status, we must meet certain tests for income, assets, distributions to stockholders, ownership interests, and other significant conditions. If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain provisions of the tax laws, we would be disqualified from treatment as a REIT for the four taxable years following the year in which our qualification was lost. As a result, funds available for distribution to our stockholders would be reduced for each of the years involved and, in addition, we would no longer be required to make distributions to our stockholders.

     REIT DISTRIBUTION REQUIREMENTS. To maintain REIT status, we must distribute as a dividend to our stockholders at least 95% of our otherwise taxable income, after certain adjustments, with respect to each tax year. Effective January 1, 2001, this requirement was changed to 90%, the minimum percentage that we must distribute to our stockholders. We may also be subject to a 4% non-deductible excise tax in the event our distributions to stockholders fail to meet certain other requirements. Failure to comply with these requirements could result in our income being subject to tax at regular corporate rates and could cause us to be liable for the excise tax.

     OWNERSHIP LIMIT NECESSARY TO MAINTAIN REIT QUALIFICATION. As a REIT, the federal tax laws restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less. Our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. In addition, as permitted by our charter, our board of directors has authorized an exception to two other stockholders that permits them to collectively own, directly or indirectly, up to 18.5% of our common stock on an aggregate basis, subject to the terms of an ownership limit exemption agreement. In general, our charter prohibits the transfer of shares that result in a loss of our REIT qualification and provides that any such transfer or any other transfer that causes a stockholder to exceed the ownership limit will result in the shares being automatically transferred to a trust for the benefit of a charitable beneficiary. Accordingly, in the event that either the Berg Group or the two stockholders increase their stock ownership in our corporation, a stockholder who acquires shares of our common stock, even though his, her or its aggregate ownership may be less than 9%, may be required to transfer a portion of that stockholder's shares to such a trust in order to preserve our status as a REIT.

     STOCKHOLDERS ARE NOT ASSURED OF RECEIVING CASH DISTRIBUTIONS FROM US.

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

     OUR PROPERTIES COULD BE SUBJECT TO PROPERTY TAX REASSESSMENTS.

     We do not believe that any of our acquisitions of interests in the operating partnerships has resulted in a statutory change in ownership that could give rise to a reassessment of any of our properties for California property tax purposes. We cannot assure you, however, that county assessors or other tax administrative agencies in California will not attempt to assert that such a change occurred as a result of these transactions.
     Although we believe that such a challenge would not be successful ultimately, we cannot assure you regarding the outcome of any related dispute or proceeding. A reassessment could result in increased real estate taxes on our properties that, as a practical matter, we may be unable to pass through to our tenants in full. This could reduce our net income and our funds available for distribution and cause our stock price to fall.

     OUR OBLIGATION TO PURCHASE TENDERED O.P. UNITS COULD REDUCE OUR CASH DISTRIBUTIONS.

     Each of the limited partners of the operating partnerships, other than Mr. Berg and Clyde J. Berg, has the annual right to cause the operating partnerships to purchase the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the ten-trading-day period immediately preceding the date of tender. Upon a limited partner's exercise of any such right, we will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights became exercisable on December 29, 1999, and are available once during a 12-month period. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the operating partnerships or we will be entitled to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million. The exercise of these put rights may reduce the amount of cash that we have available to distribute to our stockholders and could cause our stock price to fall.

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

     SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

     We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of the common stock. As of December 31, 2000 all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if the limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(c) on the number of shares that may be sold within a three-month period.

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

     -    identify strong tenants.

     All of our properties are general-purpose R&D properties located in desirable sub-markets of the Silicon Valley. Many of our properties have been developed for or leased to single tenants, many of whom are large, publicly traded information technology companies. Most of our major tenants have occupied our properties for many years under triple-net leases that require the tenant to pay substantially all operating costs, including property insurance, real estate taxes and general operating costs.

     LEASING

     The current leases for the properties typically have terms ranging from three to ten years. Most of the leases provide for fixed periodic rental increases. Substantially all of the leases are triple-net leases pursuant to which the tenant is required to pay substantially all of the operating expenses of the property, property taxes and insurance, including all maintenance and repairs, excluding only certain structural repairs to the building shell. Most of the leases contain renewal options that allow the tenant to extend the lease based on adjustments to then prevailing market rates, or based on fixed rental adjustments, which may be below market rates.

     PROPERTY PORTFOLIO

     All of our properties are R&D properties. Generally, our properties are one- to four-story buildings of tilt-up concrete construction, have 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from 18,000 to 515,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants' requirements with the use of movable dividers.

     The following table sets forth certain information relating to our properties as of December 31, 2000.


                                                                                                        Major
                                       Total      Percentage     Average                               Tenants'
                          No. of      Rentable   Leased as of     2000                                 Rentable        2000 Annual
      Location          Properties     Sq. Ft.   Dec 31, 2000   Occupancy   Major Tenants               Sq. Ft.        Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5300-5350 Hellyer           2         160,000        100%          100%     Stellex Microwave Systems  160,000         $1,920,000(2)

10401-10411 Bubb Road       1          20,330        100%          100%     Celerity Systems            20,330            454,366

2001 Logic                  1          72,426        100%          100%     Xilinx, Inc.                72,426          1,998,960

45365 Northport Loop West   1          64,218        100%          100%     JNI Corporation             19,727            303,501(2)
                                                                            Mattson Technology          31,641

45700 Northport Loop East   1          47,570        100%          100%     Phillips Electronics        47,570            726,732

45738 Northport Loop West   1          44,256        100%          100%     EIC Corporation             44,256            548,622

4050 Starboard Drive        1          52,232        100%          100%     Flash Electronics, Inc.     52,232            783,480


                                                                                                        Major
                                       Total      Percentage     Average                               Tenants'
                          No. of      Rentable   Leased as of     2000                                 Rentable        2000 Annual
      Location          Properties     Sq. Ft.   Dec 31, 2000   Occupancy   Major Tenants               Sq. Ft.        Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
3501 W. Warren Avenue-      1          67,864        100%          100%     Storage Way                 51,864          1,243,644
46600 Fremont Blvd.

48800 Milmont Drive         1          53,000        100%          100%     Premisys Communications     53,000            606,480

4750 Patrick Henry Drive    1          65,780        100%          100%     Intertrust Networking       65,780          1,479,787

4949 Hellyer Avenue         1         200,484        100%          100%     Cisco Systems Inc.         200,484          2,081,700

Triangle Technology Park    7         416,927        100%           99%     JDS Uniphase               152,362          5,732,247
                                                                            Intevac Corporation        119,583
                                                                            Xicom Technology, Inc.      47,480
                                                                            Celestica                   34,248
                                                                            Webango                     25,350

5850-5870 Hellyer Avenue    1         109,715        100%          100%     Clear Logic, Inc.           64,805          1,533,486
                                                                            Gadzoox Networks, Inc.      44,910

800 Branham Lane            1         239,000        100%          100%     Candescent Technology      239,000          2,725,180(2)

5400 Hellyer Avenue         1          77,184        100%          100%     Jetstream Communications    77,184            703,920(2)

5749 Fontanoso Way          1          77,700        100%          100%     Cisco Systems, Inc.         77,700          1,228,431

1065 L'Avenida              5         515,700        100%          100%     Microsoft Corporation      515,700         18,803,453

1750 Automation Parkway     1          80,641        100%          100%     JDS Uniphase                80,641          1,666,064

1756 Automation Parkway     1          80,640        100%          100%     JDS Uniphase                80,640          1,712,886(2)

1762 Automation Parkway     1          61,100        100%          100%     JDS Uniphase                61,100          1,134,001(2)

1768 Automation Parkway     1         110,592        100%          100%     JDS Uniphase               110,592            253,600(2)

255 Caspian Drive           1          98,500        100%          100%     Global Centers, Inc.        98,500          1,507,050(2)

2251 Lawson Lane            1         125,000        100%          100%     Amdahl Corporation         125,000          1,384,538

1230 East Arques            1          60,000        100%          100%     Amdahl Corporation          60,000            305,672

1250 Arques                 4         200,000        100%          100%     Amdahl Corporation         200,000            755,923

3120 Scott Blvd.            1          75,000        100%          100%     Amdahl Corporation          75,000          1,238,081

20400 Mariani Avenue        1         105,000        100%          100%     Behring Diagnostics        105,000          1,030,050

10500 De Anza Blvd.         1         211,000        100%          100%     Apple Computer, Inc.       211,000          4,338,840

20605-705 Valley Green Dr.  2         142,000        100%          100%     Apple Computer, Inc.       142,000          1,975,382

10300 Bubb Road             1          23,400        100%          100%     Apple Computer, Inc.        23,400            395,460

10440 Bubb Road             1          19,500        100%          100%     Linotext Digital Color      19,500            252,720

10460 Bubb Road             1          45,460        100%          100%     Luminous Networks, Inc.     45,460          1,177,044

1135 Kern Avenue            1          18,300        100%          100%     Davicom Semiconductor, Inc. 18,300            302,205

1190 Morse Ave/             1          28,350        100%          100%     Coptec West                 28,350            339,636
405 Tasman Avenue

450 National Avenue         1          36,100        100%           92%     ePeople                     36,100            909,386

3301 Olcott Street          1          64,500        100%          100%     NEC Electronics, Inc.       64,500          1,136,248

2800 Bayview Avenue         1          59,736        100%          100%     Concept System Design, Inc. 59,736            655,160

6850 Santa Teresa Blvd.     1          30,000        100%           83%     Valiant Networks, Inc.      30,000            475,800



                                                                                                        Major
                                       Total      Percentage     Average                               Tenants'
                          No. of      Rentable   Leased as of     2000                                 Rentable        2000 Annual
      Location          Properties     Sq. Ft.   Dec 31, 2000   Occupancy   Major Tenants               Sq. Ft.        Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
6810 Santa Teresa Blvd.     1          54,996        100%          100%     Polaris, Inc.               54,996          1,121,330

140-150 Great Oaks Blvd./   2         105,300        100%          100%     Atcor Corporation           52,000          1,081,156
6781 Via Del Oro                                                            Amtech Corporation          31,500

6540-6541 Via Del Oro/      2          66,600        100%          100%     Exsil Incorporated          20,076            784,598
6385-6387 San Ignacio Ave.                                                  Alcatel Network Systems,    17,400
                                                                            Inc.
                                                                            Modutek Corporation         17,400

6311-6351 San Ignacio Ave.  5         360,254        100%          100%     On Command Video           131,320          4,075,733
                                                                            Magic Manufacturing, Inc.   66,042
                                                                            Avnet, Inc.                 53,494
                                                                            Photon Dynamics             50,400
                                                                            Teledex Corporation         30,000

6320-6360 San Ignacio Ave.  1         157,292        100%          100%     Bell Sports, Inc.           63,638          1,628,329
                                                                            Delrina/Symantec Corp.      45,000


2610 N. First St. &         2         170,810        100%          100%     County of Santa Clara       93,984          2,198,097
75 E. Trimble Road                                                          Comerica Bank               63,310

2033-2243 Samaritan Drive   3         235,122        100%          100%     Condor Systems             110,490          3,566,546
                                                                            Texas Instruments           48,677
                                                                            State Farm Insurance        23,801

1170 Morse Avenue           1          34,750        100%          100%     CA Parkinsons Foundation    34,750            394,664

3236 Scott Blvd.            1          54,672        100%          100%     Celeritek Systems, Inc.     54,672            753,657

1212 Bordeaux Lane          1          71,800        100%          100%     ESL Incorporated            71,800          1,296,978

McCandless Technology Park 14         705,956         93%           98%     Larscom, Inc.              118,708          9,937,337
                                                                            Arrow Electronics, Inc.     92,862
                                                                            Sherpa Corporation          50,768
                                                                            Chartered Semiconductor     45,312
                                                                            Panasonic Industrial Co.    40,970
                                                                            Kent Electronics Corp.      39,800
                                                                            Promptu Systems Corp.       26,663

1600 Memorex Drive          1         107,500        100%          100%     Sasco Electric             107,500            736,449

1650 Richard Avenue         1          52,800        100%          100%     Forward Technology          52,800            706,099

1700 Richard Avenue         1          58,783        100%          100%     IXC Communications          58,783            579,012

                         --------------------                                                                      -----------------

             TOTAL         89       6,195,840                                                                         $94,679,720
                         ====================                                                                      =================


(1)  Annual  cash rents do not  include  any effect  for  recognition  of rental income on the straight-line method of accounting required by generally accepted accounting principles under which contractual rent payment increases are recognized evenly over the lease term.

(2) The property was purchased during 2000. The 2000 Annual Base Rent reflects rent received from the date of acquisition through December 31, 2000.


     We own 100% of all of the properties, except for one of the buildings in the Triangle Technology Park, which is owned by a joint venture in which we, through an operating partnership, own a 75% interest, the property at 10401-10411 Bubb Road, which is owned by a joint venture in which we, through an operating partnership, own an 83.33% interest, and the property at 5300 Hellyer Avenue, which is owned by a joint venture in which we, through an operating partnership, own a 50% interest.

     We continue to operate at consistently high occupancy levels. Occupancy levels are indicative of the strength of our local real estate markets, the continuing demand for space and our abilities to keep the properties leased.

     LEASE EXPIRATIONS

     The following table sets forth a schedule of the lease expirations for the properties beginning with 2001, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 51,602 rentable square feet that was vacant as of December 31, 2000.

                 Number of                                                                Percentage of Total Annual
Year of Lease     Leases        Rentable Square Footage       2001 Annual Base Rent        Base Rent Represented By
 Expiration      Expiring     Subject to Expiring Leases    Under Expiring Leases (1)         Expiring Leases (2)
--------------------------------------------------------------------------------------------------------------------
   2001             26                737,507                  $  10,628,242                         10.5%

   2002             19                872,472                     13,333,781                         13.1%

   2003             13                468,266                      6,036,013                          6.0%

   2004             18                985,313                     11,543,083                         11.4%

   2005             19                865,759                     14,250,534                         14.0%

   2006              7                821,420                     23,988,152                         23.6%

   2007             13                682,809                     13,841,582                         13.6%

   2008              1                125,000                      1,338,523                          1.3%

   2009              1                 58,783                        584,064                          0.6%

   2010              1                 66,042                      1,040,980                          1.0%

   2015              2                258,500                      4,932,666                          4.9%
               -----------------------------------------------------------------------------------------------------
                   120              5,941,871                  $ 101,517,620                          100%
               =====================================================================================================


(1) The base rent for leases expiring is based on January 2001 monthly rents multiplied by 12.
(2)  Based upon 2001 annual rents as discussed in Note (1).

     RECENT DEVELOPMENTS

     In January 2001, we acquired a newly constructed R&D property leased to Celestica, Inc. on Hellyer Avenue in San Jose, California consisting 131,500 square feet of rentable space under the Berg land holdings option agreement. Pursuant to the Berg land holdings option agreement, the acquisition cost is based on the full construction cost of the building, 10% of the full construction cost of the building, and other factors. The Berg Group is currently evaluating its total construction costs due to delayed billings by its vendors. Details of the acquisition cannot be determined at this time.

     In January 2001, we completed the sale of the R&D property at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc, which exercised its purchase option in November 2000. We realized a gain of $3.1 million on the total sale price of $23.1 million. Cisco Systems, Inc. also exercised its purchase option in November 2000 to purchase the R&D property at 5713-49 Fontanoso Way, San Jose, California. The sale is expected to occur in the fourth quarter of 2001.

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

     Some of our properties are leased, in part, to businesses, including manufacturers that use, store or otherwise handle hazardous or toxic substances in their business operations. These operations create a potential for the release of hazardous or toxic substances. In addition, groundwater contaminated by chemicals used in various manufacturing processes, including semiconductor fabrication, underlies a significant portion of northeastern Santa Clara County, where many of our properties are located.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We are aware that there are asbestos-containing materials, or ACMs, present at several of the properties, primarily in floor coverings. We believe that the ACMs present at these properties are generally in good condition and that no ACMs are present at the remaining properties. We believe we are in compliance in all material respects with all present federal, state and local laws relating to ACMs and that if we were given limited time to remove all ACMs present at the properties, the cost of such removal would not have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders.

     Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Environmental assessments have been conducted for about half of the properties.

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

ITEM 3.   LEGAL PROCEEDINGS

     Neither the operating partnerships, the properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, the properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business, and we do not consider any of such proceedings to have material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2000.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The high and low sale prices per share of common stock during each quarter of 2000 and 1999 were as follows:


                                         2000                              1999
                            -----------------------------     -----------------------------
                                High             Low               High            Low
                            -------------   -------------     -------------   -------------
     1st Quarter                  $9            $7 1/8            $7 1/8          $6 3/8
     2nd Quarter               $10 5/8         $8 5/16            $8 3/4            $7
     3rd Quarter                 $14             $10              $8 5/8          $7 3/8
     4th Quarter               $14 5/8         $12 7/8           $8 5/16         $7 3/16


     As of March 28, 2001, the number of holders of record of the common stock was 270. We declared and paid dividends in each fiscal during 2000 and 1999. We expect to pay quarterly dividends during 2001. The following tables show information for quarterly dividends for years 2000 and 1999.

                                                 2000
                             ----------------------------------------------
                                Record          Payment         Dividend
                                 Date            Date           per Share
                             --------------  --------------  --------------
     1st Quarter               03/31/00        04/10/00           $0.15
     2nd Quarter               06/28/00        07/07/00           $0.17
     3rd Quarter               09/29/00        10/10/00           $0.17
     4th Quarter               12/29/00        01/10/01           $0.19
                                                             --------------
                    Total                                         $0.68
                                                             ==============

     For federal income tax purposes, we have characterized the dividends declared in 2000 as 100% ordinary income.


                                                 1999
                             ----------------------------------------------
                                Record          Payment         Dividend
                                 Date            Date           per Share
                             -------------   -------------     ------------
     1st Quarter               04/15/99        04/30/99           $0.12
     2nd Quarter               06/21/99        07/02/99           $0.14
     3rd Quarter               09/30/99        10/11/99           $0.15
     4th Quarter               12/30/99        01/10/00           $0.15
                                                               ------------
                    Total                                         $0.56
                                                               ============

     For federal income tax purposes, we have characterized the dividends declared in 1999 as 93% ordinary income and 7% as return of capital.

     The closing price of our common stock on December 29, 2000, the last trading day, was $13.88 per share.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information for Mission West Properties, Inc. See Part II - Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations"
     - Overview and Company History for discussion of business combinations and property dispositions that materially affect the comparability of the selected financial data. Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8 "Consolidated Financial Statements and Supplementary Data," below) and is as follows:

                                                                                         One Month
                                                     Year Ended December 31,               Ended         Year Ended November 30,
                                          -------------------------------------------   December 31,  -----------------------------
                                              2000           1999           1998           1997           1997           1996
                                          -------------  -------------  -------------  -------------  -------------  --------------
OPERATING DATA:                                                            (dollars in thousands)
Revenue:
     Rental revenues                        $ 99,567       $73,726        $27,285         $    -         $ 1,376       $ 7,065
     Tenant reimbursements                    14,635        11,047          4,193              -               -             -
     Other                                     1,742         1,220            278             27             359           348
                                          -------------  -------------  -------------  -------------  -------------  --------------
Total revenues                               115,944        85,993         31,756             27           1,735         7,413
                                          -------------  -------------  -------------  -------------  -------------  --------------

Expenses:
     Property operating and
       maintenance and real estate taxes      15,025        11,467          4,821              -             246         1,643
     Interest                                  8,290        11,623          4,685              -             425         3,045
     Interest (related parties)                4,475         2,246          3,511              -               -             -
     General and administrative expenses       1,065         1,185          1,501            139           1,467           991
     Depreciation and amortization            15,456        13,156          5,410             -              246         1,369
                                          -------------  -------------  -------------  -------------  -------------  --------------
                                              44,311        39,677         19,928            139           2,384         7,048
                                          -------------  -------------  -------------  -------------  -------------  --------------
     Income before gain (loss) on sale of real
       estate assets, minority interest and
       income taxes                           71,633        46,316         11,828           (112)           (649)          365
     Gain (loss) on sale                           -             -              -              -           4,736          (306)
     Income (loss) before minority
       interest and income taxes              71,633        46,316         11,828           (112)          4,087            59
     Minority interest                        59,054        39,785         12,049              -               -             -
                                          -------------  -------------  -------------  -------------  -------------  --------------
     Income (loss) before income taxes        12,579         6,531           (221)          (112)          4,087            59
     (Benefit) provision for income taxes          -             -              -            (38)          1,043            24
                                          -------------  -------------  -------------  -------------  -------------  --------------
       Net income (loss)                    $ 12,579       $ 6,531        $  (221)        $  (74)        $ 3,044       $    35
                                          =============  =============  =============  =============  =============  ==============

     Basic income (loss) per share (1)          $.73          $.52          $(.13)         $(.05)         $18.48          $.77
     Diluted income (loss) per share (1)        $.72          $.52          $(.13)         $(.05)         $18.48          $.72

PROPERTY AND OTHER DATA (2):
     Total properties, end of period             89             80             71
     Total square feet, end of period         6,196          5,307          4,519
     Average monthly rental revenue
       per square foot (3)                    $1.36          $1.16          $0.95
     Occupancy at end of period                  99%            99%            99%

FUNDS FROM OPERATIONS (2) (4):              $86,303        $59,079        $17,238

     Cash flow from operations              $84,580        $60,298        $16,264           $(46)        $(1,000)       $1,221
     Cash flow from investing                (2,736)       (12,084)          (118)             -          46,198         2,528
     Cash flow from financing               (83,706)       (41,920)       (21,469)           150         (42,844)       (1,204)

                                                               December 31,                           November 30,
                                          ---------------------------------------------------------- -------------
                                              2000           1999          1998           1997           1996
                                          ------------  -------------  ------------   -------------  -------------
                                                                    (dollars in thousands)
BALANCE SHEET DATA (5):
     Real estate assets, net of
       accumulated depreciation            $807,456       $697,616       $516,029      $       -         $46,285
     Total assets                           826,910        712,704        519,866          5,763          46,324
     Line of credit - related parties        50,886              -              -              -               -
     Debt                                   132,055        133,952        184,389              -          30,753
     Debt - related parties                  11,643         31,193         20,752              -               -
     Total liabilities                      255,505        215,212        213,234            552          32,142
     Minority interest                      469,332        396,810        273,379              -               -
     Stockholders' equity                   102,073        100,682         33,253          5,211          14,182

     Common stock outstanding            17,025,365     16,972,374      8,218,594      1,501,104          45,704
     O.P. Units issued and outstanding   83,576,027     76,205,789     60,151,697              -               -

(1)  As adjusted for the 1 for 30 reverse stock split in November 1997.
(2)  Property and other data shown only as of December 31, 2000, 1999 and 1998.
(3) Average monthly rental revenue per square foot has been determined by taking the total base rent for the period, divided by the number of months in the period, and then divided by the total square feet of occupied space.
(4) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability or is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. See Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Certain Policies.
(5)  Balance sheet information for 1997 is shown as of December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes forward-looking statements, including but not limited to statements with respect to the future financial performance, operating results, plans and objectives of Mission West Properties, Inc. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described in Part I -
     Item 1 "Business - Risk Factors."

     OVERVIEW

     In May 1998, we, the Berg Group members, John Kontrabecki, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the pending projects acquisition agreement, the Berg land holdings option agreement and the exchange rights agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships. We effected our purchase of the general partnership interests by issuing to each of the operating partnerships a demand note bearing interest at 7.25% per annum, aggregating $35.2 million of principal payable no later than July 1, 2000 (the "Demand Notes"). Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition. Each O.P. Unit may be exchanged for one share of common stock pursuant to certain exchange rights and is treated as a share of common stock on a fully diluted basis and also represents our minority ownership interests. At December 31, 2000, we owned a 16.92% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

     In July 1999, we completed a public offering of 8,680,000 shares of our common stock at $8.25 per share. The net proceeds of approximately $66.9 million, after deducting underwriting discounts and other offering costs, were used primarily to repay indebtedness.

     At December 31, 2000, the outstanding balance under the Demand Notes owed to the operating partnerships was $1.18 million. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2001. The principal of the Demand Notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to our stockholders.

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

     On October 20, 1997, we paid a further distribution of $3.30 per share to our stockholders from available cash, including approximately $900,000 received in the September 1997 transaction. No portion of the distribution was paid on shares acquired by the Berg Group and its co-investors. In connection with that distribution, the AMEX halted trading of the common stock on October 20, 1997. Neither the AMEX nor we set a deadline for the resumption of trading, nor did the AMEX provide guidance beyond declaring its desire that we have a firm commitment to acquire a controlling interest in the R&D properties of the Berg Group and to raise additional capital. Our sale of common stock under two May 1998 private placements, the pending projects acquisition agreement and the Berg land holdings option agreement between us and the Berg Group, and our reincorporation in the State of Maryland. On December 8, 1998, the AMEX recommenced trading of our common stock.

     On December 28, 1998, our stockholders approved and ratified our sale of common stock under two May 1998 private placements, the pending projects acquisition agreement and the Berg land holdings option agreement between us and the Berg Group, and our reincorporation in the State of Maryland. On December 8, 1998, the AMEX recommenced trading of our common stock. Our reincorporation under the laws of the State of Maryland through the merger of Mission West Properties into Mission West Properties, Inc. occurred on December 30, 1998, at which time all shares that had been issued by our predecessor California corporation and remained outstanding were converted into shares of our common stock on a one-for-one basis.

     We have two wholly owned corporate subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

     RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

     As of December 31, 2000, we, through our controlling interests in the operating partnerships, owned 89 properties totaling approximately 6.2 million square feet compared to 80 properties totaling approximately 5.3 million square feet as of December 31, 1999. This represented an increase of approximately 17% in total rentable square footage from the prior year. The increase resulted from the following acquisitions under the pending projects acquisition agreement and the Berg land holdings option agreement:

           Date of                                                Rentable Square
         Acquisition                   Address                        Footage
     -------------------    -------------------------------     ------------------
            1/00              1756 Automation Parkway                 80,640
            3/00              800 Branham Lane East                  239,000
            4/00              1762 Automation Parkway                 61,100
            4/00              255 Caspian Way                         98,500
            5/00              5300 & 5350 Hellyer Avenue (1)         160,000
            7/00              5400 Hellyer Avenue                     77,184
           10/00              45365 Northport Loop                    64,218
           12/00              1768 Automation Parkway                110,592
                                                                ------------------
                                                                     891,234
                                                                ==================

(1)  Two buildings were acquired at this location.

     The following table depicts the amounts of rental revenues represented by our historical properties and our acquired properties since July 1, 1998 for the years ended December 31, 2000 and 1999.

                                                           December 31,
                                  -------------------------------------------------------------------
                                      2000             1999            $ Change          % Change
                                  -------------    -------------     -------------    ---------------
                                               (Dollars in thousands)
     Same Property (1)               $59,304          $54,194           $ 5,110               9.4%
     1998 Acquisitions                 2,330            2,342              (12)               (.5%)
     1999 Acquisitions                25,635           17,190             8,445              49.1%
     2000 Acquisitions                12,298                -            12,298             100.0%
                                  -------------    -------------     -------------
                                     $99,567          $73,726           $25,841              35.0%
                                  =============    =============     =============


     (1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of December 31, 2000.

     As of December 31, 2000 and 1999, we owned a general partnership interest of 18.15%, 21.36%, 15.38% and 12.21% and 20.28%, 21.32%, 15.33% and 12.18%
     in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. We owned a 16.92% and
     18.28 general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2000 and 1999, respectively.

     In 2000, we focused on maximizing the value of our real estate portfolio by increasing the cash flow from our properties by increasing effective rents and maintaining high occupancy levels. For the year ended December 31, 2000, our rental revenues from real estate increased by $25.8 million, or 35%, which included an increase of approximately $4.9 million over base rental revenues to reflect rental revenues on a straight-line basis, from $73.7 million for the year ended December 31, 1999 to $99.5 million for the same period of 2000. Of the $25.8 million increase in rental revenues, $5.1 million resulted from the Company's "Same Property" portfolio, $8.4 million resulted from newly developed properties acquired in 1999, and $12.3 million resulted from newly developed properties acquired in 2000. These increases were primarily attributable to increased rental rates and a high average occupancy level of 99%.

     The following table reflects the increase in property operating expenses and real estate taxes for the year ended December 31, 2000 over property operating expenses and real estate taxes for the year ended December 31, 1999.

                                                             December 31,
                                  -------------------------------------------------------------------
                                       2000            1999            $ Change          % Change
                                  -------------    -------------     -------------    ---------------
                                               (Dollars in thousands)
     Same Property (1)               $11,228          $ 9,882             $1,346             13.6%
     1998 Acquisitions                   271              291                (20)            (6.9%)
     1999 Acquisitions                 2,813            1,294              1,519            117.4%
     2000 Acquisitions                   713                -                713            100.0%
                                  -------------    -------------     -------------
                                     $15,025          $11,467             $3,558             31.0%
                                  =============    =============     =============

     (1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of December 31, 2000.

     Tenant reimbursements increased by $3.6 million, or 33%, from $11.0 million for the year ended December 31, 1999 to $14.6 million for the year ended December 31, 2000. Operating expenses and real estate taxes, on a combined basis, increased by $3.5 million or 31%, from $11.5 million to $15.0 million for the years ended December 31, 1999 and 2000, respectively. Of the $3.5 million increase in property operating expenses and real estate taxes, $1.3 million resulted from the Company's "Same Property" portfolio, $1.5 million resulted from properties acquired in 1999, and $0.7 million resulted from properties acquired in 2000. The overall increase in tenant reimbursements, property operating expenses and real estate taxes is primarily a result of the growth in the total square footage of the Company's portfolio of properties during the periods presented. The increases experienced are consistent with the increase in rental revenues. Other income, including interest, was approximately $1.7 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. The $0.5 million increase was due to the sale of securities. General and administrative expenses decreased by $120,000 from $1.18 million to $1.06 million for the years ended December 31, 1999 and 2000, respectively.

     Interest expense decreased by $3.3 million, or 28%, from $11.6 million for the year ended December 31, 1999 to $8.3 million for the year ended December 31, 2000, primarily due to the repayment of the Wells Fargo line of credit in 1999. Interest expense (related parties) increased by $2.2 million, or 100%, from $2.2 million for the year ended December 31, 1999 to $4.4 million for the year ended December 31, 2000. The increase in interest expense (related parties) was attributable to our substitution of the Berg Group line of credit for the Wells Fargo line of credit, and our use of the new credit line for the nine acquisitions in 2000. Interest rates also increased in the second half of the year. On a combined basis, total interest expense decreased $1.1 million from December 31, 1999 to December 31, 2000 because of the repayment of the Wells Fargo line of credit. As a result of nine R&D property acquisitions since December 31, 1999, debt outstanding, including amounts due related parties, had increased by $29.5 million, or 17.9%, from $165.1 million as of December 31, 1999 to $194.6 million as of December 31, 2000. Management expects interest expense to increase as additional debt is incurred in connection with new property acquisitions.

     Depreciation expense increased by $2.3 million, or 17%, from $13.2 million to $15.5 million for the years ended December 31, 2000 and 1999, respectively. The increase was attributable to the acquisition of nine R&D properties comprised of approximately 891,000 rentable square feet since December 31, 1999.

     Our income attributed to minority interest increased by $19.3 million, or 48%, from $39.8 million for the year ended December 31, 1999 to $59.1 million for the year ended December 31, 2000. Net income to shareholders increased by $6.1 million, or 94%, from $6.5 million for the year ended
     December 31, 1999 to $12.6 million for year ended December 31, 2000. Minority interest represents the limited partners' ownership interest of 83.08% and 81.72%, on a weighted average basis, as of December 31, 2000 and 1999, respectively, in the operating partnerships. The increase in the minority interest percentage resulted from the issuance of additional O.P. Units in connection with the acquisition of nine new properties under the pending projects acquisition agreement and the Berg land holdings option agreement.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

     Our acquisition of the general partnership interests in the operating partnerships during the third quarter of 1998 substantially altered our operations. As a consequence, operating results for the year ended December 31, 1999 are not fully comparable to our operating results for the same period of 1998.

     As of December 31, 1999, we owned a general partnership interest of 20.28%, 21.32%, 15.33% and 12.18% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. We owned an 18.28% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 1999. As of December 31, 1998, we owned a 12.02% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis. The acquisition of the general partnership interests in the operating partnerships in July 1998 was accounted for as a purchase. Our consolidated operating results for the year ended December 31, 1998 include the results of operations, assets and other financial data for the operating partnerships from July 1, 1998 through December 31, 1998. Thus, the results of operations for the year ended December 31, 1998, include only six months of activity for our current real estate operations.

     The year ended December 31, 1999 was our first full year of operation with the R&D properties acquired from the Berg Group and others in July 1998.

     For the year ended December 31, 1999, our rental revenues from real estate were approximately $73.7 million, which included an increase of approximately $4.3 million over base rental revenues to reflect rental revenues on a straight-line basis. Tenant reimbursements were approximately $11.0 million, and other income, including interest, was approximately $1.2 million. Included in other income is a gain of $393,000 from the sale of securities. Total expenses for the year ended December 31, 1999, were approximately $39.7 million, of which approximately $38.5 million related directly to our real estate operations. General and administrative expenses accounted for the remainder of the expenses. For the six-month period ended December 31, 1998, our rental revenues from real estate were approximately $27.3 million, which included an adjustment for straight-lined rents of approximately $1.6 million. Tenant reimbursements were $4.2 million, and other income, including interest, totaled approximately $278,000. Total expenses for 1998 reached almost $20.0 million, of which approximately $18.4 million related directly to newly acquired real estate operations. General and administrative expenses accounted for the remainder of our expenses.

     Our income attributed to minority interest was approximately $39.8 million, resulting in net income of approximately $6.5 million for the year ended December 31, 1999. The minority interest's portion of our income for the six-month period ended December 31, 1998 was approximately $12.0 million, resulting in a consolidated net loss of $221,000. Minority interest represents the limited partners' ownership interest in the operating partnerships of 81.72%, on a weighted average basis as of December 31, 1999, and 87.98%, on a weighted average basis as of December 31, 1998.

     CHANGES IN FINANCIAL CONDITION

     YEAR ENDED DECEMBER 31, 2000.

     During 2000 we acquired nine R&D properties, all located in Silicon Valley. These acquisitions added approximately 891,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement and the pending projects acquisition agreement. The total gross acquisition price for these nine properties was approximately $122.9 million. We financed these acquisitions by borrowing $39.9 million under our line of credit from the Berg group, issuing an $11.8 million note to the Berg Group, assuming other liabilities of $2.6 million, and issuing7,370,238 O.P. Units to various members of the Berg Group.

     In May 2000, we entered into a joint venture and acquired two R&D properties of approximately 160,000 square feet located at 5300 and 5350 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. These properties are operated, managed, and owned by a partnership, Hellyer Avenue Limited Partnership, in which one of the operating partnerships owns a 50% interest. The total acquisition price for these properties was $17.2 million. We acquired these properties by issuing an $11.8 million note secured by the property to the Berg Group, issuing 659,223 O.P. Units to various members of the Berg Group, and assuming other liabilities of $774,000. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Included in the acquisition price were construction fees of $600,000, loan fees of $380,000 and commission fees of $275,000.

     Also in May 2000, we entered into a ten-year lease with ONI Systems Corporation ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg land holdings option agreement. As partial consideration for the lease, we were allowed to purchase 100,000 shares of ONI common stock in its initial public offering. We purchased and then sold all of the shares and realized net proceeds of $6.3 million. Of this amount, we recognized $501,000 during the second quarter with the balance deferred as prepaid rent that we are amortizing ratably over the ten-year lease term.

     In November 2000, Cisco Systems Inc. exercised its purchase options to purchase the properties it is currently leasing from us at 4949 Hellyer Avenue, San Jose, California and 5713-49 Fontanoso Way, San Jose,
     California, comprising 200,484 and 77,700 rentable square feet, respectively. The sale at 4949 Hellyer Avenue was completed in January 2001 and the sale of 5713-49 Fontanoso Way will close in the fourth quarter of 2001.

     During the year ended December 31, 2000, stock options were exercised to purchase a total of 52,991 shares of common stock, consisting of 39,237 shares exercised at $4.50 per share and 13,754 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $290,000.

     YEAR ENDED DECEMBER 31, 1999.

     During 1999, we acquired nine newly constructed R&D properties, all located in Silicon Valley. These acquisitions added approximately 788,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement and the pending projects acquisition agreement. The total gross acquisition price for these five properties was approximately $193.6 million. We financed these acquisitions by the operating partnerships' assumption of $36.4 million of debt due Berg & Berg Enterprises, Inc., the assumption by the operating partnerships of other liabilities of $32.8 million (including the assumption of the sellers' obligation to reimburse Microsoft Corporation for shell and tenant improvements of $32.1 million) and, the issuance of 16,311,232 O.P. Units, of which 15,420,564 O.P. Units were issued to members of the Berg Group.

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

     During the third quarter of 1999, we entered into a new lease agreement for 2001 Logic Drive with Xilinx Incorporated ("Xilinx"). The lease agreement included an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid to us a deposit of approximately $21.6 million to secure its option right. Xilinx can exercise the option only between April 30, 2000 and July 31, 2000. In July 2000, Xilinx and the Company agreed to extend the option period for two years until July 31, 2002. Xilinx and the Company further agreed to reduce the deposit by $167,000 per month commencing August 1, 2000 until the later of:
     (1) the transfer of title to the property to Xilinx or (2) July 31, 2002. Upon exercise of the option, the Company must refund the remaining deposit amount and Xilinx must deposit into escrow funds equal to the purchase price. In the event Xilinx does not exercise its option, we must refund the remaining deposit to Xilinx, without interest.

     During the year ended December 31, 1999, options were exercised for a total of 191,920 shares. The exercise price for all options exercised was $4.50 per share and total proceeds to the Company were approximately $863,000.

     YEAR ENDED DECEMBER 31, 1998.

     On September 23, 1998, in our capacity as the general partner of the operating partnerships, we obtained a loan from Prudential Insurance Company of America in the amount of $130.0 million (the "Prudential Loan"). We used the net proceeds of the loan to repay approximately $14.2 million of mortgage notes payable, and used the remaining amount to reduce the outstanding principal balance owing under the mortgage notes payable to the Berg Group, which is a related party. The loan is cross collateralized and secured by a single deed of trust encumbering 18 properties improved with 24 buildings and consisting of approximately 1.7 million square feet of rentable space, all of which are owned by the operating partnerships. The loan bears interest at a fixed rate of 6.56% per annum, matures on October 15, 2008 and is payable in monthly installments of approximately $827,000, which includes principal, based upon a 30-year amortization, and interest. The Prudential Loan has a substantial prepayment penalty. The loan is nonrecourse to the operating partnerships and us, except with respect to certain matters such as environmental liability relating to the encumbered properties, the payment of taxes and assessments with respect to the encumbered properties, the responsibility to return security deposits to the tenants of the encumbered properties, insurance or condemnation proceeds that are not properly applied under the terms of the loan, damages that result from early termination or amendment to specified major leases, waste of the subject properties, bankruptcy or insolvency of any of the operating partnerships or us, and any fraud or misrepresentations by us or the operating partnerships in connection with the loan. In addition, some limited partners have guaranteed portions of the loan.

     On September 30, 1998, the operating partnerships assumed a $100.0 million line of credit with Wells Fargo Bank, N.A. from the Berg Group. The line of credit was subsequently reduced to $50 million in October 1999. The Wells Fargo line matured February 29, 2000 and bore interest at the lesser of (a) the Wells Fargo prime rate in effect on the first day of each calendar month; (b) LIBOR plus 1.65%; or (c) the Wells Fargo Funds Rate quoted on the first day of each calendar month plus 1.65%. Borrowings outstanding at December 31, 1998 were approximately $27.2 million.

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

     On December 29, 1998, we completed the sale of 6,495,058 shares of common stock at a price of $4.50 per share to a number of accredited investors in two May 1998 private placements. The aggregate proceeds to us, net of a fee and offering costs, were approximately $27.8 million. We used the proceeds to pay outstanding amounts under the Demand Notes owed to the operating partnerships. Offering costs included 200,000 shares of common stock issued for services rendered with the placement of such shares.

     LIQUIDITY AND CAPITAL RESOURCES

     We expect our principal source of liquidity for distributions to stockholders, debt service, leasing commissions and recurring capital expenditures to be Funds from Operations ("FFO"), and the borrowings under the line of credit with the Berg Group. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2001. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us.

     Our $50 million Wells Fargo line of credit expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50 million line of credit from the Berg Group. The Wells Fargo line of credit was collateralized by 14 of our properties and was guaranteed by Mr. Berg and certain other members of the Berg Group. On April 1, 2000, the $50 million credit line with the Berg Group was increased to $75 million with all other terms remaining the same. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in March 2002. The interest rate was 7.5% at December 31, 2000. We believe that the terms of the Berg Group line of credit were more favorable than those available from Wells Fargo or similar lenders. See Item 1., "Business - Risk Factors - Our contractual business relationships with the Berg Group presents additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     At December 31, 2000, we had total indebtedness of approximately $194.6 million, including approximately $143.7 million of fixed rate mortgage debt and approximately $50.9 million under the line of credit from the Berg Group, as to which the interest rate varies with LIBOR. Of total fixed debt, the Prudential Loan represented approximately $126.8 million.

     As of December 31, 2000, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $13.88 per share on December 29, 2000) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 12.2%. On December 29, 2000, the last trading day for the year, total market capitalization was approximately $1.6 billion.

     The  following  table  sets  forth  certain   information   regarding  debt
     outstanding as of December 31, 2000.


                                                                                      AT DECEMBER 31,    MATURITY     INTEREST
            DEBT DESCRIPTION                        COLLATERAL PROPERTIES                   2000           DATE         RATE
-----------------------------------------  ----------------------------------------  -----------------  ----------  ------------
                                                                                        ($ in thousands)
Line of Credit:
Berg Group (related parties)               2033-2043 Samaritan Drive, San Jose, CA            $ 50,886      3/02         (1)
                                                                                     -----------------
                                           2133 Samaritan Drive, San Jose, CA
                                           2233-2243 Samaritan Drive, San Jose, CA
                                           1310-1450 McCandless Drive, Milpitas, CA
                                           1315-1375 McCandless Drive, Milpitas, CA
                                           1650-1690 McCandless Drive, Milpitas, CA
                                           1795-1845 McCandless Drive, Milpitas, CA

Mortgage Notes Payable (related parties):  5300-5350 Hellyer Avenue, San Jose, CA               11,643      6/10        7.650%
                                                                                     -----------------
Mortgage Notes Payable: (2)
Prudential Capital Group                   20400 Mariani Avenue, Cupertino, CA                   1,756      4/09        8.750%
New York Life Insurance Company            10440 Bubb Road, Cupertino, CA                          377      9/09        9.625%
Home Savings & Loan Association            10460 Bubb Road, Cupertino, CA                          423     12/06        9.500%
Mellon Mortgage Company                    3530 Bassett Street, Santa Clara, CA                  2,735      6/01        8.125%
Prudential Insurance Co. of America (3)    10300 Bubb Road, Cupertino, CA                      126,764     10/08        6.560%
                                           10500 N. DeAnza  Blvd, Cupertino, CA
                                           4050 Starboard Drive, Fremont, CA
                                           45700 Northport Loop, Fremont, CA
                                           45738 Northport Loop, Fremont, CA
                                           450-460 National Ave, Mountain View, CA
                                           4949 Hellyer Avenue, San Jose, CA
                                           6311 San Ignacio Avenue, San  Jose, CA
                                           6321 San Ignacio Avenue, San Jose, CA
                                           6325 San Ignacio Avenue, San Jose, CA
                                           6331 San Ignacio Avenue, San Jose, CA
                                           6341 San Ignacio Avenue, San Jose, CA
                                           6351 San Ignacio Avenue, San Jose, CA
                                           3236 Scott Blvd, Santa Clara, CA
                                           3560 Bassett Street, Santa Clara, CA
                                           3570 Bassett Street, Santa Clara, CA
                                           3580 Bassett Street, Santa Clara, CA
                                           1135 Kern Avenue, Sunnyvale, CA
                                           1212 Bordeaux Lane, Sunnyvale, CA
                                           1230 E. Arques, Sunnyvale, CA
                                           1250 E. Arques, Sunnyvale, CA
                                           1170 Morse Avenue, Sunnyvale, CA
                                           3540 Bassett Street, Santa Clara, CA
                                           3542 Bassett Street, Santa Clara, CA
                                           3544 Bassett Street, Santa Clara, CA
                                           3550 Bassett Street, Santa Clara, CA
                                                                                     -----------------
Mortgage Notes Payable                                                                         132,055
                                                                                     -----------------
TOTAL                                                                                         $194,584
                                                                                     =================

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in March 2002. The interest rate was 7.5% at December 31, 2000.

(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2009. The weighted average interest rate of mortgage notes payable was 6.64% at December 31, 2000 and 1999.

(3) The Prudential Loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

     The following table presents certain information concerning projects for which development has commenced that we might acquire under the Berg land holdings option agreement during 2001. The total acquisition cost of all of these projects is estimated currently at approximately $217 million. For more information, please review Item 1., "Acquiring Properties Developed by the Berg Group."


                                                             APPROXIMATE
                                                            RENTABLE AREA
      PROPERTY                            NET ACRES         (SQUARE FEET)
      ------------------------------ -------------------- -------------------
      UNDER DEVELOPMENT:
      Hellyer Vista (Phase I)                   6              131,500
      Hellyer III (Phase I)                     7              117,740
      Creekside                                 5               65,000
      Morgan Hill (JV I) (1)                   13              211,000
      Silver Creek                             18              346,000
      Caspian (Phase II)                        5              100,000
      5550 Hellyer                              6               79,800
      5535 Hellyer                              6              125,000
      Morgan Hill (JV IV) (1)                  12              160,000
      5750 Hellyer                              7               73,312
      Morgan Hill (JV II) (1)                   4               60,000
      Morgan Hill (JV III) (1)                  3               40,000
      Piercy & Hellyer                          8              130,000
      Piercy & Hellyer                          4               65,000
      Piercy & Hellyer                          7              105,000
                                     -------------------- -------------------
           TOTAL                              111            1,809,352
                                     ==================== ===================

(1) The Company expects to own an approximate 50% interest in the partnership that will develop the property. The property will be operated and managed by the other partner.

     HISTORICAL CASH FLOWS

     Net cash provided by operating activities for the year ended December 31, 2000 was approximately $84.6 million, compared to net cash provided in operating activities of approximately $60.3 million for the year ended December 31, 1999. The change was a direct result of the nine acquisitions and rent increases during the year.

     In May 2000, we entered into a ten-year lease with ONI Systems Corporation ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg land holdings option agreement. As partial consideration for the lease, we were allowed to purchase 100,000 shares of ONI common stock in its initial public offering. We purchased and then sold all of the shares and realized net proceeds of approximately $6.3 million, which we used for debt payments.

     Net cash used in investing activities was approximately $2.7 million for the year ended December 31, 2000, compared to net cash used in investing activities of approximately $12.1 million. Cash used in investing activities during 2000 related to improvements and additions made to existing real estate assets.

     Net cash used in financing activities was approximately $83.7 million for the year ended December 31, 2000, compared to $41.9 million for the year ended December 31, 1999. During 2000, we paid our debt outstanding and made distributions to holders of our common stock and O.P Units by utilizing cash generated from operating activities. For the year ended December 31, 2000, we paid dividends to our stockholders and made distributions to the O.P Unit holders totaling $12.9 million.

     Net cash provided by operating activities for the year ended December 31, 1999 was approximately $60.3 million, compared to net cash used in operating activities of approximately $16.3 million for the year ended December 31, 1998. The change was a direct result of our acquisition of our general partnership interests in the operating partnerships during the third quarter of 1998.

     Net cash used in investing activities was approximately $12.1 million for the year ended December 31, 1999, compared to net cash used in investing activities of approximately $118,000 ended December 31, 1998. Cash used in investing activities during 1999 related to improvements made to existing real estate assets, as well as to payments made to Microsoft Corporation for shell and tenant improvements, which were partially offset by the receipt of $21.6 million for a refundable option payment. Cash used in investing activities during 1998 related solely to improvements made to existing real estate assets acquired as part of our investment in the operating partnerships.

     Net cash used in financing activities was approximately $41.9 million for the year ended December 31, 1999 compared to $21.5 million for the year ended December 31, 1998. During 1999, we reduced debt outstanding by utilizing net proceeds from the underwritten public offering of 8,680,000 shares of common stock for net proceeds of $66.9 million and by utilizing cash provided by operating activities. For the year ended December 31, 1999, we paid dividends to our stockholders and made distributions to our O.P Unit holders totaling $6.5 million. During 1998, we reduced debt outstanding by utilizing proceeds from new borrowings, issuing 6,495,058 shares of common stock for net proceeds of approximately $28.1 million and utilizing cash provided by operating activities.

     CAPITAL EXPENDITURES

     The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1995 through December 31, 2000, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.75 million annually. We will have approximately 737,507 rentable square feet under expiring leases from January 1, 2001 through December 31, 2001. We expect that the average annual cost of recurring tenant improvements and leasing commissions, related to these properties, will be approximately $3.0 million during 2001. We believe we will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant improvements and leasing costs may also fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assured that we will be able to meet our requirements on favorable terms. See "Policy with Respect to Certain Activities - Financing Policies."

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

     Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. Our FFO does not represent the amount available for management's discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties.

     Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do. FFO for the years ended December 31, 2000 and 1999 is as follows:


                                                              For the Year Ended December 31,
                                               -----------------------------------------------------------
                                                         2000                              1999
                                               --------------------------       --------------------------
                                                                 (dollars in thousands)
     Net income                                          $12,579                          $ 6,531
     Add:
         Minority Interest (1)                            58,769                           39,785
         Depreciation                                     15,456                           13,156
     Less:
         Gain/(Loss) on sale of security                     501                            (393)
                                               --------------------------       --------------------------
     FFO                                                 $86,303                          $59,079
                                               ==========================       ==========================


(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.

     OVERVIEW OF DISTRIBUTION POLICY

     We intend to make regular quarterly distributions to holders of common stock based on our funds available for distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. Our ability to make such distributions will be affected by numerous factors including, most importantly, the receipt of distributions from the operating partnerships.

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

     Distributions will be determined by our board of directors and will depend on actual FAD, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Part I -
     Item 1 "Business - Risk Factors--Stockholders are not assured of receiving cash distributions from us." The calculation of FAD for the years ended December 31, 2000 and 1999 is as follows:


                                                           For the Year Ended December 31,
                                            -----------------------------------------------------------
                                                      2000                             1999
                                            --------------------------       --------------------------
                                                                (dollars in thousands)
     FFO                                              $86,303                          $59,079
     Less:
         Straight-lined rents                           4,905                            4,340
         Leasing commissions                            1,401                              434
         Capital expenditures                           1,400                              708
                                            --------------------------       --------------------------
     FAD                                              $78,597                          $53,597
                                            ==========================       ==========================

     For year 2000, the total distributions of $0.68 per share of common stock are to be classified for income tax purposes as 100% ordinary income. Distributions that are declared and recorded during the calendar year and paid within 30 days of the end of the year are included in that year's distributions.

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


     INVESTMENT POLICIES

     We expect to pursue our business and investment objectives principally through the direct ownership by the operating partnerships of our properties and future acquired properties. Development or investment activities are not limited to any specified percentage of our assets. We may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness that have priority over our equity interests.

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

     DISPOSITION POLICIES

     We have no current intention of disposing of any of our properties, although we reserve the right to do so. The tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. For a more detailed discussion of these tax effects, see "Federal Income Tax Considerations- Tax Aspects of the Operating Partnerships." Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until January 2009, or until the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, less than 15% of the outstanding shares of common stock on a fully diluted basis, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units, if earlier, Mr. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties, which right will lapse before the end of the ten-year period if his beneficial ownership interest falls below 750,000 O.P. Units. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-free," like-kind exchanges under
     Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals. The approval of a majority of our directors, including Mr. Berg or his designee, will be required to sell all or substantially all of our assets. The consent of the holders of a majority of the O.P. Units will be required to effect a sale or sales of all, or substantially all, of the assets of any of the operating partnerships.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We do not believe that recently issued accounting standards will materially impact our financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt, and pricing on our future debt. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2000. The current terms of this debt are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Average interest rates are based on implied LIBOR for the respective time period. Fair value approximates book value for fixed rate debt. Of the projected fair value of secured notes payable, approximately $126.8 million represents the Prudential secured loan.

     For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2000 will be paid upon maturity in March 2002.

     For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2000 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.



                                                2001       2002       2003      2004      2005   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
VARIABLE RATE DEBT:                                                         (dollars in thousands)
   Secured notes payable (related parties)              $50,886                                             $ 50,886     $ 50,886
   Average interest rate                                  7.72%

FIXED RATE DEBT:
   Secured notes payable                      $4,911     $2,334     $2,502    $2,683    $2,877    $128,391  $143,698     $143,698
   Average interest rate                       6.72%      6.72%      6.72%     6.72%     6.72%       6.72%


     The variable rate debt represented 26.2% and 18.9% and the fixed rate debt represented 73.8% and 81.1% of all debt outstanding for the years ended December 31, 2000 and 1999, respectively. All of the debt is denominated in United States dollars. The weighted average interest rate for variable rate debt was approximately 7.72% and 7.06% for the years ended December 31, 2000 and 1999, respectively. The weighted average interest rate for fixed rate debt was approximately 6.72% and 6.64% for the years ended December 31, 2000 and 1999, respectively.

     The primary market risk we face is the risk of interest rate fluctuations. During 2000, the primary market risk we faced was the market risk resulting from increasing LIBOR based interest rates. The Berg Group line of credit is tied to a LIBOR based interest rate that was approximately $50.1 million, or 26.2%, of the total $194.6 million of debt as of December 31, 2000. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2000, we had no interest caps or swaps.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Accountants                                                                                   40
Consolidated Balance Sheets of Mission West Properties, Inc. at December 31, 2000 and 1999                          41
Consolidated Statements of Operations of Mission West Properties, Inc. for the years ended                          42
    December 31, 2000, 1999 and 1998
Consolidated Statements of Changes in Stockholders' Equity of Mission West Properties, Inc.                         43
    for the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows of Mission West Properties, Inc. for the years ended                          44
    December 31, 2000, 1999 and 1998
Notes to the Consolidated Financial Statements                                                                      45
Supplemental Financial Information                                                                                  58
Report of Independent Accountants                                                                                   59
Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of                       61
    December 31, 2000
Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of                       63
    December 31, 1999


                        REPORT OF INDEPENDENT ACCOUNTANTS



     To the Board of Directors and Stockholders of Mission West Properties, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mission West Properties, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     PricewaterhouseCoopers LLP

     San Francisco, California
     January 21, 2001

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)

                                     ASSETS
                                                                                        December 31,
                                                                         -------------------------------------------
                                                                                2000                   1999
                                                                         --------------------  ---------------------
Real estate assets:
  Land                                                                             $ 187,219              $ 149,416
  Buildings and improvements                                                         654,259                566,766
                                                                         --------------------  ---------------------
                                                                                     841,478                716,182
  Less accumulated depreciation                                                      (34,022)               (18,566)
                                                                         --------------------  ---------------------
Net real estate assets                                                               807,456                697,616

Cash and cash equivalents                                                              4,691                  6,553
Deferred rent                                                                         10,869                  5,964
Other assets (net of accumulated amortization of
    $706 and $275 at December 31, 2000 and 1999, respectively)                         3,894                  2,571
                                                                         --------------------  ---------------------
  Total assets                                                                     $ 826,910              $ 712,704
                                                                         ====================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Line of Credit (related parties)                                                    $ 50,886              $       -
Mortgage notes payable                                                               132,055                133,952
Mortgage notes payable (related parties)                                              11,643                 31,193
Interest payable                                                                         347                  1,005
Security deposits                                                                      4,801                  2,335
Prepaid rental income                                                                 11,298                  7,802
Dividends/distributions payable                                                       19,115                 14,019
Refundable option payment                                                             20,835                 21,564
Accounts payable and accrued expenses                                                  4,525                  3,342
                                                                         --------------------  ---------------------
  Total liabilities                                                                  255,505                215,212
                                                                         --------------------  ---------------------

Commitments and contingencies (Notes 4, 6, 13 and 15)

Minority interest                                                                    469,332                396,810

Stockholders' equity:
Preferred stock, no par value, 200,000 shares authorized,
    none issued and outstanding                                                            -                      -
Common stock, $.001 par value at December 31, 2000 and 1999,
    200,000,000 shares authorized, 17,025,365 shares and 16,972,374 shares issued and outstanding at December 31, 2000 and 1999,
    respectively                                                                          17                     17

Paid-in capital                                                                      123,136                122,746
Accumulated deficit                                                                  (21,080)               (22,081)
                                                                         --------------------  ---------------------
  Total stockholders' equity                                                         102,073                100,682
                                                                         --------------------  ---------------------
  Total liabilities and stockholders' equity                                       $ 826,910              $ 712,704
                                                                         ====================  =====================



                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                              Year Ended December 31,
                                              --------------------------------------------------------
                                                    2000               1999               1998
                                              -----------------  ------------------ ------------------
Revenue:
Rental revenues from real estate                     $  99,567           $  73,726         $   27,285
Tenant reimbursements                                   14,635              11,047              4,193
Other income, including interest                         1,742               1,220                278
                                              -----------------  ------------------ ------------------
                                                       115,944              85,993             31,756
Expenses:
Property operating, maintenance and real
    estate taxes                                        15,025              11,467              4,821
Interest                                                 8,290              11,623              4,685
Interest (related parties)                               4,475               2,246              3,511
General and administrative expenses                      1,065               1,185              1,501
Depreciation                                            15,456              13,156              5,410
                                              -----------------  ------------------ ------------------
                                                        44,311              39,677             19,928
                                              -----------------  ------------------ ------------------
Income before minority interest                         71,633              46,316             11,828
Minority interest                                       59,054              39,785             12,049
                                              -----------------  ------------------ ------------------
Net income (loss)                                    $  12,579            $  6,531         $     (221)
                                              =================  ================== ==================
Per share amounts:
Basic net income (loss) per share                    $    0.73            $   0.52         $    (0.13)
                                              =================  ================== ==================
Diluted net income (loss) per share                  $    0.72            $   0.52         $    (0.13)
                                              =================  ================== ==================



                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)



                                                                                     Amounts
                                                                                    Receivable
                                                                                        on                              Total
                                             Shares of Common    Common    Paid-in   Private     Accumulated        Stockholders'
                                             Stock Outstanding    Stock    Capital   Placement     Deficit             Equity
                                            -----------------------------------------------------------------    -----------------

Balance, December 31, 1997                       1,501,104                $ 26,707    $ (334)     $ (21,162)           $   5,211
Issuance of common stock upon option
  exercise                                         225,000                   1,013      (900)                                113
Issuance of common stock upon private
  placement                                      6,495,058                  27,827                                        27,827
Amounts received from 1997 private
  placements                                                                             334                                 334
Odd lot tender offer                                (2,568)                    (11)                                          (11)
Net (loss)                                                                                             (221)                (221)
Reincorporation (Note 1)                                         $  8           (8)                                            -
                                            -----------------------------------------------------------------    -----------------
Balance, December 31, 1998                       8,218,594          8       55,528      (900)       (21,383)              33,253
Issuance of common stock upon option
  exercise                                         191,920                     863                                           863
Issuance of common stock from public
 offering                                        8,680,000          9       66,891                                        66,900
Odd lot tender offer                                  (779)                     (8)                                           (8)
Repurchase of common stock                        (117,361)                   (528)      528                                   -
Amounts received from 1998 private
  placements                                                                             372                                 372
Dividends declared                                                                                   (7,229)              (7,229)
Net income                                                                                            6,531                6,531
                                            -----------------------------------------------------------------    -----------------
Balance, December 31, 1999                      16,972,374         17      122,746         -        (22,081)             100,682
Issuance of common stock upon option
  exercise                                          52,991                     390                                           390
Dividends declared                                                                                  (11,578)             (11,578)
Net income                                                                                           12,579               12,579
                                            -----------------------------------------------------------------    -----------------
Balance, December 31, 2000                      17,025,365       $ 17     $123,136         -      $ (21,080)           $ 102,073
                                            =================================================================    =================




                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                   Year Ended December 31,
                                                           2000             1999              1998
                                                      ---------------- ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $  12,579        $   6,531          $   (221)
Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
     Minority interest                                       59,054           39,785            12,049
     Depreciation                                            15,456           13,156             5,410
     Other                                                     (364)               -                 -
Change in operating assets and liabilities:
     Deferred rent                                           (4,905)          (4,340)           (1,624)
     Other assets                                              (942)            (604)           (1,594)
     Interest payable                                          (658)             373               632
     Security deposits                                        1,854              127               218
     Prepaid rental income                                    3,064            4,555               812
     Accounts payable and accrued expenses                     (558)             714               582
                                                      ---------------- ----------------  ----------------
     Net cash provided by operating activities               84,580           60,298            16,264
                                                      ---------------- ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate                                  (2,007)         (33,648)             (118)
Refundable option payment                                      (729)          21,564                 -
                                                      ---------------- ----------------  ----------------
     Net cash used in investing activities                   (2,736)         (12,084)             (118)
                                                      ---------------- ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit                                  -          (27,201)          (11,843)
Proceeds from mortgage notes payable                              -                -           130,000
Principal payments on mortgage notes payable                 (1,897)         (23,236)          (19,586)
Principal payments on mortgage notes payable
  (related parties)                                            (149)         (53,068)         (148,279)
Net payments under line of credit (related parties)         (69,015)               -                 -
Payments on receivable from private placements                    -              372                 -
Net proceeds from issuance of common stock                        -           66,900            28,161
Net proceeds from exercise of stock options                     290              863               113
Repurchase of common stock                                        -               (8)              (11)
Minority interest distributions                              (2,048)          (1,844)              (24)
Dividends                                                   (10,887)          (4,685)                -
                                                      ---------------- ----------------  ----------------
     Net cash used in financing activities                  (83,706)         (41,907)          (21,469)
                                                      ---------------- ----------------  ----------------
     Net (decrease) increase in cash and cash equivalents    (1,862)           6,307            (5,323)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  6,553              246             5,569
                                                      ---------------- ----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $   4,691        $   6,553          $    246
                                                      ================ ================  ================


         Please refer to Note 14 for supplemental cash flow information.


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

     As of December 31, 2000, the Company owns a general partnership interest of 18.15%, 21.36%, 15.38% and 12.21% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 16.92% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     The Company, through the operating partnerships, owns interests in 89 R&D properties, all of which are located in the Silicon Valley.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships, which include a 50% joint venture (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     REAL ESTATE ASSETS:

     Real estate assets are stated at the lower of cost or fair value. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, Accounting for Sales of Real Estate.

     The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     the recorded amounts of the property. As of December 31, 2000 and 1999, the properties' carrying values did not exceed the estimated fair values.

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

     REVENUE RECOGNITION:

     Rental income is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as deferred rent on the balance sheet. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs. These additional rents are reflected on the accrual basis.

     INCOME TAXES:

     The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Effective January 1, 2001, this requirement was changed to 90%, the minimum percentage that the Company must distribute to its stockholders. Accordingly, for the years ended December 31, 2000 and 1999, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

     For the year ended December 31, 2000, the Company's total dividends paid or payable to the stockholders represent 100% ordinary income for income tax purposes.

     For the year ended December 31, 1998, income taxes were accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes were provided for all temporary differences and operating loss and tax credit carry forwards. Deferred tax assets were reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some portion or all of the deferred tax assets would not be realized. Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

     The Company had no tax liability for the year ended December 31, 1998.

     NET INCOME PER SHARE:

     The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average of common and common equivalent shares outstanding during the year.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

     ACCOUNTING FOR STOCK-BASED COMPENSATION:

     SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     CONCENTRATION OF CREDIT RISK

     The Company's properties are not geographically diverse, and our tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 98 tenants, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 19.9% and 18.0% of the Company's rental revenues for the years ended December 31, 2000 and 1999, respectively, with the next largest tenant accounting for 6.7% and 9.1%, respectively, of total rental revenues. Rental income from Microsoft Corporation was $18,803 and $13,249 for the years ended December 31, 2000 and 1999, respectively. Future minimum rents from this tenant are $111,694. For the year ended December 31, 1998, Apple Computers, Inc. accounted for approximately 12.2% of the Company's rental revenues, with the next largest tenant accounting for 6.6% of total rental revenues. However, management believes the risk of default is reduced because of the nature of these properties for ongoing tenant operations.


3.   ACQUISITION

     The Acquisition was accounted for as a purchase with the results of the operating partnerships included from July 1, 1998. The fair value of the assets acquired was $507,807 and liabilities assumed totaled $239,903.

     The pro forma results listed below are unaudited and assume the Acquisition occurred at the beginning of the period.


                                                                        Pro Forma Year
                                                                     Ended December 31,
                                                                            1998
                                                                     --------------------

            Total Revenues                                                 $ 62,253
                                                                     --------------------

            Expenses:
              Operating, maintenance and real estate taxes                    9,251
              Interest expenses (including related parties)                  17,631
              General and administrative expenses                             1,501
              Depreciation and amortization                                  10,781
                                                                     --------------------
                                                                             39,164
                                                                     --------------------
            Income before minority interest, gain on sale of real
                estate and income taxes                                      23,089
            Minority interest                                                22,541
                                                                     --------------------
            Income before gain on real estate and income taxes                  548
            Gain on sale of real estate                                           -
                                                                     --------------------
            Income before income taxes                                          548
            Provision for income taxes                                          142
                                                                     --------------------
            Net income                                                     $    408
                                                                     ====================
            Basic and diluted net income per share                         $    .24
                                                                     ====================

                                     - 47 -

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

4.   STOCK TRANSACTIONS

     On December 29, 1998, the Company completed the sale of 6,495,058 shares of common stock, at a price of $4.50 per share to a number of accredited investors in two separate private placements. The aggregate proceeds to the Company, net of fees and offering costs, were $27,827. The proceeds were used to pay a portion of the outstanding amounts under the Demand Notes due the operating partnerships. As of December 31, 2000 and 1999, $1,186 and $1,103, respectively, remained outstanding under the Demand Notes. The Demand Notes, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements.

     The limited partners of the operating partnerships have the right to tender their O.P. Units to the Company for shares of common stock or, at the Company's election, for cash. Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender, generally limited to one-third of the aggregate number of O.P. Units owned by each limited partner. Upon the exercise of any such right by a limited partner, the Company will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights are available once a year. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the Company or the operating partnerships will be entitled to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million. There were no O.P. Units tendered in 2000 or 1999.

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

     During the year ended December 31, 2000, options were exercised for a total of 52,991 shares. Options to purchase 39,237 shares were exercised at $4.50 per share and options to purchase 13,754 shares were exercised at $8.25 per share. Total proceeds to the Company were $290.


5.   MINORITY INTEREST

     Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 83.08% and 81.72%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2000 and 1999, respectively. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     There are three properties (owned through three separate joint ventures) for which 100% of the ownership is not held within the operating partnerships. The operating partnerships own an 83.33% interest in the first joint venture, a 75% interest in the second joint venture, and a 50% interest in the third joint venture. For the years ended December 31, 2000, 1999, and the period of July 1, 1998 through December 31, 1998, income associated with the interests held by the non-affiliated third parties of these properties is $481, $113, and $42, respectively.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

6.   REAL ESTATE

     PENDING PROJECTS ACQUISITION AGREEMENT
     The Company had entered into the pending projects acquisition agreement under which the Company would acquire, through the operating partnerships, approximately one million additional rentable square feet upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group. As of December 31, 2000, the Company had completed all twelve acquisitions under the pending projects acquisition agreement representing 1,015,252 rentable square feet (see Property
     Acquisitions below). The pending projects acquisition agreement was terminated in December 2000 when the last property contemplated for development was completed, leased and purchased by the Company.

     The pending projects acquisition agreement provided for the Company to purchase the proposed properties once each building was fully completed and leased. The Company entered into the purchase agreement and became obligated to purchase such properties only when the above criteria were met. If such development properties were not approved, constructed, completed and/or leased, the Company had no obligation to purchase them. During the development, construction and lease-up of the properties, the Berg Group retained all risks and rewards of ownership. The risk of construction cost overruns, financial carrying costs and other potential delay costs of development, construction and leasing were the sole responsibility of the Berg Group. The Company provided no capital in the form of equity or debt to the Berg Group in connection with the development of the properties and had no input as to the design, construction or leasing of the projects. Each individual property acquisition agreement was not entered into and the acquisitions were not consummated until the property was fully completed and leased. Once those conditions were met the Company purchased the building. Upon the consummation of the purchase transaction, the property was recorded on the Company's balance sheet at the fair market value of the consideration exchanged at the date the transaction was consummated.

     The sellers of the pending development projects may have elected to receive cash or O.P. Units at a value of $4.50 per unit, which was set in May 1998 based on the $4.50 per share price of the Company's common stock agreed to in private placement transactions at that time. The acquisition value to be received by the sellers was fixed based upon the capitalized rental value of the property when fully completed and leased or approved by the independent directors committee if the sellers elected to receive cash. If the sellers elected to receive O.P. Units, which were issued at $4.50 per unit, the acquisition value would be based upon the capitalized rental value of the property when fully completed and leased and the value of the Company's common stock on the date of acquisition, or approved by the independent directors committee. The underlying value of the O.P. Units was the variable impacting the acquisition value. Since the value of the O.P. Units was fixed at $4.50 per unit, for the purposes of calculating the number of units to be distributed to the sellers, any increase in the value of the O.P. Units increased the acquisition price paid by the Company for the individual properties based on the value of the O.P Units at the time the acquisitions were closed. As the market value price of a share of common stock exceeded the $4.50 price for much of the period subsequent to May 1998, this valuation represented a substantial discount from the current market value of the common stock that may be issued in exchange for these O.P. Units. Because the value of the properties increased as rental rates increased, more O.P. Units were distributed than contemplated during the negotiation of the original pending projects acquisition agreement in May 1998. Under GAAP, the acquisition cost in the form of O.P. Units issued were valued based upon the current market value of the Company's common stock on the date the acquisition closed. Consequently, the Company's actual accounting cost of these acquisitions depended in large part on the percentage of the fixed acquisition value paid for by the issuance of O.P. Units and the price of the Company's common stock on the closing of the acquisition. For properties acquired during 2000 and 1999 under the pending projects acquisition agreement, the difference resulted in an increase of approximately $68.0 million in the acquisition cost for accounting purposes compared to the fixed acquisition value contemplated at the time the agreement was entered into.

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. At present, there are approximately 368 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed eight acquisitions under the Berg land holdings option agreement representing approximately 826,317 rentable square feet (see Property Acquisitions below). Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

     the building; plus (c) interest at LIBOR (London Interbank Offer Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus (d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus (e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 and the seller's acquisition date to the close of escrow; minus (f); the aggregate principal amount of all debt encumbering the acquired property, or a lesser amount as approved by the independent directors committee.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing 21 properties with a total of 1,809,352 rentable square feet that the Company has the right to acquire under this agreement. Of the 21 properties, six are approximately 50% joint ventures consisting of approximately 471,000 rentable square feet. As of December 31, 2000, the estimated acquisition value to the operating partnerships for these 21 projects is approximately $217.0 million. The final acquisition price of these 21 properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 257 additional acres of land currently controlled by the Berg Group, which could support approximately 4.06 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon, and Washington.

     PROPERTY ACQUISITIONS (UNAUDITED)
     As of December 31, 2000, the Company had acquired twenty R&D properties under its agreements with the Berg Group. All twenty of these acquisitions are currently 100% occupied by one or more tenants.

     The following table provides unaudited information as to the estimated fair market value, calculated using an estimated capitalization rate based upon the first year's cash rent, and the actual acquisition price paid by the operating partnerships:


                                             First
                                           Year's Rent           Rentable
                                           Per Square             Square             Estimated             Acquisition
                    Property                  Foot                Footage            Fair Value               Price
              ------------------------- -----------------    ----------------     ----------------     -------------------
              2000 ACQUISITIONS
              1756 Automation Pkwy           $1.81                 80,640             $ 16,367                $ 14,594
              800 Branham Lane               $1.14                239,000               32,054                  18,359
              255 Caspian Way                $1.70                 98,500               20,094                  11,637
              1762 Automation Pkwy           $2.75                 61,100               20,196                  17,029
              5300-50 Hellyer Ave            $1.60                160,000               30,720                  17,184
              5400 Hellyer Ave               $1.52                 77,184               14,078                   8,598
              45365 Northport Loop           $1.58                 64,218               12,140                   8,158
              1768 Automation Pkwy           $2.31                110,592               30,432                  27,316
                                                             ----------------     ----------------     -------------------
                  Subtotal                                        891,234              176,081                 122,875
                                                             ----------------     ----------------     -------------------

              1999 ACQUISITIONS
              6810 Santa Teresa Blvd         $1.38                 54,996                9,107                   8,558
              1065 L'Avenida                 $2.95                515,700              182,558                 156,107
              1750 Automation Pkwy           $1.69                 80,640               16,354                  15,963
              1700 Richard Ave               $0.80                 58,783                5,940                   5,756
              5749 Fontanoso Way             $1.30                 77,700               12,121                   7,169
                                                             ----------------     ----------------     -------------------
                  Subtotal                                        787,819              226,080                 193,553
                                                             ----------------     ----------------     -------------------
              1998 ACQUISITIONS
              1650 Richard Ave               $1.06                 52,800                6,716                   4,198
              5850 Hellyer Ave               $0.99                109,715               13,034                   9,494
                                                             ----------------     ----------------     -------------------
                  Subtotal                                        162,515               19,750                  13,692
                                                             ----------------     ----------------     -------------------
              Total                                             1,841,568             $421,911                $330,120
                                                             ================     ================     ===================

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     During the third quarter of 1999, the Company entered into a new lease agreement for 2001 Logic Drive with Xilinx Incorporated ("Xilinx"). The lease agreement includes an option granted to Xilinx to purchase the building at a predetermined price. In September 1999, in accordance with the option provisions of the lease agreement, Xilinx paid to us a deposit of approximately $21.6 million to secure its option right. Originally, the option was exercisable only between April 30, 2000 and July 31, 2000. In July 2000, Xilinx and the Company agreed to extend the option period for two years until July 31, 2002. Xilinx and the Company further agreed to reduce the deposit by $167 per month commencing August 1, 2000 until the later of: (1) the transfer of title to the property to Xilinx or (2) July 31, 2002. Upon exercise of the option, the Company must refund the remaining deposit amount and Xilinx must deposit into escrow funds equal to the purchase price. In the event Xilinx does not exercise its option, the Company must refund the remaining deposit in full to Xilinx, without interest.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

7.   DEBT

     The  following  table  sets  forth  certain   information   regarding  debt
     outstanding as of December 31, 2000 and 1999.


                                                                                     Balance               Maturity      Interest
        Debt Description                  Collateral Properties                   At December 31,            Date          Rate
----------------------------------  -------------------------------          --------------------------  ------------  ------------
                                                                                 2000         1999
                                                                             ------------  ------------
Line of Credit:
Berg Group (related parties)        2033-2043 Samaritan Drive, San Jose, CA    $ 50,886            -          3/02           (1)
                                                                             ------------  ------------
                                    2133 Samaritan Drive, San Jose, CA
                                    2233-2243 Samaritan  Drive, San Jose, CA
                                    1310-1450 McCandless Drive, Milpitas, CA
                                    1315-1375 McCandless Drive, Milpitas, CA
                                    1650-1690 McCandless Drive, Milpitas, CA
                                    1795-1845 McCandless Drive, Milpitas, CA

Mortgage  Notes Payable  (related   5300-5350 Hellyer Avenue, San Jose, CA
parties):                                                                        11,643       31,193(2)       6/10         7.650%
                                                                             ------------  ------------

Mortgage Notes Payable: (3)
Prudential Capital Group            20400 Mariani Avenue, Cupertino, CA           1,756        1,902          4/09         8.750%
New York Life Insurance Company     10440 Bubb Road, Cupertino, CA                  377          405          9/09         9.625%
Home Savings & Loan Association     10460 Bubb Road, Cupertino, CA                  423          477         12/06         9.500%
Mellon Mortgage Company             3530 Bassett Street, Santa Clara, CA          2,735        2,853          6/01         8.125%
Prudential  Insurance  Company of   10300 Bubb Road, Cupertino, CA              126,764      128,315         10/08         6.560%
America (4)                         10500 N. DeAnza Blvd, Cupertino, CA
                                    4050 Starboard Drive, Fremont, CA
                                    45700 Northport Loop, Fremont, CA
                                    45738 Northport Loop, Fremont, CA
                                    450-460 National Ave, Mountain View, CA
                                    4949 Hellyer Avenue, San Jose, CA
                                    6311 San Ignacio Avenue, San Jose, CA
                                    6321 San Ignacio Avenue, San Jose, CA
                                    6325 San Ignacio Avenue, San Jose, CA
                                    6331 San Ignacio Avenue, San Jose, CA
                                    6341 San Ignacio Avenue, San Jose, CA
                                    6351 San Ignacio Avenue, San Jose, CA
                                    3236 Scott Blvd, Santa Clara, CA
                                    3560 Bassett Street, Santa Clara, CA
                                    3570 Bassett Street, Santa Clara, CA
                                    3580 Bassett Street, Santa Clara, CA
                                    1135 Kern Avenue, Sunnyvale, CA
                                    1212 Bordeaux Lane, Sunnyvale, CA
                                    1230 E. Arques, Sunnyvale, CA
                                    1250 E. Arques, Sunnyvale, CA
                                    1170 Morse Avenue, Sunnyvale, CA
                                    3540 Bassett Street, Santa Clara, CA
                                    3542 Bassett Street, Santa Clara, CA
                                    3544 Bassett Street, Santa Clara, CA
                                    3550 Bassett Street, Santa Clara, CA
                                                                             ------------  ------------
Mortgage Notes Payable                                                          132,055      133,952
                                                                             ------------  ------------
Total                                                                          $194,584     $165,145
                                                                             ============  ============


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in March 2002. The interest rate was 7.5% at December 31, 2000..

(2) There was no set repayment plan associated with this debt; payments were made to Berg & Berg Enterprises, Inc. on demand.

(3) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2009. The weighted average interest rate of mortgage notes payable was 6.64% at December 31, 2000 and 1999.

(4) The Prudential Loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.


     Scheduled principal payments on debt for the years ending are as follows:

                                                           Mortgage Notes Payable      Berg Group Credit
                                                             (Including Related               Line               Total
                                                                  Parties)              (Related Parties)
                                                           -----------------------    ---------------------    -----------

               December 31, 2001                               $  4,911                                         $  4,911
               December 31, 2002                                  2,334                        $50,886            53,220
               December 31, 2003                                  2,502                                            2,502
               December 31, 2004                                  2,683                                            2,683
               December 31, 2005                                  2,877                                            2,877
               Thereafter                                       128,391                                          128,391
                                                           -----------------------    ---------------------    -----------
                                                               $143,698                        $50,886          $194,584
                                                           =======================    =====================    ===========

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

8.   OPERATING PARTNERSHIP DISTRIBUTIONS

     During 2000, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.68 per O.P. Unit for total distributions of $66,993, including $19,115 payable in January 2001. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $52,478. The entire amount was treated as a draw on the Berg Group line of credit.

     During 1999, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.56 per O.P. Unit for total distributions of $47,705, including $13,975 payable in January 2000. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $38,090. Of this amount, $27,307 was converted to related party debt during the year ended December 31, 1999, and the remaining distributions of $10,783 were borrowed from the Berg Group line of credit in January 2000.

     On December 28, 1998, the Company, as general partner of the operating partnerships, declared a $0.17 per O.P. Unit distribution for total distributions of $11,633. Of this amount, $9,599 was owed to various members of the Berg Group and was converted to related party debt on December 31, 1998. The Company received $1,408 that was used to repay amounts outstanding under the Demand Notes owed to the operating partnerships. A distribution in the amount of $298 was attributable to units held by John Kontrabecki and was applied against amounts owed by him to the operating partnerships as of December 31, 1998. The remaining amount of $328, which was owed to other O.P. Unit holders was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 1998. The $328 was paid in January 1999.


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

     The 1997 Stock Option Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors of the Company. Options to purchase a maximum of 5,500,000 shares of common stock may be granted under the 1997 Stock Option Plan, subject to equitable adjustments to reflect certain corporate events. During 2000, options were granted to five employees and three directors totaling 256,000 and 96,000, respectively, which become exercisable in quarterly installments equal to 1/16th of the underlying shares beginning on the first month anniversary of the grant date. Additionally, during 2000, one employee was granted an option for 80,000 shares that become exercisable as follows: a) 8,000 shares on March 14, 2001; b) each month thereafter for 36 months, an additional 2,000 shares. All options granted to employees in 1998 become exercisable as follows: a) six months from date of grant, 6.25%; b) one year from date of grant, an additional 12.50%; c) each month thereafter for 36 months, an additional 2.26%. Each option has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. Options granted to directors will become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee is a director of the Company. The option price is equal to the fair market value of the common stock on the date of grant.

     The remaining contractual lives of unexercised options granted range from January 2004 to October 2006. All options granted during 2000 have a $13.00 and $8.25 option price per share.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

     The following table shows the activity and detail for the 1997 Stock Option Plan.


                                              1997 Stock         Option Price
                                             Option Plan          Per Share
                                            --------------    ------------------
     Balance, December 31, 1998                 680,000
        Options granted                         337,000               $8.25
        Options exercised                      (191,920)
        Options cancelled                      (299,722)
                                            --------------
     Balance, December 31, 1999                 525,358
        Options granted                          80,000               $8.25
        Options granted                         352,000              $13.00
        Options exercised                       (52,991)
        Options cancelled                      (113,867)
                                            --------------
     Balance, December 31, 2000                 790,500
                                            ==============

     As of December 31, 2000, 4,239,589 additional options were available for grant. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2000, outstanding options to purchase 158,527 shares of common stock were exercisable.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been decreased by approximately $634 or $.04 per share, resulting in a total consolidated net income of $11,945 or $0.68 per share on a diluted basis, for the year ended December 31, 2000. The estimated fair value of the options granted during 2000 ranged from $9.32 to $14.56 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 25.37%, risk free rates of 5.70% to 6.61% and an expected life of 4 years. For the year ended December 31, 1999, the Company's net income and net income per share would have been decreased by approximately $132 or $.02 per share, resulting in a total consolidated net income of $6,399 or $0.51 per share. The estimated fair value of the options granted during 1999 was $9.20 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 24.56%, risk free rate of 5.65% and an expected life of 5 years. For the year ended December 31, 1998, the Company's net loss and net loss per share would have been increased by approximately $146 or $.09 per share, resulting in a total consolidated net loss of $367 or $.21 per share. The estimated fair value of the options granted during 1998 ranged from $4.95 to $5.01 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 24.07%, risk free rates of 4.53% to 5.72% and an expected life of 5 years.

     The Company has adopted an employee  investment  plan (the  "Plan"),  under
     Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation contributed, based upon management's discretion. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2000 and 1999, the Company recognized $40 and $46 of expense for employer contributions made in connection with this plan, respectively.


10.  NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     The computation for weighted average shares is detailed below:

                                                     Year Ended            Year Ended            Year Ended
                                                     December 31,          December 31,          December 31,
                                                        2000                  1999                  1998
                                                  ------------------    ------------------    -----------------
Weighted average shares outstanding (basic)          17,016,660            12,553,854            1,688,059
Incremental shares from assumed option exercise         493,990               104,586               22,730
                                                  ------------------    ------------------    -----------------
Weighted average shares outstanding (diluted)        17,510,650            12,658,440            1,710,789
                                                  ==================    ==================    =================


     The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2000 and 1999 were 83,576,027 and 76,205,789, respectively.


11.  OTHER INCOME

     IN May 2000, we entered into a ten-year lease with ONI Systems Corporation ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg land holdings option agreement. As partial consideration for the lease, we were allowed to purchase 100,000 shares of ONI common stock in its initial public offering. We purchased and then sold all of the shares and realized net proceeds of $6.3 million. Of this amount, we recognized $501,000 during the second quarter with the balance deferred as prepaid rent that we are amortizing ratably over the ten-year lease term. We may on occasion receive equity instruments from tenants that may lease our properties, in the course of our business.


12.  RELATED PARTY TRANSACTIONS

     As of December 31, 2000 and 1999, the Berg Group owned 79,255,425 and 71,885,187 O.P. Units, respectively, of the total 83,576,027 and 76,205,789
     O.P. Units issued and outstanding, respectively. Along with the Company's common shares owned by the Berg Group, the Berg Group's interest in the Company represents 78.8% and 77.2% of the Company as of December 31, 2000 and 1999, respectively, assuming conversion of the O.P. Units into common shares of the Company.

     During 2000 the Company acquired nine R&D properties, all located in Silicon Valley. These acquisitions added approximately 891,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement and the pending projects acquisition agreement. The total gross acquisition price for these nine properties was approximately $122.9 million. The Company financed these acquisitions by borrowing $39.9 million under our line of credit from the Berg group, issuing an $11.8 million note to the Berg Group, assuming other liabilities of $2.6 million, and issuing 7,370,238 O.P. Units to various members of the Berg Group.

     In connection with the Acquisition, through the operating partnerships, the Company assumed certain liabilities that included amounts due to the Berg Group in the amount of $1,989 for management fees and interest expense. Such amounts were paid as of December 31, 1998.

     As of December 31, 2000 and 1999, debt in the amount of $50,886 and $31,193, respectively, was due the Berg Group under the line of credit. This amount includes $51,732 and $36,380 of debt assumed in connection with the acquisitions of properties from the Berg Group in 2000 and 1999, respectively (see Note 6). Additionally, during 2000 and 1999, the operating partnerships declared distributions of $0.68 and $0.56 per O.P. Unit, respectively. The amount of these distributions payable to various members of the Berg Group was $48,202 and $27,307 during 2000 and 1999, respectively. Interest expense incurred in connection with debt due the Berg Group was $3,914, $2,246 and $3,511 for the years ended December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000, debt in the amount of $11,643 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

     Carl E. Berg has a significant financial interest in one company that leases space from the operating partnerships. This company occupies, in the aggregate, 5,862 square feet at a rate of $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests. The lease expires in 2001.

     The Company currently leases space owned by Berg & Berg Enterprises, Inc. an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $80 for the years ended December 31, 2000 and 1999.

13.  FUTURE MINIMUM RENTS

     The Company, through the operating partnerships, owns interests in 89 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2015, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of December 31, 2000, are as follows:


             2001                                                     $ 101,353
             2002                                                        94,353
             2003                                                        87,847
             2004                                                        82,217
             2005                                                        68,040
          Thereafter                                                    118,608
                                                                    ------------
                  Total                                               $ 552,418
                                                                    ============

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $12,676, $13,406 and $7,540 for the years ended December 31, 2000, 1999, and 1998, respectively.

     In connection with the Acquisition, the Company, through the operating partnerships, acquired assets with a fair value of $507,807 and assumed liabilities of $239,903 effective July 1, 1998.

     The Company assumed the Wells Fargo line of credit on September 30, 1998 from the Berg Group. As of that date, the outstanding balance on the Wells Fargo line of credit was $39,044. In connection with this assumption, the Company retired $39,044 of related party debt due Berg & Berg Enterprises, Inc.

     In connection with the property acquisitions, the Company assumed $51,732 and $36,380 of related party debt due the Berg Group, assumed other liabilities of $2,636 and $126, and issued 7,370,238 and 16,311,232 O.P.
     Units for a total acquisition value of $122,875 and $193,553 for the years ended December 31, 2000 and 1999, respectively.

     Amounts of $48,202, $27,307 and $9,599 were due the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2000, 1999, and 1998, respectively.

15.  COMMITMENTS AND CONTINGENCIES

     The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. Management does not expect that such matters would have a material adverse effect on the cash flows, consolidated financial position or results of operations of the Company.

     Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

16.  SUBSEQUENT EVENTS (UNAUDITED)

     In January 2001, we acquired a newly constructed R&D property leased to Celestica, Inc. on Hellyer Avenue in San Jose, California consisting 131,500 square feet of rentable space under the Berg land holdings option agreement. Pursuant to the Berg land holdings option agreement, the acquisition cost is based on the full construction cost of the building, 10% of the full construction cost of the building, and other factors. The Berg Group is currently evaluating its total construction costs due to delayed billings by its vendors. Details of the acquisition cannot be determined at this time.

     In January 2001, we completed the sale of the R&D property at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc, which exercised its option in November 2000. We realized a gain of $3.1 million on the total sale price of $23.1 million. Cisco Systems, Inc. also exercised its option in November 2000 to purchase the R&D property at 5713-49 Fontanoso Way, San Jose, California. The sale is expected to occur in the fourth quarter of 2001.

     In January 2001, the Company paid dividends aggregating $3,236 to its common stockholders which were payable to stockholders of record as of December 31, 2000.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)


     Quarterly financial information for the year ended December 31, 2000 is as follows:



                                                        First            Second            Third            Fourth
                                                     ------------      -----------       -----------      ------------
       Revenue                                     $      21,235     $     23,899      $     26,822     $      27,611

       Income before minority interest             $      14,463     $     16,555      $     19,362     $      21,253

       Net Income                                  $       2,631     $      2,930      $      3,357     $       3,661

       Per share data:
          Basic net income per share               $        0.15     $       0.17      $       0.20     $        0.21
          Diluted net income per share             $        0.15     $       0.17      $       0.20     $        0.21
       Weighted average number of common shares
          outstanding (basic)                         16,990,353       17,025,365        17,025,365        17,025,365
       Weighted average number of common shares
          outstanding (diluted)                       17,389,409       17,113,346        17,191,306        17,249,144



     Quarterly financial information for the year ended December 31, 1999 is as follows:



                                                        First            Second            Third            Fourth
                                                     ------------      -----------       -----------      ------------
       Revenue                                     $      14,027     $     18,376      $     20,517     $      20,806

       Income before minority interest             $       7,605     $     10,552      $     13,488     $      14,671

       Net Income                                  $         881     $      1,065      $      2,178     $       2,407

       Per share data:
          Basic net income per share               $        0.11     $       0.13      $       0.13     $        0.15
          Diluted net income per share             $        0.10     $       0.13      $       0.13     $        0.15
       Weighted average number of common shares
          outstanding (basic)                          8,227,261        8,166,977        16,715,354        16,964,086
       Weighted average number of common shares
          outstanding (diluted)                        8,415,412        8,305,603        16,808,181        17,056,913


                      Report of Independent Accountants on
                          Financial Statement Schedules


     To the Board of Directors and Stockholders of Mission West Properties, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 21, 2001 included in this Form 10-K of Mission West Properties, Inc. also included audits of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     PricewaterhouseCoopers LLP

     San Francisco, California
     January 21, 2001

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (Dollars in thousands)

                                                                       Initial Cost
                                                                  ------------------------      Cost
                                                   December 31,                Buildings    Subsequent to
                                                      2000                        and       Construction/
Property Name                      City            Encumbrances      Land     Improvements   Acquisition
-----------------------------------------------   --------------  ----------  ------------  -------------
5300 Hellyer Avenue                San Jose    E    $   11,643      $ 5,742      $ 11,442
10401-10411 Bubb Road              Cupertino   A                        632         3,078
2001 Logic Drive                   Cupertino                          2,288        11,134
45365 Northport Loop               Fremont                            2,447         5,711         $  11
47000 Northport Loop               Fremont                     B      1,184         5,760             7
45738 Northport Loop               Fremont                     B        891         4,338             5
4050 Starboard Drive               Fremont                     B      1,329         6,467             8
3501 W. Warren Ave/Fremont Blvd.   Fremont                            1,866         9,082
48800 Milmont Blvd                 Fremont                            1,013         4,932
4750 Patrick Henry Drive           Santa Clara                        1,604         7,805           153
4949 Hellyer Avenue                San Jose                    B      3,593        17,484            61
3520 Bassett Street                Santa Clara C                      1,104         5,371
3530 Bassett Street                Santa Clara C,D       2,735          849         4,133
5850-5870 Hellyer Avenue           San Jose                           2,787         6,502
800 Branham Lane East              San Jose                           5,508        12,851
5400 Hellyer Avenue                San Jose                           3,238         5,358
5749 Fontanoso Way                 San Jose                           2,572         4,597            49
1065-1105 L'Avenida                Mountain View                     46,832       109,275            65
1750 Automation Parkway            San Jose                           4,789        11,174           315
1756 Automation Parkway            San Jose                           4,378        10,216            15
1762 Automation Parkway            San Jose                           4,804        12,224
1768 Automation Parkway            San Jose                           8,195        19,121
255 Caspian Drive                  Sunnyvale                          3,491         8,146
2251 Lawson Lane                   Santa Clara                        1,952         9,498
1230 E. Arques                     Sunnyvale                            540         2,628
1250 E. Arques                     Sunnyvale                          1,335         6,499
3120 Scott Blvd                    Santa Clara                        2,044         9,948
20400 Mariani Avenue               Cupertino             1,756        1,670         8,125
10500 De Anza Blvd                 Cupertino                   B      7,666        37,304
20605-705 Valley Green Dr.         Cupertino                          3,490        16,984
10300 Bubb Road                    Cupertino                   B        635         3,090
10440 Bubb Road                    Cupertino               377          434         2,112
10460 Bubb Road                    Cupertino               423          994         4,838         1,158
1135 Kern Avenue                   Sunnyvale                            407         1,982
405 Tasman Drive                   Sunnyvale                            550         2,676
450 National Avenue                Mountain View               B        611         2,973
3301 Olcott Street                 Santa Clara                        1,846         8,984
2800 Bayview Avenue                Fremont                            1,070         5,205
6850 Santa Teresa Blvd             San Jose                             377         1,836           780
6810 Santa Teresa Blvd             San Jose                           2,567         5,991            12
140-160 Great Oaks Blvd            San Jose                           1,402         6,822           158
6541 Via del Oro/6385 San Ignacio  San Jose                           1,039         5,057
6311-6351 San Ignacio Avenue       San Jose                    B      6,246        30,396            94
6320-6360 San Ignacio Avenue       San Jose                           2,616        12,732           197
75 E. Trimble Rd./2610 N. First St San Jose                           3,477        16,919            82
2033-2243 Samaritan Drive          San Jose             50,886 F      5,046        24,556
1170 Morse Avenue                  Sunnyvale                   B        658         3,201
3236 Scott Blvd                    Santa Clara                 B      1,234         6,005
1212 Bordeaux Lane                 Sunnyvale                          2,250        10,948
1325-1810 McCandless Drive         Milpitas                    F     13,994        66,213           225
1600 Memorex Drive                 Santa Clara                        1,221         5,940
1688 Richard Avenue                Santa Clara                        1,248         2,913             6
1700 Richard Avenue                Santa Clara                        1,727         4,030
3506-3510 Bassett Street           Santa Clara C                        943         4,591            99
3540-3544 Bassett Street           Santa Clara C               B      1,565         7,615           189
3550 Bassett Street                Santa Clara C               B      1,079         5,251            33
3560 Bassett Street                Santa Clara C               B      1,075         5,233             8
3570-3580 Bassett Street           Santa Clara C               B      1,075         5,233
          Prudential Capital Group Loan                126,764 B
                                                  --------------- ----------  ------------  -------------
                                                     $  194,584    $187,219      $650,529       $ 3,730
                                                  =============== ==========  ============  =============

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (Dollars in thousands)

                                                            Total Cost
                                                    -------------------------
                                                                 Buildings
                                                                    And                      Accumulated     Date of    Depreciable
Property Name                      City                Land     Improvements      Total      Depreciation  Acquisition     Life
-----------------------------------------------     ----------  -------------  ------------  ------------  -----------  ------------
5300 Hellyer Avenue                San Jose    E     $  5,742      $  11,442       $17,184        $  179       5/00       40 Years
10401-10411 Bubb Road              Cupertino   A          632          3,078         3,710           194       7/98       40 Years
2001 Logic Drive                   Cupertino            2,288         11,134        13,422           697       7/98       40 Years
45365 Northport Loop               Fremont              2,447          5,722         8,169            36      10/00       40 Years
47000 Northport Loop               Fremont              1,184          5,767         6,951           362       7/98       40 Years
45738 Northport Loop               Fremont                891          4,343         5,234           274       7/98       40 Years
4050 Starboard Drive               Fremont              1,329          6,475         7,804           407       7/98       40 Years
3501 W. Warren Ave/Fremont Blvd.   Fremont              1,866          9,082        10,948           570       7/98       40 Years
48800 Milmont Blvd                 Fremont              1,013          4,932         5,945           310       7/98       40 Years
4750 Patrick Henry Drive           Santa Clara          1,604          7,958         9,562           495       7/98       40 Years
4949 Hellyer Avenue                San Jose             3,593         17,545        21,138         1,098       7/98       40 Years
3520 Bassett Street                Santa Clara C        1,104          5,371         6,475           337       7/98       40 Years
3530 Bassett Street                Santa Clara C,D        849          4,133         4,982           260       7/98       40 Years
5850-5870 Hellyer Avenue           San Jose             2,787          6,502         9,289           355      11/98       40 Years
800 Branham Lane East              San Jose             5,508         12,851        18,359           268       3/00       40 Years
5400 Hellyer Avenue                San Jose             3,238          5,358         8,596            67       7/00       40 Years
5749 Fontanoso Way                 San Jose             2,572          4,646         7,218           145      10/99       40 Years
1065-1105 L'Avenida                Mountain View       46,832        109,340       156,172         4,782       4/99       40 Years
1750 Automation Parkway            San Jose             4,789         11,489        16,278           431       7/99       40 Years
1756 Automation Parkway            San Jose             4,378         10,231        14,609           256       1/00       40 Years
1762 Automation Parkway            San Jose             4,804         12,224        17,028           229       4/00       40 Years
1768 Automation Parkway            San Jose             8,195         19,121        27,316            40      12/00       40 Years
255 Caspian Drive                  Sunnyvale            3,491          8,146        11,637           153       4/00       40 Years
2251 Lawson Lane                   Santa Clara          1,952          9,498        11,450           595       7/98       40 Years
1230 E. Arques                     Sunnyvale              540          2,628         3,168           167       7/98       40 Years
1250 E. Arques                     Sunnyvale            1,335          6,499         7,834           407       7/98       40 Years
3120 Scott Blvd                    Santa Clara          2,044          9,948        11,992           624       7/98       40 Years
20400 Mariani Avenue               Cupertino            1,670          8,125         9,795           510       7/98       40 Years
10500 De Anza Blvd                 Cupertino            7,666         37,304        44,970         2,335       7/98       40 Years
20605-705 Valley Green Dr.         Cupertino            3,490         16,984        20,474         1,065       7/98       40 Years
10300 Bubb Road                    Cupertino              635          3,090         3,725           195       7/98       40 Years
10440 Bubb Road                    Cupertino              434          2,112         2,546           134       7/98       40 Years
10460 Bubb Road                    Cupertino              994          5,996         6,991           335       7/98       40 Years
1135 Kern Avenue                   Sunnyvale              407          1,982         2,389           127       7/98       40 Years
405 Tasman Drive                   Sunnyvale              550          2,676         3,226           169       7/98       40 Years
450 National Avenue                Mountain View          611          2,973         3,584           187       7/98       40 Years
3301 Olcott Street                 Santa Clara          1,846          8,984        10,830           564       7/98       40 Years
2800 Bayview Avenue                Fremont              1,070          5,205         6,275           327       7/98       40 Years
6850 Santa Teresa Blvd             San Jose               377          2,616         2,993           136       7/98       40 Years
6810 Santa Teresa Blvd             San Jose             2,567          6,003         8,570           276       3/99       40 Years
140-160 Great Oaks Blvd            San Jose             1,402          6,980         8,382           432       7/98       40 Years
6541 Via del Oro/6385 San Ignacio  San Jose             1,039          5,057         6,096           317       7/98       40 Years
6311-6351 San Ignacio Avenue       San Jose             6,246         30,490        36,736         1,904       7/98       40 Years
6320-6360 San Ignacio Avenue       San Jose             2,616         12,929        15,545           802       7/98       40 Years
75 E. Trimble Rd./2610 N. First St San Jose             3,477         17,001        20,478         1,061       7/98       40 Years
2033-2243 Samaritan Drive          San Jose             5,046         24,556        29,602         1,538       7/98       40 Years
1170 Morse Avenue                  Sunnyvale              658          3,201         3,859           202       7/98       40 Years
3236 Scott Blvd                    Santa Clara          1,234          6,005         7,239           377       7/98       40 Years
1212 Bordeaux Lane                 Sunnyvale            2,250         10,948        13,198           687       7/98       40 Years
1325-1810 McCandless Drive         Milpitas            13,994         66,438        80,432         4,169       7/98       40 Years
1600 Memorex Drive                 Santa Clara          1,221          5,940         7,161           348       7/98       40 Years
1688 Richard Avenue                Santa Clara          1,248          2,919         4,167           181       9/98       40 Years
1700 Richard Avenue                Santa Clara          1,727          4,030         5,757           143       8/99       40 Years
3506-3510 Bassett Street           Santa Clara C          943          4,690         5,633           291       7/98       40 Years
3540-3544 Bassett Street           Santa Clara C        1,565          7,804         9,368           483       7/98       40 Years
3550 Bassett Street                Santa Clara C        1,079          5,284         6,363           331       7/98       40 Years
3560 Bassett Street                Santa Clara C        1,075          5,241         6,316           329       7/98       40 Years
3570-3580 Bassett Street           Santa Clara C        1,075          5,233         6,308           329       7/98       40 Years
          Prudential Capital Group Loan
                                                    ----------  -------------  ------------  ------------
                                                     $187,219       $654,259      $841,478      $34,022
                                                    ==========  =============  ============  ============

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company.

(B) Encumbered by the $126,764 Prudential Capital Group loan - full amount of loan shown at the bottom of the schedule.

(C)  Part of the property group referred to as Triangle Technology Park.

(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company.

(E) 50% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company.

(F) Four properties at McCandless Drive, in addition to the three properties at Samaritan Drive, are encumbered by the $50,886 debt due the Berg Group under the line of credit.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 1999
                             (Dollars in thousands)

                                                                           Initial Cost
                                                                     --------------------------      Cost
                                                      December 31,                  Buildings    Subsequent to
                                                         1999                          and       Construction/
Property Name                      City              Encumbrances       Land       Improvements   Acquisition
-------------------------------------------------    -------------   -----------   ------------  -------------
10401-10411 Bubb Road              Cupertino   A                       $    632       $  3,078
2001 Logic Drive                   Cupertino                              2,288         11,134
47000 Northport Loop               Fremont                       B        1,184          5,760         $    7
45738 Northport Loop               Fremont                       B          891          4,338              5
4050 Starboard Drive               Fremont                       B        1,329          6,467              8
3501 W. Warren Ave/Fremont Blvd    Fremont                                1,866          9,082
48800 Milmont Blvd                 Fremont                                1,013          4,932
4750 Patrick Henry Drive           Santa Clara                            1,604          7,805            153
4949 Hellyer Avenue                San Jose                      B        3,593         17,484             61
3520 Bassett Street                Santa Clara C                          1,104          5,371
3530 Bassett Street                Santa Clara C         $  2,853           849          4,133
5850-5870 Hellyer Avenue           San Jose                               2,787          6,502
5749 Fontanoso Way                 San Jose                               2,572          4,597
1065-1105 L'Avenida                Mountain View                         46,832        109,275
1750 Automation Parkway            San Jose                               4,789         11,174            315
2251 Lawson Lane                   Santa Clara                            1,952          9,498
1230 E. Arques                     Sunnyvale                                540          2,628
1250 E. Arques                     Sunnyvale                              1,335          6,499
3120 Scott Blvd                    Santa Clara                            2,044          9,948
20400 Mariani Avenue               Cupertino                1,902         1,670          8,125
10500 De Anza Blvd                 Cupertino                     B        7,666         37,304
20605-705 Valley Green Dr.         Cupertino                              3,490         16,984
10300 Bubb Road                    Cupertino                     B          635          3,090
10440 Bubb Road                    Cupertino                  405           434          2,112
10460 Bubb Road                    Cupertino                  477           994          4,838             30
1135 Kern Avenue                   Sunnyvale                                407          1,982
405 Tasman Drive                   Sunnyvale                                550          2,676
450 National Avenue                Mountain View                 B          611          2,973
3301 Olcott Street                 Santa Clara                            1,846          8,984
2800 Bayview Avenue                Fremont                                1,070          5,205
6850 Santa Teresa Blvd             San Jose                                 377          1,836             27
6810 Santa Teresa Blvd             San Jose                               2,567          5,991             47
140-160 Great Oaks Blvd            San Jose                               1,402          6,822             91
6541 Via del Oro/6385 San Ignacio  San Jose                               1,039          5,057
6311-6351 San Ignacio              San Jose                      B        6,246         30,396             21
6320-6360 San Ignacio              San Jose                               2,616         12,732            197
75 E. Trimble Road/2610 N. First StSan Jose                               3,477         16,919
2033-2243 Samaritan Drive          San Jose                31,193         5,046         24,556
1170 Morse Avenue                  Sunnyvale                     B          658          3,201
3236 Scott Blvd                    Santa Clara                   B        1,234          6,005
1212 Bordeaux Lane                 Sunnyvale                              2,250         10,948
1325-1810 McCandless Dr.           Milpitas                              13,994         66,213            230
1600 Memorex Drive                 Santa Clara                            1,221          5,940
1688 Richard Avenue                Santa Clara                            1,248          2,912              7
1700 Richard Avenue                Santa Clara                            1,727          4,029
3506-3510 Bassett Street           Santa Clara C                            943          4,591             52
3540-3544 Bassett Street           Santa Clara C                 B        1,565          7,615             57
3550 Bassett Street                Santa Clara C                 B        1,079          5,251
3560 Bassett Street                Santa Clara C                 B        1,075          5,233
3570-3580 Bassett Street           Santa Clara C                 B        1,075          5,233
          Prudential Capital Group Loan                   128,315B
                                                     -------------   ------------  ------------  -------------
                                                         $165,145      $149,416       $565,458         $1,308
                                                     =============   ============  ============  =============

                         MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 1999
                             (Dollars in thousands)

                                                           Total Cost
                                                     -----------------------
                                                                  Buildings
                                                                    and                    Accumulated     Date of    Depreciable
Property Name                      City                 Land    Improvements     Total     Depreciation  Acquisition     Life
-------------------------------------------------    ---------  ------------  -----------  ------------  -----------  ------------
10401-10411 Bubb Road              Cupertino   A     $    632      $  3,078     $  3,710       $   117       7/98       40 Years
2001 Logic Drive                   Cupertino            2,288        11,134       13,422           419       7/98       40 Years
47000 Northport Loop               Fremont              1,184         5,767        6,951           218       7/98       40 Years
45738 Northport Loop               Fremont                891         4,343        5,234           165       7/98       40 Years
4050 Starboard Drive               Fremont              1,329         6,475        7,804           245       7/98       40 Years
3501 W. Warren Ave/Fremont Blvd    Fremont              1,866         9,082       10,948           343       7/98       40 Years
48800 Milmont Blvd                 Fremont              1,013         4,932        5,945           187       7/98       40 Years
4750 Patrick Henry Drive           Santa Clara          1,604         7,958        9,562           296       7/98       40 Years
4949 Hellyer Avenue                San Jose             3,593        17,545       21,138           659       7/98       40 Years
3520 Bassett Street                Santa Clara C        1,104         5,371        6,475           203       7/98       40 Years
3530 Bassett Street                Santa Clara C          849         4,133        4,982           157       7/98       40 Years
5850-5870 Hellyer Avenue           San Jose             2,787         6,502        9,289           192      11/98       40 Years
5749 Fontanoso Way                 San Jose             2,572         4,597        7,169            29      10/99       40 Years
1065-1105 L'Avenida                Mountain View       46,832       109,275      156,107         2,049       4/99       40 Years
1750 Automation Parkway            San Jose             4,789        11,489       16,278           144       7/99       40 Years
2251 Lawson Lane                   Santa Clara          1,952         9,498       11,450           358       7/98       40 Years
1230 E. Arques                     Sunnyvale              540         2,628        3,168           101       7/98       40 Years
1250 E. Arques                     Sunnyvale            1,335         6,499        7,834           245       7/98       40 Years
3120 Scott Blvd                    Santa Clara          2,044         9,948       11,992           375       7/98       40 Years
20400 Mariani Avenue               Cupertino            1,670         8,125        9,795           307       7/98       40 Years
10500 De Anza Blvd                 Cupertino            7,666        37,304       44,970         1,401       7/98       40 Years
20605-705 Valley Green Dr.         Cupertino            3,490        16,984       20,474           639       7/98       40 Years
10300 Bubb Road                    Cupertino              635         3,090        3,725           118       7/98       40 Years
10440 Bubb Road                    Cupertino              434         2,112        2,546            81       7/98       40 Years
10460 Bubb Road                    Cupertino              994         4,868        5,862           185       7/98       40 Years
1135 Kern Avenue                   Sunnyvale              407         1,982        2,389            77       7/98       40 Years
405 Tasman Drive                   Sunnyvale              550         2,676        3,226           102       7/98       40 Years
450 National Avenue                Mountain View          611         2,973        3,584           113       7/98       40 Years
3301 Olcott Street                 Santa Clara          1,846         8,984       10,830           339       7/98       40 Years
2800 Bayview Avenue                Fremont              1,070         5,205        6,275           197       7/98       40 Years
6850 Santa Teresa Blvd             San Jose               377         1,863        2,240            71       7/98       40 Years
6810 Santa Teresa Blvd             San Jose             2,567         6,038        8,605           126       3/99       40 Years
140-160 Great Oaks Blvd            San Jose             1,402         6,913        8,315           258       7/98       40 Years
6541 Via del Oro/6385 San Ignacio  San Jose             1,039         5,057        6,096           191       7/98       40 Years
6311-6351 San Ignacio              San Jose             6,246        30,417       36,663         1,142       7/98       40 Years
6320-6360 San Ignacio              San Jose             2,616        12,929       15,545           479       7/98       40 Years
75 E. Trimble Road/2610 N. First StSan Jose             3,477        16,919       20,396           636       7/98       40 Years
2033-2243 Samaritan Drive          San Jose             5,046        24,556       29,602           924       7/98       40 Years
1170 Morse Avenue                  Sunnyvale              658         3,201        3,859           122       7/98       40 Years
3236 Scott Blvd                    Santa Clara          1,234         6,005        7,239           227       7/98       40 Years
1212 Bordeaux Lane                 Sunnyvale            2,250        10,948       13,198           413       7/98       40 Years
1325-1810 McCandless Dr.           Milpitas            13,994        66,443       80,437         2,510       7/98       40 Years
1600 Memorex Drive                 Santa Clara          1,221         5,940        7,161           199       7/98       40 Years
1688 Richard Avenue                Santa Clara          1,248         2,919        4,167           108       9/98       40 Years
1700 Richard Avenue                Santa Clara          1,727         4,029        5,756            42       8/99       40 Years
3506-3510 Bassett Street           Santa Clara C          943         4,643        5,586           174       7/98       40 Years
3540-3544 Bassett Street           Santa Clara C        1,565         7,672        9,237           288       7/98       40 Years
3550 Bassett Street                Santa Clara C        1,079         5,251        6,330           199       7/98       40 Years
3560 Bassett Street                Santa Clara C        1,075         5,233        6,308           198       7/98       40 Years
3570-3580 Bassett Street           Santa Clara C        1,075         5,233        6,308           198       7/98       40 Years
          Prudential Capital Group Loan
                                                     ---------  ------------  -----------  ------------
                                                     $149,416      $566,766     $716,182        $18,566
                                                     =========  ============  ===========  ============

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company

(B) Encumbered by the $128,315 Prudential Capital Group loan - full amount of loan shown at the bottom of the schedule.

(C)  Part of the property group referred to as Triangle Technology Park

(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships or the Company.

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2000 and 1999
                             (Dollars in thousands)

1.   Reconciliation of real estate and accumulated depreciation:


                                                              2000                       1999
                                                     ------------------------   ------------------------
     Real estate investments:
          Balance at beginning of year                     $  716,182                 $  521,439
          Additions                                           125,296                    194,743
          Dispositions                                              -                          -
                                                     ------------------------   ------------------------
          Balance at end of year                           $  841,478                 $  716,182
                                                     ========================   ========================

     Accumulated depreciation:
          Balance at beginning of year                     $   18,566                 $    5,410
          Additions                                            15,456                     13,156
          Dispositions                                              -                          -
                                                     ------------------------   ------------------------
          Balance at end of year                           $   34,022                 $   18,566
                                                     ========================   ========================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

PART  III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the sections titled "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual stockholders' meeting.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the section titled "Executive Compensation" in the Company's definitive proxy statement for its annual stockholders' meeting, excluding, however, the sections titled "Executive Compensation - Performance Graph" and "Executive Compensation - Report on Executive Compensation by the Compensation Committee of the Board of Directors," none of which are incorporated by reference in response to this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the sections titled "Share Ownership" in the Company's definitive proxy statement for its annual stockholders' meeting.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the sections titled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual stockholders' meeting.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

3.2.1+             Articles of Amendment and Restatement of Mission West Properties, Inc.
3.2.2+             Restated Bylaws of Mission West Properties, Inc.
10.1.1**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.
10.1.2**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I
10.1.3**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II
10.1.4**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III
10.2**             Exchange Rights Agreement between Mission West Properties and the Limited Partners
10.3.1*            1997 Stock Option Plan
10.3.2*            Form of Incentive Stock Option Agreement
10.3.3*            Form of Non-statutory Stock Option Agreement
10.3.4*            Form of Directors Stock Option Agreement
10.4.1*            Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg
                   Group (as defined therein)
10.4.2*            Amendment of Acquisition Agreement, dated as of July 1, 1998
10.4.3*            Form of Partnership Interest Purchase Demand Note
10.5.1*            Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of Common
                   Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same
10.5.2*            Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of Common
                   Stock in a private placement of 695,058 shares and Subscription Agreement relating to same
10.5.3**           Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4, 1998
                   Stock Purchase Agreements (filed as Exhibits 10.8 to Post-effective Amendment No. 1 to S-4 Registration Statement filed on Form S-3 on February 11, 1999. Commission File No. 333-52835-99)
10.6**             Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the
                   Berg Group
10.7**             Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group
10.8*              Berg & Berg Enterprises, Inc. Sublease Agreement
10.9++             Amended and Restated Stock Option Agreement for Michael J. Anderson (200,000 shares of Common Stock)
10.10*             Restricted Stock Purchase Agreement for Michael J. Anderson (200,000 shares of Common Stock)
10.11*             Promissory Note from Michael J. Anderson
10.12*             Lease Agreement with Apple Computer, Inc.
10.13*             Lease Agreement with Cisco Systems, Inc,
10.14*             Lease Agreement with Amdahl Corporation
10.15*             Prudential Promissory Note
10.16*             Prudential Deed of Trust
10.17*             Prudential Certificate Regarding Distribution
10.18*             Prudential Guaranty
10.19+             Waiver Agreement
10.20**            Ownership Limit Exemption Agreement dated December 29, 1999 between Mission West Properties and Dan and
                   Paul McCarthy
10.21x             Lease Agreement with Microsoft Corporation
10.22x             Contribution Agreement
10.23xx            Assumption Agreement for Wells Fargo Line of Credit
10.24xx            Form of secured note payable to the Berg Group
10.25xx            Form of deed of trust granted to the Berg Group
10.26xx            Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg
10.27              Revolving Credit - $75,000,000 Secured Promissory Note



10.28              Deed of Trust Securing Revolving Promissory Note
21.1++             Subsidiaries of the Registrant
24.1xx             Powers of Attorney (included in the signature page on page ___ of this report)
27.1               Financial Data Schedule


* Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4 filed on May 15, 1998 and declared effective on November 23, 1998
** Incorporated herein by reference to the same-numbered exhibit to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999. (Commission File No. 333-52835-99).
+ Incorporated herein by reference to the same-numbered exhibit to Amendment No. 4 to the Registration Statement on Form S-4 filed on November 16, 1998 and declared effective on November 23, 1998.
++ Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.
x Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).
xx Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11 filed on June 8, 1999 (Commission File No. 333-80203).


     (b)  Reports on Form 8-K.

The registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MISSION WEST PROPERTIES, INC.

Date: March 30, 2001                     By: /s/ CARL E. BERG
                                            ----------------------
                                            Carl E. Berg
                                            Chairman of the Board, Chief
                                            Executive Officer, President and
                                            Director

Date: March 30, 2001                     By: /s/ WAYNE N. PHAM
                                            ----------------------
                                            Wayne N. Pham
                                            Vice President of Finance and
                                            Controller (Principal Accounting
                                            Officer)

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

     Signature                         Title                          Date

/s/  CARL E. BERG
-----------------------
Carl E. Berg                Chairman of the Board, Chief          March 30, 2001
                            Executive Officer, President and
                            Director
/s/  JOHN C. BOLGER
-----------------------
John C. Bolger              Director                              March 30, 2001

/s/  WILLIAM A. HASLER
-----------------------
William A. Hasler           Director                              March 30, 2001

/s/  LAWRENCE B. HELZEL
-----------------------
Lawrence B. Helzel          Director                              March 30, 2001

EXHIBIT 10.27


                                REVOLVING CREDIT
                             SECURED PROMISSORY NOTE
                                    ("Note")

$75,000,000.00                                                     March 1, 2000

FOR VALUE RECEIVED, Mission West Properties, L.P., a Delaware limited partnership, Mission West Properties, L.P. I, a Delaware limited partnership, Mission West Properties L.P. II, a Delaware limited partnership, and Mission West Properties, L.P. III, a Delaware limited partnership (collectively "Borrower"), promises to pay to the order of Berg & Berg Enterprises, LLC, a California limited liability company ("Lender") or its assigns, at 10050 Bandley Drive, Cupertino, California 95014, or at such other place as the holder of this Note may from time to time designate, the principal sum of Seventy-Five Million Dollars ($75,000,000.00) (the "Credit Amount") or so much of that sum as may be advanced under this Note from time to time by any holder, plus interest as computed herein.

Interest on the principal sum of this Note from time to time outstanding will be computed from the date of each advance of principal at LIBOR plus 1.30% (the "Applicable Interest Rate"). Interest will be computed on the basis of a three hundred sixty (360) day year and the actual number of days elapsed, which will result in the payment of more interest than if a 365-day year were used.

All accrued and unpaid principal and interest shall be due and payable no later than March 1, 2002.

Advances under this Note may be drawn by Borrower, up to the Credit Amount, upon not less than 5 days notice to Lender.

Each payment shall be credited first on the interest then due and the remainder on the principal sum.

The undersigned agrees that the holder of this Note may, without notice to the undersigned and without affecting the liability of the undersigned, accept additional or substitute security for this Note, or release any security or any party liable for this Note, or extend or renew this Note.

If the undersigned consists of more than one person or entity, their liability and obligations under this Note will be joint and several. Borrower jointly and severally waives diligence, presentment, protest and demand, notice of protest, dishonor and non-payment of this Note, expressly agrees that this Note or any payment hereunder, may be extended from time to time, and consents to the acceptance of further security for this Note, including other types of security, all without in any way affecting the liability of the Borrower. The right to plead any and all statutes of limitations as a defense to any demand on this Note, or on any guaranty hereof, or to any agreement to pay the same, or to any demand secured by the Deed of Trust, or other security, securing this Note, against Borrower, the holder of any property encumbered by the Deed of Trust or other instrument securing this Note, and any guarantors or sureties, is expressly waived by each and all said parties.

All amounts payable under this Note are payable in lawful money of the United States, free from any offset, deduction or counterclaim. Checks will constitute payment only when collected.

Upon any default in the payment of any amounts due under this Note or upon any default under the Deed of Trust, the holder may, at its option and upon ten (10) days' written notice to the undersigned, declare the entire unpaid principal sum of this Note together with all accrued interest to be due and payable provided, however, that if the undersigned should cure such default under this Note or the Deed of Trust within the time period described above, the right of the holder to declare the entire unpaid principal sum of this Note together with all accrued interest immediately due and payable shall terminate as to such default as if no such default occurred.

The undersigned agrees to pay all costs of collection when incurred, including but not limited to reasonable attorneys' fees. If any suit or action is instituted to enforce this Note, the undersigned promises to pay, in addition to the costs and disbursements otherwise allowed by law, such sum as the court may adjudge as reasonable attorneys' fees in such suit or action.

This Note may be prepaid in whole or in part at any time without penalty. Until the maturity date, including all extensions thereof, amounts repaid may be subsequently advanced under this Note, up to the Credit Amount.

This Note will be governed by the laws of the State of California.

This Note is a non-recourse loan secured by a Deed of Trust and Assignment of Rents (the "Deed of Trust") executed by the undersigned in favor of Lender and covering real property located in San Jose, California. The Deed of Trust contains provisions for the acceleration of the maturity of this Note.

         Mission West Properties, L.P.,
         Mission West Properties, L.P. I,
         Mission West Properties, L.P. II, and
         Mission West Properties, L.P. III

         By: Mission West Properties, Inc., their general partner


            /s/ Carl E. Berg
            -----------------------------------------
            By: Carl E. Berg, President