Form 10-Q
period 2001-03-31
MISSION WEST PROPERTIES INC
filed 2001-05-14
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                17,086,276 shares outstanding as of May 14, 2001

                          Mission West Properties, Inc.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                      INDEX

                                                                                                                    Page
Part I        Financial Information

   Item 1     Financial Statements (unaudited):

              Consolidated Balance Sheets as of March 31, 2001 (unaudited)
              and December 31, 2000...................................................................................3

              Consolidated Statements of Operations for the three
              months ended March 31, 2001 and 2000 (unaudited)........................................................4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2001 and 2000 (unaudited)..................................................5

              Notes to Consolidated Financial Statements..............................................................6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................9

   Item 3     Quantitative and Qualitative Disclosures About Market Risk.............................................17


Part II       Other Information

   Item 6     Exhibits and Reports on Form 8-K.......................................................................17


Signatures...........................................................................................................17


Part I - Financial Information
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                    ---------

                                                                                  March 31, 2001         December 31, 2000
                                                                               ----------------------  ----------------------
                                                                                    (Unaudited)
                                     ASSETS
Real estate assets, at cost
    Land                                                                                 $193,045              $187,219
    Buildings                                                                             660,729               654,259
                                                                               ----------------------  ----------------------
                                                                                          853,774               841,478
    Less accumulated depreciation                                                         (37,924)              (34,022)
                                                                               ----------------------  ----------------------
       Net real estate assets                                                             815,850               807,456
Cash and cash equivalents                                                                      51                 4,691
Restricted cash                                                                            23,361                     -
Deferred rent                                                                              12,959                10,869
Other assets                                                                                7,704                 3,894
                                                                               ----------------------  ----------------------
       Total assets                                                                      $859,925              $826,910
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                     $ 64,149              $ 50,886
    Mortgage notes payable                                                                131,560               132,055
    Mortgage notes payable (related parties)                                               11,577                11,643
    Interest payable                                                                          347                   347
    Security deposits                                                                       5,095                 4,801
    Prepaid rental income                                                                  12,950                11,298
    Dividends/distributions payable                                                        19,304                19,115
    Refundable option payment                                                              20,335                20,835
    Accounts payable and accrued expenses                                                   4,556                 4,525
                                                                               ----------------------  ----------------------
       Total liabilities                                                                  269,873               255,505

Commitments and contingencies (Note 9)

Minority interest                                                                         486,852               469,332

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                   -                     -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 17,049,953 and 17,025,365 shares issued and
      outstanding at March 31, 2001 and December 31, 2000,
      respectively                                                                             17                    17
  Paid-in-capital                                                                         123,284               123,136
  Accumulated (deficit)                                                                   (20,101)              (21,080)
                                                                               ----------------------  ----------------------
     Total stockholders' equity                                                           103,200               102,073
                                                                               ----------------------  ----------------------
     Total liabilities and stockholders' equity                                          $859,925              $826,910
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)
                                    ---------

                                                 Three months ended March 31,
                                                   2001                2000
                                            ------------------- --------------------
Revenues:
   Rental revenues from real estate                $ 29,679             $ 21,235
   Tenant reimbursements                              3,488                3,513
   Other income, including interest and
      gain on sale of real estate                     3,617                  186
                                            ------------------- --------------------
        Total revenues                               36,784               24,934
                                            ------------------- --------------------

Expenses:
   Operating expenses                                 1,225                1,093
   Real estate taxes                                  2,321                2,374
   Depreciation of real estate                        4,102                3,633
   General and administrative                           318                  363
   Interest                                           2,209                2,257
   Interest (related parties)                         1,300                  751
                                            ------------------- --------------------
       Total expenses                                11,475               10,471
                                            ------------------- --------------------

Income before minority interest                      25,309               14,463
Minority interest                                    21,090               11,832
                                            ------------------- --------------------
      Net income to common stockholders            $  4,219             $  2,631
                                            =================== ====================
Basic net income per share                         $   0.25             $   0.15
                                            =================== ====================
Diluted net income per share                       $   0.24             $   0.15
                                            =================== ====================
Weighted average number of
  common shares outstanding (basic)              17,037,201           16,990,353
                                            =================== ====================
Weighted average number of
  common shares outstanding (diluted)            17,242,821           17,389,409
                                            =================== ====================




        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)
                                    ---------

                                                                                             Three months ended March 31,
                                                                                         -------------------------------------
                                                                                               2001               2000
                                                                                         ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                          $     4,219        $     2,631
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                 21,090             11,832
            Depreciation                                                                       4,102              3,633
            Gain on sale of real estate                                                       (3,101)                 -
            Other                                                                                (95)                17
     Changes in assets and liabilities:
            Deferred rent                                                                     (2,089)              (969)
            Other assets                                                                      (3,674)            (2,705)
            Security deposits                                                                    294                419
            Prepaid rental income                                                              1,652             (1,707)
            Accounts payable and accrued expenses                                                (90)               774
                                                                                         ------------------ ------------------
     Net cash provided by operating activities                                                22,308             13,925
                                                                                         ------------------ ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                         (154)              (900)
     Refundable option payment                                                                  (500)                 -
     Proceeds from sale of real estate                                                        23,130                  -
     Restricted cash                                                                         (23,130)                 -
                                                                                         ------------------ ------------------
     Net cash used in investing activities                                                      (654)              (900)
                                                                                         ------------------ ------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                (495)              (461)
    Principal payments on mortgage notes payable (related parties)                               (66)           (16,441)
    Net payments under line of credit (related parties)                                      (21,796)                 -
    Proceeds from stock options exercised                                                        148                290
    Minority interest distributions                                                             (849)              (408)
    Dividends paid                                                                            (3,236)            (2,545)
                                                                                         ------------------ ------------------
     Net cash used in financing activities                                                   (26,294)           (19,565)
                                                                                         ------------------ ------------------
     Net decrease in cash and cash equivalents                                                (4,640)            (6,540)
Cash and cash equivalents, beginning                                                           4,691              6,553
                                                                                         ------------------ ------------------
Cash and cash equivalents, ending                                                        $        51        $        13
                                                                                         ================== ==================

Supplemental information:
    Cash paid for interest                                                               $     3,488        $     2,997
                                                                                         ================== ==================
Supplemental schedule of non-cash investing and financing activities:
    Interest earned on restricted cash                                                   $       231        $         -
                                                                                         ================== ==================
    Advances under line of credit (related parties)                                      $    15,059        $    10,783
                                                                                         ================== ==================
    Debt incurred in connection with property acquisitions                               $    20,000        $    10,000
                                                                                         ================== ==================
    Assumption of other liabilities in connection with property acquisitions             $         -        $     1,431
                                                                                         ================== ==================
    Issuance of limited partnership units in connection with property acquisitions       $    13,281        $    21,637
                                                                                         ================== ==================



        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Amounts in thousands, except share, square footage and limited partnership unit amounts)
                                   (unaudited)
                                    ---------


1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries including the operating partnerships (the "Company"). All significant intercompany balances have been eliminated in consolidation.

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of March 31, 2001. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2001.


2. REAL ESTATE

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future R&D, office and industrial buildings developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 355 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of March 31, 2001, the Company had completed ten acquisitions under the Berg land holdings option agreement representing approximately 1,076,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg land holdings option agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the independent directors committee.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing of the Company's acquisition of any of such projects. However, the Berg Group currently has 19 properties under development with a total of approximately 1,560,000 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. Of the 19 properties, six are joint ventures in which the Company holds a 50% interest. The joint venture properties represent a total of approximately 471,000 rentable square feet. As of March 31, 2001, the estimated acquisition price to the operating partnerships for these 19 projects would be approximately $186,000. The final acquisition price of these 19 properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 257 additional acres of land currently controlled by the Berg Group, which could support approximately
     4.06 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon, and Washington.

     PROPERTY ACQUISITIONS
     Effective January 1, 2001, the Company acquired an approximately 131,500 rentable square foot newly constructed R&D building located at 5325 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $15,472. The Company acquired this property by borrowing $9,000 under its line of credit from the Berg Group, and issuing 464,452 O.P. Units to various members of the Berg Group.

     Effective February 1, 2001, the Company acquired an approximately 117,740 rentable square foot newly constructed R&D building located at 5500 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $17,809. The Company acquired this property by borrowing $11,000 under its line of credit from the Berg Group, and issuing 506,599 O.P. Units to various members of the Berg Group.

     PROPERTY DISPOSITION
     In January 2001, the Company completed the sale of 200,484 rentable square feet of the R&D property at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which exercised its purchase option in November 2000. The Company realized a gain of $3,101, which is included in other income, on the total sale price of $23,130.

3. Restricted Cash

     The balance represents proceeds from a property sale and interest income being held in a separate cash account at a trust company in order to preserve the Company's option of reinvesting the proceeds on a tax-deferred basis.

4. Stock Transactions

     During the three months ended March 31, 2001, stock options to purchase 14,588 shares of common stock were exercised at $4.50 per share, and options to purchase 10,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were $148.

5. Other Income

     As explained in Note 2 "Property Disposition" above, the Company realized a gain of $3,101 on the total sale price of $23,130.

6. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                         Three Months Ended March 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------    -------------
        Weighted average shares outstanding (basic)       17,037,201       16,990,353
        Incremental shares from assumed option exercise      205,620          399,056
                                                        --------------    -------------
        Weighted average shares outstanding (diluted)     17,242,821       17,389,409
                                                        ==============    =============

     The outstanding O.P. Units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis, have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at March 31, 2001 was 84,547,078.


7. Related Party Transactions

     As of March 31, 2001, the Berg Group owned 80,226,476 O.P. Units. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of March 31, 2001 represented approximately 79% of the equity interests of the Company, assuming conversion of the 84,547,078 O.P. Units outstanding into the common stock of the Company.

     As of March 31, 2001, debt in the amount of $64,149 was due the Berg Group under the line of credit established March 1, 2000. The $50,000 line of credit from the Berg Group was increased to $75,000 effective April 1, 2000. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30 percent, and matures in March 2002. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of March 31, 2001, debt in the amount of $11,577 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in 2003.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 for each of the three-month periods ended March 31, 2001 and 2000.

8. Subsequent Events

     On April 10, 2001 the Company paid $0.19 per share dividend on its common stock to all common stockholders of record as of March 30, 2001. On the same date, the operating partnerships paid a distribution of $0.19 per O.P. Unit.

9. Commitments and Contingencies

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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2001, the Company owned and managed 90 properties totaling approximately 6.2 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from us are Microsoft Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), Apple Computer, Inc. and JDS Uniphase Corporation. For federal income tax purposes the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since 1999.

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

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000.

As of March 31, 2001, the Company, through its controlling interests in the operating partnerships, owned 90 properties totaling approximately 6.2 million square feet compared to 82 properties totaling approximately 5.6 million square feet owned by the Company as of March 31, 2000. This represents an increase of approximately 11% in total rentable square footage from one year ago. The increase resulted from the following acquisitions less the disposition of 200,484 rentable square feet at 4949 Hellyer Avenue as discussed under "Property Disposition":

               Date of                                                   Rentable Square
             Acquisition                      Address                        Footage
          -------------------    ----------------------------------     ------------------
                04/00            1762 Automation Parkway                     61,100
                04/00            255 Caspian Way                             98,500
                05/00            5300 & 5350 Hellyer Avenue                 160,000
                07/00            5400 Hellyer Avenue                         77,184
                10/00            45365 Northport Loop                        64,218
                12/00            1768 Automation Parkway                    110,592
                01/01            5325 Hellyer Avenue                        131,500
                02/01            5500 Hellyer Avenue                        117,740
                                                                        ------------------
                                                                            820,834
                                                                        ==================


The following tables reflect the increase in the Company's rental revenues for the three months ended March 31, 2001 over rental revenues for the comparable three months in 2000:

                                                          Three months ended March 31,
                                     -----------------------------------------------------------------------
                                         2001             2000            $ Change        Annual % Change
                                     -------------    -------------     -------------    -------------------
                                                  (Dollars in thousands)

          Same Property (1)               $16,053          $13,509           $ 2,544            18.8%
          1998 Acquisitions                   583              583                 -                -
          1999 Acquisitions                 6,524            6,373               151             2.4%
          2000 Acquisitions                 5,089              770             4,319           560.9%
          2001 Acquisitions                 1,436                -             1,436           100.0%
                                     -------------    -------------     -------------
                                          $29,685          $21,235           $ 8,450            39.8%
                                     =============    =============     =============


(1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of March 31, 2001.

For the quarter ended March 31, 2001, rental revenues increased by $8.45 million from $21.23 million for the three months ended March 31, 2000 to $29.68 million for the same period of 2001. Of the $8.45 million increase in rental revenues, $2.54 million resulted from the Company's "Same Property" portfolio, $0.15 million resulted from properties acquired in 1999, $4.32 million resulted from properties acquired in 2000, and $1.44 million resulted from properties acquired in 2001.

Tenant reimbursements decreased by $25, from $3.51 million for the three months ended March 31, 2000 to $3.49 million for the three months ended March 31, 2001. Operating expenses and real estate taxes, on a combined basis, increased by $79, or 2%, from $3.47 million to $3.55 million for the three months ended March 31, 2000 and 2001, respectively. The increase resulted from a vacant property during the period presented.

Depreciation expense increased by $469 for the three-month period ended March 31, 2001 over the same period a year ago. The increase was attributable to the acquisitions of nine properties since March 31, 2000.

Interest expense decreased by $48, or 2%, from $2.26 million for the three months ended March 31, 2000 to $2.21 million for the three months ended March 31, 2001 due to debt repayment. Interest expense (related parties) increased by $549, or 73%, from $751 for the three months ended March 31, 2000 to $1.3 million for the three months ended March 31, 2001 from increased borrowing under the Berg Group line of credit for property acquisitions. As a result, overall interest expense (including amounts to related parties) increased by $501 compared to the first quarter ended March 31, 2000. The nine R&D property acquisitions increased total debt outstanding, including amounts due related parties, by $37.8 million, or 22%, from $169.5 million as of March 31, 2000 to $207.3 million as of March 31, 2001. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions and as it seeks alternative sources of credit.

The minority interest portion of income was $21.1 million, resulting in net income to stockholders of $4.2 million for the three months ended March 31, 2001. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was 83% as of March 31, 2001.

CHANGES IN FINANCIAL CONDITION

During the first three months of 2001, the Company acquired two additional properties representing 249,240 rentable square feet of R&D properties located in Silicon Valley. These properties were acquired from the Berg Group under the Berg land holdings option agreement. The aggregate acquisition price for these properties was approximately $33.3 million. The Company financed these acquisitions by a) borrowing $20 million under the Berg Group line of credit; and b) the issuance of 971,051 O.P. Units.

During the three months ended March 31, 2001, stock options to purchase 14,588 shares of common stock were exercised at $4.50 per share, and options to purchase 10,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $148.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders, debt service, leasing commissions and recurring capital expenditures to come from Funds from Operations ("FFO") and/or the Berg Group line of credit. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2001. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet any short-term obligations or other liquidity needs based on the line of credit (related parties).

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

At March 31, 2001, the Company had total indebtedness of $207.3 million, including $131.6 million of fixed rate mortgage debt, $11.6 million under the Berg Group mortgage note (related parties), and $64.1 million under the Berg Group line of credit (related parties).

As of March 31, 2001, the Company's Debt to Total Market Capitalization ratio was approximately 13.82%. The Company computed this ratio by dividing the Company's total debt outstanding by the sum of this debt plus the market value of common stock (based upon the closing price of $12.70 per share on March 30, 2001) on a fully diluted basis, taking into account the conversion of all O.P. Units into common stock. On March 30, 2001, the last trading day during the period, Total Market Capitalization was approximately $1.5 billion.

Mortgage Debt


The following table sets forth certain information regarding debt outstanding as of March 31, 2001:


                                                                                                              Maturity     Interest
               Debt Description                            Collateral Properties                Balance         Date         Rate
-----------------------------------------------  -----------------------------------------  ---------------  -----------  ----------
                                                                                            ($ in thousands)
Line of Credit:
Berg Group (related parties)                     2033-2043 Samaritan Drive, San Jose, CA       $64,149           3/02         (1)
                                                 2133 Samaritan Drive, San Jose, CA         ---------------
                                                 2233-2243 Samaritan Drive, San Jose, CA
                                                 1310-1450 McCandless Drive, Milpitas, CA
                                                 1315-1375 McCandless Drive, Milpitas, CA
                                                 1650-1690 McCandless Drive, Milpitas, CA
                                                 1650-1690 McCandless Drive, Milpitas, CA
Mortgage Notes Payable (related parties):        5300 & 5350 Hellyer Avenue, San Jose, CA       11,577           6/10       7.65%
                                                                                            ---------------
Mortgage Notes Payable:
Prudential Capital Group                         20400 Mariani Avenue, Cupertino, CA             1,718           4/09       8.75%
New York Life Insurance Company                  10440 Bubb Road, Cupertino, CA                    370           9/09      9.625%
Home Savings & Loan Association                  10460 Bubb Road, Cupertino, CA                    408          12/06       9.50%
Mellon Mortgage Company                          3530 Bassett Street, Santa Clara, CA            2,703           6/01      8.125%
Prudential Insurance Company of America          10300 Bubb Road, Cupertino, CA                126,361(2)       10/08       6.56%
                                                 10500 N. DeAnza Blvd, Cupertino, CA
                                                 4050 Starboard Drive, Fremont, CA
                                                 45700 Northport Loop, Fremont, CA
                                                 45738 Northport Loop, Fremont, CA
                                                 450-460 National Avenue, Mountain View, CA
                                                 6311 San Ignacio Avenue, San Jose, CA
                                                 6321 San Ignacio Avenue, San Jose, CA
                                                 6325 San Ignacio Avenue, San Jose, CA
                                                 6331 San Ignacio Avenue, San Jose, CA
                                                 6341 San Ignacio Avenue, San Jose, CA
                                                 6351 San Ignacio Avenue, San Jose, CA
                                                 3236 Scott Blvd, Santa Clara, CA
                                                 3560 Bassett Street, Santa Clara, CA
                                                 3570 Bassett Street, Santa Clara, CA
                                                 3580 Bassett Street, Santa Clara, CA
                                                 1135 Kern Avenue, Sunnyvale, CA
                                                 1212 Bordeaux Lane, Sunnyvale, CA
                                                 1230 E. Arques, Sunnyvale, CA
                                                 1250 E. Arques, Sunnyvale, CA
                                                 1170 Morse Avenue, Sunnyvale, CA
                                                 3540 Bassett Street, Santa Clara, CA
                                                 3542 Bassett Street, Santa Clara, CA
                                                 3544 Bassett Street, Santa Clara, CA
                                                 3550Bassett Street, Santa Clara, CA
                                                                                            ---------------
Mortgage Notes Payable Subtotal                                                                131,560
                                                                                            ---------------
                    TOTAL
                                                                                              $207,286
                                                                                            ===============

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in March 2002.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.

CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

The following table presents certain projected information at March 31, 2001 concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg land holdings option agreement.

                                                Approximate
                                               Rentable Area                                     Total Estimated
Property                        Building       (Square Feet)     Anticipated Acquisition Date  Acquisition Value (1)
------------------------------ ------------ -------------------- ----------------------------- ---------------------
BERG LAND HOLDINGS OPTION
UNDER DEVELOPMENT                                                                              (dollars in thousands)
Creekside                           1             65,000                 2nd Quarter 2001           $  9,000
Caspian (Phase II)                  1            100,000                 2nd Quarter 2001             14,900
Morgan Hill (JV I) (2)              2            211,000                 2nd Quarter 2001             22,000
5550 Hellyer                        1             79,800                 2nd Quarter 2001             10,200
Silver Creek                        4            346,000                 3rd Quarter 2001             40,500
5750 Hellyer                        1             73,312                 3rd Quarter 2001             10,100
5535 Hellyer                        1            125,000                 4th Quarter 2001             15,400
Morgan Hill (JV II) (2)             1             60,000                 4th Quarter 2001              5,700
Morgan Hill (JV III) (2)            1             40,000                 4th Quarter 2001              4,000
Morgan Hill (JV IV) (2)             2            160,000                 4th Quarter 2001             17,500
Piercy & Hellyer                    2            130,000                 4th Quarter 2001             14,900
Piercy & Hellyer                    1             65,000                 4th Quarter 2001              8,700
Piercy & Hellyer                    1            105,000                 4th Quarter 2001             13,200
                                   --          ---------                                            --------
               Subtotal            19          1,560,112                                            $186,100

AVAILABLE LAND
Morgan Hill (2)                                  490,000
King Ranch                                       248,500
Piercy & Hellyer                                 458,000
Fremont & Cushing                                387,000
Evergreen                                      2,480,000
                                               ---------
              Subtotal                         4,063,500


TOTAL                              19          5,623,612                                            $186,100
                                   ==          =========                                            ========


(1) The Estimated Acquisition Value represents the estimated cash price for acquiring the projects under the terms of the Berg land holdings option agreement, which may differ from the actual acquisition cost as determined under GAAP, if O.P Units or any other securities based on the market value of our common stock are issued in the transaction.
(2) The Company expects to own an approximate 50% interest in the partnership through one of its operating partnerships. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties.

Pursuant to the Berg land holdings option agreement between the Company and the Berg Group, the Company currently has the option to acquire any future R&D, office and industrial property developed by the Berg Group on land it currently owns or has under option, or acquires for these purposes in the future, directly or indirectly by certain members of the Berg Group.

The time required to complete the leasing of developments varies from project to project. The acquisition dates and acquisition costs set forth in the table are only estimates by management. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above would be realized. No estimate can be given at this time as to our total cost to acquire projects under the Berg land holdings option agreement, nor can we be certain of the period in which we will acquire any of the projects.

Although the Company expects to acquire the new properties available to it under the terms of the Berg land holdings option agreement, subsequent to the approval by the independent directors committee, there can be no assurance that the Company actually will consummate any intended transactions, including all of those discussed above. Furthermore, the Company has not yet determined the means by which it would acquire and pay for any such properties or the impact of any of the acquisitions on its business, results of operations, financial condition, FFO or available cash for distribution.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the three months ended March 31, 2001 was $22.3 million compared to $13.9 million for the same period in 2000, a 60% increase. The change was a direct result of rent increases and newly acquired properties.

Net cash used in investing activities was approximately $654 and $900 for the three months ended March 31, 2001 and 2000, respectively, a 27% decrease. Of the $654 net cash used in investing activities, $154 were related to tenant improvements and $500 from the Xilinx agreement.

Net cash used in financing activities was $26.3 million for the three months ended March 31, 2001 compared to $19.6 million for the same period in 2000, a 34% increase. During the three months ended March 31, 2001, the Company paid its debt outstanding and made distributions to holders of its common stock and the O.P. Units by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1995 through December 31, 2000, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties that were owned or controlled by members of the Berg Group prior to July 1, 1998 averaged approximately $1.75 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $3.0 million during 2001. The Company believes it will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

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

The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties.

The minority interest in earnings for unrelated parties are deducted from total minority interest in earnings in calculating FFO.

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three months ended March 31, 2001 and 2000 are summarized in the table below:


                                            Three Months Ended March 31,
                                      ------------------------------------------
                                             2001                   2000
                                      -------------------     ------------------
                                                (Dollars in thousands)
           Net income                             $4,219                 $2,631
           Add:
               Minority interest (1)              20,916                 11,832
               Depreciation                        4,102                  3,633
           Less:
               Gain on sale of real estate         3,101                      -
                                      -------------------     ------------------
           FFO                                   $26,136                $18,096
                                      ===================     ==================

(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.


DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders and O.P. Unit holders based upon total funds available for distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three months ended March 31, 2001 and 2000 are as follows:


                                             Three Months Ended March 31,
                                      -------------------------------------------
                                             2001                    2000
                                      --------------------    -------------------
                                                 (Dollars in thousands)
           FFO                                    $26,136                $18,096
           Less:
               Straight-line rents                  2,089                    969
               Leasing commissions                    163                    150
               Capital expenditures                   154                    900
                                      --------------------    -------------------
           FAD                                    $23,730                $16,077
                                      ====================    ===================

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

The Company anticipates that FAD will exceed earnings and profits for federal income tax purposes, as the latter figure is reduced by non-cash expenses, such as depreciation and amortization, that the Company will incur. Distributions, other than capital gain distributions, by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as a taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period. The Company anticipates that a substantial percentage of the distributions to stockholders for the year ending December 31, 2001 will constitute taxable ordinary dividend income to its shareholders.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred since the Annual Report on Form 10-K for the year ended December 31, 2000.


================================================================================

PART II - OTHER INFORMATION

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


                                      Mission West Properties, Inc.
                                      (Registrant)


Date: May 14, 2001                    By:    /s/ Wayne N. Pham
                                      ------------------------------------------
                                      Wayne N. Pham
                                      Vice President of Finance and Controller
                                      (Principal Accounting Officer and Duly
                                      Authorized Officer)