Form 10-Q
period 2001-06-30
MISSION WEST PROPERTIES INC
filed 2001-08-10
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

               17,120,279 shares outstanding as of August 9, 2001

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 31, 2001


                                      INDEX


                                                                                                                     Page
PART I        Financial Information

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30, 2001 (unaudited)
              and December 31, 2000....................................................................................3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 2001 and 2000 (unaudited)..................................................4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2001 and 2000 (unaudited)......................................................5

              Notes to Consolidated Financial Statements...............................................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................................18


PART II       Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................19


Signatures............................................................................................................20

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                    ---------

                                                                                   June 30, 2001         December 31, 2000
                                                                               ----------------------  ----------------------
                                                                                    (Unaudited)
                                    ASSETS
Real estate assets, at cost
    Land                                                                                $ 205,489             $ 187,219
    Buildings                                                                             671,293               654,259
                                                                               ----------------------  ----------------------
                                                                                          876,782               841,478
    Less accumulated depreciation                                                         (42,088)              (34,022)
                                                                               ----------------------  ----------------------
       Net real estate assets                                                             834,694               807,456
Cash and cash equivalents                                                                   5,724                 4,691
Deferred rent                                                                              15,196                10,869
Other assets                                                                               11,740                 3,894
                                                                               ----------------------  ----------------------
       Total assets                                                                      $867,354              $826,910
                                                                               ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                    $  66,895             $  50,886
    Mortgage notes payable                                                                128,384               132,055
    Mortgage notes payable (related parties)                                               11,510                11,643
    Interest payable                                                                          345                   347
    Security deposits                                                                       5,620                 4,801
    Prepaid rental income                                                                  11,948                11,298
    Dividends/distributions payable                                                        22,428                19,115
    Refundable option payment                                                              19,835                20,835
    Accounts payable and accrued expenses                                                   3,941                 4,525
                                                                               ----------------------  ----------------------
       Total liabilities                                                                  270,906               255,505

Commitments and contingencies (Note 9)

Minority interest                                                                         492,279               469,332

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares
       authorized, none issued and outstanding                                                  -                     -
    Common stock, $.001 par value, 200,000,000 shares
       authorized, 17,120,276 and 17,025,365 shares issued and
       outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                                            17                    17
    Paid-in-capital                                                                       124,036               123,136
    Accumulated deficit                                                                   (19,884)              (21,080)
                                                                               ----------------------  ----------------------
       Total stockholders' equity                                                         104,169               102,073
                                                                               ----------------------  ----------------------
       Total liabilities and stockholders' equity                                       $ 867,354             $ 826,910
                                                                               ======================  ======================


        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                  Three months ended June 30,               Six months ended June 30,
                                                   2001                2000                 2001                 2000
                                            ------------------- -------------------- -------------------- --------------------
Revenues:
   Rental revenues from real estate                $ 31,654             $ 23,899            $ 61,333              $ 45,134
   Tenant reimbursements                              3,756                2,930               7,245                 6,443
   Other income, including interest and
      gain on sale of assets                            825                  643               4,442                   829
                                            ------------------- -------------------- -------------------- --------------------
        Total revenues                               36,235               27,472              73,020                52,406
                                            ------------------- -------------------- -------------------- --------------------

Expenses:
   Operating expenses                                 1,717                1,403               2,942                 2,496
   Real estate taxes                                  2,576                2,065               4,897                 4,439
   Depreciation of real estate                        4,165                3,863               8,267                 7,495
   General and administrative                           483                  206                 801                   570
   Interest                                           2,216                2,246               4,426                 4,503
   Interest (related parties)                         1,163                1,134               2,463                 1,885
                                            ------------------- -------------------- -------------------- --------------------
        Total expenses                               12,320               10,917              23,796                21,388
                                            ------------------- -------------------- -------------------- --------------------

Income before minority interest                      23,915               16,555              49,224                31,018
Minority interest                                    19,932               13,625              41,022                25,457
                                            ------------------- -------------------- -------------------- --------------------
        Net income to common stockholders          $  3,983             $  2,930            $  8,202              $  5,561
                                            =================== ==================== ==================== ====================
Basic net income per share                         $   0.23             $   0.17            $   0.48              $   0.33
                                            =================== ==================== ==================== ====================
Diluted net income per share                       $   0.23             $   0.17            $   0.47              $   0.33
                                            =================== ==================== ==================== ====================
Weighted average number of
  common shares outstanding (basic)              17,093,710           17,025,365          17,065,612            17,007,859
                                            =================== ==================== ==================== ====================
Weighted average number of
  common shares outstanding (diluted)            17,308,601           17,113,346          17,293,484            17,081,696
                                            =================== ==================== ==================== ====================






        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                               Six months ended June 30,
                                                                                         -------------------------------------
                                                                                               2001               2000
                                                                                         ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                             $    8,202        $     5,561
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                   41,022             25,457
            Depreciation                                                                         8,267              7,495
            Gain on sale of real estate                                                         (3,102)                 -
            Gain on sale of securities                                                               -                501
            Other                                                                                  105                 17
     Changes in assets and liabilities:
            Deferred rent                                                                       (4,327)            (1,326)
            Other assets                                                                          (253)            (1,025)
            Interest payable                                                                        (2)                 -
            Security deposits                                                                      819              1,313
            Prepaid rental income                                                                  650              4,419
            Accounts payable and accrued expenses                                                   93                579
                                                                                         ------------------ ------------------
     Net cash provided by operating activities                                                  51,474             42,991
                                                                                         ------------------ ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                           (324)            (1,148)
     Refundable option payment                                                                  (1,000)                 -
     Proceeds from sale of real estate                                                          23,130                  -
     Restricted cash exchanged for properties                                                  (23,130)                 -
                                                                                         ------------------ ------------------
     Net cash used in investing activities                                                      (1,324)            (1,148)
                                                                                         ------------------ ------------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                                               (3,671)              (931)
     Principal payments on mortgage notes payable (related parties)                               (133)                 -
     Net payments under line of credit (related parties)                                       (38,505)           (34,984)
     Proceeds from stock options exercised                                                         457                290
     Minority interest distributions                                                              (789)              (896)
     Dividends paid                                                                             (6,476)            (5,098)
                                                                                         ------------------ ------------------
     Net cash used in financing activities                                                     (49,117)           (41,619)
                                                                                         ------------------ ------------------
     Net increase in cash and cash equivalents                                                   1,033                224
Cash and cash equivalents, beginning                                                             4,691              6,553
                                                                                         ------------------ ------------------
Cash and cash equivalents, ending                                                           $    5,724         $    6,777
                                                                                         ================== ==================

Supplemental information:
     Cash paid for interest                                                                 $    6,839        $     6,344
                                                                                         ================== ==================
Supplemental schedule of non-cash investing and financing activities:
     Advances under line of credit (related parties)                                        $   30,289        $    21,983
                                                                                         ================== ==================
     Debt incurred in connection with property acquisitions                                 $   22,973        $    36,068
                                                                                         ================== ==================
     Assumption of other liabilities in connection with property acquisitions               $        -        $     2,372
                                                                                         ================== ==================
     Issuance of operating partnership units in connection with property acquisitions       $   17,442        $    40,587
                                                                                         ================== ==================



        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Amounts in thousands, except share, per share, square footage and operating partnership unit amounts)
                                   (Unaudited)
                                    ---------


1.   Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries including the operating partnerships (the "Company"). All significant intercompany balances have been eliminated in consolidation.

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of June 30, 2001. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2001.


2.   Real Estate

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 341 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, Operating Partnership ("O.P.") Units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of June 30, 2001, the Company had completed eleven acquisitions under the Berg land holdings option agreement representing approximately 1,154,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg land holdings option agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer
     Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the independent directors committee.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing of the Company's acquisition of any of such projects. However, the Berg Group currently has 13 properties under development with a total of approximately 1,250,000 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. Of the 13 properties, six are joint ventures in which the Berg Group holds an approximately 50% interest. The joint venture properties represent a total of approximately 541,000 rentable square feet. As of June 30, 2001, the estimated acquisition price to the operating partnerships for these 13 projects would be approximately $139,700. The final acquisition price of these 13 properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 261 additional acres of land currently controlled by the Berg Group, which could support approximately 4.2 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group's percentage ownership interest in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon, and Washington.

     PROPERTY ACQUISITIONS
     Effective January 1, 2001, the Company acquired an approximately 131,500 rentable square foot newly constructed R&D building located at 5325 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $15,472. The Company acquired this property by borrowing $9,000 under its line of credit from the Berg Group and issuing 464,452 O.P. Units to various members of the Berg Group.

     Effective February 1, 2001, the Company acquired an approximately 117,740 rentable square foot newly constructed R&D building located at 5500 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $17,809. The Company acquired this property by borrowing $11,000 under its line of credit from the Berg Group and issuing 506,599 O.P. Units to various members of the Berg Group.

     Effective April 1, 2001, the Company acquired an approximately 59,400 rentable square foot property located at 245 Caspian Drive in Sunnyvale, California from the Berg Group in a tax-deferred exchange. The total acquisition price for this property was $13,388. The Company funded the acquisition with proceeds from a property disposition that were held as restricted cash for the use in tax-deferred property exchanges and was included in restricted cash at March 31, 2001. No debt or O.P. Units were issued for this acquisition. The lessee of the property has not authorized the completion of construction of the building as of June 30, 2001. The Berg Group has the obligation to build the building upon the request of the lessee at no cost to the Company. The lessee of the property has a 15-year lease and is making the lease payments on the property.

     Effective May 1, 2001, the Company acquired an approximately 67,912 rentable square foot newly constructed R&D building located at 855 Branham Lane East in San Jose, California from the Berg Group in a tax-deferred exchange. The total acquisition price for this property was $9,809. The Company funded the acquisition with proceeds from a property disposition that were held as restricted cash for the use in tax-deferred property exchanges and was included in restricted cash at March 31, 2001. No debt or O.P. Units were issued for this acquisition.

     Effective June 1, 2001, the Company acquired an approximately 78,794 rentable square foot newly constructed R&D building located at 5550 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $7,134. The Company acquired this property by borrowing $2,973 under its line of credit from the Berg Group and issuing 314,156 O.P. Units to various members of the Berg Group.

     PROPERTY DISPOSITION
     In January 2001, the Company completed the sale of 200,484 rentable square feet of the R&D property at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which exercised its purchase option in November 2000. The Company realized a gain of $3,102, which is included in other income, on the total sale price of $23,130.

3.   Restricted Cash

     At March 31, 2001, restricted cash represents proceeds from a property sale and interest income being held in a separate cash account at a trust company in order to preserve the Company's option of reinvesting the proceeds on a tax-deferred basis. On June 25, 2001, the proceeds were used in an exchange for two properties as discussed above in Note 2, "Property Acquisitions."

4.   Stock Transactions

     During the six months ended June 30, 2001, stock options to purchase 14,588 shares of common stock were exercised at $4.50 per share, stock options to purchase 38,000 shares of common stock were exercised at $8.25 per share, and stock options to purchase 6,000 shares of common stock were exercised at $13.00 per share. Total proceeds to the Company were $457. Also one minority interest holder exchanged 36,323 O.P. Units, under the exchange rights agreement, for the Company's common stock on an exchange ratio of 1:1.

5.   Other Income

     As explained in Note 2 "Property Disposition" above, the Company realized a gain of $3,102 on the total sale price of $23,130 in the first quarter of 2001. Interest income generated from the proceeds was approximately $481 for the six months ended June 30, 2001.

6.   Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                        -------------------------------    -------------------------------
                                                              2001            2000               2001            2000
                                                        --------------    -------------    --------------    -------------
Weighted average shares outstanding (basic)               17,093,710       17,025,365        17,065,612       17,007,859
Incremental shares from assumed option exercise              214,891           87,981           227,872           73,837
                                                        --------------    -------------    --------------    -------------
Weighted average shares outstanding (diluted)             17,308,601       17,113,346        17,293,484       17,081,696
                                                        ==============    =============    ==============    =============

     The outstanding O.P. Units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at June 30, 2001 and 2000 was 84,824,911 and 81,200,850, respectively.

7.   Related Party Transactions

     As of June 30, 2001, the Berg Group owned 79,364,181 O.P. Units. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of June 30, 2001 represented approximately 78% of the equity interests of the Company, assuming conversion of the 84,824,911 O.P. Units outstanding into the common stock of the Company.

     As of June 30, 2001, debt in the amount of $66,895 was due the Berg Group under the line of credit established March 1, 2000. The $50,000 line of credit from the Berg Group was increased to $75,000 effective April 1, 2000. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30%, and matures in March 2002. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of June 30, 2001, debt in the amount of $11,510 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in 2003.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $20 for the three months ended June 30, 2001 and 2000, and $43 and $40 for the six months ended June 30, 2001 and 2000, respectively.

8.   Subsequent Events

     On July 12, 2001 the Company paid $0.22 per share dividend on its common stock to all common stockholders of record as of June 29, 2001. On the same date, the operating partnerships paid a distribution of $0.22 per O.P. Unit.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2001, the Company owned and managed 93 properties totaling approximately 6.4 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from the Company are Microsoft Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), Apple Computer, Inc. and JDS Uniphase Corporation. For federal income tax purposes the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since 1999.

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

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2001 to the three and six months ended June 30, 2000.

As of June 30, 2001, the Company, through its controlling interests in the operating partnerships, owned 93 properties totaling approximately 6.4 million square feet compared to 86 properties totaling approximately 5.9 million square feet owned by the Company as of June 30, 2000. This represents an increase of approximately 8% in total rentable square footage from one year ago. The increase resulted from the following acquisitions less the disposition of 200,484 rentable square feet at 4949 Hellyer Avenue as discussed under Note 2 of Notes to Consolidated Financial Statements, "Property Disposition":

               Date of                                                   Rentable Square
             Acquisition                      Address                        Footage
          -------------------    ----------------------------------     ------------------
                07/00            5400 Hellyer Avenue                          77,184
                10/00            45365 Northport Loop                         64,218
                12/00            1768 Automation Parkway                     110,592
                01/01            5325 Hellyer Avenue                         131,500
                02/01            5500 Hellyer Avenue                         117,740
                04/01            245 Caspian Drive (1)                        59,400
                05/01            855 Branham Lane East                        67,912
                06/01            5550 Hellyer Avenue                          78,794
                                                                        ------------------
                                                                             707,340
                                                                        ==================


(1) The lessee of the property has not authorized the completion of construction of the building as of June 30, 2001. The Berg Group has the obligation to build the building upon the request of the lessee at no cost to the Company. The lessee of the property has a 15-year lease and is making the lease payments on the property.

The following tables reflect the increase in the Company's rental revenues for the three and six months ended June 30, 2001 over rental revenues for the comparable three and six months in 2000:

                                                          Three months ended June 30,
                                     -----------------------------------------------------------------------
                                         2001             2000            $ Change       Percentage Change
                                     -------------    -------------     -------------    -------------------
                                                    ($ in thousands)

          Same Property (1)               $17,293          $14,758           $ 2,535            17.2%
          1998 Acquisitions                   582              586               (4)               -
          1999 Acquisitions                 6,512            5,718               794            13.9%
          2000 Acquisitions (2)             5,089            2,836             2,253            79.4%
          2001 Acquisitions                 2,178                -             2,178           100.0%
                                     -------------    -------------     -------------
                                          $31,654          $23,898           $ 7,756            32.5%
                                     =============    =============     =============


                                                           Six months ended June 30,
                                     -----------------------------------------------------------------------
                                         2001             2000            $ Change       Percentage Change
                                     -------------    -------------     -------------    -------------------
                                                    ($ in thousands)

          Same Property (1)               $33,340          $28,420           $ 4,920            17.3%
          1998 Acquisitions                 1,165            1,171               (6)               -
          1999 Acquisitions                13,037           11,939             1,098             9.2%
          2000 Acquisitions (2)            10,177            3,604             6,573           182.4%
          2001 Acquisitions                 3,614                -             3,614           100.0%
                                     -------------    -------------     -------------
                                          $61,333          $45,134           $16,199            35.9%
                                     =============    =============     =============

(1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of June 30, 2001.
(2) The difference in comparison of 2000 acquisitions is due to the timing of the acquired property during the year 2000.

For the quarter ended June 30, 2001, rental revenues increased by $7.75 million from $23.90 million for the three months ended June 30, 2000 to $31.65 million for the same period of 2001. Of the $7.75 million increase in rental revenues, $2.53 million resulted from the Company's "Same Property" portfolio, $0.79 million resulted from properties acquired in 1999, $2.25 million resulted from properties acquired in 2000, and $2.18 million resulted from properties acquired in 2001. Rental revenues increased by $16.20 million from $45.13 million for the six months ended June 30, 2000 to $61.33 million for the same period of 2001. Of the $16.20 million increase in rental revenues, $4.92 million was generated by the Company's "Same Property" portfolio, $1.10 million was generated by properties acquired in 1999, $6.57 million was generated by properties acquired in 2000, and $3.61 million resulted from properties acquired in 2001.

Tenant reimbursements increased by $0.83 million, or 28% from $2.93 million for the three months ended June 30, 2000 to $3.76 million for the three months ended June 30, 2001. Operating expenses and real estate taxes, on a combined basis, increased by $0.82 million, or 24% from $3.47 million to $4.29 million for the three months ended June 30, 2000 and 2001, respectively. Tenant reimbursements increased by $0.80 million, or 12% from $6.44 million for the six months ended June 30, 2000 to $7.24 million for the six months ended June 30, 2001. Operating expenses and real estate taxes, on a combined basis, increased by $0.91 million, or 13% from $6.93 million to $7.84 million for the six months ended June 30, 2000 and 2001, respectively. The increases in all categories resulted primarily from the increase in the total rentable square footage during the periods presented.

Depreciation expense increased by $302,000 and $772,000 for the three and six-month period ended June 30, 2001, respectively, over the same period a year ago. The increase was attributable to the acquisition of eight R&D properties since June 30, 2000.

Interest expense decreased by $30,000 or 1% from $2.25 million for the three months ended June 30, 2000 to $2.22 million for the three months ended June 30, 2001 due to debt repayment. Interest expense (related parties) increased by $30,000 or 3% from $1.13 million for the three months ended June 30, 2000 to $1.16 million for the three months ended June 30, 2001 from increased borrowing under the Berg Group line of credit for property acquisitions. As a result, overall interest expense (including amounts to related parties) for the quarter ended June 30, 2001 slightly changed compared to the second quarter a year ago. Interest expense decreased by $70,000 or 2% from $4.50 million for the six months ended June 30, 2000 to $4.43 million for the six months ended June 30, 2001. Interest expense (related parties) increased by $580,000 or 31% from $1.88 million for the six months ended June 30, 2000 to $2.46 million for the six months ended June 30, 2001. Overall interest expense for the six months ended June 30, 2001 increased by $501,000 compared to the six months ended June 30, 2000. The eight R&D property acquisitions increased total debt outstanding, including amounts due related parties, by $18.68 million, or 10% from $188.11 million as of June 30, 2000 to $206.79 million as of June 30, 2001. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions and as it seeks alternative sources of credit.

The minority interest portion of income was $19.93 million, resulting in net income to stockholders of $3.98 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, the minority interest portion of income was $41.02 million, resulting in net income to stockholders of $8.20 million. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was 83% as of June 30, 2001 and 2000.

RECENT RENTAL MARKET DEVELOPMENTS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly during the first half of 2001, most noticeably in the last quarter, after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 3.6% in late 2000 to 10.2% at the end of the second quarter of 2001. The total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2001 amounted to 15.7 million square feet of which 48% or 7.5 million square feet was sublease space. Total net absorption in 2000 amounted to approximately 12.8 million square feet. During the first six months of 2001 there was a total negative net absorption of approximately (9.1) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets. Rent and vacancy rates vary considerably by submarket and location within each submarket. The Company's average occupancy rate for the three and six-month periods ended June 30, 2001 was 98% and 99%, respectively. The Company does not currently anticipate a material decline in occupancy or rental rates for its existing R&D properties. Nonetheless, the Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

In January 2001, the Company completed the sale of 200,484 rentable square feet of the R&D property at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which exercised its purchase option in November 2000. The Company realized a gain of $3,102, which is included in other income, on the total sale price of $23,130. The proceeds were held as restricted cash to be used in tax-deferred property exchanges.

During the first six months of 2001, the Company acquired three additional properties representing approximately 328,000 rentable square feet of R&D properties located in Silicon Valley. These properties were acquired from the Berg Group under the Berg land holdings option agreement. The aggregate acquisition price for these properties was approximately $40.4 million. The Company financed these acquisitions by a) borrowing $23.0 million under the Berg Group line of credit; and b) the issuance of 1,285,207 O.P. Units. In addition to the acquisitions, the Company also acquired two R&D properties representing 127,312 rentable square feet for approximately $23.2 million in a tax-deferred exchange. The lessee for one of these tax-deferred exchanged properties has not authorized the completion of construction of the building as of June 30, 2001. The Berg Group has the obligation to build the building upon the request of the lessee at no cost to the Company. The lessee of the property has a 15-year lease and is making the lease payments on the property. The Company funded the acquisitions with proceeds from a property disposition that were held as restricted cash for the use in tax-deferred property exchanges and was included in restricted cash at March 31, 2001. No debt or O.P. Units were issued for these acquisitions.

During the six months ended June 30, 2001, stock options to purchase 14,588 shares of common stock were exercised at $4.50 per share, stock options to purchase 38,000 shares of common stock were exercised at $8.25 per share, and stock options to purchase 6,000 shares of common stock were exercised at $13.00 per share. Total proceeds to the Company were approximately $457,000. Also one minority interest holder exchanged 36,323 O.P. Units, under the exchange rights agreement, for the Company's common stock on an exchange ratio of 1:1.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders and unitholders, debt service, leasing commissions and recurring capital expenditures to come from Funds from Operations ("FFO") and/or the Berg Group line of credit. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2001. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet any short-term obligations or other liquidity needs based on the line of credit (related parties).

The Company's $50 million line of credit with Wells Fargo Bank expired on February 29, 2000 and was repaid with proceeds from and replaced by a $50 million line of credit from the Berg Group. On April 1, 2000, the $50 million credit line with the Berg Group was increased to $75 million with all other terms remaining the same. The Berg Group line of credit is currently collateralized by seven properties, bears interest at LIBOR plus 1.30%, and matures in March 2002. The Company is continually evaluating alternative sources of credit. There can be no assurance that the Company will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and its cost of borrowing could increase substantially. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from Wells Fargo or similar lenders.

On May 17, 2001, the Company obtained a $5 million variable rate revolving line of credit loan from Cupertino National Bank. The loan, maturing May 17, 2002, bears an initial interest rate of 7% that is subject to change from time to time based on the changes in the Prime Rate. The Company paid a loan fee of $10,000 and expects to use the loan for general business purposes. At June 30, 2001, the Cupertino National Bank line of credit had a zero outstanding balance.

At June 30, 2001, the Company had total indebtedness of $206.8 million, including $128.4 million of fixed rate mortgage debt, $11.5 million under the Berg Group mortgage note (related parties), and $66.9 million under the Berg Group line of credit (related parties). During the second quarter the Company paid approximately $2.7 million to close out one of its outstanding debt to Mellon Mortgage Company, which matured in June 2001.

As of June 30, 2001, the Company's Debt to Total Market Capitalization ratio was approximately 14.3%. The Company computed this ratio by dividing the Company's total debt outstanding by the sum of this debt plus the market value of common stock (based upon the closing price of $12.10 per share on June 29, 2001) on a fully diluted basis, taking into account the conversion of all O.P. Units into common stock. On June 29, 2001, the last trading day during the period, Total Market Capitalization was approximately $1.4 billion.

MORTGAGE DEBT

The following table sets forth certain information regarding debt outstanding as of June 30, 2001:

                                                                                                           Maturity     Interest
            Debt Description                      Collateral Properties                      Balance         Date         Rate
-------------------------------------------  --------------------------------            ---------------  -----------  -----------
                                                                                         ($ in thousands)
Line of Credit:
Berg Group (related parties)                 2033-2043 Samaritan Drive, San  Jose, CA      $  66,895          3/02          (1)

                                                                                         ---------------
                                             2133 Samaritan Drive, San Jose,CA
                                             2233-2243 Samaritan Drive, San Jose, CA
                                             1310-1450 McCandless Drive, Milpitas, CA
                                             1315-1375 McCandless Drive, Milpitas, CA
                                             1650-1690 McCandless Drive, Milpitas, CA
                                             1650-1690 McCandless Drive,Milpitas, CA

Mortgage Notes Payable (related parties):    5300 & 5350 Hellyer Avenue, San Jose, CA         11,510          6/10         7.65%
                                                                                         ---------------
Mortgage Notes Payable:
Prudential Capital Group                     20400 Mariani Avenue, Cupertino, CA               1,678          4/09         8.75%
New York Life Insurance Company              10440 Bubb Road, Cupertino, CA                      363          9/09        9.625%
Home Savings & Loan Association              10460 Bubb Road, Cupertino, CA                      393         12/06         9.50%
Prudential Insurance Company of America      10300 Bubb Road, Cupertino, CA                  125,950(2)      10/08         6.56%
                                             10500 N. DeAnza Blvd, Cupertino, CA
                                             4050 Starboard Drive, Fremont, CA
                                             45700 Northport Loop, Fremont, CA
                                             45738 Northport Loop, Fremont, CA
                                             450-460 National Avenue, Mountain View, CA
                                             6311 San Ignacio Avenue, San Jose, CA
                                             6321 San Ignacio Avenue, San Jose, CA
                                             6325 San Ignacio Avenue, San Jose, CA
                                             6331 San Ignacio Avenue, San Jose, CA
                                             6341 San Ignacio Avenue, San Jose, CA
                                             6351 San Ignacio Avenue, San Jose, CA
                                             3236 Scott Blvd, Santa Clara, CA
                                             3560 Bassett Street, Santa Clara, CA
                                             3570 Bassett Street, Santa Clara, CA
                                             3580 Bassett Street, Santa Clara, CA
                                             1135 Kern Avenue, Sunnyvale, CA
                                             1212 Bordeaux Lane, Sunnyvale, CA
                                             1230 E. Arques, Sunnyvale, CA
                                             1250 E. Arques, Sunnyvale, CA
                                             1170 Morse Avenue, Sunnyvale, CA
                                             1600 Memorex Drive, Santa Clara, CA
                                             1688 Richard Avenue, Santa Clara, CA
                                             1700 Richard Avenue, Santa Clara, CA
                                             3540 Bassett Street, Santa Clara, CA
                                             3542 Bassett Street, Santa Clara, CA
                                             3544 Bassett Street, Santa Clara, CA
                                             3550 Bassett Street, Santa Clara, CA
                                                                                         ---------------
Mortgage Notes Payable Subtotal                                                              128,384
                                                                                         ---------------
                    Total                                                                  $ 206,789
                                                                                         ===============


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2002.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.

CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

The following table presents certain projected information at June 30, 2001 concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg land holdings option agreement.

                                                Approximate
                                Number of      Rentable Area                                     Total Estimated
Property                        Buildings      (Square Feet)     Anticipated Acquisition Date   Acquisition Value(1)
------------------------------ ------------ -------------------- ----------------------------- ---------------------
                                                                                                  ($ in thousands)
Berg Land Holdings Option
Under Development
Silver Creek                        4            346,000                 3rd Quarter 2001          $  44,800
5750 Hellyer                        1             73,312                 3rd Quarter 2001              7,100
Morgan Hill (JV I) (2)              1            155,000                 3rd Quarter 2001             13,500
Morgan Hill (JV IA) (2)             1            126,000                 3rd Quarter 2001              8,600
Morgan Hill (JV IV) (2)             2            160,000                 4th Quarter 2001             19,100
5345 Hellyer                        1            125,000                 1st Quarter 2002             15,400
Piercy & Hellyer                    1            165,000                 3rd Quarter 2002             21,500
Morgan Hill (JV II) (2) (3)         1             60,000                 4th Quarter 2002              5,700
Morgan Hill (JV III) (2) (3)        1             40,000                 4th Quarter 2002              4,000
                                   --          ---------                                             -------
               Subtotal            13          1,250,312                                             139,700

Available Land
Construction in Progress (3)                     490,000
Piercy & Hellyer                                 165,000
Morgan Hill (2)                                  420,000
King Ranch                                       248,500
Fremont & Cushing                                387,000
Evergreen                                      2,480,000
                                               ---------
              Subtotal                         4,190,500

TOTAL                              13          5,440,812                                            $139,700
                                   ==          =========                                            ========

(1) The estimated acquisition value represents the estimated cash price for acquiring the projects under the terms of the Berg land holdings option agreement, which may differ from the actual acquisition cost as determined under GAAP, if O.P Units or any other securities based on the market value of our common stock are issued in the transaction.
(2) The Company expects to own an approximate 50% interest in the partnership through one of its operating partnerships. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties.
(3)  Unleased.


Pursuant to the Berg land holdings option agreement between the Company and the Berg Group, the Company currently has the option to acquire any future R&D, office and industrial property developed by the Berg Group on land it currently owns or has under option, or acquires for these purposes in the future, directly or indirectly by certain members of the Berg Group.

The time required to complete the leasing of developments varies from project to project. The acquisition dates and acquisition costs set forth in the table are only estimates by management. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above would be realized. No estimate can be given at this time as to the Company's total cost to acquire projects under the Berg land holdings option agreement, nor can we be certain of the period in which we will acquire any of the projects.

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

For example, the Berg Group recently informed the Company that tenants under five R&D properties being developed by the Berg Group were unlikely to perform under their existing leases. The five properties represent a total of approximately 422,000 rentable square feet that the Company had intended to purchase for approximately $62.0 million by exercising its option under the Berg land holdings option agreement. The Company has no obligation to purchase these properties, however, and failure to acquire them when originally anticipated will not adversely impact the Company's financial condition or current operating results. The Company does not expect to acquire any of these properties, if at all, until each property is fully completed and leased by a tenant capable of performing its lease obligations. Management considers this unlikely in the near term and believes the Company will not receive as much as $2.0 million additional rental revenues that it had projected for the fourth quarter of this year. If none of these properties are acquired by the Company next year, the Company will forego as much as $18.0 million of anticipated additional revenues in 2002. The Berg Group will continue to own and bear the entire risk with respect to those properties, and will receive any rent that these tenants pay if their existing obligations under the leases are enforced successfully or settled by partial payment.

In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past six months. Consequently, the Company believes that the projected acquisition dates for other development properties subject to the Berg land holdings option agreement may be delayed significantly. Such delays could reduce future growth in revenues, operating income and funds available for distribution ("FAD").

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the six months ended June 30, 2001 was $51.5 million compared to $43.0 million for the same period in 2000, a 20% increase. The change was a direct result of rent increases and newly acquired properties.

Net cash used in investing  activities was  approximately  $1.3 million and $1.1 million for the six months ended June 30, 2001 and 2000, respectively, an 18% increase. Of the $1.3 million net cash used in investing activities, $324 were related to tenant improvements and $1.0 million related to the Xilinx agreement.

Net cash used in financing activities was $49.1 million for the six months ended June 30, 2001 compared to $41.6 million for the same period in 2000, an 18% increase. Of the $49.1 million net cash used in financing activities, $42.3 million were used to pay outstanding debt, $789,000 for minority interest distributions, $6.5 million for dividend payments, and $457,000 received from exercised stock options. During the six months ended June 30, 2001, the Company paid its debt outstanding and made distributions to holders of its common stock and O.P. Units by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1995 through December 31, 2000, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties that were owned or controlled by members of the Berg Group prior to July 1, 1998 averaged approximately $1.75 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $2.0 million during 2001. The Company believes it will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three and six months ended June 30, 2001 and 2000 are summarized in the tables below:

                                  Three Months Ended June 30,                     Six Months Ended June 30,
                            -----------------------------------------     ------------------------------------------
                                  2001                   2000                    2001                   2000
                            ------------------     ------------------     -------------------    -------------------
                                        ($ in thousands)                              ($ in thousands)
Net income                            $3,983                 $2,930                  $8,202                 $5,561
Add:
    Minority interest (1)             19,779                 13,558                  40,696                 25,390
    Depreciation                       4,165                  3,863                   8,267                  7,495
Less:
    Gain on sale of assets                 -                    501                   3,102                    501
                            ------------------     ------------------     -------------------    -------------------
FFO                                  $27,927                $19,850                 $54,063                $37,945
                            ==================     ==================     ===================    ===================


(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.


DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders and O.P. Unit holders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less straight-lined rents, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three and six months ended June 30, 2001 and 2000 are as follows:



                                   Three Months Ended June 30,                     Six Months Ended June 30,
                            ------------------------------------------     ------------------------------------------
                                   2001                   2000                    2001                   2000
                            -------------------    -------------------     -------------------    -------------------
                                        ($ in thousands)                               ($ in thousands)
FFO                                   $27,927                $19,850                 $54,063                $37,945
Less:
    Straight-line rents                 2,238                    357                   4,327                  1,326
    Leasing commissions                   419                    753                     582                    902
    Capital expenditures                  170                    248                     324                  1,148
                            -------------------    -------------------     -------------------    -------------------
FAD                                   $25,100                $18,492                 $48,830                $34,569
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

FAD does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. The actual return that the Company will realize and the amount available for distributions to its stockholders will be affected by a number of factors, including the revenues received from its properties, its operating expenses, the interest expense incurred on borrowings and planned and unanticipated capital expenditures.

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


FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for R&D, office and industrial properties in the Company's current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg land holdings option agreement is unknown presently, and reliance should not be placed on the estimates concerning these projects set forth under the caption, "Acquiring Properties Developed by the Berg Group," above. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred since the Annual Report on Form 10-K for the year ended December 31, 2000.

================================================================================

Part II - Other Information

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Company was held on May 17, 2001 in which proxies representing 13,946,753 shares of common stocks, or 81.6% of the total outstanding shares, voted.

b) At the annual meeting of stockholders, Mr. Carl E. Berg, John C. Bolger, William A. Hasler, and Lawrence B. Helzel were elected as directors for the ensuing year, all of who were currently serving on the board of directors of the Company.

c)   The following proposals were voted upon at the meeting:

     Proposal No. 1: Election of Directors

                                         Total Vote for Each       Total Vote Withheld     Total Vote Against
             Directors                        Director             from Each Directors        Each Director
          --------------------------   ------------------------   ---------------------   ---------------------

          Carl E. Berg                      13,566,952                  379,733                     68
          John C. Bolger                    13,566,952                  379,733                     68
          William A. Hasler                 13,566,952                  379,733                     68
          Lawrence B. Helzel                13,566,952                  379,733                     68


     Proposal No. 2: The second matter voted upon was the ratification of the selection of PricewaterhouseCoopers, LLP as independent public accountants for the Company for the year ending December 31, 2001. There were 13,936,678 votes in favor of the proposal, 6,855 votes against the proposal, and 3,220 abstentions.

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


                                           Mission West Properties, Inc.
                                           (Registrant)


Date:   August 10, 2001                     By: /s/ Wayne N. Pham
                                              ----------------------------------
                                              Wayne N. Pham
                                              Vice President of Finance and Controller
                                              (Principal Accounting Officer and Duly Authorized Officer)