Form 10-Q
period 2001-09-30
MISSION WEST PROPERTIES INC
filed 2001-11-13
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

              17,120,279 shares outstanding as of November 12, 2001

                          Mission West Properties, Inc.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX

                                                                                                                    PAGE
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30, 2001 (unaudited)
              and December 31, 2000...................................................................................3

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 2001 and 2000 (unaudited)...........................................4

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2001 and 2000 (unaudited)...............................................5

              Notes to Consolidated Financial Statements..............................................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................19


PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K.......................................................................20

SIGNATURES...........................................................................................................21

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                    ---------

                                                                                 September 30, 2001       December 31, 2000
                                                                               ----------------------  ----------------------
                                                                                    (Unaudited)
                                    ASSETS
Real estate assets, at cost
    Land                                                                                 $214,620              $187,219
    Buildings                                                                             688,634               654,259
                                                                               ----------------------  ----------------------
                                                                                          903,254               841,478
    Less accumulated depreciation                                                         (46,182)              (34,022)
                                                                               ----------------------  ----------------------
      Net real estate assets                                                              857,072               807,456
Cash and cash equivalents                                                                   5,435                 4,691
Restricted cash                                                                            15,359                     -
Deferred rent                                                                              16,222                10,869
Other assets                                                                               12,564                 3,894
                                                                               ----------------------  ----------------------
      Total assets                                                                       $906,652              $826,910
                                                                               ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                     $ 81,466              $ 50,886
    Mortgage notes payable                                                                127,904               132,055
    Mortgage notes payable (related parties)                                               11,441                11,643
    Interest payable                                                                          345                   347
    Security deposits                                                                       7,739                 4,801
    Prepaid rental income                                                                  10,283                11,298
    Dividends/distributions payable                                                        24,654                19,115
    Refundable option payment                                                              19,335                20,835
    Accounts payable and accrued expenses                                                   6,399                 4,525
                                                                               ----------------------  ----------------------
      Total liabilities                                                                   289,566               255,505

Commitments and contingencies (Note 9)

Minority interest                                                                         511,296               469,332

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                   -                     -
    Common stock, $.001 par value, 200,000,000 shares
      authorized, 17,120,279 and 17,025,365 shares issued and
      outstanding at September 30, 2001 and December 31, 2000,
      respectively                                                                             17                    17
    Paid-in-capital                                                                       124,036               123,136
    Accumulated deficit                                                                   (18,263)              (21,080)
                                                                               ----------------------  ----------------------
      Total stockholders' equity                                                          105,790               102,073
                                                                               ----------------------  ----------------------
      Total liabilities and stockholders' equity                                         $906,652              $826,910
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                    ---------

                                                Three months ended September 30,          Nine months ended September 30,
                                                   2001                2000                 2001                 2000
                                            ------------------- -------------------- -------------------- --------------------
Revenues:
   Rental income from real estate                $   33,227           $   26,822          $   94,561           $   71,957
   Tenant reimbursements                              5,309                3,746              12,553               10,189
   Other income, including interest and
      gain on sales of assets                         9,111                  234              13,552                1,062
                                            ------------------- -------------------- -------------------- --------------------
        Total revenues                               47,647               30,802            $120,666               83,208
                                            ------------------- -------------------- -------------------- --------------------

Expenses:
   Operating expenses                                 2,470                1,449               5,412                3,944
   Real estate taxes                                  2,494                2,123               7,390                6,562
   Depreciation of real estate                        4,326                3,950              12,592               11,445
   General and administrative                           150                  363                 952                  933
   Interest                                           2,144                2,227               6,570                6,730
   Interest (related parties)                         1,272                1,328               3,735                3,213
                                            ------------------- -------------------- -------------------- --------------------
       Total expenses                                12,856               11,440              36,651               32,827
                                            ------------------- -------------------- -------------------- --------------------

Income before minority interest                      34,791               19,362              84,015               50,381
Minority interest                                    29,061               16,005              70,083               41,462
                                            ------------------- -------------------- -------------------- --------------------
       Net income to common stockholders         $    5,730           $    3,357          $   13,932           $    8,919
                                            =================== ==================== ==================== ====================
Basic net income per share                       $     0.33           $    0.20           $     0.82           $     0.52
                                            =================== ==================== ==================== ====================
Diluted net income per share                     $     0.33           $    0.20           $     0.81           $     0.52
                                            =================== ==================== ==================== ====================
Weighted average number of
  common shares outstanding (basic)              17,120,278           17,025,365          17,084,034           17,013,737
                                            =================== ==================== ==================== ====================
Weighted average number of
  common shares outstanding (diluted)            17,320,462           17,191,306          17,302,594           17,129,509
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

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                           Nine months ended September 30,
                                                                                         -------------------------------------
                                                                                               2001               2000
                                                                                         ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                          $    13,932        $     8,919
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                 70,083             41,462
            Depreciation                                                                      12,592             11,445
            Gain on sales of real estate                                                     (11,553)                 -
            Other                                                                                 92               (364)
     Changes in assets and liabilities:
            Deferred rent                                                                     (5,352)            (3,274)
            Other assets                                                                        (976)            (3,360)
            Interest payable                                                                      (2)                 -
            Security deposits                                                                  1,199              1,733
            Prepaid rental income                                                             (1,015)             4,212
            Accounts payable and accrued expenses                                              2,388              3,010
                                                                                         ------------------ ------------------
     Net cash provided by operating activities                                                81,388             63,783
                                                                                         ------------------ ------------------

Cash flows from investing activities:
     Additions to property                                                                         -               (581)
     Improvements to real estate assets                                                         (411)            (1,371)
     Refundable option payment                                                                (1,500)                 -
     Proceeds from sales of real estate                                                       38,489                  -
     Restricted cash                                                                         (38,489)                 -
                                                                                         ------------------ ------------------
     Net cash used in investing activities                                                    (1,911)            (1,952)
                                                                                         ------------------ ------------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                                             (4,151)            (1,410)
     Principal payments on mortgage notes payable (related parties)                             (202)               (64)
     Net payments under line of credit (related parties)                                     (62,057)           (53,468)
     Proceeds from stock options exercised                                                       457                290
     Minority interest distributions                                                          (2,538)            (1,467)
     Dividends paid                                                                          (10,242)            (7,991)
                                                                                         ------------------ ------------------
     Net cash used in financing activities                                                   (78,733)           (64,110)
                                                                                         ------------------ ------------------
     Net increase/(decrease) in cash and cash equivalents                                        744             (2,279)
Cash and cash equivalents, beginning                                                           4,691              6,553
                                                                                         ------------------ ------------------
Cash and cash equivalents, ending                                                        $     5,435        $     4,274
                                                                                         ================== ==================

Supplemental information:
     Cash paid for interest                                                              $    10,227        $     9,876
                                                                                         ================== ==================
Supplemental schedule of non-cash investing and financing activities:
     Advances under line of credit from O.P. units distributions (related parties)       $    47,500        $    35,053
                                                                                         ================== ==================
     Debt incurred in connection with property acquisitions                              $    43,884        $    41,083
                                                                                         ================== ==================
     Assumption of other liabilities in connection with property acquisitions            $     2,024        $     2,509
                                                                                         ================== ==================
     Issuance of operating partnership units in connection with property acquisitions    $    28,118        $    45,049
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

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of September 30, 2001. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2001.


2.   REAL ESTATE

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 297 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, operating partnership ("O.P.") units valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of September 30, 2001, the Company had completed fifteen acquisitions under the Berg land holdings option agreement representing approximately 1,475,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg land holdings option agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer
     Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the independent directors committee.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing of the Company's acquisition of any of such projects. However, the Berg Group currently has six properties under development with a total of approximately 699,000 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. Of the six properties, two are joint ventures in which the Berg Group holds an approximately 50% interest. The joint venture properties represent a total of approximately 311,000 rentable square feet. As of September 30, 2001, the estimated acquisition price to the operating partnerships for these six projects would be approximately $82,100. The final acquisition price of these six properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately 3.9 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group's percentage ownership interest in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon and Washington.

     PROPERTY ACQUISITIONS
     Effective January 1, 2001, the Company acquired an approximately 131,500 rentable square foot newly constructed R&D building located at 5325 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $15,472. The Company acquired this property by borrowing $9,000 under the Berg Group line of credit and issuing 464,452 O.P. units to various members of the Berg Group.

     Effective February 1, 2001, the Company acquired an approximately 117,740 rentable square foot newly constructed R&D building located at 5500 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $17,809. The Company acquired this property by borrowing $11,000 under the Berg Group line of credit and issuing 506,599 O.P. units to various members of the Berg Group.

     Effective April 1, 2001, the Company acquired an approximately 59,400 rentable square foot property located at 245 Caspian Drive in Sunnyvale, California from the Berg Group in a tax-deferred exchange transaction involving the Company's former R&D property at 4949 Hellyer Avenue, San Jose, California. The total acquisition price for this property was $13,388. The amount of the selling price of the property surrendered in the exchange disposition was classified as restricted cash at March 31, 2001, although the Company had no right to retain the cash under the terms of the contract of exchange. No debt or O.P. units were issued for this acquisition. This property is subject to a 15-year lease. The lessee is currently paying rent to the Company under the lease, although the building constructed on the site has not been completed. The Berg Group is obligated to complete construction at no cost to the Company upon receipt of the lessee's request.

     Effective May 1, 2001, the Company acquired an approximately 67,912 rentable square foot newly constructed R&D building located at 855 Branham Lane East in San Jose, California from the Berg Group in a tax-deferred exchange transaction involving the Company's former R&D property at 4949 Hellyer Avenue, San Jose, California. The total acquisition price for this property was $9,809. The amount of the selling price of the property surrendered in the exchange disposition was classified as restricted cash at March 31, 2001, although the Company had no right to retain the cash under the terms of the contract of exchange No debt or O.P. units were issued for this acquisition.

     Effective June 1, 2001, the Company acquired an approximately 78,794 rentable square foot newly constructed R&D building located at 5550 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $7,134. The Company acquired this property by borrowing $2,973 under the Berg Group line of credit and issuing 314,156 O.P. units to various members of the Berg Group.

     Effective July 1, 2001, the Company acquired three newly constructed R&D buildings totaling approximately 247,500 rentable square feet located at 5905-5965 Silver Creek Valley Road in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $26,991. The Company acquired this property by borrowing $16,431 under the Berg Group line of credit, issuing 647,279 O.P. units to various members of the Berg Group and assuming other liabilities of $1,602.

     Effective August 1, 2001, the Company acquired an approximately 73,312 rentable square foot newly constructed R&D building located at 5750 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $6,620. The Company acquired this property by borrowing $4,480 under the Berg Group line of credit, issuing 127,438 O.P. units to various members of the Berg Group and assuming other liabilities of $422.

     PROPERTY DISPOSITIONS
     In January 2001, the Company completed the sale of a 200,484 square foot R&D property located at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which exercised its purchase option in November 2000. The Company realized a gain of $3,102, which is included in other income, on the total sale price of $23,130.

     In September 2001, the Company completed the sale of a 77,700 square foot R&D property located at 5713-5729 Fontanoso Way, San Jose, California to Cisco Systems, Inc., which exercised its purchase option in November 2000. The Company realized a gain of $8,452, which is included in other income, on the total sale price of $15,445.

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

     At September 30, 2001, the balance represents proceeds from a property sale and interest income being held in a separate cash account at a trust company in order to preserve the Company's option of reinvesting the proceeds on a tax-deferred basis.

4.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2001, stock options to purchase 14,588 shares of common stock were exercised at $4.50 per share, stock options to purchase 38,000 shares of common stock were exercised at $8.25 per share, and stock options to purchase 6,000 shares of common stock were exercised at $13.00 per share. Total proceeds to the Company were $457. One limited partner in an operating partnership exchanged 36,323 O.P. units for 36,323 shares of the Company's common stock under the terms of the exchange rights agreement.

5.   OTHER INCOME

     See Note 2 "Property Dispositions." The Company realized a gain of $11,554 on the sale of two properties in the first nine months of 2001. Interest income generated from the sale proceeds was approximately $487 for the nine months ended September 30, 2001.

6.   NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                                        --------------------------------    -------------------------------
                                                             2001             2000              2001              2000
                                                        --------------    --------------    --------------    -------------
        Weighted average shares outstanding (basic)       17,120,278       17,025,365        17,084,034        17,013,737
        Incremental shares from assumed option exercise      200,184          165,941           218,560           115,772
                                                        --------------    --------------    --------------    -------------
        Weighted average shares outstanding (diluted)     17,320,462       17,191,306        17,302,594        17,129,509
                                                        ==============    ==============    ==============    =============

     The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. units outstanding at September 30, 2001 and 2000 was 85,599,628 and 81,667,227,
     respectively.

7.   RELATED PARTY TRANSACTIONS

     As of September 30, 2001, the Berg Group owned 78,845,976 O.P. units. Along with the Company's common shares owned by the Berg Group, the Berg Group's ownership as of September 30, 2001 represented approximately 77% of the equity interests of the Company, assuming conversion of the 85,599,628 O.P. units outstanding into the common stock of the Company.

     As of September 30, 2001, debt in the amount of $81,466 was due the Berg Group under the line of credit established March 1, 2000. The $75,000 line of credit from the Berg Group was increased to $100,000 effective July 1, 2001. The Berg Group line of credit is currently collateralized by eleven properties, bears interest at LIBOR plus 1.30%, and matures in July 2002. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of September 30, 2001, debt in the amount of $11,441 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in May 2003.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 and $20 for the three months ended September 30, 2001 and 2000, respectively, and $65 and $60 for the nine months ended September 30, 2001 and 2000, respectively.

8.   SUBSEQUENT EVENTS

     On October 11, 2001, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of September 28, 2001. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit.

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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D and office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2001, the Company owned and managed 96 properties totaling approximately 6.7 million rentable square feet through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from the Company are Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), and Apple Computer, Inc. For federal income tax purposes the Company operates as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since 1999.

Our acquisition and growth strategy incorporates the following elements:

- working with the Berg Group to take advantage of their abilities and resources to pursue development opportunities which we have an option to acquire, on pre-negotiated terms, upon completion and leasing;

-    capitalizing   on   opportunistic   acquisitions   from  third  parties  of
     high-quality R&D and office properties that provide attractive initial yields and significant potential for growth in cash-flow;

- focusing on general purpose, single-tenant Silicon Valley R&D and office properties for information technology companies in order to maintain low operating costs, reduce tenant turnover and capitalize on our relationships with these companies and our extensive knowledge of their real estate needs; and

- maintaining prudent financial management principles that emphasize current cash flow while building long-term value, the acquisition of pre-leased properties to reduce development and leasing risks and the maintenance of sufficient liquidity to acquire and finance properties on desirable terms.

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

As of September 30, 2001, the Company, through its controlling interests in the operating partnerships, owned 96 properties totaling approximately 6.7 million square feet compared to 87 properties totaling approximately 6.0 million square feet owned by the Company as of September 30, 2000. This represents a net increase of approximately 12% in total rentable square footage from one year ago. Since September 30, 2000 the Company has acquired the following properties and disposed of 200,484 rentable square feet at 4949 Hellyer Avenue and 77,700 rentable square feet at 5713-5729 Fontanoso Way.

               Date of                                                   Rentable Square
             Acquisition                      Address                        Footage
          -------------------    ----------------------------------     ------------------
                10/00              45365 Northport Loop                        64,218
                12/00              1768 Automation Parkway                    110,592
                01/01              5325 Hellyer Avenue                        131,500
                02/01              5500 Hellyer Avenue                        117,740
                04/01              245 Caspian Drive (1)                       59,400
                05/01              855 Branham Lane East                       67,912
                06/01              5550 Hellyer Avenue                         78,794
                07/01              5906-65 Silver Creek Valley Rd.            247,500
                08/01              5750 Hellyer Avenue                         73,312
                                                                        ------------------
                                                                              950,968
                                                                        ==================

(1) A lessee currently pays rent for this site under a 15-year lease, although the building has not been completed for occupancy by this lessee.

The following tables reflect the increase in the Company's rental revenues for the three and nine months ended September 30, 2001 over rental revenues for the comparable three and nine months in 2000:

                                     Three months ended September 30,
                                     -----------------------------------------------------------------------
                                         2001             2000            $ Change       Percentage Change
                                     -------------    -------------     -------------    -------------------
                                                    ($ in thousands)

          Same Property (1)               $16,270          $15,789           $   481             3.0%
          1998 Acquisitions                   582              582                 -                -
          1999 Acquisitions                 6,512            6,295               217             3.4%
          2000 Acquisitions (2)             5,153            4,156               997            24.0%
          2001 Acquisitions                 4,710                -             4,710           100.0%
                                     -------------    -------------     -------------
                                          $33,227          $26,822           $ 6,405            23.9%
                                     =============    =============     =============


                                     Nine months ended September 30,
                                     -----------------------------------------------------------------------
                                         2001             2000            $ Change       Percentage Change
                                     -------------    -------------     -------------    -------------------
                                                    ($ in thousands)

          Same Property (1)               $49,610          $43,762           $ 5,848            13.4%
          1998 Acquisitions                 1,748            1,748                 -                -
          1999 Acquisitions                19,549           18,685               864             4.6%
          2000 Acquisitions (2)            15,331            7,762             7,569            97.5%
          2001 Acquisitions                 8,323                -             8,323           100.0%
                                     -------------    -------------     -------------
                                          $94,561          $71,957           $22,604            31.4%
                                     =============    =============     =============

(1) "Same Property" is defined as properties owned as of July 1, 1998 and still owned as of September 30, 2001.
(2) The figures for "2000 Acquisitions" in year 2000 for some properties do not reflect a full three- and nine-months of rent due to the timing of the acquisition of the properties during the year 2000.

For the quarter ended September 30, 2001, rental revenues increased by $6.41 million from $26.82 million for the three months ended September 30, 2000 to $33.23 million for the same period of 2001. Approximately 73.5% of the increased rental revenue came from properties acquired in 2001, 15.6% came from properties acquired in the second half of 2000 and the remaining balance came from rent increases or new leases on existing properties at higher rental rates. Rental revenues increased by $22.60 million from $71.96 million for the nine months ended September 30, 2000 to $94.56 million for the same period of 2001. Approximately 36.8% of the increased rental revenue for the first nine months of 2001 was generated by R&D properties acquired by the Company this year, 33.5% was generated from properties acquired in the second half of 2000, and 25.9% was attributable to rental rate increases and new leases at market rental rates on properties originally owned by the Berg Group acquired when the Company became the sole general partner of the operating partnerships in July 1998.

Tenant reimbursements increased by $1.56 million, or 42%, from $3.75 million for the three months ended September 30, 2000 to $5.31 million for the three months ended September 30, 2001. Operating expenses and real estate taxes, on a combined basis, increased by $1.39 million, or 39%, from $3.57 million to $4.96 million for the three months ended September 30, 2000 and 2001, respectively. Tenant reimbursements increased by $2.36 million, or 23%, from $10.19 million for the nine months ended September 30, 2000 to $12.55 million for the nine months ended September 30, 2001. Operating expenses and real estate taxes, on a combined basis, increased by $2.30 million, or 22%, from $10.50 million to $12.80 million for the nine months ended September 30, 2000 and 2001, respectively. The increases in all categories resulted primarily from the increase in the total rentable square footage during the periods presented.

Depreciation expense increased by $0.38 million and $1.15 million for the three and nine-month period ended September 30, 2001, respectively, over the same period a year ago. The increase was attributable to the acquisition of eleven R&D properties since September 30, 2000.

Interest expense decreased by $0.09 million, or 4%, from $2.23 million for the three months ended September 30, 2000 to $2.14 million for the three months ended September 30, 2001 due to a reduction in scheduled principal debt repayments. Interest expense (related parties) decreased by $0.06 million, or 4%, from $1.33 million for the three months ended September 30, 2000 to $1.27 million for the three months ended September 30, 2001 due to lower interest rates and repayments on the Berg Group line of credit. As a result, overall interest expense (including amounts to related parties) for the quarter ended September 30, 2001 decreased by $0.15 million compared to the third quarter a year ago. Interest expense decreased by $0.16 million, or 2%, from $6.73 million for the nine months ended September 30, 2000 to $6.57 million for the nine months ended September 30, 2001. Interest expense (related parties) increased by $0.52 million, or 16%, from $3.21 million for the nine months ended September 30, 2000 to $3.73 million for the nine months ended September 30, 2001. Overall interest expense for the nine months ended September 30, 2001 increased by $0.36 million compared to the nine months ended September 30, 2000. The eleven R&D property acquisitions increased total debt outstanding, including amounts due related parties, by $33.91 million, or 18%, from $186.90 million as of September 30, 2000 to $220.81 million as of September 30, 2001. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions, as the Company draws on the Berg Group line of credit, and as it seeks alternative sources of credit.

The minority interest portion of income was $29.06 million, resulting in net income to stockholders of $5.73 million for the three months ended September 30, 2001. For the nine months ended September 30, 2001, the minority interest portion of income was $70.08 million, resulting in net income to stockholders of $13.93 million. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of September 30, 2001 and 2000.

RECENT RENTAL MARKET DEVELOPMENTS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly during the first nine months of 2001 after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 3.4% in late 2000 to 12.6% at the end of the third quarter of 2001. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2001 amounted to 19.1 million square feet, of which 49%, or 9.3 million square feet, was sublease space. Total net absorption in 2000 amounted to approximately 12.8 million square feet. During the first nine months of 2001, there was a total negative net absorption of approximately (12.2) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying considerably by submarket and location within each submarket. The Company's average occupancy rate for the three- and nine-month periods ended September 30, 2001 was 98% and 99%, respectively. The Company does not currently anticipate a material decline in occupancy or rental rates for its existing R&D properties. Nonetheless, the Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the properties beginning with 2001, assuming that none of the tenants exercise existing renewal options or termination rights, as of September 30, 2001.


                   Number of                                                           Percentage of Total Annual
  Year of Lease     Leases      Rentable Square Footage      2001 Annual Base Rent      Base Rent Represented By
   Expiration      Expiring   Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
--------------------------------------------------------------------------------------------------------------------
      2001             6                236,208                 $  3,485,064                       2.8%

      2002            14                541,046                    8,641,395                       6.9%

      2003            14                487,332                    8,407,922                       6.7%

      2004            21              1,049,926                   13,518,995                      10.7%

      2005            20                884,059                   15,303,832                      12.2%

      2006            16              1,211,185                   34,209,949                      27.2%

      2007            14                986,729                   19,865,130                      15.8%

      2008             3                264,750                    2,797,625                       2.2%

      2009             2                 58,783                      632,920                       0.5%

   Thereafter          6                976,309                   18,855,327                      15.0%
                  --------------------------------------------------------------------------------------------------
                     116              6,696,327                 $125,718,159                     100.0%
                  ==================================================================================================


(1) The base rent for leases expiring is based on January 2001 monthly rents multiplied by 12.
(2)  Based upon 2001 annual rents as discussed in Note (1).

CHANGES IN FINANCIAL CONDITION

In January 2001, the Company completed the sale in a tax-free exchange of a 200,484 square foot R&D property located at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which exercised its purchase option in November 2000. The Company realized a gain of $3.1 million, which is included in other income, on the total sale price of $23.1 million. In September 2001, the Company also completed the sale in a tax-free exchange of a 77,700 square foot R&D property located at 5713-5729 Fontanoso Way, San Jose, California to Cisco Systems, Inc., which exercised its purchase option in November 2000. The Company realized a gain of $8.5 million, which is included in other income, on the total sale price of $15.4 million. The selling prices of the properties surrendered by the Company were classified as restricted cash to be used in tax-deferred property exchanges.

During the first nine months of 2001, the Company acquired seven additional properties representing approximately 649,000 rentable square feet of R&D properties located in Silicon Valley. These properties were acquired from the Berg Group under the Berg land holdings option agreement. The aggregate acquisition price for these properties was approximately $74 million. The Company financed these acquisitions by a) borrowing a total of $43.9 million under the Berg Group line of credit; b) assuming a total of $2 million in other liabilities and c) issuing 2,059,924 O.P. units. In addition to those seven property purchases, the Company also acquired two R&D properties representing approximately 127,312 rentable square feet for approximately $23.2 million in a tax-deferred exchange. The selling prices of the properties surrendered by the Company were classified as restricted cash for the use in tax-deferred property exchanges and was included in restricted cash at March 31, 2001. No debt or O.P. units were issued for these acquisitions. At September 30, 2001, real estate assets have increased by approximately $61.8 million from December 31, 2000 because of seven property acquisitions and some tenant improvements.

At September 30, 2001, total liabilities have increased by approximately $34.1 million from December 31, 2000 due to mainly debt incurred in connection with seven property acquisitions, increase in security deposits and higher dividend payable.

At September 30, 2001, total stockholders' equity increased by approximately $3.7 million from December 31, 2000 because of the combination of net earnings, declared dividends, and option exercises and the exchange of O.P. units for common stock. During the nine months ended September 30, 2001, stock options to purchase 14,588 shares of common stock were exercised at $4.50 per share, stock options to purchase 38,000 shares of common stock were exercised at

$8.25 per share, and stock options to purchase 6,000 shares of common stock were exercised at $13.00 per share. Total proceeds to the Company were approximately $0.46 million. One limited partner of an operating partnership exchanged 36,323 O.P. units for 36,323 shares of the Company's common stock under the exchange rights agreement among the Company and the limited partners in the operating partnerships.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders and unitholders, debt service, leasing commissions and recurring capital expenditures to come from Funds From Operations ("FFO") and/or the Berg Group line of credit. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2001. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet short-term obligations or other liquidity needs based on the line of credit (related parties).

On July 1, 2001, our $75 million credit line with the Berg Group was increased to $100 million with all other terms remaining the same. The Company is continually evaluating alternative sources of credit to replace the Berg Group line of credit. There can be no assurance that the Company will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and its cost of borrowing could increase substantially. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from institutional lenders.

On May 17, 2001, the Company obtained a $5 million variable rate revolving line of credit loan from Cupertino National Bank. The loan, maturing May 17, 2002, bears an initial interest rate of 7% that is subject to change from time to time based on the changes in the Prime Rate. The Company paid a loan fee of $10,000 and expects to use the loan for general business purposes. At September 30, 2001, the Cupertino National Bank line of credit had a zero outstanding balance.

At September 30, 2001, the Company had total indebtedness of $220.8 million, including $127.9 million of fixed rate mortgage debt, $11.4 million under the Berg Group mortgage note (related parties), and $81.5 million under the Berg Group line of credit (related parties). In June 2001, the Company paid approximately $2.7 million to retire a maturing note due Mellon Mortgage Company.

As of September 30, 2001, the Company's Debt to Total Market Capitalization ratio was approximately 15.2%, based upon a Total Market Capitalization of approximately $1.5 billion. The Company computed this ratio by dividing the Company's total debt outstanding by the sum of this debt plus the market value of common stock (based upon the closing price of $12.00 per share on September 28, 2001) on a fully diluted basis, taking into account the conversion of all O.P. units into common stock.

Mortgage Debt

The following table sets forth information regarding debt outstanding as of September 30, 2001:



                                                                                                             Maturity     Interest
  Debt Description                               Collateral Properties                         Balance         Date         Rate
---------------------------------------------  ------------------------------------------  ---------------  -----------  -----------
                                                                                               ($ in
                                                                                              thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Drive, San Jose, CA         $ 81,466         7/02          (1)
                                               2133 Samaritan Drive, San Jose, CA          ---------------
                                               2233-2243 Samaritan Drive, San Jose, CA
                                               1310-1450 McCandless Drive, Milpitas, CA
                                               1315-1375 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               1795-1845 McCandless Drive, Milpitas, CA
                                               5325 Hellyer Avenue, San Jose, CA
                                               5345 Hellyer Avenue, San Jose, CA
                                               2610 N. First Street, San Jose, CA
                                               75 E. Trimble Road, San Jose, CA

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Avenue, San  Jose, CA         11,441         6/10       7.650%
                                                                                           ---------------
Mortgage Notes Payable:
Prudential Capital Group                       20400 Mariani Avenue, Cupertino,  CA               1,638         4/09       8.750%
New York Life Insurance Company                10440 Bubb Road, Cupertino, CA                       355         9/09       9.625%
Home Savings & Loan Association                10460 Bubb Road, Cupertino, CA                       378        12/06       9.500%
Prudential Insurance Company of America        10300 Bubb Road, Cupertino, CA                   125,533(2)     10/08       6.560%
                                               10500 N. DeAnza Blvd, Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450-460 National Avenue, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Blvd, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA
                                                                                           ---------------
Mortgage Notes Payable Subtotal                                                                 127,904
                                                                                           ---------------
Total                                                                                          $220,811
                                                                                           ===============


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in July 2002. The interest rate at September 30, 2001 was 3.832%.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.

CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

The following table presents certain projected information at September 30, 2001 concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg land holdings option agreement.

                                                Approximate
                                Number of      Rentable Area                                     Total Estimated
Property                        Buildings      (Square Feet)     Anticipated Acquisition Date  Acquisition Value (1)
------------------------------ ------------ -------------------- ----------------------------- ---------------------
BERG LAND HOLDINGS OPTION
UNDER DEVELOPMENT                                                                                ($ in thousands)
Silver Creek                        1             98,000                 4th Quarter 2001          $  12,500
Morgan Hill (JV I) (2)              2            160,000                 4th Quarter 2001             17,500
Morgan Hill (JV II) (2)             1            151,242                 1st Quarter 2002             16,200
5345 Hellyer                        1            125,000                 1st Quarter 2002             15,000
Piercy & Hellyer                    1            165,000                 3rd Quarter 2002             20,900
                                    -            -------                                              ------
               SUBTOTAL             6            699,242                                              82,100

AVAILABLE LAND
Piercy & Hellyer                                 490,000
Morgan Hill (2)                                  368,025
King Ranch                                       207,000
Fremont & Cushing                                387,000
Evergreen                                      2,480,000
                                               ---------
              SUBTOTAL                         3,932,025


TOTAL                               6          4,631,267                                           $  82,100
                                    =          =========                                           =========


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

For example, in July 2001, the Berg Group informed the Company that tenants under five R&D properties being developed by the Berg Group were unlikely to perform under their existing leases. The five properties represent a total of approximately 422,000 rentable square feet that the Company had intended to purchase for approximately $62.0 million by exercising its option under the Berg land holdings option agreement. The Company has no obligation to purchase these properties, however, and failure to acquire them when originally anticipated will not adversely impact the Company's financial condition or current operating results. The Company does not expect to acquire any of these properties, if at all, until each property is fully completed and leased by a tenant capable of performing its lease obligations. Management considers this unlikely in the near term and believes the Company will not receive as much as $2.0 million additional rental revenues that it had projected for the fourth quarter of this year. If none of these properties are acquired by the Company next year, the Company will forego as much as $18.0 million of anticipated additional revenues in 2002. The Berg Group will continue to own and bear the entire risk with respect to these properties, and will receive any rent that these tenants pay if their existing obligations under the leases are enforced successfully or settled by partial payment.

The Company believes that one of its tenants which currently pays rent at two properties representing approximately 284,000 rentable square feet is likely to file for protection under the federal bankruptcy laws at the end of the year. One of the properties, consisting of approximately 239,000 square feet, may take twelve months or nore to re-lease if vacated. If this tenant declares bankruptcy, the Company will forego as much as $6.0 million of projected additional rent revenues in 2002. Another tenant, Exodus Communications, Inc. ("Exodus"), filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on September 26, 2001. Exodus has not disavowed its lease agreement with the Company and has continued to pay its monthly obligations under the lease. The Exodus lease has been guaranteed by Citizens Communications Company in the event of default by Exodus. The Company currently believes that it will receive the lease payments due under the Exodus lease but cannot provide assurances that all payments will be timely or that some legal action to enforce its payments rights will not be necessary.

In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past nine months. Consequently, the Company believes that the projected acquisition dates for other development properties subject to the Berg land holdings option agreement may be delayed for an indefinite period of time. Such delays could reduce future growth in revenues, operating income and Funds Available for Distribution ("FAD").

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the nine months ended September 30, 2001 was $81.4 million compared to $63.8 million for the same period in 2000, a 28% increase. The change was a direct result of rent increases and newly acquired properties.

Net cash used in investing activities was approximately $1.9 million and $2 million for the nine months ended September 30, 2001 and 2000, respectively. Of the $1.9 million net cash used in investing activities, $0.4 million were related to tenant improvements and $1.5 million related to the Xilinx purchase option agreement where Xilinx and the Company agreed to reduce the deposit by $167 per month commencing August 1, 2000 until the later of: (1) the transfer of title to the property to Xilinx or (2) December 31, 2002. In the event Xilinx does not exercise its option, the Company must refund the remaining deposit to Xilinx, without interest.

Net cash used in financing activities was $78.7 million for the nine months ended September 30, 2001 compared to $64.1 million for the same period in 2000, a 23% increase. Of the $78.7 million net cash used in financing activities, $66.4 million were used to pay outstanding debt, $2.5 million for minority interest distributions, $10.2 million for dividend payments, and $0.4 million received from exercised stock options. During the nine months ended September 30, 2001, the Company paid its debt outstanding and made distributions to holders of its common stock and O.P. units by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The Company's existing R&D properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1995 through December 31, 2000, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties that were owned or controlled by members of the Berg Group prior to July 1, 1998 averaged approximately $1.75 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $2.0 million during 2001. The Company believes it will recover substantially all of these sums from the tenants under new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three and nine months ended September 30, 2001 and 2000 are summarized in the tables below:

                                Three Months Ended September 30,               Nine Months Ended September 30,
                            -----------------------------------------     ------------------------------------------
                                  2001                   2000                    2001                   2000
                            ------------------     ------------------     -------------------    -------------------
                                        ($ in thousands)                              ($ in thousands)
Net income                            $ 5,730                $ 3,357                 $13,932                $ 8,919
Add:
    Minority interest (1)              28,897                 15,894                  69,593                 41,284
    Depreciation                        4,326                  3,950                  12,592                 11,445
Less:
    Gain on sale of assets              8,452                      -                  11,553                    501
                            ------------------     ------------------     -------------------    -------------------
FFO                                   $30,501                $23,201                 $84,564                $61,147
                            ==================     ==================     ===================    ===================



(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.

DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders and O.P. unit holders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less adjustment for straight-lined rent included in net income, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three and nine months ended September 30, 2001 and 2000 are as follows:



                                Three Months Ended September 30,                Nine Months Ended September 30,
                            ------------------------------------------     ------------------------------------------
                                   2001                   2000                    2001                   2000
                            -------------------    -------------------     -------------------    -------------------
                                        ($ in thousands)                                ($ in thousands)
FFO                                    $30,501                $23,201                 $84,564                $61,147
Less:
    Straight-line rents                  1,025                  1,947                   5,352                  3,274
    Leasing commissions                     71                    436                     653                  1,338
    Capital expenditures                    87                    223                     411                  1,371
                            -------------------    -------------------     -------------------    -------------------
FAD                                    $29,318                $20,595                 $78,148                $55,164
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

The Company anticipates that FAD will exceed earnings and profits for federal income tax purposes, as the latter figure is reduced by non-cash expenses, such as depreciation and amortization, that the Company will incur. Distributions, other than capital gain distributions, by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as a taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period. The Company anticipates that 100% of the distributions to stockholders for the year ending December 31, 2001 will constitute taxable ordinary dividend income to its shareholders.

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

================================================================================

PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10.27 Revolving Credit - $100,000,000 Secured Promissory Note

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


                                     Mission West Properties, Inc.
                                     (Registrant)


Date:   November 12, 2001            By:/s/ Wayne N. Pham
                                        --------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                         Authorized Officer)

EXHIBIT 10.27

                                REVOLVING CREDIT
                             SECURED PROMISSORY NOTE
                                    ("Note")

$100,000,000.00                                                     July 1, 2001

FOR VALUE RECEIVED, Mission West Properties, L.P., a Delaware limited partnership, Mission West Properties, L.P. I, a Delaware limited partnership, Mission West Properties L.P. II, a Delaware limited partnership, and Mission West Properties, L.P. III, a Delaware limited partnership (collectively "Borrower"), promises to pay to the order of Berg & Berg Enterprises, LLC, a California limited liability company ("Lender") or its assigns, at 10050 Bandley Drive, Cupertino, California 95014, or at such other place as the holder of this Note may from time to time designate, the principal sum of One Hundred Million Dollars ($100,000,000.00) (the "Credit Amount") or so much of that sum as may be advanced under this Note from time to time by any holder, plus interest as computed herein.

Interest on the principal sum of this Note from time to time outstanding will be computed from the date of each advance of principal at LIBOR plus 1.30% (the "Applicable Interest Rate"). Interest will be computed on the basis of a three hundred sixty (360) day year and the actual number of days elapsed, which will result in the payment of more interest than if a 365-day year were used.

All accrued and unpaid principal and interest shall be due and payable no later than July 1, 2002.

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

         Mission West Properties, L.P.,
         Mission West Properties, L.P. I,
         Mission West Properties, L.P. II, and
         Mission West Properties, L.P. III

         By: Mission West Properties, Inc., their general partner


         /s/ Wayne N. Pham
         ---------------------------------------------
         By: Wayne N. Pham, VP of Finance & Controller