Form 10-K
period 2001-12-31
MISSION WEST PROPERTIES INC
filed 2002-03-29
CIK 1067419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

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

                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 25, 2002, as reported on the American Stock Exchange, was approximately $227,896,443. As of March 25, 2002 there were 17,463,329 shares of the
Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held May 23, 2002, and to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg land holdings option agreement is unknown presently, and reliance should not be placed on the estimates concerning these projects set forth under the caption, "Current Properties Subject to Our Acquisition Agreement with the Berg Group," below. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. See Part I, Item 1, "Risk Factors."

                          MISSION WEST PROPERTIES, INC.


                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I

                                                                                                  Page No.
Item 1.         Business                                                                              1
Item 2.         Properties                                                                           15
Item 3.         Legal Proceedings                                                                    21
Item 4.         Submission of Matters to a Vote of Security Holders                                  21

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters                                                                  22
Item 6.         Selected Financial Data                                                              23
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  25
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                           40
Item 8.         Financial Statements and Supplementary Data                                          41
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                  67

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant                                   68
Item 11.        Executive Compensation                                                               68
Item 12.        Security Ownership of Certain Beneficial Owners and Management                       68
Item 13.        Certain Relationships and Related Transactions                                       68

                                     PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K                                                                          69
                Signatures                                                                           71

PART I

ITEM 1.   BUSINESS

     ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages Research and Development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2001, we owned and managed 97 properties totaling approximately 6.8 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from us are Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), and Apple Computer, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since 1999.

     Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, the members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests (the "Berg Group"). We acquired these properties as of July 1, 1998 by becoming the general partner of each of the four operating partnerships in an UPREIT transaction. At that time, we also acquired ten properties comprising approximately 560,000 rentable square feet from entities controlled by third parties in which Berg Group members were significant owners.

     Through various property acquisition agreements with the Berg Group, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often built-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits, financing construction and leasing the properties. Since September 1998, we have acquired approximately 2,589,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

     OUR RELATIONSHIP WITH THE BERG GROUP

     Through a series of transactions occurring between May 1997 and December 1998, we have become the vehicle for substantially all of the Silicon Valley R&D property operating activities of the Berg Group. We are the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an exchange rights agreement and the Berg land holdings option agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:

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

     - exchange their Operating Partnership ("O.P.") Units for our common stock;

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

     Carl E. Berg, the Company's Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for approximately 30 years, most recently through Berg & Berg Developers ("Berg & Berg"), a general partnership of Carl E. Berg and Clyde
     J. Berg. In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the boards of directors of numerous information technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of information technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in the information technology industry provide a significant benefit to the Company.

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

     ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

     We anticipate that most of our growth in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or to be developed in the future by the Berg Group. During 2002, we expect to acquire a total of approximately 290,000 additional rentable square feet currently under development. These acquisitions will be completed on pre-negotiated terms under the Berg land holdings option agreement. In addition to the projects currently under development, the Berg land holdings option agreement gives us the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately
     3.93 million square feet of new developments.

     We also have an option, under the Berg land holdings option agreement, to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been approved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. We expect to exercise this option in order to acquire an approximate 50% interest in a joint venture established to develop approximately 679,000 rentable square feet on 47 acres held by TBI-Mission West, LLC, in which the Berg Group holds a 50% interest. We will not acquire this joint venture interest until the buildings are fully completed and leased. We will not manage this joint venture. In addition, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. Our independent directors committee will decide whether we will pursue the opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units ("Fully Diluted"), falls below 25%.

     BERG LAND HOLDINGS OPTION AGREEMENT. We believe that control of high quality, developable land is an important strategic factor for continued success in the Silicon Valley market. In December 1998, we entered into the Berg land holdings option agreement under which we have the option to acquire any future R&D, office and industrial property developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. As of December 31, 2001, we had acquired sixteen leased R&D properties totaling approximately 1,574,000 rentable square feet under this agreement at a cost of approximately $161.3 million, for which we issued 6,748,195 O.P. Units and assumed debt of approximately $91.0 million. The principal terms of the agreement include the following:

     - So long as the Berg Group members and their affiliates own or have the right to acquire shares representing at least 65% of our common stock on a Fully Diluted basis, we will have the option to acquire any building developed by any member of the Berg Group on the land subject to the agreement at such time as the building has been leased. Upon our exercise of the option, the option price will equal the sum of the following or a lesser amount as approved by the independent directors committee:

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

     -    We also must assume all property tax assessments.

     - If we elect not to exercise the option with respect to any property, the Berg Group may hold and lease the property for its own account, or may sell it to a third party.

     - All action taken by us under the Berg land holdings option agreement, including any variations from stated terms outlined above, must be approved by a majority of the members of the independent directors committee of our board of directors.

     The following table presents certain information concerning currently identified land or projects that we have the right to acquire under the Berg land holdings option agreement.

                                                        Approximate
                                                       Rentable Area            Anticipated            Total Estimated
Property                            Net Acres          (Square Feet)         Acquisition Date        Acquisition Cost (1)
------------------------------ -------------------- ------------------- --------------------------- ----------------------

UNDER DEVELOPMENT:                                                                                  (dollars in thousands)
      Morgan Hill (JV I) (2)            12                160,000             Q4 2002/Q1 2003              $17,500
      Morgan Hill (JV II) (2)           11                151,242             Q4 2002/Q1 2003               16,200
      5345 Hellyer                       8                125,000             Q1 2002                       15,000
      Piercy & Hellyer                  11                165,000             Q3 2002                       20,900
                               -------------------- -------------------                             ----------------------
                     SUBTOTAL           42                601,242                                          $69,600
                               -------------------- -------------------                             ----------------------


                                                       Approximate
                                                      Rentable Area
Property                            Net Acres         (Square Feet)
------------------------------ -------------------- -------------------
AVAILABLE LAND:
      Piercy & Hellyer                  30                490,000
      Morgan Hill (2)                   24                368,025
      King Ranch                        12                207,000
      Fremont & Cushing                 24                387,000
      Evergreen                        160              2,480,000
                               -------------------- -------------------
                    SUBTOTAL           250              3,932,025
                               -------------------- -------------------
      TOTAL                            292              4,533,267
                               ==================== ===================


(1) The estimated acquisition value represents the estimated cash price for acquiring the projects under the terms of the Berg land holdings option agreement, which may differ from the actual acquisition cost as determined under accounting principles generally accepted in the United States of America ("GAAP"), if O.P. Units or any other securities based on the market value of our common stock are issued in the transaction.
(2) We expect to own an approximate 50% interest in the partnership through one of its operating partnerships. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties.

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

     Although we expect to acquire the new properties available to us under the terms of the Berg land holdings option agreement, there can be no assurance that we actually will consummate any of the intended transactions, including all of those discussed above. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds From Operation ("FFO") or available cash for distribution. See Item 1., "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

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

     FOCUS ON SINGLE TENANT SILICON VALLEY R&D Properties

     We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has contributed to the relatively low turnover and high occupancy rates on our properties. We believe that the relatively small number of tenants (89) occupying our 97 properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

     RECENT RENTAL MARKET DEVELOPMENTS

     All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly during 2001 after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 3.3% in late 2000 to 14.8% at the end of 2001. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2001 amounted to 22.4 million square feet, of which 51.8%, or
     11.6 million square feet, was sublease space. Total net absorption in 2000 amounted to approximately 12.8 million square feet. For the year 2001, there was a total negative net absorption of approximately (15.6) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying considerably by submarket and location within each submarket. Our average occupancy rate for the year ended December 31, 2001 was 98%. We anticipate our vacancy rate to range between 10-14% by the end of 2002 and renewal rental rates to be same as or, perhaps, lower than current rents. In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past year. Consequently, we believe that the projected acquisition dates for other development properties subject to the Berg land holdings option agreement may be delayed for the foreseeable future. Such delays could reduce future growth in revenues, operating income and FAD. Our operating results, cash flows and ability to pay dividends at current levels remain subject to a number of material risks, as indicated above under the caption "Forward-Looking Information" and in the section entitled Item 1. "Business - Risk Factors."

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

     Although most of our leases are triple net structured and building maintenance and tenant improvements are the responsibility of the tenants, from time to time we may be required to undertake construction and repair work at our properties. We will bid all major work competitively to subcontractors. Members of the Berg Group may participate in the competitive bidding for the work.

     We generally will market the properties and negotiate leases with tenants ourselves. We make the availability of our properties known to the brokerage community to garner their assistance in locating prospective tenants. As a result, we expect to retain our policy of paying fixed commissions to tenants' brokers.

     We believe that our business practices provide us with competitive advantages, including -

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

     - LEAN ORGANIZATION, EXPERIENCED TEAM. In part because of our primary focus on Silicon Valley, our experience with the special real estate requirements of information technology tenants and the long-term triple-net structure of our leases, we are able to conduct and expand our business with a small management team comprised of highly qualified and experienced professionals working within a relatively flat organizational structure. We believe that the leanness of our organization and our experience will enable us to rapidly assess and respond to market opportunities and tenant needs, control operating expenses and develop and maintain excellent relationships with tenants. We further believe that these advantages translate into significantly lower costs for operations and give us the ability, along with the Berg Group, to compete favorably with other R&D property developers in Silicon Valley, especially for build-to-suit projects subject to competitive bidding. Furthermore, a lower cost structure should allow us to generate better returns from properties whose value can be increased through appropriate remodeling and efficient property management.

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

     The Berg Group holds a substantial majority of the outstanding O.P. Units. In addition, until the ownership interest of the Berg Group and its affiliates is less than 15% of the common stock on a Fully Diluted basis, the consent of the limited partners holding a majority of the outstanding O.P. Units is also required with respect to:

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

     EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

     Under the exchange rights agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The exchange rights agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to this Item 1., "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Mr. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we shall be entitled to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

     The shares of our common stock issuable in exchange for the O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the pending projects acquisition agreement were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to this Item 1., "Risk Factors - Shares eligible for future sale could affect the market price of our stock." The exchange rights agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement. We are obligated to effect no more than two such registrations in any 12-month period. We are obligated to assist the O.P. Unit holders in obtaining a firm commitment underwriting agreement for such resale from a qualified investment-banking firm. If registration on Form S-3, or an equivalent form, is not available for any reason, we will be obligated to effect a registration of the shares to be acquired on exercise of the exchange rights on Form S-11, or an equivalent form, in an underwritten public offering, upon demand by the holders of no fewer than 500,000 O.P. Units. All holders of O.P. Units will be entitled to participate in such registration. We will bear all costs of such registrations other than selling expenses, including commissions and separate counsels' fees of the O.P. Unit holders. We will not be required to effect any registration for resale on Form S-3, or equivalent form of common stock shares issuable to the holder of O.P. Units if the request is for less than 250,000 shares.

     OTHER MATTERS

     The operating partnership agreements require that the operating partnerships be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT and to avoid any federal income or excise tax liability.

     The operating partnership agreements provide that the combined net operating cash flow from all the operating partnerships, as well as net sales and refinancing proceeds, will be distributed from time to time as determined by our board of directors, but not less frequently than quarterly, pro rata in accordance with the partners' percentage interests in the operating partnerships, taken as a whole. This provision is intended to cause the periodic distributions per O.P. Unit and per share of our common stock to be equal. As a consequence of this provision, the capital interest of a partner in each of the operating partnerships, including our capital interests, might at times differ significantly from the partner's percentage interest in the net income and cash flow of that operating partnership. We do not believe that such differences would have a material impact on our business, financial condition or Funds Available for Distributions ("FAD"), however.

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

     EMPLOYEES

     As of March 25, 2002, we employed five people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

     FACILITIES

     We sublease office space at 10050 Bandley Drive, Cupertino, California from Berg & Berg Enterprises, Inc. and share clerical staff and other overhead on what we consider to be very favorable terms. The total monthly rent payable by us to Berg & Berg Enterprises, Inc. is $7,520.

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

     WE ARE DEPENDENT ON CARL E. BERG, AND IF WE LOSE HIS SERVICES OUR BUSINESS MAY BE HARMED AND OUR STOCK PRICE COULD FALL.

     We are substantially dependent upon the leadership of Carl E. Berg, our Chairman and Chief Executive Officer. Losing Mr. Berg's knowledge and abilities could have a material adverse effect on our business and the value of our common stock. Mr. Berg manages our day-to-day operations and devotes a significant portion of his time to our affairs, but he has a number of other business interests as well. These other activities reduce Mr. Berg's attention to our business.

     MR. BERG AND HIS AFFILIATES EFFECTIVELY CONTROL OUR CORPORATION AND THE OPERATING PARTNERSHIPS AND MAY ACT IN WAYS THAT ARE DISADVANTAGEOUS TO OTHER STOCKHOLDERS.

     Special Board Voting Provisions. Our governing corporate documents, which are our articles of amendment and restatement, or charter, and our bylaws, provide substantial control rights for the Berg Group. The Berg Group's control of our corporation means that the value and returns from an investment in the Company's common stock are subject to the Berg Group's exercise of its rights. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to our charter and bylaws and any merger, consolidation or sale of all or substantially all of our assets. In addition, our bylaws provide that a quorum necessary to hold a valid meeting of the board of directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a Fully Diluted basis. Also, directors representing more than 75% of the entire board of directors must approve other significant transactions, such as incurring debt above certain amounts and conducting business other than through the operating partnerships. Without the approval of Mr. Berg or his designee, board of directors approval that we may need for actions that might result in a sale of your stock at a premium or raising additional capital when needed could be difficult or impossible to obtain.

     BOARD OF DIRECTORS REPRESENTATION. The Berg Group members have the right to designate two of the director nominees submitted by our board of directors to stockholders for election, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock calculated on a Fully Diluted basis. If the Fully Diluted ownership of the Berg Group members and their affiliates, other than us and the operating partnerships, is less than 15% but is at least 10% of the common stock, the Berg Group members have the right to designate one of the director nominees submitted by our board of directors to stockholders for election. Its right to designate director nominees affords the Berg Group substantial control and influence over the management and direction of our corporation. The
     Berg Group's interests could conflict with the interests of our stockholders, and could adversely affect the price of our common stock.

     SUBSTANTIAL OWNERSHIP INTEREST. The Berg Group currently owns O.P. Units representing approximately 76.8% of the equity interests in the operating partnerships and approximately 76.5% of our equity interests on a Fully Diluted basis. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

     In addition, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a Fully Diluted basis, the consent of the limited partners holding the right to vote a majority of the total number of O.P. Units outstanding is also required with respect to:

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

     Our contracts with the Berg Group provide it with interests that could conflict with those of our other stockholders, including the following:

     - our headquarters are leased from an entity owned by the Berg Group, to whom we pay rent of $7,520 per month;

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

     BERG LAND HOLDINGS. The Berg Group owns several parcels of unimproved land in the Silicon Valley that the operating partnerships and we have the right to acquire under the terms of the Berg land holdings option agreement. We have agreed to pay an amount based on pre-negotiated terms for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-trading-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the independent directors committee of our board of directors, these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders.

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

     RELATED PARTY DEBT. As of December 31, 2001, we had borrowed approximately $79.9 million under our $100 million line of credit with the Berg Group, which is secured by eleven of our properties and expires March 2003. We have the right to draw on the line of credit and are liable for repayment of all amounts owing under the line of credit. The line of credit bears interest at an annual rate of LIBOR plus 1.30 percent. We are also liable for a mortgage loan of $11.4 million that we assumed in connection with our acquisition of a property that we acquired in May 2000 under the Berg land holdings option agreement. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Loan defaults of this type could materially and adversely affect our business, financial condition and our results of operations and cause our stock price to fall. They also could result in a substantial reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1., "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

     OUR OPTION TO ACQUIRE R&D PROPERTIES DEVELOPED ON EXISTING LAND AND LAND ACQUIRED IN THE FUTURE BY THE BERG GROUP WILL TERMINATE WHEN THE BERG GROUP'S OWNERSHIP HAS BEEN REDUCED.

     The Berg land holdings option agreement, as amended, which provides us with significant benefits and opportunities to acquire additional R&D properties from the Berg Group, will expire when the Berg Group and their affiliates (excluding us and the operating partnerships) own less than 65% of our common stock on a Fully Diluted basis. Termination of the Berg land holdings option agreement could result in limitation of our growth, which could cause our stock price to fall.

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

     TENANT BANKRUPTCIES. Key tenants could seek the protection of the bankruptcy laws, which could result in the rejection and termination of their leases, thereby causing a reduction in our rental income. For example, during the last six months, three tenants accounting for approximately 399,000 net rentable square feet of R&D properties informed us that they had filed petitions under Chapter 11 of the Bankruptcy Code. Under the bankruptcy laws, these tenants may have the right to reject their leases with us and our claim for rent will be limited to the greater of one year or 15% of the total amount giving under the leases upon default, but not to exceed three years of the remaining term of the lease following the earlier of the petition filing date or the date on which we gained repossession of the property, as well as any rent that was unpaid on the earlier of those dates. In addition, one tenant accounting for approximately 158,000 of the 399,000 net rentable square feet of R&D properties has discontinued its operations, and we do not anticipate collecting any additional rent from them. Of the three tenants in bankruptcy, we have regain possession of two properties from one tenant comprising 158,000 rentable square feet. These two properties may take anywhere from six to twelve months or longer to re-lease. These tenants' rent obligations are current through March. Please refer to Item 2. "Properties - Events Subsequent to December 31, 2001" for more details.

     OUR SUBSTANTIAL INDEBTEDNESS. Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Failure to renew or replace the Berg Group line of credit when it expires in March 2003 would materially affect our business and affect our ability to pay dividends to stockholders. We cannot assure you that we will be able to obtain a replacement line of credit with terms similar to the Berg Group line of credit, or at all. Our cost of borrowing funds could increase substantially after the Berg Group line of credit expires. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

     FAILURE TO SATISFY FEDERAL INCOME TAX REQUIREMENTS FOR REITS COULD REDUCE OUR DISTRIBUTIONS, REDUCE OUR INCOME AND CAUSE OUR STOCK PRICE TO FALL.

     FAILURE TO QUALIFY AS A REIT. Although we currently operate in a manner designed to enable us to qualify and maintain our REIT status, it is possible that economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our board of directors either to refrain from making the REIT election or to revoke that election once made. To maintain REIT status, we must meet certain tests for income, assets, distributions to stockholders, ownership interests, and other significant conditions. If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain provisions of the tax laws, we would be disqualified from treatment as a REIT for the four taxable years following the year in which our qualification was lost. As a result, FAD to our stockholders would be reduced for each of the years involved and, in addition, we would no longer be required to make distributions to our stockholders.

     REIT DISTRIBUTION REQUIREMENTS. To maintain REIT status, we must distribute as a dividend to our stockholders at least 90% of our otherwise taxable income, after certain adjustments, with respect to each tax year. We may also be subject to a 4% non-deductible excise tax in the event our distributions to stockholders fail to meet certain other requirements. Failure to comply with these requirements could result in our income being subject to tax at regular corporate rates and could cause us to be liable for the excise tax.

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

     OUR PROPERTIES COULD BE SUBJECT TO PROPERTY TAX REASSESSMENTS.

     We do not believe that the acquisition of any of our interests in the operating partnerships has resulted in a statutory change in ownership that could give rise to a reassessment of any of our properties for California property tax purposes. We cannot assure you, however, that county assessors or other tax administrative agencies in California will not attempt to assert that such a change occurred as a result of these transactions.
     Although we believe that such a challenge would not be successful ultimately, we cannot assure you regarding the outcome of any related dispute or proceeding. A reassessment could result in increased real estate taxes on our properties that, as a practical matter, we may be unable to pass through to our tenants in full. This could reduce our net income and our FAD and cause our stock price to fall.

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

     In addition, after December 1999, all O.P. Unit holders may tender their O.P. Units to us in exchange for shares of common stock on a one-for-one basis at then-current market value or an equivalent amount in cash, at our election. If we elect to pay cash for the O.P. Units, our liquidity may be reduced and we may lack sufficient funds to continue paying the amount of our anticipated or historical cash distributions. This could cause our stock price to fall.

     SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

     We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of the common stock. As of December 31, 2001, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period.

     MARKET INTEREST RATES MAY REDUCE THE VALUE OF THE COMMON STOCK.

     One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, as a percentage of the price of such shares, relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, increase the funds available for us to distribute, and, in fact, would likely increase our borrowing costs and decrease FAD. Thus, higher market interest rates could cause the price of our common stock to fall.

ITEM 2.   PROPERTIES

     GEOGRAPHIC AND TENANT FOCUS

     We focus on the facility requirements of information technology companies in the Silicon Valley, which include space for office, R&D, light manufacturing and assembly. With the Silicon Valley's highly educated and skilled work force, history of numerous successful start-up companies and large contingent of venture capital firms, we believe that this region will continue to spawn successful new high-growth industries and entrepreneurial businesses to an extent matched nowhere else in the United States. We believe that our focus and thorough understanding of the Silicon Valley real estate market enables us to:

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

     PROPERTY PORTFOLIO

     All our properties are R&D properties. Generally, these properties are one- to four-story buildings of tilt-up concrete construction, have 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from 8,700 to 515,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants' requirements with the use of movable dividers.

     The following table sets forth certain information relating to our properties as of December 31, 2001:


                                                                                                            Major
                                         Total    Percentage                                               Tenants'
                            No. of     Rentable  Leased as of    Average 2001                              Rentable    2001 Annual
Location                  Properties    Sq. Ft.  Dec. 31, 2001    Occupancy   Major Tenants                 Sq. Ft.   Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5300-5350 Hellyer Avenue (3)  2        160,000        100%           100%     Tyco International, Inc.     160,000    $ 3,125,760

10401-10411 Bubb Road (3)     1         20,330        100%           100%     Celerity Systems, Inc.        20,330        486,417

2001 Logic Drive (4)          1         72,426        100%           100%     Xilinx, Inc.                  72,426      1,998,960

45365 Northport Loop West     1         64,218        100%           100%     Mattson Technology, Inc.      31,641      1,246,196
                                                                              JNI Corporation               19,727

45700 Northport Loop East     1         47,570        100%           100%     Philips Electronics           47,570        726,732

45738 Northport Loop West     1         44,256        100%           100%     EIC Corporation               44,256        565,081

4050 Starboard Drive          1         52,232        100%           100%     Flash Electronics, Inc.       52,232        783,480

3501 W. Warren Avenue &       1         67,864        100%           100%     StorageWay, Inc.              51,864      1,368,597
46600 Fremont Blvd.

                                                                                                            Major
                                         Total    Percentage                                               Tenants'
                            No. of     Rentable  Leased as of    Average 2001                              Rentable    2001 Annual
Location                  Properties    Sq. Ft.  Dec. 31, 2001    Occupancy   Major Tenants                 Sq. Ft.   Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
48800 Milmont Drive           1         53,000        100%           100%     Zhone Technologies, Inc.      53,000        621,645

4750 Patrick Henry Drive      1         65,780        100%           100%     InterTrust Technologies Corp. 65,780      1,538,978

Triangle Technology Park (3)  7        416,927        100%            98%     JDS Uniphase Corporation     152,362      6,440,876
                                                                              Intevac Corporation          119,583
                                                                              Xicom Technology, Inc.        47,480
                                                                              Solid Data Systems, Inc.      34,248
                                                                              Diligent Software             25,350
                                                                                            Systems Corp.

5850-5870 Hellyer             1        109,715        100%           100%     Clear Logic, Inc.             64,805      1,589,009
                                                                              Gadzoox Networks, Inc.        44,910

5750 Hellyer Avenue           1         73,312        100%           100%     Gadzoox Networks, Inc.        73,312        566,720(2)

800 Branham Lane East (5)     1        239,000        100%           100%     Candescent Technologies Corp.239,000      3,395,956

5500-5550 Hellyer Avenue      2        196,534        100%           100%     ACT Manufacturing, Inc.      196,534      3,083,639(2)

5400 Hellyer Avenue           1         77,184        100%           100%     Jetstream Communications, Inc.77,184      1,435,997

5325 Hellyer Avenue           1        131,500        100%           100%     Celestica Asia, Inc.         131,500      2,303,880(2)

5905-5965 Silver Creek        4        346,000        100%           100%     ONI Systems Corporation      346,000      3,169,290(2)

855 Branham Lane East         1         67,912        100%           100%     Lynuxworks, Inc.              67,912      1,486,400(2)

1065 L'Avenida                5        515,700        100%           100%     Microsoft Corporation        515,700     19,555,592

1750 Automation Parkway       1         80,641        100%           100%     JDS Uniphase Corporation      80,641      1,720,336

1756 Automation Parkway       1         80,640        100%           100%     JDS Uniphase Corporation      80,640      1,792,312

1762 Automation Parkway       1         61,100        100%           100%     JDS Uniphase Corporation      61,100      2,066,776

1768 Automation Parkway       1        110,592        100%           100%     JDS Uniphase Corporation     110,592      3,084,168

255 Caspian Drive (6)         1         98,500        100%           100%     Exodus Communications, Inc.   98,500      2,062,149

245 Caspian Drive (6)         1         59,400        100%           100%     Exodus Communications, Inc.   59,400      1,670,760(2)

2251 Lawson Lane              1        125,000        100%           100%     Amdahl Corporation           125,000      1,407,785

1230 East Arques              1         60,000        100%           100%     Amdahl Corporation            60,000        305,672

1250 East Arques              4        200,000        100%           100%     Amdahl Corporation           200,000        755,923

3120 Scott Blvd.              1         75,000        100%           100%     Amdahl Corporation            75,000      1,238,081

20400 Mariani Avenue          1        105,000        100%           100%     Dade Behring, Inc.           105,000      1,096,200

10500 De Anza Blvd.           1        211,000        100%           100%     Apple Computer, Inc.         211,000      4,338,840

20605-705 Valley Green  Dr.   2        142,000        100%           100%     Apple Computer, Inc.         142,000      1,975,381

10300 Bubb Road               1         23,400        100%           100%     Apple Computer, Inc.          23,400        421,200

10440 Bubb Road               1         19,500        100%           100%     Luminous Networks, Inc.       19,500      1,093,560

10460 Bubb Road               1         45,460        100%           100%     Luminous Networks, Inc.       45,460      1,606,552

1135 Kern Avenue              1         18,300        100%           100%     Broadmedia, Inc.              18,300        315,899

1190 Morse Avenue &           1         28,350        100%           100%     Coptech West                  28,350        353,244
405 Tasman Avenue

450 National Avenue           1         36,100        100%            92%     ePeople, Inc.                 36,100      1,169,750

                                                                                                            Major
                                         Total    Percentage                                               Tenants'
                            No. of     Rentable  Leased as of    Average 2001                              Rentable    2001 Annual
Location                  Properties    Sq. Ft.  Dec. 31, 2001    Occupancy   Major Tenants                 Sq. Ft.   Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
3301 Olcott Street            1         64,500        100%           100%     NEC Electronics, Inc.         64,500      1,170,335

2800 Bayview Avenue           1         59,736        100%           100%     Mattson Technology, Inc.      59,736        674,815

6850 Santa Teresa Blvd.       1         30,000        100%            83%     Valiant Networks, Inc.        30,000        589,992

6810 Santa Teresa Blvd.       1         54,996        100%           100%     Polaris Networks, Inc.        54,996      1,498,105

140-150 Great Oaks Blvd. &    2        105,300        100%           100%     Atcor Corporation             52,000      1,678,341
6781 Via Del Oro                                                              Amtech Corporation            31,500

6540-6541 Via Del Oro &       2         66,600        100%           100%     Exsil, Inc.                   20,076      1,026,920
6385-6387 San Ignacio Ave.                                                    Alcatel USA, Inc.             17,400
                                                                              Modutek Corporation           17,400

6311-6351 San Ignacio Ave.    5        362,767        100%           100%     On Command Corporation       131,320      4,701,356
                                                                              Saint-Gobain                  66,042
                                                                              Avnet, Inc.                   53,494
                                                                              Photon Dynamics, Inc.         52,000
                                                                              Teledex Corporation           30,000

6320-6360 San Ignacio  Ave.   1        157,292        100%            97%     Nortel Networks Corporation   92,692      3,567,308
                                                                              Quantum 3D                    19,600


75 East Trimble Road &        2        170,810        100%           100%     Comerica Bank                 93,984      2,518,737
2610 North First Street                                                       County of Santa Clara         76,826

2033-2243 Samaritan Drive     3        235,122         36%            85%     Texas Instruments             48,677      4,448,047
                                                                              State Farm Insurance          23,801

1170 Morse Avenue             1         39,231        100%           100%     CA Parkinsons Foundation      39,231        365,256

3236 Scott Blvd.              1         54,672        100%           100%     Celeritek, Inc.               54,672        934,893

1212 Bordeaux Lane            1         71,800        100%           100%     TRW, Inc.                     71,800      1,324,296

McCandless Technology Park   14        705,956         91%            92%     Larscom, Inc.                118,708
                                                                              Arrow Electronics, Inc.       92,862     10,479,998
                                                                              SDRC                          50,768
                                                                              Chartered Semiconductor       45,312
                                                                              Panasonic Industrial Co.      40,970
                                                                              K-TEC Corporation.            39,800
                                                                              Promptu Systems               26,663
                                                                              Corporation

1600 Memorex Drive            1        107,500        100%           100%     Sasco Electric               107,500        758,542

1688 Richard Avenue           1         52,800        100%           100%     NWE Technology, Inc.          52,800        734,343

1700 Richard Avenue           1         58,783        100%           100%     Broadwing, Inc.               58,783        614,287
                            ------------------                                                                       -------------
             TOTAL           97      6,799,308                                                                       $121,049,364
                            ==================                                                                       =============

(1)  Annual  cash rents do not  include  any effect  for  recognition  of rental income on the straight-line method of accounting required by generally accepted accounting principles under which contractual rent payment increases are recognized evenly over the lease term. Cash rents for properties sold during 2001 are also excluded.

(2) Property was purchased during 2001. The 2001 Annual Base Rent reflects rent received from the date of acquisition through December 31, 2001.

(3)  Joint venture properties.

(4)  This property was sold in March 2002.

(5) Candescent Technologies Corporation terminated its lease in March 2002 in a negotiated settlement with us. This property is currently vacant.

(6) Exodus Communications, Inc. terminated its lease effective May 2002 in a negotiated settlement with us. These properties are currently vacant.

     We own 100% of all of the properties, except for one of the buildings in the Triangle Technology Park, which is owned by a joint venture in which we, through an operating partnership, own a 75% interest, the property at 10401-10411 Bubb Road, which is owned by a joint venture in which we, through an operating partnership, own an 83.33% interest, and the properties at 5300-5350 Hellyer Avenue, which are owned by a joint venture in which we, through an operating partnership, own a 50% interest.

     EVENTS SUBSEQUENT TO DECEMBER 31, 2001

     In January 2002, we acquired an approximately 125,000 rentable square foot newly constructed R&D property located at 5345 Hellyer Avenue in San Jose, California under the Berg land holdings option agreement. The total acquisition price for this property was approximately $13.7 million. We acquired this property by borrowing $7.5 million under the Berg Group line of credit and issuing 502,805 O.P. Units to various members of the Berg Group.

     On March 6, 2002, we completed the sale in a tax-deferred exchange of a 72,426 square foot R&D property located at 2001 Logic Drive, San Jose, California to Xilinx, Inc., which exercised a purchase option in the same month. We realized a gain of $6.1 million on the total sale price of approximately $18.5 million. The sale proceeds from the property sold were classified as restricted cash to be used in tax-deferred property exchanges.

     Effective March 8, 2002, we acquired three R&D buildings totaling approximately 206,000 rentable square foot located at 2610 and 2630 Orchard Parkway and 55 West Trimble Road in San Jose, California from Silicon Valley Properties, LLC in a tax-deferred exchange transaction involving our former R&D properties at 2001 Logic Drive and 5713-5729 Fontanoso Way, San Jose, California. The total acquisition price for these properties was approximately $31.3 million.

     One of our tenants, Exodus Communications, Inc. ("Exodus"), filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on September 26, 2001. Effective May 2002, Exodus will terminate its lease agreement in a negotiated settlement with us and stop paying its monthly obligations under the lease. Exodus was leasing two properties comprising approximately 158,000 rentable square feet. We will forego approximately $4.4 million in cash rental revenues in 2002 due to this lease termination. These two properties are currently vacant and may take six months or longer to re-lease.

     Two other tenants, comprising 241,000 rentable square feet, are also in bankruptcy. They are currently paying their monthly obligations under the leases. At this time, we do not know whether these tenants will disavow their leases. For 2002, the projected combined cash rental revenues for these tenants are approximately $4.5 million.

     Candescent Technologies Corporation, which leased two properties representing approximately 284,000 rentable square feet, terminated its lease agreement in a negotiated settlement with us effective March 2002. For 2002, the projected cash rental revenues for this tenant would have been approximately $4.8 million. One of the properties, consisting of approximately 239,000 square feet, may take twelve months or more to re-lease and is currently vacant. The other property, consisting of 45,000 rentable square feet, is partially leased, of which 11,270 rentable square feet remains vacant.

     We have performed an impairment analysis on the properties that were leased by Exodus and Candescent Technologies and believe that no impairment has been incurred.

     LEASE EXPIRATIONS

     The following table sets forth a schedule of the lease expirations for the properties beginning with 2002, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 190,227 rentable square feet that was vacant as of December 31, 2001 and 72,426 rentable square feet for a property that was sold in March 2002.

                  Number of                                                           Percentage of Total Annual
 Year of Lease     Leases      Rentable Square Footage      2002 Annual Base Rent      Base Rent Represented By
  Expiration      Expiring   Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
--------------------------------------------------------------------------------------------------------------------
     2002            17                962,253 (3)          $    6,700,518                         5.4%

     2003            13                423,443                   6,721,163                         5.4%

     2004            19              1,022,972                  13,350,096                        10.8%

     2005            19                644,344                  13,129,457                        10.6%

     2006            17              1,343,862                  40,832,232                        33.0%

     2007            15              1,039,089                  22,237,483                        18.0%

     2008             1                125,000                   1,431,032                         1.2%

     2009             1                 58,783                     649,555                         0.5%

     2010             1                 82,875                   1,652,653                         1.3%

  Thereafter          4                834,034                  17,041,244                        13.8%
              ------------------------------------------------------------------------------------------------------
                    107              6,536,655              $  123,745,433                         100%
              ======================================================================================================

(1) The base rent for leases expiring is based on scheduled January 2002 annual cash rents, which are different than annual rents determined in accordance with GAAP.
(2)  Based upon 2002 annual cash rents as discussed in Note (1).
(3) Includes properties that were leased by Exodus Communications, Inc. and Candescent Technologies Corporation.


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

ITEM 3.   LEGAL PROCEEDINGS

     Neither the operating partnerships, the properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, the properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business. We do not expect any of such proceedings to have material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The high and low sale prices per share of common stock during each quarter of 2001 and 2000 were as follows:

                                    2001                              2000
                        -----------------------------     -----------------------------
                            High            Low               High            Low
                        -------------   -------------     -------------   -------------
1st Quarter                $14.20          $12.50              $9            $7 1/8
2nd Quarter                $14.39          $11.23           $10 5/8         $8 5/16
3rd Quarter                $14.35          $11.60             $14             $10
4th Quarter                $12.85          $10.85           $14 5/8         $12 7/8

     On March 25, 2002, there were 242 registered holders of the Company's common stock. We declared and paid dividends in each quarter of 2001 and 2000. We expect to pay quarterly dividends during 2002. The following tables show information for quarterly dividends for 2001 and 2000.

                                         2001
                       -----------------------------------------------
                           Record        Payment           Dividend
                            Date          Date             per Share
                       -------------   -------------     -------------
1st Quarter               03/30/01        04/10/01           $0.19
2nd Quarter               06/29/01        07/12/01            0.22
3rd Quarter               09/28/01        10/11/01            0.24
4th Quarter               12/31/01        01/10/02            0.24
                                                         -------------
      Total                                                  $0.89
                                                         =============

                                         2000
                       -----------------------------------------------
                           Record         Payment          Dividend
                            Date           Date            per Share
                       -------------   -------------     -------------
1st Quarter               03/31/00        04/10/00           $0.15
2nd Quarter               06/28/00        07/07/00            0.17
3rd Quarter               09/29/00        10/10/00            0.17
4th Quarter               12/29/00        01/10/01            0.19
                                                         -------------
      Total                                                  $0.68
                                                         =============

     For federal income tax purposes, we have characterized 100% of the dividends declared in 2001 and 2000 as ordinary income.

     The closing price of our common stock on December 31, 2001, the last trading day, was $12.72 per share.

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

                                                                                                         One Month
                                                            Year Ended December 31,                        Ended        Year Ended
                                           ----------------------------------------------------------   December 31,   November 30,
                                               2001           2000           1999           1998           1997           1997
                                           -------------  -------------  -------------  -------------  -------------  --------------
OPERATING DATA:                                                 (dollars in thousands, except per share)
Revenue:
   Rental revenues                           $128,228       $ 99,567       $ 73,726       $ 27,285       $     -         $  1,376
   Tenant reimbursements                       17,571         14,635         11,047          4,193             -               -
   Other income, including interest
     and gain on sale of assets                13,918          1,742          1,220            278             27           5,095
                                           -------------  -------------  -------------  -------------  -------------  --------------
Total revenues                                159,717        115,944         85,993         31,756             27           6,471
                                           -------------  -------------  -------------  -------------  -------------  --------------
Expenses:
   Property operating, maintenance
     and real estate taxes                     18,403         15,025         11,467          4,821             -              246
   Interest                                     8,704          8,290         11,623          4,685             -              425
   Interest (related parties)                   4,709          4,475          2,246          3,511             -               -
   General and administrative                   1,284          1,065          1,185          1,501            139           1,467
   Depreciation                                16,917         15,456         13,156          5,410             -              246
                                           -------------  -------------  -------------  -------------  -------------  --------------
Total Expenses                                 50,017         44,311         39,677         19,928            139           2,384
                                           -------------  -------------  -------------  -------------  -------------  --------------
   Income (loss) before minority
     interest and income taxes                109,700         71,633         46,316         11,828           (112)          4,087
   Minority interest                           91,565         59,054         39,785         12,049             -               -
                                           -------------  -------------  -------------  -------------  -------------  --------------
   Income (loss) before income taxes           18,135         12,579          6,531           (221)          (112)          4,087
   (Benefit) provision for income taxes            -              -              -              -             (38)          1,043
                                           -------------  -------------  -------------  -------------  -------------  --------------
        Net income (loss)                    $ 18,135       $ 12,579       $  6,531       $   (221)      $    (74)       $  3,044
                                           =============  =============  =============  =============  =============  ==============

   Basic income (loss) per share (1)            $1.06           $.73           $.52          $(.13)         $(.05)         $18.48
   Diluted income (loss) per share (1)          $1.03           $.72           $.52          $(.13)         $(.05)         $18.48

PROPERTY AND OTHER DATA (2):
   Total properties, end of period                 97             89             80
   Total square feet, end of period (000's)     6,799          6,196          5,307
   Average monthly rental revenue
     per square foot (3)                        $1.59          $1.36          $1.16
   Occupancy at end of period                      97%            99%            99%

FUNDS FROM OPERATIONS (2) (4):               $114,513        $86,303        $59,079        $17,238

   Cash flows from operating activities      $111,157        $84,580        $60,298        $16,264           $(46)        $(1,000)
   Cash flows from investing activities        (3,040)        (2,736)       (12,084)          (118)            -           46,198
   Cash flows from financing activities      (107,498)       (83,706)       (41,920)       (21,469)           150         (42,844)


                                                                         December 31,
                                           -------------------------------------------------------------------------  November 30,
                                               2001           2000            1999          1998           1997           1996
                                           -------------  -------------  -------------  -------------  -------------  --------------
                                                                            (dollars in thousands)
BALANCE SHEET DATA:

   Real estate assets, net of
      accumulated depreciation               $860,935       $807,456       $697,616       $516,029      $      -          $46,285
   Total assets                               910,255        826,910        712,704        519,866          5,763          46,324
   Line of credit - related parties            79,887         50,886             -             -               -               -
   Debt                                       127,416        132,055        133,952        184,389             -           30,753
   Debt - related parties                      11,371         11,643         31,193         20,752             -               -
   Total liabilities                          286,768        255,505        215,212        213,234            552          32,142
   Minority interest                          515,063        469,332        396,810        273,379             -               -
   Stockholders' equity                       108,424        102,073        100,682         33,253          5,211          14,182

   Common stock outstanding                17,329,779     17,025,365     16,972,374     8,218,594       1,501,104          45,704
   O.P. Units issued and outstanding       85,762,541     83,576,027     76,205,789     60,151,697             -               -


(1)  As adjusted for the 1 for 30 reverse stock split in November 1997.
(2)  Property and other data shown only as of December 31, 2001, 2000, and 1999.
(3) Average monthly rental revenue per square foot has been determined by taking the total base rent for the period, divided by the number of months in the period, and then divided by the total square feet of occupied space.
(4) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. See Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

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

     OVERVIEW AND BACKGROUND

     Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all its real estate assets to Spieker Properties, L.P. for approximately $50.5 million in cash and paid a special dividend of $9.00 per share to stockholders. After the sale of assets and the payment of the dividend to stockholders, Mission West Properties retained only nominal assets. Subsequently, Mission West Properties accepted a proposal by the Berg Group to acquire control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties, from the Berg Group. The transaction was completed on September 2, 1997, at which time all of our existing officers and directors resigned and the Berg Group and the other investors acquired a 79.6% controlling ownership position as a group. On October 20, 1997, we paid a further distribution of $3.30 per share to our stockholders from available cash, including approximately $900,000 received in the September 1997 transaction. No portion of the distribution was paid on shares acquired by the Berg Group and its co-investors. In connection with that distribution, the AMEX halted trading of the common stock on October 20, 1997. In May 1998, we, the Berg Group members, John Kontrabecki, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the pending projects acquisition agreement, the Berg land holdings option agreement and the exchange rights agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships. We effected our purchase of the general partnership interests by issuing to each of the operating partnerships a demand note bearing interest at 7.25% per annum, aggregating $35.2 million of principal payable no later than July 1, 2000. Effective July 1, 1998, all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, representing ownership of approximately 87.89% of the operating partnerships, upon consummation of the acquisition, and our general partnership interests represented the balance of the ownership of the operating partnerships. As of December 29, 1998, we and the limited partners in the operating partnerships entered into the exchange rights agreement, and we entered into the pending projects acquisition agreement and the Berg land holdings option agreement with the Berg Group and other sellers. At December 31, 2001, we owned a 16.73% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     On December 28, 1998, our stockholders approved and ratified our sale of common stock under two May 1998 private placements, the pending projects acquisition agreement and the Berg land holdings option agreement between us and the Berg Group, and our reincorporation in the State of Maryland. On December 29, 1998, we sold 6,495,058 shares of common stock at a price of $4.50 per share to a number of accredited investors to complete two May 1998 private placements. The aggregate proceeds, net of fees and offering costs, of approximately $27.8 million were used to pay down amounts outstanding under the demand notes due to the operating partnerships. Our reincorporation under the laws of the State of Maryland through the merger of Mission West Properties into Mission West Properties, Inc. occurred on December 30, 1998, at which time all shares that had been issued by our predecessor California corporation and remained outstanding were converted into shares of our common stock on a one-for-one basis.

     On December 8, 1998, the AMEX recommenced trading of our common stock. In July 1999, we completed a public offering of 8,680,000 shares of our common stock at $8.25 per share. The net proceeds of approximately $66.9 million, after deducting underwriting discounts and other offering costs, were used primarily to repay indebtedness.

     We have two wholly-owned corporate subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center. Both corporations are inactive.

     Since the beginning of calendar year 1999, we have been taxed as a qualified REIT.

     CRITICAL ACCOUNTING POLICIES

     We prepare the consolidated financial statements in conformity with GAAP, which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We believe that the following best describe our critical accounting policies:

     REAL ESTATE ASSETS. Real estate assets are stated at the lower of cost or fair value. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, Accounting for Sales of Real Estate.

     We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. As of December 31, 2001 and 2000, the properties' carrying values did not exceed the estimated fair values and no impairment losses were recorded.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RESERVE. The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectability of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for a straight-line adjustment reserve for existing tenants with the potential of bankruptcy or ceasing operations. The use of different estimates or assumptions could produce different results. Our accounts receivable balance was approximately $560,000, net of allowance for doubtful accounts of $250,000 as of December 31, 2001. Our straight-line adjustment reserve was $600,000 as of December 31, 2001.

     JOINT VENTURES. We, through an operating partnership, own three properties that are in joint ventures of which we have an 83.33%, 75% and 50% interest. We manage and operate all three properties. The recognition of these properties and their operating results is 100% reflected on our consolidated financial statements. In calculating FFO, the unaffiliated third party minority interests are excluded. Estimated monthly payments are made to the owners with 16.67%, 25% and 50% interests, which requires us to make assumptions and judgments. Actual results may differ from these estimates under different assumptions or conditions.

     REVENUE RECOGNITION. Rental revenue is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as deferred rent on the balance sheet. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs. These additional rents are reflected on the accrual basis.

     Rental revenue is affected if existing tenants terminate or amend their leases. Thus, if tenants lengthen their lease term, additional rental revenue is recognized. On the other hand, if tenants terminate their lease agreements or shorten their lease terms, rental revenue decreases because of lesser future cash flows and a one-time straight-line adjustment. We try to identify tenants who have the potential of bankruptcy or of ceasing operations. By anticipating these events in advance, we expect to take actions to minimize the effect on the results of our operations. Our judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

     RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

     RENTAL  REVENUES
     ---------------
     As of December 31, 2001, we, through our controlling interests in the operating partnerships, owned 97 properties totaling approximately 6.8 million square feet compared to 89 properties totaling approximately 6.2 million square feet as of December 31, 2000. This represented a net increase of approximately 10% in total rentable square footage from the prior year. We made the following acquisitions under the Berg land holdings option agreement and through the exchange of existing R&D properties.

               Date of                                                           Rentable Square
             Acquisition                          Address                            Footage
          -------------------    -------------------------------------------    -------------------
                 1/01            5325 Hellyer Avenue                                  131,500
                 2/01            5500 Hellyer Avenue                                  117,740
                 4/01            245 Caspian Drive (1)(3)                              59,400
                 5/01            855 Branham Lane East (1)                             67,912
                 6/01            5550 Hellyer Avenue                                   78,794
                 7/01            5905-5965 Silver Creek Valley Road I (2)             247,500
                 8/01            5750 Hellyer Avenue                                   73,312
                10/01            5905-5965 Silver Creek Valley Road II                 98,500
                                                                                -------------------
                                      Total                                           874,658
                                                                                ===================

(1) Acquired in exchange for R&D property located at 4949 Hellyer Avenue, San Jose, California.
(2)  Three buildings were acquired at this location.
(3) A lessee was paying rent for this site under a 15-year lease, although the building has not been completed for occupancy by this lessee. This lessee filed for bankruptcy protection under Chapter 11 in September 2001 and has effectively terminated its lease agreement in May 2002 in a negotiated settlement with us.

     During 2001, we sold two R&D properties pursuant to Section 1031 of the Internal Revenue Code of 1986. The gain on the sale of the properties was deferred for tax purposes as the properties were exchanged for the properties identified above in note (1) in the preceding table, as well as 2610 and 2630 Orchard Parkway and 55 West Trimble Road, San Jose, California, which we acquired in March 2002. Our property sales which were effected pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, are as follows:

               Date of                                                           Rentable Square
             Disposition                          Address                            Footage
          -------------------    -------------------------------------------    -------------------
                 1/01            4949 Hellyer Avenue                                  200,484
                 9/01            5713-5729 Fontanoso Way                               77,700
                                                                                -------------------
                                      Total                                           278,184
                                                                                ===================

     The following table depicts the amounts of rental revenues for the years ended December 31, 2001 and 2000 represented by our historical properties and our acquired properties since July 1, 1998 and the percentage of the total increase in rental revenues over the period that is represented by each group of properties.

                                         December 31,
                               ----------------------------------                          % Change by         % of Total
                                    2001                2000           $ Change           Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                               (dollars in thousands)
Same Property (1)                  $66,306             $59,304             $7,002               11.8%               7.0%
1998 Acquisitions                    2,330               2,330                  -                   -                  -
1999 Acquisitions                   25,757              25,635                122                0.5%                  -
2000 Acquisitions (2)               20,151              12,298              7,853               63.9%               7.9%
2001 Acquisitions                   13,684                   -             13,684                100%              13.7%
                               --------------      --------------     --------------                         --------------
               Total/Overall      $128,228             $99,567            $28,661               28.8%              28.8%
                               ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned as of July 1, 1998, properties acquired in 1998 and 1999 and still owned as of December 31, 2001.
(2) The amounts, for "2000 Acquisitions" in year 2000, for some properties do not reflect a full twelve months of rent due to the timing of the acquisition of the properties during the year 2000.

     For the year ended December 31, 2001, our rental revenues from real estate increased by $28.7 million, or 29%, which included an increase of approximately $6.1 million over base rental revenues to reflect rental revenues on a straight-line basis, from $99.5 million for the year ended December 31, 2000 to $128.2 million for the same period in 2001. These increases were primarily attributable to scheduled increases in rental rates and new acquisitions. Of the $28.7 million increase in rental revenues, $7.0 million resulted from the Company's "Same Property" portfolio, $0.1 million resulted from newly developed properties acquired in 1999, $7.9 million resulted from newly developed properties acquired in 2000, and $13.7 million resulted from newly developed properties acquired in 2001.

     OTHER INCOME
     ------------
     Other income, including interest and excluding gain on sales of real estate, was approximately $2.5 million and $1.7 million for the years ended December 31, 2001 and 2000, respectively. The $0.8 million increase was primarily from interest earned on our restricted cash account. Gain on sales of real estate was approximately $11.5 million for the year ended December 31, 2001.

     EXPENSES
     --------
     The following table reflects the increase in property operating expenses and real estate taxes for the year ended December 31, 2001 over property operating expenses and real estate taxes for the year ended December 31, 2000 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                          December 31,
                               ----------------------------------
                                                                                           % Change by         % of Total
                                    2001                2000             $ Change         Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                               (dollars in thousands)

Same Property (1)                  $11,626             $11,228              $ 398                3.5%               2.6%
1998 Acquisitions                      515                 271                244               90.0%               1.6%
1999 Acquisitions                    2,166               2,813              (647)             (23.0%)             (4.3%)
2000 Acquisitions (2)                1,682                 713                969              135.9%               6.5%
2001 Acquisitions                    2,414                   -              2,414                100%              16.1%
                               --------------      --------------     --------------                         --------------
               Total/Overall       $18,403             $15,025             $3,378               22.5%              22.5%
                               ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned as of July 1, 1998, properties acquired in 1998 and 1999 and still owned as of December 31, 2001.
(2) The amounts, for "2000 Acquisitions" in year 2000, for some properties do not reflect a full twelve months of operating expenses and real estate taxes due to the timing of the acquisition of the properties during the year 2000.

     Tenant reimbursements increased by $3.0 million, or 21%, from $14.6 million for the year ended December 31, 2000 to $17.6 million for the year ended December 31, 2001. Operating expenses and real estate taxes, on a combined basis, increased by $3.4 million, or 23%, from $15.0 million to $18.4 million for the years ended December 31, 2000 and 2001, respectively. Of the $3.4 million increase in property operating expenses and real estate taxes, $0.4 million resulted from the Company's "Same Property" portfolio, $0.2 million resulted from properties acquired in 1998, ($0.6) million resulted from properties acquired in 1999, $1.0 million resulted from properties acquired in 2000, and $2.4 million resulted from properties acquired in 2001. The overall increase in tenant reimbursements, property operating expenses and real estate taxes is primarily a result of the growth in the total square footage of the Company's portfolio of properties during the periods presented. The increases experienced were consistent with the increase in rental revenues. General and administrative expenses increased by $0.2 million from $1.1 million to $1.3 million for the years ended December 31, 2000 and 2001, respectively, primarily due to the addition of one new employee in 2001.

     Interest expense increased by $0.4 million, or 5%, from $8.3 million for the year ended December 31, 2000 to $8.7 million for the year ended December 31, 2001, primarily due to a mortgage loan we established in May 2000 in connection with a property acquisition. Interest expense (related parties) increased by $0.2 million, or 4%, from $4.5 million for the year ended December 31, 2000 to $4.7 million for the year ended December 31, 2001. Interest rates decreased in 2001, which partially offset the increase in interest on additional debt outstanding. As a result of ten R&D property acquisitions since December 31, 2000, debt outstanding, including amounts due related parties, increased by $24.1 million, or 12%, from $194.6 million as of December 31, 2000 to $218.7 million as of December 31, 2001. Management expects interest expense to increase as additional debt is incurred in connection with new property acquisitions.

     Depreciation expense increased by $1.4 million, or 9%, from $15.5 million to $16.9 million for the years ended December 31, 2000 and 2001, respectively. The increase was attributable to the acquisition of ten R&D properties comprised of approximately 875,000 rentable square feet since December 31, 2000.

     MINORITY INTEREST AND NET INCOME
     --------------------------------
     As of December 31, 2001 and 2000, we owned a general partnership interest of 16.54%, 21.41%, 15.42% and 12.24% and 18.15%, 21.36%, 15.38% and 12.21%
     in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. We owned a 16.73% and 16.92% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2001 and 2000, respectively. Our income attributed to minority interest increased by $32.5 million, or 55%, from $59.1 million for the year ended December 31, 2000 to $91.6 million for the year ended December 31, 2001. Net income to shareholders increased by $5.5 million, or 44%, from $12.6 million for the year ended December 31, 2000 to $18.1 million for year ended December 31, 2001. Minority interest represents the limited partners' ownership interest of 83.27% and 83.08%, on a weighted average basis, as of December 31, 2001 and 2000, respectively, in the operating partnerships. The increase in the minority interest percentage resulted from the issuance of additional O.P. Units in connection with the acquisition of eight new properties under the Berg land holdings option agreement.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

     RENTAL REVENUES
     ---------------
     As of December 31, 2000, we, through our controlling interests in the operating partnerships, owned 89 properties totaling approximately 6.2 million square feet compared to 80 properties totaling approximately 5.3 million square feet as of December 31, 1999. This represented an increase of approximately 17% in total rentable square footage from the prior year. The increase resulted from the following acquisitions of nine R&D properties under the pending projects acquisition agreement and the Berg land holdings option agreement:

      Date of                                                           Rentable Square
    Acquisition                          Address                            Footage
-------------------    -------------------------------------------    -------------------
       1/00            1756 Automation Parkway                               80,640
       3/00            800 Branham Lane East                                239,000
       4/00            1762 Automation Parkway                               61,100
       4/00            255 Caspian Way                                       98,500
       5/00            5300 & 5350 Hellyer Avenue (1)                       160,000
       7/00            5400 Hellyer Avenue                                   77,184
      10/00            45365 Northport Loop                                  64,218
      12/00            1768 Automation Parkway                              110,592
                                                                      -------------------
                                                                            891,234
                                                                      ===================

(1)  Two buildings were acquired at this location.

     The following table depicts the amounts of rental revenues for the years ended December 31, 2000 and 1999 represented by our historical properties and our acquired properties since July 1, 1998 and the percentage of the total increase in rental revenues over the period that is represented by each group of properties.

                                          December 31,
                               ----------------------------------
                                                                                           % Change by         % of Total
                                    2000                1999            $ Change          Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                               (dollars in thousands)
Same Property (1)                  $59,304             $54,194            $ 5,110                9.4%               6.9%
1998 Acquisitions                    2,330               2,342               (12)              (0.5%)                  -
1999 Acquisitions (2)               25,635              17,190              8,445               49.1%              11.4%
2000 Acquisitions                   12,298                   -             12,298              100.0%              16.7%
                               --------------      --------------     --------------                         --------------
               Total/Overall       $99,567             $73,726            $25,841               35.0%              35.0%
                               ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned as of July 1, 1998, properties acquired in 1998 and still owned as of December 31, 2000.
(2) The amounts, for "1999 Acquisitions" in year 1999, for some properties do not reflect a full twelve months of rent due to the timing of the acquisition of the properties during the year 1999.


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

     EXPENSES
     --------
     The following table reflects the increase in property operating expenses and real estate taxes for the year ended December 31, 2000 over property operating expenses and real estate taxes for the year ended December 31, 1999 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                           December 31,
                               ----------------------------------
                                                                                           % Change by         % of Total
                                    2000                1999            $ Change          Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                                (dollars in thousands)
Same Property (1)                  $11,228             $ 9,882             $1,346               13.6%              11.7%
1998 Acquisitions                      271                 291               (20)              (6.9%)                  -
1999 Acquisitions (2)                2,813               1,294              1,519              117.4%              13.2%
2000 Acquisitions                      713                   -                713              100.0%               6.2%
                               --------------      --------------     --------------                         --------------
               Total/Overall       $15,025             $11,467             $3,558               31.0%              31.0%
                               ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned as of July 1, 1998, properties acquired in 1998 and still owned as of December 31, 2000.
(2) The amounts, for "1999 Acquisitions" in year 1999, for some properties do not reflect a full twelve months of operating expenses and real estate taxes due to the timing of the acquisition of the properties during the year 1999.

     Tenant reimbursements increased by $3.6 million, or 33%, from $11.0 million for the year ended December 31, 1999 to $14.6 million for the year ended December 31, 2000. Operating expenses and real estate taxes, on a combined basis, increased by $3.5 million, or 31%, from $11.5 million to $15.0 million for the years ended December 31, 1999 and 2000, respectively. Of the $3.5 million increase in property operating expenses and real estate taxes, $1.3 million resulted from the Company's "Same Property" portfolio, $1.5 million resulted from properties acquired in 1999, and $0.7 million resulted from properties acquired in 2000. The overall increase in tenant reimbursements, property operating expenses and real estate taxes is primarily a result of the growth in the total square footage of the Company's portfolio of properties during the periods presented. The increases experienced were consistent with the increase in rental revenues. Other income, including interest, was approximately $1.7 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. The $0.5 million increase was due to the sale of securities. General and administrative expenses decreased by $0.12 million from $1.18 million to $1.06 million for the years ended December 31, 1999 and 2000, respectively, due to the decrease in legal expenses.

     Interest expense decreased by $3.3 million, or 28%, from $11.6 million for the year ended December 31, 1999 to $8.3 million for the year ended December 31, 2000, primarily due to the repayment of the Wells Fargo line of credit in 1999. Interest expense (related parties) increased by $2.2 million, or 100%, from $2.2 million for the year ended December 31, 1999 to $4.4 million for the year ended December 31, 2000. The increase in interest expense (related parties) was attributable to our substitution of the Berg Group line of credit for the Wells Fargo line of credit, and our use of the new credit line in 2000 for nine R&D property acquisitions comprising approximately 891,000 rentable square feet. Interest rates also increased in the second half of the year. On a combined basis, total interest expense decreased $1.1 million from December 31, 1999 to December 31, 2000 because of the repayment of the Wells Fargo line of credit. As a result of nine R&D property acquisitions since December 31, 1999, debt outstanding, including amounts due related parties, increased by $29.5 million, or 17.9%, from $165.1 million as of December 31, 1999 to $194.6 million as of December 31, 2000. Management expects interest expense to increase as additional debt is incurred in connection with new property acquisitions.

     Depreciation expense increased by $2.3 million, or 17%, from $13.2 million to $15.5 million from 1999 to 2000. The additional depreciation resulted from nine R&D properties acquired in 2000.

     MINORITY INTEREST AND NET INCOME
     --------------------------------
     As of December 31, 2000 and 1999, we owned a general partnership interest of 18.15%, 21.36%, 15.38% and 12.21% and 20.28%, 21.32%, 15.33% and 12.18%
     in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. We owned a 16.92% and 18.28% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2000 and 1999, respectively. Our income attributed to minority interest increased by $19.3 million, or 48%, from $39.8 million for the year ended December 31, 1999 to $59.1 million for the year ended December 31, 2000. Net income to shareholders increased by $6.1 million, or 94%, from $6.5 million for the year ended December 31, 1999 to $12.6 million for year ended December 31, 2000. Minority interest represents the limited partners' ownership interest of 83.08% and 81.72%, on a weighted average basis, as of December 31, 2000 and 1999, respectively, in the operating partnerships. The increase in the minority interest percentage resulted from the issuance of additional O.P. Units in connection with the acquisition of nine new properties under the pending projects acquisition agreement and the Berg land holdings option agreement.

     CHANGES IN FINANCIAL CONDITION

     YEAR ENDED DECEMBER 31, 2001.

     The most significant changes in our financial condition in 2001 resulted from property acquisitions and exchanges. In addition, stockholders' equity increased from the exercise of employee stock options and the exchange of O.P. Units for common stock.

     During 2001, we acquired eight R&D properties, all located in Silicon Valley. These acquisitions added approximately 748,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement. The total gross acquisition price for these eight properties was approximately $80.7 million. We financed these acquisitions by borrowing $45.9 million under our line of credit from the Berg Group, assuming other liabilities of $2.0 million, and issuing 2,422,837 O.P. Units to various members of the Berg Group. In addition to those eight property purchases, we also acquired two R&D properties representing approximately 127,000 rentable square feet from the Berg Group for approximately $23.2 million in a tax-deferred exchange with the property sold to Cisco Systems, Inc. as discussed below. The sales proceeds from the properties sold by the Company were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our balance sheet as restricted cash at December 31, 2001. No debt or O.P. Units were issued for these two acquisitions.

     In January 2001, we completed the sale, in a tax-deferred exchange, of a 200,484 square foot R&D property located at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which had exercised a purchase option in November 2000. We realized a gain of $3.1 million, which is included in other income, on the total sale price of $23.2 million. In September 2001, we also completed the sale, in a tax-deferred exchange, of a 77,700 square foot R&D property located at 5713-5729 Fontanoso Way, San Jose, California to Cisco Systems, Inc., which had exercised a purchase option in November 2000. We realized a gain of $8.5 million, which is included in other income, on the total sale price of $15.4 million. Prior to completion of the transactions, the sales proceeds from the properties sold by the Company were classified as restricted cash to be used in tax-deferred property exchanges.

     During the year ended December 31, 2001, stock options were exercised to purchase a total of 68,088 shares of common stock, consisting of 14,588 shares exercised at $4.50 per share, 47,500 shares exercised at $8.25 per share, and 6,000 shares exercised at $13.00 per share. Total proceeds to the Company were approximately $0.5 million. Two limited partners in an operating partnership exchanged 236,326 O.P. Units for 236,326 shares of the Company's common stock under the terms of the exchange rights agreement.

     YEAR ENDED DECEMBER 31, 2000.

     In 2000, our financial condition changed principally as a result of property acquisitions. In addition, stockholders' equity increased from the exercise of employee stock options. During 2000, we acquired nine R&D properties, all located in Silicon Valley.

     The property acquisitions added approximately 891,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement and the pending projects acquisition agreement. The total gross acquisition price for these nine properties was approximately $122.9 million. We financed these acquisitions by borrowing $39.9 million under our line of credit from the Berg Group, issuing an $11.8 million note to the Berg Group, assuming other liabilities of $2.6 million, and issuing 7,370,238 O.P. Units to various members of the Berg Group.

     In May 2000, we entered into a joint venture and acquired two R&D properties of approximately 160,000 square feet located at 5300 and 5350 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. These properties are operated, managed, and owned by a partnership, Hellyer Avenue Limited Partnership, in which one of the operating partnerships owns a 50% interest. The total acquisition price for these properties was $17.2 million. We acquired these properties by issuing an $11.8 million note secured by the property to the Berg Group, issuing 659,223 O.P. Units to various members of the Berg Group, and assuming other liabilities of $0.8 million. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Included in the acquisition price were construction fees of approximately $0.6 million, loan fees of approximately $0.4 million and commission fees of approximately $0.3 million.

     Also in May 2000, we entered into a ten-year lease with ONI Systems Corporation ("ONI") for 444,500 square feet of space to be constructed by the Berg Group on land that is subject to the Berg land holdings option agreement. As partial consideration for the lease, we were allowed to purchase 100,000 shares of ONI common stock in its initial public offering. We purchased and then sold all of the shares and realized net proceeds of $6.3 million. Of this amount, we recognized approximately $0.5 million during the second quarter with the balance deferred as prepaid rent that we are amortizing ratably over the ten-year lease term.

     In November 2000, Cisco Systems, Inc. exercised a purchase option to purchase the properties it was leasing from us at 4949 Hellyer Avenue, San Jose, California and 5713-5729 Fontanoso Way, San Jose, California, comprising 200,484 and 77,700 rentable square feet, respectively. The sale at 4949 Hellyer Avenue was completed in a tax-deferred exchange in January 2001 and the sale of 5713-5729 Fontanoso Way, through another tax-deferred exchange, was closed in the third quarter of 2001.

     During the year ended December 31, 2000, stock options were exercised to purchase a total of 52,991 shares of common stock, consisting of 39,237 shares exercised at $4.50 per share and 13,754 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $0.3 million.

     YEAR ENDED DECEMBER 31, 1999.

     In 1999, we substantially increased total assets through the acquisition of new properties. Total liabilities also increased as a result of these acquisitions, but we paid most of the acquisition cost in the form of newly issued O.P. Units, which increased the minority interest in our business. During 1999, we acquired nine newly constructed R&D properties, all located in Silicon Valley. These acquisitions added approximately 788,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement and the pending projects acquisition agreement. The total gross acquisition price for these five properties was approximately $193.6 million. We financed these acquisitions by the operating partnerships' assumption of $36.4 million of debt due Berg & Berg Enterprises, Inc., the assumption by the operating partnerships of other liabilities of $32.8 million (including the assumption of the sellers' obligation to reimburse Microsoft Corporation for shell and tenant improvements of $32.1 million) and, the issuance of 16,311,232 O.P. Units, of which 15,420,564 O.P. Units were issued to members of the Berg Group.

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

     Michael Anderson, our former Vice President, Chief Operating Officer and a director, resigned from the Company effective April 30, 1999. We had previously issued 200,000 shares of our common stock to Mr. Anderson in exchange for a note receivable payable to us for $0.9 million. Upon Mr. Anderson's resignation, we purchased 117,361 of the 200,000 shares of common stock, and canceled the related share purchase obligation representing $0.53 million of the original $0.9 million note receivable. We waived interest expense of approximately thirty two thousand dollars due on the portion of the note receivable relating to the canceled shares. The remaining $0.37 million of the note receivable was paid in full during the second quarter of 1999.

     In July 1999, we completed a public offering of 8,680,000 shares of our common stock at $8.25 per share. The net proceeds of approximately $66.9 million, after deducting underwriting discounts and other offering costs, were used to reduce the outstanding balance on the Wells Fargo line by approximately $41.0 million and to reimburse Microsoft Corporation for approximately $25.0 million for shell and tenant improvements on the Microsoft project. The remaining net proceeds of approximately $0.9 million were retained for general corporate purposes.

     During the year ended December 31, 1999, options were exercised for a total of 191,920 shares. The exercise price for all options exercised was $4.50 per share and total proceeds to the Company were approximately $0.9 million.

     LIQUIDITY AND CAPITAL RESOURCES

     We expect our principal source of liquidity for distributions to stockholders and unit holders, debt service, leasing commissions and recurring capital expenditures to come from FFO and/or the borrowings under the line of credit with the Berg Group and the loan from Citicorp USA, Inc. (See below for details). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2002. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on the Berg Group line of credit. Despite the current weakness in the economy, we expect interest expense to increase, but not significantly, as we incur debt through acquisitions of new properties and as interest rates increase.

     On May 17, 2001, we obtained a $5.0 million variable rate revolving line of credit loan from Cupertino National Bank. The loan, maturing May 17, 2002, bears an initial interest rate of 7% that is subject to change from time to time based on changes in the bank's Prime Rate. We paid a loan fee of $10,000 and expect to use the loan for general business purposes. At December 31, 2001, the Cupertino National Bank line of credit had a zero outstanding balance.

     On July 1, 2001, our $75.0 million credit line with the Berg Group was increased to $100.0 million with all other terms remaining the same. The Berg Group line of credit is currently collateralized by eleven properties, bears interest at LIBOR plus 1.30 percent, and matures in March 2003. The interest rate was 3.3% at December 31, 2001. We believe that the terms of the Berg Group line of credit were more favorable than those available from institutional lenders. We are continually evaluating alternative sources of credit to replace the Berg Group line of credit. There can be no assurance that we will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and its cost of borrowing could increase substantially. See "Item 1 - Business - Risk Factors - Our contractual business relationships with the Berg Group presents additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     At December 31, 2001, we had total indebtedness of approximately $218.7 million, including approximately $138.8 million of fixed rate mortgage debt and approximately $79.9 million under the line of credit from the Berg Group, as to which the interest rate varies with LIBOR. Of total fixed debt, the Prudential loan represented approximately $125.1 million.

     As of December 31, 2001, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $12.72 per share on December 31, 2001) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 14.2%. On December 31, 2001, the last trading day for the year, total market capitalization was approximately $1.5 billion.

     On January 10, 2002, we paid dividends of $0.24 per share of common stock to all common stockholders of record as of December 31, 2001. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

     On March 1, 2002, we obtained a $20 million unsecured loan from Citicorp USA, Inc. with an interest rate based on LIBOR. The loan, maturing March 1, 2003, bears a fixed LIBOR interest rate of 4.09% for the first six months and LIBOR plus 2.0% thereafter. We paid a loan fee of $50,000 and expect to use the loan for acquiring new R&D properties.

     On March 12, 2002, we declared dividends of $0.24 per common share payable on April 11, 2002 to all common stockholders of record on March 29, 2002.

     The  following  table  sets  forth  certain   information   regarding  debt
     outstanding as of December 31, 2001.



                                                                                          At December 31,   Maturity     Interest
           Debt Description                           Collateral Properties                   2001            Date         Rate
-----------------------------------------  -------------------------------------------  -----------------  ----------  ------------
                                                                                      (dollars in thousands)
Line of Credit:
Berg Group (related parties)               2033-2043 Samaritan Drive, San Jose, CA           $ 79,887          3/03          (1)
                                           2133 Samaritan Drive, San Jose, CA           -----------------
                                           2233-2243 Samaritan Drive, San Jose, CA
                                           1310-1450 McCandless Drive, Milpitas, CA
                                           1315-1375 McCandless Drive, Milpitas, CA
                                           1650-1690 McCandless Drive, Milpitas, CA
                                           1795-1845 McCandless Drive, Milpitas, CA
                                           5325 Hellyer Avenue, San Jose, CA
                                           5345 Hellyer Avenue, San Jose, CA
                                           2610 North First Street, San Jose, CA
                                           75 East Trimble Road, San Jose, CA

Mortgage Notes Payable (related parties):  5300-5350 Hellyer Avenue, San Jose, CA              11,371          6/10        7.650%
                                                                                        -----------------
Mortgage Notes Payable (2):
Prudential Capital Group                   20400 Mariani Avenue, Cupertino, CA                  1,597          4/09        8.750%
New York Life Insurance Company            10440 Bubb Road, Cupertino, CA                         347          9/09        9.625%
Home Savings & Loan Association            10460 Bubb Road, Cupertino, CA                         363         12/06        9.500%
Prudential Insurance Co. of America (3)    10300 Bubb Road, Cupertino, CA                     125,109         10/08        6.560%
                                           10500 North De Anza Blvd, Cupertino, CA
                                           4050 Starboard Drive, Fremont, CA
                                           45700 Northport Loop, Fremont, CA
                                           45738 Northport Loop, Fremont, CA
                                           450-460 National Ave, Mountain View, CA
                                           6311 San Ignacio Avenue, San Jose, CA
                                           6321 San Ignacio Avenue, San Jose, CA
                                           6325 San Ignacio Avenue, San Jose, CA
                                           6331 San Ignacio Avenue, San Jose, CA
                                           6341 San Ignacio Avenue, San Jose, CA
                                           6351 San Ignacio Avenue, San Jose, CA
                                           3236 Scott Blvd, Santa Clara, CA
                                           3560 Bassett Street, Santa Clara, CA
                                           3570 Bassett Street, Santa Clara, CA
                                           3580 Bassett Street, Santa Clara, CA
                                           1135 Kern Avenue, Sunnyvale, CA
                                           1212 Bordeaux Lane, Sunnyvale, CA
                                           1230 East Arques, Sunnyvale, CA
                                           1250 East Arques, Sunnyvale, CA
                                           1170 Morse Avenue, Sunnyvale, CA
                                           1600 Memorex Drive, Santa Clara, CA
                                           1688 Richard Avenue, Santa Clara, CA
                                           1700 Richard Avenue, Santa Clara, CA
                                           3540 Bassett Street, Santa Clara, CA
                                           3542 Bassett Street, Santa Clara, CA
                                           3544 Bassett Street, Santa Clara, CA
                                           3550 Bassett Street, Santa Clara, CA
                                                                                        -----------------
Mortgage Notes Payable                                                                        127,416
                                                                                        -----------------
Total                                                                                        $218,674
                                                                                        =================

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in March 2003. The interest rate was 3.3% at December 31, 2001.
(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2009. The weighted average interest rate of mortgage notes payable was 6.69% at December 31, 2001.
(3) The Prudential loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

     At December 31, 2001, the outstanding balance under the demand notes owed to the operating partnerships was $1.27 million. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2005. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to our stockholders.

     CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

     The following table presents certain information concerning projects for which development has commenced that we might acquire under the Berg land holdings option agreement during 2002. The total acquisition cost of all of these projects is estimated currently at approximately $70.0 million. For more information, please refer to the discussion under Item 1., "Business - Acquiring Properties Developed by the Berg Group."

                                                                Approximate
                                                               Rentable Area
        Property                           Net Acres           (Square Feet)
        ----------------------------- -------------------- --------------------
        UNDER DEVELOPMENT:
        Morgan Hill (JV I) (1)                  12               160,000
        Morgan Hill (JV II) (1)                 11               151,242
        5345 Hellyer                             8               125,000
        Piercy & Hellyer                        11               165,000
                                      -------------------- --------------------
             Total                              42               601,242
                                      ==================== ====================

(1) We expect to own an approximate 50% interest in the partnership through one of its operating partnerships. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties.

     Pursuant to the Berg land holdings option agreement between us and the Berg Group, we currently have the option to acquire any future R&D, office and industrial property developed by the Berg Group on land it currently owns or has under option, or acquires for these purposes in the future, directly or indirectly by certain members of the Berg Group.

     The time required to complete the leasing of developments varies from project to project. The acquisition dates and acquisition costs set forth in the table are only estimates by management. Generally, we will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to us as indicated above would be realized. No estimate can be given at this time as to our total cost to acquire projects under the Berg land holdings option agreement, nor can we be certain of the period in which we will acquire any of the projects.

     Although we expect to acquire the new properties available to it under the terms of the Berg land holdings option agreement, subsequent to the approval by the independent directors committee, there can be no assurance that we actually will consummate any intended transactions, including all of those discussed above. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, FFO or available cash for distribution.

     HISTORICAL CASH FLOWS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

     Net cash provided by operating activities for the year ended December 31, 2001 was approximately $111.2 million, compared to approximately $84.6 million for the prior year. The change was a direct result of increased rent from newly acquired properties and higher rental rates under existing leases.

     Net cash used in investing activities was approximately $3.0 million for the year ended December 31, 2001, compared to approximately $2.7 million for the prior year. Cash used in investing activities during 2001 related to improvements and the amortization of the Xilinx purchase option deposit. For more information on the Xilinx purchase option, please review Part II,
     Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Financial Condition -- Year ended December 31, 1999."

     Net cash used in financing activities was approximately $107.5 million for the year ended December 31, 2001, compared to $83.7 million for the year ended December 31, 2000. During 2001, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities. For the year ended December 31, 2001, we paid dividends to our stockholders and made distributions to the O.P. Unit holders totaling approximately $85.0 million, compared to approximately $61.1 million for the year ended December 31, 2000.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

     Net cash provided by operating activities for the year ended December 31, 2000 was approximately $84.6 million, compared to net cash provided in operating activities of approximately $60.3 million for the year ended December 31, 1999. The change was a direct result of increased rent from newly acquired properties and higher rental rates under existing leases.

     In May 2000, under a ten-year lease with ONI Systems Corporation ("ONI") for 444,500 square feet, net cash provided included gains from the sale of stock acquired. As partial consideration for the lease, we were allowed to purchase 100,000 shares of ONI common stock in its initial public offering. We purchased and then sold all of the shares and realized net proceeds of approximately $6.3 million, which we used for debt payments.

     Net cash used in investing activities was approximately $2.7 million for the year ended December 31, 2000, compared to net cash used in investing activities of approximately $12.1 million for the year ended December 31, 1999. Cash used in investing activities during 2000 related to improvements and additions made to existing real estate assets.

     Net cash used in financing activities was approximately $83.7 million for the year ended December 31, 2000, compared to $41.9 million for the year ended December 31, 1999. During 2000, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities. For the year ended December 31, 2000, we paid dividends to our stockholders and made distributions to the O.P. Unit holders totaling $61.1 million, compared to approximately $33.8 million for the year ended December 31, 1999.

     CAPITAL EXPENDITURES

     The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1995 through December 31, 2001, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.75 million annually. We will have approximately 962,253 rentable square feet under expiring leases in 2002. We expect that the average annual cost of recurring tenant improvements and leasing commissions, related to these properties, will be approximately $1.3 million during 2002. We believe we will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant improvements and leasing costs may also fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assured that we will be able to meet our requirements on favorable terms. See "Policy with Respect to Certain Activities - Financing Policies."

     FUNDS FROM OPERATIONS

     As defined by the NAREIT, FFO represents net income (loss) before minority interest of O.P. Unit holders, computed in accordance with GAAP, including non-recurring events other than "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. With the recent emphasis on the disclosure of operating earnings per share, we will still continue to use FFO as a measure of the Company's performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including our need to make cash distributions to satisfy REIT requirements.

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

     Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do. FFO for the years ended December 31, 2001 and 2000 is as follows:

                                                      For the Year Ended December 31,
                                        -----------------------------------------------------------
                                                   2001                             2000
                                        --------------------------       --------------------------
                                                           (dollars in thousands)
Net income                                        $18,135                          $12,579
Add:
  Minority interest (1)                            90,915                           58,769
  Depreciation                                     16,917                           15,456
Less:
  Gain on sales of assets                          11,454                              501
                                        --------------------------       --------------------------
FFO                                              $114,513                          $86,303
                                        ==========================       ==========================

(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.

     OVERVIEW OF DISTRIBUTION POLICY

     We intend to make regular quarterly distributions to stockholders and O.P. Unit holders based on our FAD, which is calculated as FFO less straight-line rents, leasing commissions paid, and capital expenditures made during the respective period. Our ability to make such distributions will be affected by numerous factors including, most importantly, the receipt of distributions from the operating partnerships.

     FAD does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. The actual return that we will realize and the amount available for distributions to stockholders will be affected by a number of factors, including the revenues received from our properties, our operating expenses, the interest expense incurred on borrowings, and planned and unanticipated capital expenditures.

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

     Distributions are determined by our board of directors and depend on actual FAD, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Part I, Item 1., "Business - Risk Factors -- Stockholders are not assured of receiving cash distributions from us." The calculation of FAD for the years ended December 31, 2001 and 2000 is as follows:

                                                        For the Year Ended December 31,
                                         -----------------------------------------------------------
                                                    2001                             2000
                                         --------------------------       --------------------------
                                                            (dollars in thousands)
FFO                                                 $114,513                          $86,303
Less:
  Straight-line rents                                  6,054                            4,905
  Leasing commissions                                    915                            1,401
  Capital expenditures                                 1,042                            1,400
                                         --------------------------       --------------------------
FAD                                                 $106,502                          $78,597
                                         ==========================       ==========================

     POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

     We have adopted policies with respect to investment, financing, conflicts of interest and other activities. These policies have been formulated by our board of directors, are set forth in our charter, bylaws, operating partnership agreements or agreements with the Berg Group, and generally may be amended or revised from time to time, subject to applicable agreement terms, at the discretion of the board of directors without a vote of the stockholders. Among other things, these policies provide that:

     - so long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a Fully Diluted basis, the approval of a majority of our directors, including Carl E. Berg or his designee as a director, and of the holders of a majority of the O.P. Units is required for us to take title to assets, other than temporarily in connection with an acquisition prior to contributing such assets to the operating partnerships, or to conduct business other than through the operating partnerships, or for us or the operating partnerships to engage in any business other than the ownership, construction, development and operation of real estate properties, or for certain fundamental corporate actions, including amendments to our charter, bylaws or any operating partnership agreement and any merger, consolidation or sale of all or substantially all of our assets or the assets of the operating partnerships;

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

     DISPOSITION POLICIES

     We  have  no  current  intention  of  disposing  of any of our  properties, although we reserve the right to do so. The tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until January 2009, or until the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, less than 15% of the outstanding shares of common stock on a Fully Diluted basis, if earlier, Mr. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties, which right will lapse before the end of the ten-year period if his beneficial ownership interest falls below 750,000 O.P. Units. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-deferred," like-kind exchanges under Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals. The approval of a majority of our directors, including Mr. Berg or his designee, will be required to sell all or substantially all of our assets. The consent of the holders of a majority of the O.P. Units will be required to effect a sale or sales of all, or substantially all, of the assets of any of the operating partnerships.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We do not believe that recently issued accounting standards will materially impact our financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not  generally  hold market risk  sensitive  instruments  for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt, and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. By attempting to match anticipated cash inflow from our operating and financing activities with anticipated cash outflow to fund debt payments, distributions to shareholders and O.P. Unit holders, capital expenditures and other cash requirements, we expect to minimize the effects on our future earnings and cash flow where interest rate risk is most sensitive. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2001. The current terms of this debt are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Average interest rates are based on implied LIBOR for the respective time period. Fair value approximates book value for fixed rate debt. Of the projected fair value of secured notes payable, approximately $125.1 million represents the Prudential secured loan.

     For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2001 will be paid upon maturity in March 2003.

     For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2001 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                             2002       2003       2004       2005       2006       Thereafter    Total   Fair Value
                                             ----       ----       ----       ----       ----       ----------    -----   ----------
VARIABLE RATE DEBT:                                                         (dollars in thousands)
   Secured notes payable (related parties)            $79,887                                                    $ 79,887  $ 79,887
   Weighted average interest rate                       4.88%

FIXED RATE DEBT:
   Secured notes payable                    $2,334     $2,502     $2,683     $2,877     $3,049       $125,342    $138,787  $138,787
   Weighted average interest rate            6.69%      6.69%      6.69%      6.69%      6.69%          6.69%


     The variable rate debt represented 36.5% and 26.2%, and the fixed rate debt represented 63.5% and 73.8% of all debt outstanding for the years ended December 31, 2001 and 2000, respectively. All of the debt is denominated in United States dollars. The weighted average interest rate for variable rate debt was approximately 4.88% and 7.72% for the years ended December 31, 2001 and 2000, respectively. The difference in spread was due to the eleven cuts in interest rates by the Federal Reserve during 2001. The weighted average interest rate for fixed rate debt was approximately 6.69% and 6.72% for the years ended December 31, 2001 and 2000, respectively. The difference in interest expense attributable to the average interest rate difference between 2000 and 2001 was $648,000. We do not anticipate interest rate changes in 2002 that would result in a change in interest expense significantly larger than we experienced from 2000 to 2001.

     The primary market risk we face is the risk of interest rate fluctuations. The Berg Group line of credit, which is tied to a LIBOR based interest rate, was approximately $79.9 million, or 26.2%, of the total $218.7 million of debt as of December 31, 2001. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2001, we had no interest rate caps or interest rate swap contracts.

     The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of December 31, 2001, a 1% increase or decrease in interest rates on our $79.9 million of floating rate debt would decrease or increase, respectively, annual earnings and cash flows by approximately $0.8 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Accountants                                                                                   42
Consolidated Balance Sheets of Mission West Properties, Inc. at December 31, 2001 and 2000                          43
Consolidated Statements of Operations of Mission West Properties, Inc. for the years ended                          44
    December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity of Mission West Properties, Inc.                         45
    for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows of Mission West Properties, Inc. for the years ended                          46
    December 31, 2001, 2000 and 1999
Notes to the Consolidated Financial Statements                                                                      47
Supplemental Financial Information                                                                                  59
Report of Independent Accountants                                                                                   60
Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of                       62
    December 31, 2001
Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of                       64
    December 31, 2000

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Mission West Properties, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mission West Properties, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

San Francisco, California
January 21, 2002

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)

                                     ASSETS

                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2001                    2000
                                                                             ----------------------  ---------------------
Real estate assets:
  Land                                                                                   $ 218,058              $ 187,219
  Buildings and improvements                                                               692,485                654,259
                                                                             ----------------------  ---------------------
                                                                                           910,543                841,478
  Less accumulated depreciation                                                           (49,608)               (34,022)
                                                                             ----------------------  ---------------------
Net real estate assets                                                                     860,935                807,456

Cash and cash equivalents                                                                    5,310                  4,691
Restricted cash                                                                             15,435                      -
Deferred rent                                                                               16,923                 10,869
Other assets (net of accumulated amortization of
   $1,317 and $706 at December 31, 2001 and 2000, respectively)                             11,652                  3,894
                                                                             ----------------------  ---------------------
    Total assets                                                                         $ 910,255              $ 826,910
                                                                             ======================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Line of credit (related parties)                                                          $ 79,887               $ 50,886
Mortgage notes payable                                                                     127,416                132,055
Mortgage notes payable (related parties)                                                    11,371                 11,643
Interest payable                                                                               342                    347
Security deposits                                                                            7,337                  4,801
Prepaid rental income                                                                       12,470                 11,298
Dividends/distributions payable                                                             24,742                 19,115
Refundable option payment                                                                   18,836                 20,835
Accounts payable and accrued expenses                                                        4,367                  4,525
                                                                             ----------------------  ---------------------
    Total liabilities                                                                      286,768                255,505
                                                                             ----------------------  ---------------------

Commitments and contingencies (Notes 3, 5, 12 and 14)

Minority interest                                                                          515,063                469,332

Stockholders' equity:
Preferred stock, no par value, 200,000 shares authorized,
    none issued and outstanding                                                                  -                      -
Common stock, $.001 par value at December 31, 2001 and 2000,
    200,000,000 shares authorized, 17,329,779 and 17,025,365 shares
    issued and outstanding at December 31, 2001 and 2000, respectively                          17                     17
Paid-in capital                                                                            126,626                123,136
Accumulated deficit                                                                       (18,219)               (21,080)
                                                                             ----------------------  ---------------------
    Total stockholders' equity                                                             108,424                102,073
                                                                             ----------------------  ---------------------
    Total liabilities and stockholders' equity                                           $ 910,255              $ 826,910
                                                                             ======================  =====================


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                             Year Ended December 31,
                                                         -----------------------------------------------------------------
                                                                2001                   2000                  1999
                                                         --------------------  ---------------------  --------------------

Revenues:
Rental revenues from real estate                                   $ 128,228              $  99,567             $  73,726
Tenant reimbursements                                                 17,571                 14,635                11,047
Other income, including interest and gain on sales of                 13,918                  1,742                 1,220
   assets
                                                         --------------------  ---------------------  --------------------
                                                                     159,717                115,944                85,993

Expenses:
Property operating, maintenance and real estate taxes                 18,403                 15,025                11,467
Interest                                                               8,704                  8,290                11,623
Interest (related parties)                                             4,709                  4,475                 2,246
General and administrative                                             1,284                  1,065                 1,185
Depreciation                                                          16,917                 15,456                13,156
                                                         --------------------  ---------------------  --------------------
                                                                      50,017                 44,311                39,677
                                                         --------------------  ---------------------  --------------------
Income before minority interest                                      109,700                 71,633                46,316

Minority interest                                                     91,565                 59,054                39,785
                                                         --------------------  ---------------------  --------------------
Net income                                                         $  18,135              $  12,579              $  6,531
                                                         ====================  =====================  ====================

Per share amounts:
Basic net income per share                                         $    1.06              $    0.73              $   0.52
                                                         ====================  =====================  ====================
Diluted net income per share                                       $    1.03              $    0.72              $   0.52
                                                         ====================  =====================  ====================
Weighted average shares of common stock (basic)                   17,103,714             17,016,660            12,553,854
                                                         ====================  =====================  ====================
Weighted average shares of common stock (diluted)                 17,589,353             17,510,650            12,658,440
                                                         ====================  =====================  ====================
Weighted average O.P. Units                                       85,122,715             80,807,389            71,620,286
                                                         ====================  =====================  ====================
Outstanding common stock                                          17,329,779             17,025,365            16,972,374
                                                         ====================  =====================  ====================
Outstanding O.P. Units                                            85,762,541             83,576,027            76,205,789
                                                         ====================  =====================  ====================





                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)


                                                                                         Amounts
                                                                                        Receivable                     Total
                                              Shares of Common   Common     Paid-in-    on Private   Accumulated    Stockholders'
                                              Stock Outstanding   Stock     Capital     Placement      Deficit         Equity
                                              ----------------- --------- ------------ ----------- -------------- ----------------

Balance, December 31, 1998                         8,218,594       $ 8      $ 55,528      $(900)     $(21,383)        $  33,253
Issuance of common stock upon option exercise        191,920                     863                                        863
Issuance of common stock from public offering      8,680,000         9        66,891                                     66,900
Odd lot tender offer                                   (779)                     (8)                                        (8)
Repurchase of common stock                         (117,361)                   (528)         528                              -
Amounts received from 1998 private placements                                                372                            372
Dividends declared                                                                                     (7,229)          (7,229)
Net income                                                                                               6,531            6,531
                                              ----------------- --------- ------------ ----------- -------------- ----------------
Balance, December 31, 1999                        16,972,374        17       122,746           -      (22,081)          100,682
Issuance of common stock upon option exercise         52,991                     390                                        390
Dividends declared                                                                                    (11,578)         (11,578)
Net income                                                                                              12,579           12,579
                                              ----------------- --------- ------------ ----------- -------------- ----------------
Balance, December 31, 2000                        17,025,365        17       123,136           -      (21,080)          102,073
Issuance of common stock upon option exercise         68,088                     535                                        535
Issuance of common stock upon O.P. Unit conversion   236,326                   2,955                                      2,955
Dividends declared                                                                                    (15,274)         (15,274)
Net income                                                                                              18,135           18,135
                                              ----------------- --------- ------------ ----------- -------------- ----------------
Balance, December 31, 2001                        17,329,779       $17      $126,626      $    -     $(18,219)        $108,424
                                              ================= ========= ============ =========== ============== ================



                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                Year Ended December 31,
                                                                     2001                2000                 1999
                                                              -------------------  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  18,135           $  12,579            $   6,531
Adjustments to reconcile net income to net
          cash provided by operating activities:
     Minority interest                                                    91,565              59,054               39,785
     Depreciation                                                         16,917              15,456               13,156
     Gain on sales of assets                                            (11,453)                   -                    -
     Other                                                                    13               (364)                    -
Change in operating assets and liabilities:
     Deferred rent                                                       (6,054)             (4,905)              (4,340)
     Other assets                                                          (164)               (942)                (604)
     Interest payable                                                        (5)               (658)                  373
     Security deposits                                                       797               1,854                  127
     Prepaid rental income                                                 1,172               3,064                4,555
     Accounts payable and accrued expenses                                   234               (558)                  715
                                                              -------------------  ------------------   ------------------
     Net cash provided by operating activities                           111,157              84,580               60,298
                                                              -------------------  ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate                                              (1,041)             (2,007)             (33,648)
Refundable option payment                                                (1,999)               (729)               21,564
Proceeds from sales of real estate                                        38,489                   -                    -
Purchase of real estate                                                 (23,054)                   -                    -
Restricted cash                                                         (15,435)                   -                    -
                                                              -------------------  ------------------   ------------------
     Net cash used in investing activities                               (3,040)             (2,736)             (12,084)
                                                              -------------------  ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit                                               -                   -             (27,201)
Principal payments on mortgage notes payable                             (4,639)             (1,897)             (23,236)
Principal payments on mortgage notes payable (related parties)             (272)               (149)             (25,761)
Net payments under line of credit (related parties)                     (18,136)            (20,813)                    -
Payments on receivable from private placements                                 -                   -                  372
Net proceeds from issuance of common stock                                     -                   -               66,900
Net proceeds from exercise of stock options                                  536                 290                  863
Repurchase of common stock                                                     -                   -                  (8)
Minority interest distributions                                         (70,636)            (50,250)             (29,151)
Dividends                                                               (14,351)            (10,887)              (4,685)
                                                              -------------------  ------------------   ------------------
     Net cash used in financing activities                             (107,498)            (83,706)             (41,907)
                                                              -------------------  ------------------   ------------------
     Net increase (decrease) in cash and cash equivalents                    619             (1,862)                6,307
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               4,691               6,553                  246
                                                              -------------------  ------------------   ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   5,310           $   4,691            $   6,553
                                                              ===================  ==================   ==================


         Please refer to Note 13 for supplemental cash flow information.


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


1.   ORGANIZATIONS AND FORMATION OF THE COMPANY

     Mission West Properties, Inc. ("the Company") is a fully integrated, self-administered and self-managed real estate company that acquires and manages office/R&D/manufacturing properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company acquired control of four existing limited partnerships (referred to collectively as the "operating partnerships"), by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. The Company purchased an approximate 12.11% interest in each of the operating partnerships. All limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented an ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company will own its assets, will make its future acquisitions, and generally conduct its business.

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

     As of December 31, 2001, the Company owns a general partnership interest of 16.54%, 21.41%, 15.42% and 12.24% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 16.73% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     The Company, through the operating partnerships, owns interests in 97 R&D properties, all of which are located in the Silicon Valley.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     REAL ESTATE ASSETS:

     Real estate assets are stated at the lower of cost or fair value. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, Accounting for Sales of Real Estate.

     The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

     would affect the recorded amounts of the property. As of December 31, 2001 and 2000, the properties' carrying values did not exceed the estimated sum of their net cash flow and no impairment losses were recorded.

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

     RESTRICTED CASH:

     Restricted cash represent proceeds received from property sales that are held in a separate cash account at a trust company for future use in tax-deferred exchanges.

     DEFERRED RENT:

     Deferred rent is the difference between recognized rental income and rental cash receipts. Rental income is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term.

     OTHER ASSETS:

     Included in other assets are costs associated with obtaining debt financing. Such costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method. Also included is the Berg Group's obligation of approximately $7.5 million to construct a building at 245 Caspian Drive in Sunnyvale, California.

     MINORITY INTERESTS:

     Minority interests represent the limited partnership interests in the operating partnerships.

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

     INCOME TAXES:

     The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2001, 2000 and 1999 no provision for federal income taxes has been included in the accompanying consolidated financial statements.

     For the year ended December 31, 2001, the Company's total dividends paid or payable to the stockholders represent 100% ordinary income for income tax purposes.

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

     Based on borrowing rates currently available to the Company, the carrying amount of mortgage debt and the line of credit approximate fair value. Cash, receivables and payables are also carried at amounts that approximate fair value due to their short-term maturities.

     RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

     CONCENTRATION OF CREDIT RISK

     The Company's properties are not geographically diverse, and our tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 89 tenants, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 16.0%, 19.9% and 18.0% of the Company's rental revenues for the years ended December 31, 2001, 2000 and 1999, respectively, with the next largest tenant accounting for 8.8%, 6.7% and 9.1%, respectively, of total rental revenues. Rental income from Microsoft Corporation was $19,556, $18,803 and $13,249 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rents from this tenant are $92,139. However, management believes the risk of default is reduced because of the nature of these properties for ongoing tenant operations. In the second half of 2001 and early 2002, three of the Company's tenants filed voluntary petitions for bankruptcy protection under Chapter 11, and one tenant terminated its lease. Please see Note 15. "Subsequent Events" for more details.


3.   STOCK TRANSACTIONS

     As of December 31, 2001 and 2000, $1,274 and $1,186 remained outstanding under notes issued in connection with the Company's purchase of its general partnership interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements.

     The limited partners of the operating partnerships have the right to tender their O.P. Units to the Company for shares of common stock or, at the Company's election, for cash. Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender, generally limited to one-third of the aggregate number of O.P. Units owned by each limited partner. Upon the exercise of any such right by a limited partner, the Company will have the

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

     option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights are available once a year. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the Company or the operating partnerships will be entitled to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million. During 2001, there were 236,326 O.P. Units tendered to the Company and exchanged for shares of the Company common stock. No O.P. Units were tendered in 2000.

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

     During the year ended December 31, 2001, stock options were exercised to purchase a total of 68,088 shares of common stock, consisting of 14,588 shares exercised at $4.50 per share, 47,500 shares exercised at $8.25 per share, and 6,000 shares exercised at $13.00 per share. Total proceeds to the Company were approximately $535. Two limited partners in an operating partnership exchanged 236,326 O.P. Units for 236,326 shares of the Company's common stock under the terms of the exchange rights agreement.


4.   MINORITY INTEREST

     Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 83.27% and 83.08%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2001 and 2000, respectively. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     There are three properties (owned through three separate joint ventures) for which 100% of the ownership is not held within the operating partnerships. The operating partnerships own an 83.33% interest in the first joint venture, a 75% interest in the second joint venture, and a 50% interest in the third joint venture. For the years ended December 31, 2001, 2000, and 1999, income associated with the interests held by the non-affiliated third parties of these properties is $650, $481, and $113, respectively.


5.   REAL ESTATE

     PENDING PROJECTS ACQUISITION AGREEMENT
     The Company had entered into the pending projects acquisition agreement under which the Company would acquire, through the operating partnerships, approximately one million rentable square feet upon the completion and leasing of a number of pending development projects owned by certain members of the Berg Group. As of December 31, 2000, the Company had completed all twelve acquisitions under the pending projects acquisition agreement representing 1,015,252 rentable square feet. The pending projects acquisition agreement was terminated in December 2000 when the last property contemplated for development was completed, leased and purchased by the Company. The following table presents certain information concerning the projects that were acquired under the pending projects acquisition agreement:

                                                                            Rentable           Acquisition
                       Property                    Acquisition Date      Square Footage           Value
              --------------------------------     ----------------     ----------------    -----------------
              1688 Richard Avenue                     9/1/1998               52,800                4,198
              6810 Santa Teresa Blvd                  3/1/1999               54,996                8,558
              1065 L'Avenida                          4/1/1999              515,700              156,107
              1700 Richard Avenue                     7/1/1999               58,783                5,756
              1750 Automation Pkwy                    7/1/1999               80,641               15,963
              1756 Automation Pkwy                    1/5/2000               80,640               14,594
              1762 Automation Pkwy                    4/1/2000               61,100               17,029
              1768 Automation Pkwy                   12/1/2000              110,592               27,316
                                                                        ----------------    -----------------
                   Total                                                  1,015,252             $249,521
                                                                        ================    =================

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. At present, there are approximately 292 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed sixteen acquisitions under the Berg land holdings option agreement representing approximately 1,574,000 rentable square feet (see Property Acquisitions below). Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus (c) interest at LIBOR (London Interbank Offer Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus (d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus
     (e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 and the seller's acquisition date to the close of escrow; minus (f) the aggregate principal amount of all debt encumbering the acquired property, or a lesser amount as approved by the independent directors committee.

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

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing as to when the Company will acquire such projects. However, the Berg Group is currently constructing four properties with a total of approximately 601,000 rentable square feet that the Company has the right to acquire under this agreement. Of the four properties, two are 50% joint ventures consisting of approximately 311,000 rentable square feet. As of December 31, 2001, the estimated acquisition value to the operating partnerships for these four projects is approximately $70,000. The final acquisition price of these four properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately 3.9 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon, and Washington.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

     PROPERTY ACQUISITIONS (UNAUDITED)
     As of December 31, 2001, the Company had acquired thirty R&D properties under its agreements with the Berg Group.

     The following table provides unaudited information as to the estimated fair market value, calculated using an estimated capitalization rate based upon the first year's cash rent, and the actual acquisition price paid by the operating partnerships:


                                                    First
                                                  Year's Rent           Rentable             Estimated           Acquisition
               Property                         Per Square Foot      Square Footage          Fair Value             Value
              -------------------------------- -----------------    -----------------    -----------------    -----------------
              2001 ACQUISITIONS:
              5325 Hellyer Avenue                 $1.46                  131,500             $ 21,942             $ 15,472
              5500 Hellyer Avenue                 $1.87                  117,740               25,183               17,809
              245 Caspian Drive                   $3.13                   59,400               21,216               13,388
              855 Branham Lane East               $2.74                   67,912               21,234                9,809
              5550 Hellyer Avenue                 $1.21                   78,794               10,892                7,134
              5905-5965 Silver Creek Valley Rd I  $1.78                  247,500               50,349               26,991
              5750 Hellyer Avenue                 $1.55                   73,312               12,954                6,620
              5905-5965 Silver Creek Valley Rd II $1.78                   98,500               20,038                6,658
                                                                    -----------------    -----------------    -----------------
                  Subtotal                                               874,658              183,808              103,881
                                                                    -----------------    -----------------    -----------------
              2000 ACQUISITIONS:
              1756 Automation Pkwy                $1.81                   80,640               16,367               14,594
              800 Branham Lane East               $1.14                  239,000               32,054               18,359
              255 Caspian Drive                   $1.70                   98,500               20,094               11,637
              1762 Automation Pkwy                $2.75                   61,100               20,196               17,029
              5300-5350 Hellyer Avenue            $1.60                  160,000               30,720               17,184
              5400 Hellyer Avenue                 $1.52                   77,184               14,078                8,598
              45365 Northport Loop West           $1.58                   64,218               12,140                8,158
              1768 Automation Pkwy                $2.31                  110,592               30,432               27,316
                                                                    -----------------    -----------------    -----------------
                  Subtotal                                               891,234              176,081              122,875
                                                                    -----------------    -----------------    -----------------
              1999 ACQUISITIONS:
              6810 Santa Teresa Blvd              $1.38                   54,996                9,107                8,558
              1065 L'Avenida                      $2.95                  515,700              182,558              156,107
              1750 Automation Pkwy                $1.69                   80,641               16,354               15,963
              1700 Richard Avenue                 $0.80                   58,783                5,940                5,756
              5713-5729 Fontanoso Way (1)         $1.30                   77,700               12,121                7,169
                                                                    -----------------    -----------------    -----------------
                  Subtotal                                               787,820              226,080              193,553
                                                                    -----------------    -----------------    -----------------
              1998 ACQUISITIONS:
              1688 Richard Avenue                 $1.06                   52,800                6,716                4,198
              5850-5870 Hellyer Avenue            $0.99                  109,715               13,034                9,494
                                                                    -----------------    -----------------    -----------------
                  Subtotal                                               162,515               19,750               13,692
                                                                    -----------------    -----------------    -----------------
              Total                                                    2,716,227             $605,719             $434,001
                                                                    =================    =================    =================

(1)  This property was sold in September 2001.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

6.   DEBT

     The  following  table  sets  forth  certain   information   regarding  debt
     outstanding as of December 31, 2001 and 2000.

                                                                                       Balance               Maturity   Interest
        Debt Description               Collateral Properties                        At December 31,            Date       Rate
---------------------------------- ----------------------------------------- ------------------------------ ---------- -----------
                                                                                  2001            2000
                                                                             --------------  --------------
Line of Credit:
Berg Group (related parties)       2033-2043 Samaritan Drive, San Jose, CA     $  79,887       $  50,886       3/03          (1)
                                   2133 Samaritan Drive, San Jose, CA        --------------  --------------
                                   2233-2243 Samaritan Drive, San Jose, CA
                                   1310-1450 McCandless Drive, Milpitas, CA
                                   1315-1375 McCandless Drive, Milpitas, CA
                                   1650-1690 McCandless Drive, Milpitas, CA
                                   1795-1845 McCandless Drive, Milpitas, CA
                                   5325 Hellyer Avenue, San Jose, CA
                                   5345 Hellyer Avenue, San Jose, CA
                                   2610 North First Street, San Jose, CA
                                   75 East Trimble Road, San Jose, CA

Mortgage Notes Payable (related    5300-5350 Hellyer Avenue, San Jose, CA         11,371          11,643       6/10        7.650%
parties):                                                                    --------------  --------------
Mortgage Notes Payable: (2)
Prudential Capital Group           20400 Mariani Avenue, Cupertino, CA             1,597           1,756       4/09        8.750%
New York Life Insurance Company    10440 Bubb Road, Cupertino, CA                    347             377       9/09        9.625%
Home Savings & Loan Association    10460 Bubb Road, Cupertino, CA                    363             423      12/06        9.500%
Mellon Mortgage Company (4)        3530 Bassett Street, Santa Clara, CA               -            2,735       6/01        8.125%
Prudential  Insurance  Company of  10300 Bubb Road, Cupertino, CA                125,109         126,764      10/08        6.560%
America (3)                        10500 North De Anza Blvd, Cupertino, CA
                                   4050 Starboard Drive, Fremont, CA
                                   45700 Northport Loop, Fremont, CA
                                   45738 Northport Loop, Fremont, CA
                                   450-460 National Ave, Mountain View, CA
                                   6311 San Ignacio Avenue, San Jose, CA
                                   6321 San Ignacio Avenue, San Jose, CA
                                   6325 San Ignacio Avenue, San Jose, CA
                                   6331 San Ignacio Avenue, San Jose, CA
                                   6341 San Ignacio Avenue, San Jose, CA
                                   6351 San Ignacio Avenue, San Jose, CA
                                   3236 Scott Blvd, Santa Clara, CA
                                   3560 Bassett Street, Santa Clara, CA
                                   3570 Bassett Street, Santa Clara, CA
                                   3580 Bassett Street, Santa Clara, CA
                                   1135 Kern Avenue, Sunnyvale, CA
                                   1212 Bordeaux Lane, Sunnyvale, CA
                                   1230 E. Arques, Sunnyvale, CA
                                   1250 E. Arques, Sunnyvale, CA
                                   1170 Morse Avenue, Sunnyvale, CA
                                   1600 Memorex Drive, Santa Clara, CA
                                   1688 Richard Avenue, Santa Clara, CA
                                   1700 Richard Avenue, Santa Clara, CA
                                   3540 Bassett Street, Santa Clara, CA
                                   3542 Bassett Street, Santa Clara, CA
                                   3544 Bassett Street, Santa Clara, CA
                                   3550 Bassett Street, Santa Clara, CA
                                                                             --------------  --------------
Mortgage Notes Payable                                                           127,416         132,055
                                                                             --------------  --------------
Total                                                                           $218,674        $194,584
                                                                             ==============  ==============


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30 percent and is payable in full in March 2003. The interest rate was 3.3% and 7.5% at December 31, 2001 and 2000, respectively.
(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2009. The weighted average interest rate of mortgage notes payable was 6.69% and 6.64% at December 31, 2001 and 2000, respectively.
(3) The Prudential loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.
(4) The Mellon Mortgage loan matured in June 2001 and was paid off in its entirety.



     Scheduled principal payments on debt for the years ending are as follows:

                                                           Mortgage Notes Payable       Berg Group Credit
                                                             (Including Related               Line
                                                                  Parties)              (Related Parties)         Total
                                                           -----------------------    ---------------------    -----------
               December 31, 2002                                 $  2,334                                        $  2,334
               December 31, 2003                                    2,502                    $79,887               82,389
               December 31, 2004                                    2,683                                           2,683
               December 31, 2005                                    2,877                                           2,877
               December 31, 2006                                    3,049                                           3,049
               Thereafter                                         125,342                                         125,342
                                                           -----------------------    ---------------------    -----------
                                                                 $138,787                    $79,887             $218,674
                                                           =======================    =====================    ===========

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

7.   OPERATING PARTNERSHIP DISTRIBUTIONS

     During 2001, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.89 per O.P. Unit for total distributions of $91,126, including $24,742 payable in January 2002. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $70,371. The entire amount was treated as a draw on the Berg Group line of credit.

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


8.   STOCK-BASED COMPENSATION PLANS

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

     During 2001, options were granted to one employee totaling 375,000, which become exercisable as follows: a) six months from date of grant, 8.33%; and
     b) each month thereafter for 66 months, an additional 1.39%. This option has a term of eight years from the date of grant subject to earlier termination in certain events related to termination of employment. The options granted during 2001 have an $11.33 per share exercise price.

     During 2000, options were granted to five employees and three directors totaling 256,000 and 96,000, respectively, which become exercisable in quarterly installments equal to 1/16th of the underlying shares beginning on the first month anniversary of the grant date. In addition, one employee was granted an option for 80,000 shares that become exercisable as follows:
     a) one year from date of grant, 10%; and b) each month thereafter for 36 months, an additional 2.5%. Each option has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment.

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

     The remaining contractual lives of unexercised options granted range from January 2004 to April 2007.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     The following table shows the activity and detail for the 1997 Stock Option Plan.


                                                               1997 Stock         Option Price
                                                               Option Plan          Per Share
                                                              --------------    ------------------
                         Balance, December 31, 1998              680,000
                            Options granted                      337,000              $8.25
                            Options exercised                  (191,920)
                            Options cancelled                  (299,722)
                                                              --------------
                         Balance, December 31, 1999              525,358
                            Options granted                       80,000              $8.25
                            Options granted                      352,000             $13.00
                            Options exercised                   (52,991)
                            Options cancelled                  (113,867)
                                                              --------------
                         Balance, December 31, 2000              790,500
                            Options granted                      375,000             $11.33
                            Options exercised                   (68,088)
                            Options cancelled                  (113,500)
                                                              --------------
                         Balance, December 31, 2001              983,912
                                                              ==============

     As of December 31, 2001, 3,978,089 additional options were available for grant. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2001, outstanding options to purchase 320,118 shares of common stock were exercisable.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been decreased by approximately $439 or $0.03 per share, resulting in a total consolidated net income of $17,696 or $1.01 per share on a diluted basis, for the year ended December 31, 2001. The estimated fair value of the options granted during 2001 was $13.25 share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 23.03%, risk free rates of 4.85% and an expected life of 5 years.

     For the year ended December 31, 2000, the Company's net income and net income per share would have been decreased by approximately $634 or $0.04 per share, resulting in a total consolidated net income of $11,945 or $0.68 per share on a diluted basis. The estimated fair value of the options granted during 2000 ranged from $9.32 to $14.56 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 25.37%, risk free rates of 5.70% to 6.61% and an expected life of 4 years.

     For the year ended December 31, 1999, the Company's net income and net income per share would have been decreased by approximately $132 or $0.02 per share, resulting in a total consolidated net income of $6,399 or $0.51 per share. The estimated fair value of the options granted during 1999 was $9.20 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 24.56%, risk free rate of 5.65% and an expected life of 5 years.

     The Company has adopted an employee  investment  plan (the  "Plan"),  under
     Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2001, 2000 and 1999, the Company recognized $58, $40 and $46 of expense for employer contributions made in connection with this plan, respectively.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

9.   NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                               Year Ended            Year Ended           Year Ended
                                                              December 31,          December 31,         December 31,
                                                                  2001                  2000                 1999
                                                            ------------------    ------------------    -----------------
            Weighted average shares outstanding (basic)        17,103,714            17,016,660           12,553,854
            Incremental shares from assumed option exercise       485,639               493,990              104,586
                                                            ------------------    ------------------    -----------------
            Weighted average shares outstanding (diluted)      17,589,353            17,510,650           12,658,440
                                                            ==================    ==================    =================


     The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2001 and 2000 were 85,762,541 and 83,576,027, respectively.

10.  OTHER INCOME

     Other income, including interest and excluding gain on sales of assets, was approximately $2,465, $1,241, and $1,220 for the years ended December 31, 2001, 2000 and 1999, respectively. Gain on sales of assets was approximately $11,453 and $501 for the years ended December 31, 2001 and 2000, respectively. No gains were recognized in 1999.

11.  RELATED PARTY TRANSACTIONS

     As of December 31, 2001 and 2000, the Berg Group owned 79,191,923 and 79,255,425 O.P. Units, respectively, of the total 85,762,541 and 83,576,027
     O.P. Units issued and outstanding, respectively. Along with the Company's common shares owned by the Berg Group, the Berg Group's interest in the Company represents 76.8% and 78.8% of the Company as of December 31, 2001 and 2000, respectively, assuming conversion of the O.P. Units into common shares of the Company.

     During 2001 the Company acquired eight R&D properties, all located in Silicon Valley. These acquisitions added approximately 748,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement. The total gross acquisition price for these eight properties was approximately $80,683. The Company financed these acquisitions by borrowing $45,884 under the Berg Group line of credit, assuming other liabilities of $2,024, and issuing 2,422,837 O.P. Units to various members of the Berg Group. In addition to those eight property purchases, the Company also acquired two R&D properties representing approximately 127,000 rentable square feet for approximately $23,197 in a tax-deferred exchange with the Berg Group. The sales proceeds from the properties sold by the Company were classified as restricted cash for use in tax-deferred property exchanges and were included in restricted cash at December 31, 2001. No debt or O.P. Units were issued for these two acquisitions.

     During 2000 the Company acquired nine R&D properties, all located in Silicon Valley. These acquisitions added approximately 891,000 square feet of rentable space and were acquired from the Berg Group under the Berg land holdings option agreement and the pending projects acquisition agreement. The total gross acquisition price for these nine properties was approximately $122,875. The Company financed these acquisitions by borrowing $39,940 under the Berg Group line of credit, issuing an $11,792 note to the Berg Group, assuming other liabilities of $2,636, and issuing 7,370,238 O.P. Units to various members of the Berg Group.

     As of December 31, 2001 and 2000, debt in the amount of $79,887 and $50,886, respectively, was due the Berg Group under the line of credit. This amount includes $45,884 and $51,732 of debt assumed in connection with the acquisitions of properties from the Berg Group in 2001 and 2000, respectively (see Note 6). Additionally, during 2001 and 2000, the operating partnerships declared distributions of $0.89 and $0.68 per O.P. Unit, respectively. The amount of these distributions payable to various members of the Berg Group was $66,423 and $48,202 during 2001 and 2000, respectively. Interest expense incurred in connection with debt due the Berg Group was $3,828, $3,914 and $2,246 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     As of December 31, 2001 and 2000, debt in the amount of $11,371 and $11,643, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years.

     Carl E. Berg has a significant financial interest in one company that leases space from the operating partnerships. This company occupies, in the aggregate, 5,862 square feet at a rate of $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests. The lease expires in May 2003.

     The Company currently leases space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $88, $80 and $80 for the years ended December 31, 2001, 2000 and 1999, respectively.

12.  FUTURE MINIMUM RENTS

     The Company, through the operating partnerships, owns interests in 97 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2015, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of December 31, 2001, are as follows:


                         2002                                                     $ 126,661
                         2003                                                       121,262
                         2004                                                       116,964
                         2005                                                       107,789
                         2006                                                        72,970
                         Thereafter                                                 152,595
                                                                                ------------
                           Total                                                  $ 698,241
                                                                                ============

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $13,307, $12,676 and $13,406 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In connection with the property acquisitions, the Company assumed $45,884 and $51,732 of related party debt due the Berg Group, assumed other liabilities of $2,024 and $2,636, and issued 2,422,837 and 7,370,238 O.P.
     Units for a total acquisition value of $103,881 and $122,875 for the years ended December 31, 2001 and 2000, respectively.

     Amounts of $66,423, $48,202 and $27,307 were due the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2001, 2000 and 1999, respectively, and were treated as draws under the Berg Group line of credit.


14.  COMMITMENTS AND CONTINGENCIES

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

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

15.  SUBSEQUENT EVENTS

     In January 2002, the Company acquired an approximately 125,000 rentable square foot newly constructed R&D property located at 5345 Hellyer Avenue in San Jose, California under the Berg land holdings option agreement. The total acquisition price for this property was approximately $13,652. The Company acquired this property by borrowing $7,500 under the Berg Group line of credit and issuing 502,805 O.P. Units to various members of the Berg Group.

     On January 10, 2002, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of December 31, 2001. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

     On March 1, 2002, the Company obtained a $20,000 unsecured loan from Citicorp USA, Inc. with an interest rate based on LIBOR. The loan, maturing March 1, 2003, bears a fixed LIBOR interest rate of 4.09% for the first six months and LIBOR plus 2.0% thereafter. The Company paid a loan fee of $50 and expects to use the loan for acquiring new R&D properties.

     On March 6, 2002, the Company completed the sale, in a tax-deferred exchange, of a 72,426 square foot R&D property located at 2001 Logic Drive, San Jose, California to Xilinx, Inc., which exercised a purchase option in the same month. The Company realized a gain of $6,103 on the total sale price of approximately $18,503. The sale proceeds from the property sold were classified as restricted cash to be used in tax-deferred property exchanges.

     Effective March 8, 2002, the Company acquired three R&D buildings with approximately 206,000 rentable square foot located at 2610 and 2630 Orchard Parkway and 55 West Trimble Road in San Jose, California from Silicon Valley Properties, LLC in a tax-deferred exchange transaction involving its former R&D properties at 2001 Logic Drive and 5713-5729 Fontanoso Way, San Jose, California. The total acquisition price for these properties was approximately $31,250.

     On March 12, 2002, the Company declared dividends of $0.24 per common share payable on April 11, 2002 to all common stockholders of record on March 29, 2002.

     One of the Company's tenants, Exodus Communications, Inc. ("Exodus"), filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on September 26, 2001. Effective May 2002, Exodus will terminate its lease agreement in a negotiated settlement with the Company and stop paying its monthly obligations under the lease. Exodus was leasing two properties comprising approximately 158,000 rentable square feet. The Company will forego approximately $4,400 in cash rental revenues in 2002 due to this lease termination. These two properties are currently vacant and may take six months or longer to re-lease.

     Two other tenants, comprising 241,000 rentable square feet, are also in bankruptcy. They are currently paying their monthly obligations under the leases. At this time, the Company does not know whether these tenants will disavow their leases. For 2002, the projected combined cash rental revenues for these tenants are approximately $4,500.

     Candescent Technologies Corporation, which leased two properties representing approximately 284,000 rentable square feet, terminated its lease agreement in a negotiated settlement with the Company effective March 2002. For 2002, the projected cash rental revenues for this tenant would have been approximately $4,800. One of the properties, consisting of approximately 239,000 square feet, may take twelve months or more to re-leased and is currently vacant. The other property, consisting of 45,000 rentable square feet, is partially leased, of which 11,270 rentable square feet remains vacant.

     The Company has performed an impairment analysis on the properties that were leased by Exodus and Candescent Technologies and believes that no impairment has been incurred.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


     SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

     Quarterly financial information for the year ended December 31, 2001 is as follows:

                                                        First            Second            Third            Fourth
                                                     ------------      -----------       -----------      ------------
       Rental revenue                              $      29,679     $     31,654      $     33,227     $      33,668
       Income before minority interest             $      25,309     $     23,915      $     34,791     $      25,685
       Net income                                  $       4,219     $      3,983      $      5,730     $       4,203
       Per share data:
          Basic net income per share               $        0.25     $       0.23      $       0.33     $        0.24
          Diluted net income per share             $        0.24     $       0.23      $       0.33     $        0.24
       Weighted average number of common shares
          outstanding (basic)                         17,037,201       17,093,710        17,120,278        17,162,111
       Weighted average number of common shares
          outstanding (diluted)                       17,242,821       17,308,601        17,320,462        17,596,536


     Quarterly financial information for the year ended December 31, 2000 is as follows:

                                                        First            Second            Third            Fourth
                                                     ------------      -----------       -----------      ------------
       Rental revenue                              $      21,235     $     23,899      $     26,822     $      27,611
       Income before minority interest             $      14,463     $     16,555      $     19,362     $      21,253
       Net income                                  $       2,631     $      2,930      $      3,357     $       3,661
       Per share data:
          Basic net income per share               $        0.15     $       0.17      $       0.20     $        0.21
          Diluted net income per share             $        0.15     $       0.17      $       0.20     $        0.21
       Weighted average number of common shares
          outstanding (basic)                         16,990,353       17,025,365        17,025,365        17,025,365
       Weighted average number of common shares
          outstanding (diluted)                       17,389,409       17,113,346        17,191,306        17,249,144



     Quarterly financial information for the year ended December 31, 1999 is as follows:

                                                        First            Second            Third            Fourth
                                                     ------------      -----------       -----------      ------------
       Rental revenue                              $      14,027     $     18,376      $     20,517     $      20,806
       Income before minority interest             $       7,605     $     10,552      $     13,488     $      14,671
       Net income                                  $         881     $      1,065      $      2,178     $       2,407
       Per share data:
          Basic net income per share               $        0.11     $       0.13      $       0.13     $        0.15
          Diluted net income per share             $        0.10     $       0.13      $       0.13     $        0.15
       Weighted average number of common shares
          outstanding (basic)                          8,227,261        8,166,977        16,715,354        16,964,086
       Weighted average number of common shares
          outstanding (diluted)                        8,415,412        8,305,603        16,808,181        17,056,913


                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors and Stockholders of Mission West Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 21, 2002 included in this Form 10-K of Mission West Properties, Inc. also included audits of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 21, 2002

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2001
                             (dollars in thousands)

                                                               Initial Cost                           Total Cost
                                                         ------------------------     Cost      -----------------------
                                            December 31,              Buildings   Subsequent to             Buildings
                                                2001                     and      Construction/                And
Property Name               City            Encumbrances    Land     Improvements  Acquisition     Land    Improvements     Total
----------------------------------------    ------------ ----------- ------------ ------------- ---------- ------------ ------------
5300-5350 Hellyer Avenue    San Jose    E    $   11,371    $  5,742     $ 11,442         $  16    $ 5,742    $  11,458     $ 17,200
10401-10411 Bubb Road       Cupertino   A                       632        3,078                      632        3,078        3,710
2001 Logic Drive            San Jose                          2,288       11,134                    2,288       11,134       13,422
45365 Northport Loop        Fremont                           2,447        5,711            11      2,447        5,722        8,169
47000 Northport Loop        Fremont                   B       1,184        5,760             7      1,184        5,767        6,951
45738 Northport Loop        Fremont                   B         891        4,338             5        891        4,343        5,234
4050 Starboard Drive        Fremont                   B       1,329        6,467             8      1,329        6,475        7,804
3501 W. Warren Ave/         Fremont                           1,866        9,082                    1,866        9,082       10,948
     Fremont Blvd
48800 Milmont Blvd          Fremont                           1,013        4,932                    1,013        4,932        5,945
4750 Patrick Henry Drive    Santa Clara                       1,604        7,805           153      1,604        7,958        9,562
3520 Bassett Street         Santa Clara C                     1,104        5,371                    1,104        5,371        6,475
3530 Bassett Street         Santa Clara C,D                     849        4,133                      849        4,133        4,982
5850-5870 Hellyer Avenue    San Jose                          2,787        6,502                    2,787        6,502        9,289
5750 Hellyer Avenue         San Jose                          3,266        3,354                    3,266        3,354        6,620
800 Branham Lane East       San Jose                          5,508       12,851            16      5,508       12,867       18,375
5500 Hellyer Avenue         San Jose                          4,735       13,073             3      4,735       13,076       17,811
5550 Hellyer Avenue         San Jose                          3,261        3,872                    3,261        3,872        7,133
5400 Hellyer Avenue         San Jose                          3,238        5,358            77      3,238        5,435        8,673
5325 Hellyer Avenue         San Jose                    F     4,684       10,789            34      4,684       10,823       15,507
5905-5965 Silver Creek      San Jose                          8,437       18,554                    8,437       18,554       26,991
     Valley Road
5905-5965 Silver Creek      San Jose                          3,438        3,220                    3,438        3,220        6,658
     Valley Road
855 Branham Lane East       San Jose                          3,289        6,521            68      3,289        6,589        9,878
1065-1105 L'Avenida         Mountain View                    46,832      109,275            65     46,832      109,340      156,172
1750 Automation Parkway     San Jose                          4,789       11,174           315      4,789       11,489       16,278
1756 Automation Parkway     San Jose                          4,378       10,216            15      4,378       10,231       14,609
1762 Automation Parkway     San Jose                          4,804       12,224            20      4,804       12,244       17,048
1768 Automation Parkway     San Jose                          8,195       19,121            14      8,195       19,135       27,330
255 Caspian Drive           Sunnyvale                         3,491        8,146                    3,491        8,146       11,637
245 Caspian Drive           Sunnyvale                         5,894            -                    5,894            -        5,894
2251 Lawson Lane            Santa Clara                       1,952        9,498                    1,952        9,498       11,450
1230 East Arques            Sunnyvale                           540        2,628            39        540        2,667        3,207
1250 East Arques            Sunnyvale                         1,335        6,499                    1,335        6,499        7,834
3120 Scott Blvd             Santa Clara                       2,044        9,948                    2,044        9,948       11,992
20400 Mariani Avenue        Cupertino             1,597       1,670        8,125                    1,670        8,125        9,795
10500 De Anza Blvd          Cupertino                 B       7,666       37,304                    7,666       37,304       44,970
20605-20705 Valley Green Dr.Cupertino                         3,490       16,984                    3,490       16,984       20,474
10300 Bubb Road             Cupertino                 B         635        3,090                      635        3,090        3,725
10440 Bubb Road             Cupertino               347         434        2,112                      434        2,112        2,546
10460 Bubb Road             Cupertino               363         994        4,838         1,161        994        5,999        6,993
1135 Kern Avenue            Sunnyvale                           407        1,982                      407        1,982        2,389
405 Tasman Drive            Sunnyvale                           550        2,676                      550        2,676        3,226
450 National Avenue         Mountain                  B         611        2,973                      611        2,973        3,584
3301 Olcott Street          Santa Clara                       1,846        8,984                    1,846        8,984       10,830
2800 Bayview Avenue         Fremont                           1,070        5,205                    1,070        5,205        6,275
6850 Santa Teresa Blvd      San Jose                            377        1,836           780        377        2,616        2,993
6810 Santa Teresa Blvd      San Jose                          2,567        5,991            12      2,567        6,003        8,570
140-160 Great Oaks Blvd     San Jose                          1,402        6,822           158      1,402        6,980        8,382
6541 Via del Oro/6385 San   San Jose                          1,039        5,057                    1,039        5,057        6,096
     Ignacio
6311-6351 San Ignacio       San Jose                  B       6,246       30,396            94      6,246       30,490       36,736
     Avenue
6320-6360 San Ignacio       San Jose                          2,616       12,732           338      2,616       13,070       15,686
     Avenue
75 E. Trimble Road/2610 N.  San Jose                    F     3,477       16,919            82      3,477       17,001       20,478
     First St
2033-2243 Samaritan Drive   San Jose             79,887 F     5,046       24,556           125      5,046       24,681       29,727
1170 Morse Avenue           Sunnyvale                 B         658        3,201                      658        3,201        3,859
3236 Scott Blvd             Santa Clara               B       1,234        6,005                    1,234        6,005        7,239
1212 Bordeaux Lane          Sunnyvale                         2,250       10,948                    2,250       10,948       13,198
1325-1810 McCandless Drive  Milpitas                    F    13,994       66,213           703     13,994       66,916       80,910
1600 Memorex Drive          Santa Clara               B       1,221        5,940                    1,221        5,940        7,161
1688 Richard Avenue         Santa Clara               B       1,248        2,913             6      1,248        2,919        4,167
1700 Richard Avenue         Santa Clara               B       1,727        4,030                    1,727        4,030        5,757



                                            Accumulated    Date of   Depreciable
Property Name               City            Depreciation Acquisition     Life
----------------------------------------    ------------ ----------- ------------
5300-5350 Hellyer Avenue    San Jose             $  465        5/00     40 Years
10401-10411 Bubb Road       Cupertino               271        7/98     40 Years
2001 Logic Drive            San Jose                975        7/98     40 Years
45365 Northport Loop        Fremont                 179       10/00     40 Years
47000 Northport Loop        Fremont                 506        7/98     40 Years
45738 Northport Loop        Fremont                 383        7/98     40 Years
4050 Starboard Drive        Fremont                 569        7/98     40 Years
3501 W. Warren Ave/         Fremont                 797        7/98     40 Years
     Fremont Blvd
48800 Milmont Blvd          Fremont                 433        7/98     40 Years
4750 Patrick Henry Drive    Santa Clara             694        7/98     40 Years
3520 Bassett Street         Santa Clara             471        7/98     40 Years
3530 Bassett Street         Santa Clara             363        7/98     40 Years
5850-5870 Hellyer Avenue    San Jose                518       11/98     40 Years
5750 Hellyer Avenue         San Jose                 35        8/01     40 Years
800 Branham Lane East       San Jose                589        3/00     40 Years
5500 Hellyer Avenue         San Jose                300        2/01     40 Years
5550 Hellyer Avenue         San Jose                 57        6/01     40 Years
5400 Hellyer Avenue         San Jose                203        7/00     40 Years
5325 Hellyer Avenue         San Jose                270        1/01     40 Years
5905-5965 Silver Creek      San Jose                232        7/01     40 Years
     Valley Road
5905-5965 Silver Creek      San Jose                 20       10/01     40 Years
     Valley Road
855 Branham Lane East       San Jose                109        5/01     40 Years
1065-1105 L'Avenida         Mountain View         7,515        4/99     40 Years
1750 Automation Parkway     San Jose                718        7/99     40 Years
1756 Automation Parkway     San Jose                512        1/00     40 Years
1762 Automation Parkway     San Jose                535        4/00     40 Years
1768 Automation Parkway     San Jose                518       12/00     40 Years
255 Caspian Drive           Sunnyvale               357        4/00     40 Years
245 Caspian Drive           Sunnyvale                 -        4/01     40 Years
2251 Lawson Lane            Santa Clara             832        7/98     40 Years
1230 East Arques            Sunnyvale               234        7/98     40 Years
1250 East Arques            Sunnyvale               569        7/98     40 Years
3120 Scott Blvd             Santa Clara             873        7/98     40 Years
20400 Mariani Avenue        Cupertino               713        7/98     40 Years
10500 De Anza Blvd          Cupertino             3,268        7/98     40 Years
20605-20705 Valley Green Dr.Cupertino             1,490        7/98     40 Years
10300 Bubb Road             Cupertino               272        7/98     40 Years
10440 Bubb Road             Cupertino               187        7/98     40 Years
10460 Bubb Road             Cupertino               485        7/98     40 Years
1135 Kern Avenue            Sunnyvale               177        7/98     40 Years
405 Tasman Drive            Sunnyvale               236        7/98     40 Years
450 National Avenue         Mountain                261        7/98     40 Years
3301 Olcott Street          Santa Clara             789        7/98     40 Years
2800 Bayview Avenue         Fremont                 457        7/98     40 Years
6850 Santa Teresa Blvd      San Jose                201        7/98     40 Years
6810 Santa Teresa Blvd      San Jose                426        3/99     40 Years
140-160 Great Oaks Blvd     San Jose                606        7/98     40 Years
6541 Via del Oro/6385 San   San Jose                443        7/98     40 Years
Ignacio
6311-6351 San Ignacio       San Jose              2,666        7/98     40 Years
6320-6360 San Ignacio       San Jose              1,125        7/98     40 Years
75 E. Trimble Road/2610 N.  San Jose              1,486        7/98     40 Years
First St
2033-2243 Samaritan Drive   San Jose              2,153        7/98     40 Years
1170 Morse Avenue           Sunnyvale               282        7/98     40 Years
3236 Scott Blvd             Santa Clara             527        7/98     40 Years
1212 Bordeaux Lane          Sunnyvale               961        7/98     40 Years
1325-1810 McCandless Drive  Milpitas              5,831        7/98     40 Years
1600 Memorex Drive          Santa Clara             497        7/98     40 Years
1688 Richard Avenue         Santa Clara             254        9/98     40 Years
1700 Richard Avenue         Santa Clara             244        8/99     40 Years

                                                               Initial Cost                           Total Cost
                                                         ------------------------     Cost      -----------------------
                                            December 31,              Buildings   Subsequent to             Buildings
                                                2001                     and      Construction/                And
Property Name               City            Encumbrances    Land     Improvements  Acquisition     Land    Improvements     Total
----------------------------------------    ------------ ----------- ------------ ------------- ---------- ------------ ------------
3506-3510 Bassett Street    Santa Clara C                       943        4,591            99        943        4,690        5,633
3540-3544 Bassett Street    Santa Clara C             B       1,565        7,615           189      1,565        7,804        9,369
3550 Bassett Street         Santa Clara C             B       1,079        5,251            33      1,079        5,284        6,363
3560 Bassett Street         Santa Clara C             B       1,075        5,233             8      1,075        5,241        6,316
3570-3580 Bassett Street    Santa Clara C             B       1,075        5,233                    1,075        5,233        6,308
Prudential Insurance Company of America Loan    125,109 B
                                            ------------ ----------- ------------ ------------- ---------- ------------ ------------
                                             $  218,674   $ 218,058   $  687,831   $     4,654   $ 218,058  $   692,485  $  910,543
                                            ============ =========== ============ ============= ========== ============ ============


                                            Accumulated    Date of   Depreciable
Property Name               City            Depreciation Acquisition     Life
----------------------------------------    ------------ ----------- ------------
3506-3510 Bassett Street    Santa Clara             408        7/98     40 Years
3540-3544 Bassett Street    Santa Clara             678        7/98     40 Years
3550 Bassett Street         Santa Clara             463        7/98     40 Years
3560 Bassett Street         Santa Clara             460        7/98     40 Years
3570-3580 Bassett Street    Santa Clara C           460        7/98     40 Years
Prudential Insurance Company of America Loan
                                            ------------
                                             $   49,608
                                            ============

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) Encumbered by the $125,109 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(C)  Part of the property group referred to as Triangle Technology Park.
(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(E) 50% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(F) Four properties at McCandless Drive, three properties at Samaritan Drive and four other various properties are encumbered by the $79,887 debt due the Berg Group under the line of credit.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (dollars in thousands)

                                                               Initial Cost                           Total Cost
                                                         ------------------------     Cost      -----------------------
                                            December 31,              Buildings   Subsequent to             Buildings
                                                2000                     and      Construction/                And
Property Name               City            Encumbrances    Land     Improvements  Acquisition     Land    Improvements     Total
----------------------------------------    ------------ ----------- ------------ ------------- ---------- ------------ ------------
5300-5350 Hellyer Avenue    San Jose    E    $   11,643   $   5,742   $   11,442                 $  5,742   $   11,442   $   17,184
10401-10411 Bubb Road       Cupertino   A                       632        3,078                      632        3,078        3,710
2001 Logic Drive            San Jose                          2,288       11,134                    2,288       11,134       13,422
45365 Northport Loop        Fremont                           2,447        5,711   $        11      2,447        5,722        8,169
47000 Northport Loop        Fremont                   B       1,184        5,760             7      1,184        5,767        6,951
45738 Northport Loop        Fremont                   B         891        4,338             5        891        4,343        5,234
4050 Starboard Drive        Fremont                   B       1,329        6,467             8      1,329        6,475        7,804
3501 W. Warren Ave/Fremont  Fremont                           1,866        9,082                    1,866        9,082       10,948
48800 Milmont Blvd          Fremont                           1,013        4,932                    1,013        4,932        5,945
4750 Patrick Henry Drive    Santa Clara                       1,604        7,805           153      1,604        7,958        9,562
4949 Hellyer Avenue         San Jose                  B       3,593       17,484            61      3,593       17,545       21,138
3520 Bassett Street         Santa Clara C                     1,104        5,371                    1,104        5,371        6,475
3530 Bassett Street         Santa Clara C,D       2,735         849        4,133                      849        4,133        4,982
5850-5870 Hellyer Avenue    San Jose                          2,787        6,502                    2,787        6,502        9,289
800 Branham Lane East       San Jose                          5,508       12,851                    5,508       12,851       18,359
5400 Hellyer Avenue         San Jose                          3,238        5,358                    3,238        5,358        8,596
5713-5729 Fontanoso Way     San Jose                          2,572        4,597            49      2,572        4,646        7,218
1065-1105 L'Avenida         Mountain View                    46,832      109,275            65     46,832      109,340      156,172
1750 Automation Parkway     San Jose                          4,789       11,174           315      4,789       11,489       16,278
1756 Automation Parkway     San Jose                          4,378       10,216            15      4,378       10,231       14,609
1762 Automation Parkway     San Jose                          4,804       12,224                    4,804       12,224       17,028
1768 Automation Parkway     San Jose                          8,195       19,121                    8,195       19,121       27,316
255 Caspian Drive           Sunnyvale                         3,491        8,146                    3,491        8,146       11,637
2251 Lawson Lane            Santa Clara                       1,952        9,498                    1,952        9,498       11,450
1230 East Arques            Sunnyvale                           540        2,628                      540        2,628        3,168
1250 East Arques            Sunnyvale                         1,335        6,499                    1,335        6,499        7,834
3120 Scott Blvd             Santa Clara                       2,044        9,948                    2,044        9,948       11,992
20400 Mariani Avenue        Cupertino             1,756       1,670        8,125                    1,670        8,125        9,795
10500 De Anza Blvd          Cupertino                 B       7,666       37,304                    7,666       37,304       44,970
20605-20705 Valley Green    Cupertino                         3,490       16,984                    3,490       16,984       20,474
10300 Bubb Road             Cupertino                 B         635        3,090                      635        3,090        3,725
10440 Bubb Road             Cupertino               377         434        2,112                      434        2,112        2,546
10460 Bubb Road             Cupertino               423         994        4,838         1,158        994        5,996        6,991
1135 Kern Avenue            Sunnyvale                           407        1,982                      407        1,982        2,389
405 Tasman Drive            Sunnyvale                           550        2,676                      550        2,676        3,226
450 National Avenue         Mountain View             B         611        2,973                      611        2,973        3,584
3301 Olcott Street          Santa Clara                       1,846        8,984                    1,846        8,984       10,830
2800 Bayview Avenue         Fremont                           1,070        5,205                    1,070        5,205        6,275
6850 Santa Teresa Blvd      San Jose                            377        1,836           780        377        2,616        2,993
6810 Santa Teresa Blvd      San Jose                          2,567        5,991            12      2,567        6,003        8,570
140-160 Great Oaks Blvd     San Jose                          1,402        6,822           158      1,402        6,980        8,382
6541 Via del Oro/6385 San   San Jose                          1,039        5,057                    1,039        5,057        6,096
Ignacio
6311-6351 San Ignacio       San Jose                  B       6,246       30,396            94      6,246       30,490       36,736
Avenue
6320-6360 San Ignacio       San Jose                          2,616       12,732           197      2,616       12,929       15,545
Avenue
75 E. Trimble Road/2610 N.  San Jose                          3,477       16,919            82      3,477       17,001       20,478
First St
2033-2243 Samaritan Drive   San Jose             50,886 F     5,046       24,556                    5,046       24,556       29,602
1170 Morse Avenue           Sunnyvale                 B         658        3,201                      658        3,201        3,859
3236 Scott Blvd             Santa Clara               B       1,234        6,005                    1,234        6,005        7,239
1212 Bordeaux Lane          Sunnyvale                         2,250       10,948                    2,250       10,948       13,198
1325-1810 McCandless Drive  Milpitas                    F    13,994       66,213           225     13,994       66,438       80,432
1600 Memorex Drive          Santa Clara                       1,221        5,940                    1,221        5,940        7,161
1688 Richard Avenue         Santa Clara                       1,248        2,913             6      1,248        2,919        4,167
1700 Richard Avenue         Santa Clara                       1,727        4,030                    1,727        4,030        5,757














                                            Accumulated    Date of   Depreciable
Property Name               City            Depreciation Acquisition     Life
----------------------------------------    ------------ ----------- ------------
5300-5350 Hellyer Avenue    San Jose         $      179        5/00     40 Years
10401-10411 Bubb Road       Cupertino               194        7/98     40 Years
2001 Logic Drive            San Jose                697        7/98     40 Years
45365 Northport Loop        Fremont                  36       10/00     40 Years
47000 Northport Loop        Fremont                 362        7/98     40 Years
45738 Northport Loop        Fremont                 274        7/98     40 Years
4050 Starboard Drive        Fremont                 407        7/98     40 Years
3501 W. Warren Ave/Fremont  Fremont                 570        7/98     40 Years
Blvd
48800 Milmont Blvd          Fremont                 310        7/98     40 Years
4750 Patrick Henry Drive    Santa Clara             495        7/98     40 Years
4949 Hellyer Avenue         San Jose              1,098        7/98     40 Years
3520 Bassett Street         Santa Clara             337        7/98     40 Years
3530 Bassett Street         Santa Clara             260        7/98     40 Years
5850-5870 Hellyer Avenue    San Jose                355       11/98     40 Years
800 Branham Lane East       San Jose                268        3/00     40 Years
5400 Hellyer Avenue         San Jose                 67        7/00     40 Years
5729 Fontanoso Way          San Jose                145       10/99     40 Years
1065-1105 L'Avenida         Mountain View         4,782        4/99     40 Years
1750 Automation Parkway     San Jose                431        7/99     40 Years
1756 Automation Parkway     San Jose                256        1/00     40 Years
1762 Automation Parkway     San Jose                229        4/00     40 Years
1768 Automation Parkway     San Jose                 40       12/00     40 Years
255 Caspian Drive           Sunnyvale               153        4/00     40 Years
2251 Lawson Lane            Santa Clara             595        7/98     40 Years
1230 East Arques            Sunnyvale               167        7/98     40 Years
1250 East Arques            Sunnyvale               407        7/98     40 Years
3120 Scott Blvd             Santa Clara             624        7/98     40 Years
20400 Mariani Avenue        Cupertino               510        7/98     40 Years
10500 De Anza Blvd          Cupertino             2,335        7/98     40 Years
20605-20705 Valley Green    Cupertino             1,065        7/98     40 Years
10300 Bubb Road             Cupertino               195        7/98     40 Years
10440 Bubb Road             Cupertino               134        7/98     40 Years
10460 Bubb Road             Cupertino               335        7/98     40 Years
1135 Kern Avenue            Sunnyvale               127        7/98     40 Years
405 Tasman Drive            Sunnyvale               169        7/98     40 Years
450 National Avenue         Mountain View           187        7/98     40 Years
3301 Olcott Street          Santa Clara             564        7/98     40 Years
2800 Bayview Avenue         Fremont                 327        7/98     40 Years
6850 Santa Teresa Blvd      San Jose                136        7/98     40 Years
6810 Santa Teresa Blvd      San Jose                276        3/99     40 Years
140-160 Great Oaks Blvd     San Jose                432        7/98     40 Years
6541 Via del Oro/6385 San   San Jose                317        7/98     40 Years
Ignacio
6311-6351 San Ignacio       San Jose              1,904        7/98     40 Years
Avenue
6320-6360 San Ignacio       San Jose                802        7/98     40 Years
Avenue
75 E. Trimble Road/2610 N.  San Jose              1,061        7/98     40 Years
First St
2033-2243 Samaritan Drive   San Jose              1,538        7/98     40 Years
1170 Morse Avenue           Sunnyvale               202        7/98     40 Years
3236 Scott Blvd             Santa Clara             377        7/98     40 Years
1212 Bordeaux Lane          Sunnyvale               687        7/98     40 Years
1325-1810 McCandless Drive  Milpitas              4,169        7/98     40 Years
1600 Memorex Drive          Santa Clara             348        7/98     40 Years
1688 Richard Avenue         Santa Clara             181        9/98     40 Years
1700 Richard Avenue         Santa Clara             143        8/99     40 Years



                                                               Initial Cost                           Total Cost
                                                         ------------------------     Cost      -----------------------
                                            December 31,              Buildings   Subsequent to             Buildings
                                                2000                     and      Construction/                And
Property Name               City            Encumbrances    Land     Improvements  Acquisition     Land    Improvements     Total
----------------------------------------    ------------ ----------- ------------ ------------- ---------- ------------ ------------
3506-3510 Bassett Street    Santa Clara C                       943        4,591            99        943        4,690        5,633
3540-3544 Bassett Street    Santa Clara C             B       1,565        7,615           189      1,565        7,804        9,368
3550 Bassett Street         Santa Clara C             B       1,079        5,251            33      1,079        5,284        6,363
3560 Bassett Street         Santa Clara C             B       1,075        5,233             8      1,075        5,241        6,316
3570-3580 Bassett Street    Santa Clara C             B       1,075        5,233                    1,075        5,233        6,308
          Prudential Capital Group Loan         126,764 B
                                            ------------ ----------- ------------ ------------- ---------- ------------ ------------
                                             $  194,584   $ 187,219   $  650,529   $     3,730   $187,219   $  654,259   $  841,478
                                            ============ =========== ============ ============= ========== ============ ============


                                            Accumulated    Date of   Depreciable
Property Name               City            Depreciation Acquisition     Life
----------------------------------------    ------------ ----------- ------------
3506-3510 Bassett Street    Santa Clara             291        7/98     40 Years
3540-3544 Bassett Street    Santa Clara             483        7/98     40 Years
3550 Bassett Street         Santa Clara             331        7/98     40 Years
3560 Bassett Street         Santa Clara             329        7/98     40 Years
3570-3580 Bassett Street    Santa Clara             329        7/98     40 Years
          Prudential Capital Group Loan
                                            ------------
                                             $   34,022
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

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2001 and 2000
                             (dollars in thousands)

1.  Reconciliation of real estate and accumulated depreciation:

                                                                  2001                       2000
                                                        ------------------------   ------------------------
    Real estate investments:
      Balance at beginning of year                                 $  841,478                 $  716,182
      Additions                                                        97,422                    125,296
      Dispositions                                                    (28,357)                         -
                                                        ------------------------   ------------------------
      Balance at end of year                                       $  910,543                 $  841,478
                                                        ========================   ========================

    Accumulated depreciation:
      Balance at beginning of year                                 $   34,022                 $   18,566
      Additions                                                        16,917                     15,456
      Dispositions                                                     (1,331)                         -
                                                        ------------------------   ------------------------
      Balance at end of year                                       $   49,608                 $   34,022
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

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

3.2.1+             Articles of Amendment and Restatement of Mission West Properties, Inc.
3.2.2+             Restated Bylaws of Mission West Properties, Inc.
10.1.1**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.
10.1.2**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I
10.1.3**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II
10.1.4**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III
10.2**             Exchange Rights Agreement between Mission West Properties and the Limited Partners
10.3.1*            1997 Stock Option Plan
10.3.2*            Form of Incentive Stock Option Agreement
10.3.3*            Form of Non-statutory Stock Option Agreement
10.3.4*            Form of Directors Stock Option Agreement
10.4.1*            Acquisition Agreement, sated as of May 14, 1998, among
                   Mission West Properties, certain partnerships and the Berg
                   Group (as defined therein)
10.4.2*            Amendment of Acquisition Agreement, dated as of July 1, 1998
10.4.3*            Form of Partnership Interest Purchase Demand Note
10.5.1*            Stock Purchase Agreement dated as of May 4, 1998, between
                   Mission West Properties and the purchasers of Common Stock in a private placement of 5,800,000 shares and Subscription
                   Agreement relating to same
10.5.2*            Stock Purchase Agreement dated as of May 4, 1998 between
                   Mission West Properties and the purchasers of Common Stock in a private placement of 695,058 shares and Subscription
                   Agreement relating to same
10.5.3**           Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May
                   4, 1998 Stock Purchase Agreements (filed as Exhibits 10.8 to Post-effective Amendment No. 1 to S-4
                   Registration Statement filed on Form S-3 on February 11, 1999.  Commission File No. 333-52835-99)
10.6**             Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the
                   Berg Group
10.7**             Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg
                   Group
10.8*              Berg & Berg Enterprises, Inc. Sublease Agreement
10.9++             Amended and Restated Stock Option Agreement for Michael J. Anderson (200,000 shares of Common Stock)
10.10*             Restricted Stock Purchase Agreement for Michael J. Anderson (200,000 shares of Common Stock)
10.11*             Promissory Note from Michael J. Anderson
10.12*             Lease Agreement with Apple Computer, Inc.
10.13*             Lease Agreement with Cisco Systems, Inc,
10.14*             Lease Agreement with Amdahl Corporation
10.15*             Prudential Promissory Note
10.16*             Prudential Deed of Trust
10.17*             Prudential Certificate Regarding Distribution
10.18*             Prudential Guaranty
10.19+             Waiver Agreement
10.20**            Ownership Limit Exemption Agreement dated December 29, 1999 between Mission West Properties and Dan and
                   Paul McCarthy
10.21x             Lease Agreement with Microsoft Corporation
10.22x             Contribution Agreement
10.23xx            Assumption Agreement for Wells Fargo Line of Credit
10.24xx            Form of secured note payable to the Berg Group
10.25xx            Form of deed of trust granted to the Berg Group
10.26xx            Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg


10.27              Revolving Credit - $100,000,000 Secured Promissory Note
10.28              Deed of Trust Securing Revolving Promissory Note
21.1++             Subsidiaries of the Registrant
23.1               Consent of Independent Public Accountants
24.1               Powers of Attorney (included on the signature page hereto)


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

                                              MISSION WEST PROPERTIES, INC.

Date: March 27, 2002                          By: /s/ CARL E. BERG
                                                 -------------------------------
                                                 Carl E. Berg
                                                 Chief Executive Officer

Date: March 27, 2002                           By: /s/ WAYNE N. PHAM
                                                  ------------------------------
                                                  Wayne N. Pham
                                                  Vice President of Finance and
                                                  Controller
                                                  (Principal Accounting Officer)

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


Signature                            Title                             Date
---------                            -----                             ----

/s/  CARL E. BERG
-------------------------
 Carl E. Berg               Chairman of the Board, Chief          March 27, 2002
                            Executive Officer and Director

/s/  RAYMOND V. MARINO
-------------------------
Raymond V. Marino           President, Chief Operating Officer    March 27, 2002
                            and Director

/s/  JOHN C. BOLGER
-------------------------
John C. Bolger              Director                              March 27, 2002


/s/  WILLIAM A. HASLER
-------------------------
William A. Hasler           Director                              March 27, 2002


/s/  LAWRENCE B. HELZEL
-------------------------
Lawrence B. Helzel          Director                              March 27, 2002

Exhibit 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-80369 of Mission West Properties, Inc. of our reports dated January 21, 2002 relating to the financial statements and financial statement schedules, which appear in this Form 10-K.


PricewaterhouseCoopers LLP


San Francisco, California
March 28, 2002