Form 10-Q
period 2002-03-31
MISSION WEST PROPERTIES INC
filed 2002-05-15
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                17,463,329 shares outstanding as of May 14, 2002

                          Mission West Properties, Inc.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of March 31, 2002 (unaudited)
              and December 31, 2001...................................................................................3

              Consolidated Statements of Operations for the three
              months ended March 31, 2002 and 2001 (unaudited)........................................................4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2002 and 2001 (unaudited)..................................................5

              Notes to Consolidated Financial Statements..............................................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................19


PART II       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K......................................................................19

SIGNATURES...........................................................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                    ---------

                                                                                  March 31, 2002         December 31, 2001
                                                                               ----------------------  ----------------------
                                                                                    (Unaudited)
                                     ASSETS
Real estate assets, at cost
    Land                                                                              $231,412                $218,058
    Buildings                                                                          710,663                 692,485
                                                                               ----------------------  ----------------------
                                                                                       942,075                 910,543
    Less accumulated depreciation                                                      (52,988)                (49,608)
                                                                               ----------------------  ----------------------
       Net real estate assets                                                          889,087                 860,935
Cash and cash equivalents                                                                7,498                   5,310
Restricted cash                                                                          2,715                  15,435
Deferred rent                                                                           16,143                  16,923
Other assets                                                                            15,624                  11,652
                                                                               ----------------------  ----------------------
       Total assets                                                                   $931,067                $910,255
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                  $ 85,089                $ 79,887
    Unsecured loan                                                                      20,000                       -
    Mortgage notes payable                                                             126,918                 127,416
    Mortgage notes payable (related parties)                                            11,300                  11,371
    Interest payable                                                                       342                     342
    Security deposits                                                                    7,600                   7,337
    Prepaid rental income                                                               13,940                  12,470
    Dividends/distributions payable                                                     24,872                  24,742
    Refundable option payment                                                                -                  18,836
    Accounts payable and accrued expenses                                                4,980                   4,367
                                                                               ----------------------  ----------------------
       Total liabilities                                                               295,041                 286,768

Commitments and contingencies (Note 8)

Minority interest                                                                      525,173                 515,063

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares
       authorized, none issued and outstanding                                               -                       -
    Common stock, $.001 par value, 200,000,000 shares
       authorized, 17,463,329 and 17,329,779 shares issued and
       outstanding at March 31, 2002 and December 31, 2001,
       respectively                                                                         17                      17
    Paid-in-capital                                                                    128,046                 126,626
    Accumulated deficit                                                                (17,210)                (18,219)
                                                                               ----------------------  ----------------------
       Total stockholders' equity                                                      110,853                 108,424
                                                                               ----------------------  ----------------------
       Total liabilities and stockholders' equity                                     $931,067                $910,255
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                        Three months ended March 31,
                                                         2002                  2001
                                                 --------------------  --------------------
Revenues:
   Rental income from real estate                        $32,484               $29,679
   Tenant reimbursements                                   5,326                 3,488
   Other income, including interest                          497                   516
                                                 --------------------  --------------------
        Total revenues                                    38,307                33,683
                                                 --------------------  --------------------

Expenses:
   Operating expenses                                      2,275                 1,225
   Real estate taxes                                       3,057                 2,321
   Depreciation of real estate                             4,356                 4,102
   General and administrative                                434                   318
   Interest                                                2,270                 2,209
   Interest (related parties)                              1,010                 1,300
                                                 --------------------  --------------------
       Total expenses                                     13,402                11,475
                                                 --------------------  --------------------

Income before minority interest and
   discontinued operations                                24,905                22,208
Minority interest                                         20,769                18,507
                                                 --------------------  --------------------
   Income from continuing operations                       4,136                 3,701
                                                 --------------------  --------------------

Discontinued operations:
Gain from disposal of discontinued operations              6,103                 3,101
Gain from discontinued operations                            287                     -
                                                 --------------------  --------------------
   Net gain from discontinued operations                   6,390                 3,101
                                                 --------------------  --------------------

Net income to minority interest                          $26,094               $21,090
                                                 ====================  ====================
Net income to common stockholders                        $ 5,201               $ 4,219
                                                 ====================  ====================
Income per share from continuing operations:
   Basic                                                 $  0.24               $  0.22
                                                 ====================  ====================
   Diluted                                               $  0.23               $  0.21
                                                 ====================  ====================
Income per share from discontinued operations:
   Basic                                                       -                     -
                                                 ====================  ====================
   Diluted                                                     -                     -
                                                 ====================  ====================
Net income per share to common stockholders:
   Basic                                                 $  0.24               $  0.22
                                                 ====================  ====================
   Diluted                                               $  0.23               $  0.21
                                                 ====================  ====================
Weighted average number of shares of
   common stock outstanding (basic)                   17,404,568            17,037,201
                                                 ====================  ====================
Weighted average number of shares of
   common stock outstanding (diluted)                 17,853,809            17,242,821
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

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                             Three months ended March 31,
                                                                                         -------------------------------------
                                                                                               2002               2001
                                                                                         ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                          $     5,201        $     4,219
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                 26,094             21,090
            Depreciation                                                                       4,402              4,102
            Gain on sales of real estate                                                      (6,103)            (3,101)
            Other                                                                                (18)               (95)
     Changes in assets and liabilities:
            Deferred rent                                                                        780             (2,089)
            Other assets                                                                      (3,972)            (3,674)
            Security deposits                                                                    263                294
            Prepaid rental income                                                              1,470              1,652
            Accounts payable and accrued expenses                                                471                (90)
                                                                                         ------------------ ------------------
     Net cash provided by operating activities                                                28,588             22,308
                                                                                         ------------------ ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                            -               (154)
     Refundable option payment                                                               (18,836)              (500)
     Real estate purchase                                                                    (31,311)                 -
     Proceeds from sales of real estate                                                       18,591             23,130
     Restricted cash                                                                          15,435                  -
     Restricted cash available                                                                (2,715)           (23,130)
                                                                                         ------------------ ------------------
     Net cash used in investing activities                                                   (18,836)              (654)
                                                                                         ------------------ ------------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                                               (498)              (495)
     Principal payments on mortgage notes payable (related parties)                              (71)               (66)
     Net payments under line of credit (related parties)                                      (2,298)            (6,737)
     Proceeds from unsecured loan                                                             20,000                  -
     Financing costs                                                                             (52)                 -
     Proceeds from stock options exercised                                                       151                148
     Minority interest distributions                                                         (20,637)           (15,908)
     Dividends paid                                                                           (4,159)            (3,236)
                                                                                         ------------------ ------------------
     Net cash used in financing activities                                                    (7,564)           (26,294)
                                                                                         ------------------ ------------------
     Net increase/(decrease) in cash and cash equivalents                                      2,188             (4,640)
Cash and cash equivalents, beginning                                                           5,310              4,691
                                                                                         ------------------ ------------------
Cash and cash equivalents, ending                                                        $     7,498        $        51
                                                                                         ================== ==================

Supplemental information:
     Cash paid for interest                                                              $      3,168       $     3,488
                                                                                         ================== ==================
Supplemental schedule of non-cash investing and financing activities:
     Debt incurred in connection with property acquisitions (related parties)            $      7,500       $    20,000
                                                                                         ================== ==================
     Assumption of other liabilities in connection with property acquisitions            $        398       $         -
                                                                                         ================== ==================
     Issuance of operating partnership units in connection with property acquisitions    $      6,152       $    13,281
                                                                                         ================== ==================



        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
                                    ---------


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

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of March 31, 2002. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

     The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" effective January 1, 2002 (see note 9).

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2002.

2.   Real Estate

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 284 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities, by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, operating partnership interests ("O.P. Units") valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of March 31, 2002, the Company had completed seventeen acquisitions under the Berg land holdings option agreement representing approximately 1,699,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg land holdings option agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the members of the independent directors committee of the Company's board of directors.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing of the Company's acquisition of any of such projects. However, the Berg Group currently has four properties under development with a total of approximately 476,000 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. Of the four properties, three are joint ventures in which the Berg Group holds approximately a 50% interest. The joint venture properties prospectively represent a total of approximately 311,000 rentable square feet. As of March 31, 2002, the estimated acquisition price to the operating partnerships for these four projects would be approximately $54,600. The final acquisition price of these four properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately 3.9 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group's percentage ownership interest in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon and Washington.

     PROPERTY DISPOSITION
     On March 6, 2002, the Company completed the sale, in a tax-deferred exchange, of a 72,400 square foot R&D property located at 2001 Logic Drive, San Jose, California to Xilinx, Inc., which had exercised a purchase option in the same month. The Company realized a gain of $6,103 on the total sale price of approximately $18,503. At March 31, 2002, the proceeds from the sale of this property were classified as restricted cash to be used in tax-deferred property exchanges.

     PROPERTY ACQUISITIONS
     Effective January 1, 2002, the Company acquired an approximately 125,000 rentable square foot newly constructed R&D building located at 5345 Hellyer Avenue in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $13,652. The Company acquired this property by borrowing $7,500 under the Berg Group line of credit and issuing 502,805 O.P. Units to various members of the Berg Group.

     Effective March 8, 2002, the Company acquired three R&D buildings totaling approximately 206,500 rentable square foot located at 2610 and 2630 Orchard Parkway and 55 West Trimble Road in San Jose, California from Silicon Valley Properties, LLC in a tax-deferred exchange transaction involving the Company's former R&D properties located at 2001 Logic Drive and 5713-5729 Fontanoso Way, San Jose, California. The total acquisition price for the properties acquired from Silicon Valley Properties, LLC was approximately $31,250.

3.   Restricted Cash

     At March 31, 2002, restricted cash represents the remaining proceeds from a property sale and interest income being held in a separate cash account at a trust company in order to preserve the Company's option of receiving replacement property on a tax-deferred basis.

4.   Stock Transactions

     During the three months ended March 31, 2002, stock options to purchase 33,550 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were $151. In January 2002, a limited partner of one of the operating partnerships exchanged 100,000 O.P. Units for 100,000 shares of the Company's common stock under the terms of the December 1998 exchange rights agreement among the Company and all limited partners of the operating partnerships.

5.   Net Income Per Share

     Basic operating net income per share is computed by dividing net income, excluding gain on sale of real estate, by the weighted-average number of common shares outstanding for the period. Diluted operating net income per share is computed by dividing net income, excluding gain on sale of real estate, by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                         Three Months Ended March 31,
                                                        -------------------------------
                                                             2002             2001
                                                        --------------    -------------
     Weighted average shares outstanding (basic)          17,404,568       17,037,201
     Incremental shares from assumed option exercise         449,241          205,620
                                                        --------------    -------------
     Weighted average shares outstanding (diluted)        17,853,809       17,242,821
                                                        ==============    =============

     The outstanding O.P. Units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at March 31, 2002 and 2001 was 86,165,346 and 84,547,078, respectively.

6.   Related Party Transactions

     As of March 31, 2002, the Berg Group owned 78,133,436 O.P. Units. Combined with shares of the Company's common stock owned by the Berg Group, the Berg Group's ownership as of March 31, 2002 represented approximately 75% of the equity interests of the Company, assuming conversion of the 86,165,346 O.P. Units outstanding into the Company's common stock.

     As of March 31, 2002, debt in the amount of $85,089 was due the Berg Group under the line of credit established March 1, 2000. The Berg Group $100 million line of credit is currently collateralized by eleven properties, bears interest at LIBOR plus 1.30%, and matures in March 2003. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of March 31, 2002, debt in the amount of $11,300 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $0.93 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in May 2003.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended March 31, 2002 and 2001.

7.   Subsequent Events

     On April 11, 2002, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of March 29, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

8.   Commitments and Contingencies

     The Company and the operating partnerships are or may become, from time to time, parties to litigation arising out of the normal course of business. Management is not aware of any litigation against the Company that would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

9.   Discontinued Operations

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the statements of operations. Prior period statement of operations have been reclassified to reflect the income or loss related to properties that were sold and presented as discontinued operations during the three months ended March 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods if additional property sales occur.

     As of March 31, 2002, there were no properties under contract to be sold or disposed of which would qualify as discontinued operations.

     In March 2002, the Company sold one property for a gain of $6,103. Gain from operation for this property was approximately $287 and $430 for the three months ended March 31, 2002 and 2001, respectively. Condensed operations for the three months ended March 31, 2002 and 2001 are as follows:



                                            Three Months Ended March 31,
                                        --------------------------------------
                                             2002                 2001
                                        ---------------    -------------------
                                               (Dollars in thousands)
         Rental income from real estate      $333                 $500
         Tenant reimbursements                293                   23
                                        ---------------    -------------------
               Total revenues                 626                  523

         Real estate taxes                    293                   23
         Depreciation                          46                   70
                                        ---------------    -------------------
              Total expenses                  339                   93
                                        ---------------    -------------------
                   Net income                $287                 $430
                                        ===============    ===================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D and office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2002, the Company owned and managed 100 properties totaling approximately 7.0 million rentable square feet through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from the Company are Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), and Apple Computer, Inc. For federal income tax purposes the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

The Company's acquisition and growth strategy incorporates the following elements:

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001.

As of March 31, 2002, the Company, through its controlling interests in the operating partnerships, owned 100 properties totaling approximately 7.0 million square feet compared to 90 properties totaling approximately 6.2 million square feet owned by the Company as of March 31, 2001. This represents a net increase of approximately 13% in total rentable square footage from one year ago. Since March 31, 2001 the Company has acquired the properties listed below and disposed of 77,700 rentable square feet at 5713-5729 Fontanoso Way and 72,400 rentable square feet at 2001 Logic Drive in San Jose, California.

                                                                     Rentable Square
 Date of Acquisition                     Address                          Footage
---------------------     --------------------------------------    ---------------------
       04/01              245 Caspian Drive (1)(3)                          59,400
       05/01              855 Branham Lane East (1)                         67,912
       06/01              5550 Hellyer Avenue                               78,794
       07/01              5906-65 Silver Creek Valley Rd. I (2)            247,500
       08/01              5750 Hellyer Avenue                               73,312
       10/01              5905-65 Silver Creek Valley Rd. II                98,500
       01/02              5345 Hellyer Avenue                              125,000
       03/02              2630 Orchard Parkway (4)                          60,633
       03/02              2610 Orchard Parkway (4)                          54,093
       03/02              55 West Trimble (4)                               91,722
                                                                    ---------------------
                                                                           956,866
                                                                    =====================

(1) Acquired in a tax-deferred exchange from the sale of R&D property at 4949 Hellyer Avenue, San Jose, California.
(2)  Three buildings were acquired at this location.
(3) The lessee at this location will terminate its lease effective May 2002 in a negotiated settlement with us. The building has not been completed for occupancy, which was at the option of the lessee.
(4) Acquired in a tax-deferred exchange from the sale of R&D properties at 5713-5729 Fontanoso Way and 2001 Logic Drive, San Jose, California.


The following tables reflect the increase in the Company's rental revenues, excluding rental revenues from discontinued operations, for the three months ended March 31, 2002 over rental revenues for the comparable three months in 2001:

                            Three Months Ended March 31,
                          ---------------------------------
                                                                                      % Change by         % of Total Net
                              2002               2001              $ Change          Property Group           Change
                          --------------     --------------     ----------------     ---------------     -----------------
                                         (Dollars in thousands)

   Same Property (1)         $25,910            $28,243            ($ 2,333)              (8.3%)               (7.9%)
   2001 Acquisitions (2)       5,534              1,436               4,098              285.4%                13.8%
   2002 Acquisitions           1,040                  -               1,040              100.0%                 3.5%
                          --------------     --------------     ----------------                         -----------------
                             $32,484            $29,679             $ 2,805                9.4%                 9.4%
                          ==============     ==============     ================                         =================


(1) "Same Property" is defined as properties owned as of July 1, 1998 and acquired in 1998, 1999 and 2000 and still owned as of March 31, 2002.
(2) The figures for "2001 Acquisitions" in year 2001 for some properties do not reflect a full three months of rent due to the timing of the acquisition of the properties during 2001.

RENTAL REVENUE FROM CONTINUING OPERATIONS
For the quarter ended March 31, 2002, rental revenues increased by $2.8 million from $29.7 million for the three months ended March 31, 2001 to $32.5 million for the same period of 2002, which included a decrease of $1.4 million straight-line rent adjustment. Of the $2.8 million increase in rental revenues, ($2.3) million resulted from the Company's "Same Property" portfolio, $4.1 million resulted from properties acquired in 2001 and $1.0 million resulted from properties acquired in 2002. Approximately $0.3 million in rental revenues was generated from a discontinued operation for the three months ended March 31, 2002. The decline in rental revenues from the "same property" portfolio was a result from adverse market conditions and loss of seven tenants due to bankruptcy or cease of operations. The net increase in rental revenues was primarily attributable to new acquisitions.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income, including interest, was approximately $0.5 million for each of the three-month periods ended March 31, 2002 and 2001.

EXPENSES FROM CONTINUING OPERATIONS
Tenant reimbursements from continuing operations increased by $1.8 million, or 51%, from $3.5 million for the three months ended March 31, 2001 to $5.3 million for the three months ended March 31, 2002. Operating expenses and real estate taxes from continuing operations, on a combined basis, also increased by $1.8 million, or 51%, from $3.5 million to $5.3 million for the three months ended March 31, 2001 and 2002, respectively. Both tenant reimbursements and operating expenses combined with real estate taxes from a discontinued operation were approximately $0.3 million each for the quarter ended March 31, 2002. The increases in all categories resulted primarily from the increase in the total rentable square footage since March 31, 2001.

Depreciation expense from continuing operations increased by $0.3 million from $4.1 million to $4.4 million for the three months ended March 31, 2001 and 2002, respectively. Depreciation expense from a discontinued operation was approximately $46,000 for the quarter ended March 31, 2002. The increase was attributable to the acquisition of twelve R&D properties since March 31, 2001.

Interest expense increased by $0.06 million, or 2.7%, from $2.21 million for the three months ended March 31, 2001 to $2.27 million for the three months ended March 31, 2002 from additional debt that the Company incurred under a new $20.0 million unsecured loan obtained from Citicorp during the first quarter 2002. Interest expense (related parties) decreased by $0.29 million, or 22.3%, from $1.30 million for the three months ended March 31, 2001 to $1.01 million for the three months ended March 31, 2002 due to lower interest rates and repayments on the Berg Group line of credit. As a result, overall interest expense (including amounts to related parties) for the quarter ended March 31, 2002 decreased by $0.23 million compared to the first quarter a year ago. The twelve R&D property acquisitions increased total debt outstanding, including amounts due related parties, by $36.02 million, or 17.4%, from $207.29 million as of March 31, 2001 to $243.31 million as of March 31, 2002. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions, as the Company draws on the Berg Group line of credit, and as it seeks alternative sources of credit.

MINORITY INTEREST AND NET INCOME
The minority interest portion of income increased by $4.99 million, or 23.6%, from $21.10 million for the three months ended March 31, 2001 to $26.09 million for the three months ended March 31, 2002. Net income to shareholders increased by $0.98 million, or 23.2%, from $4.22 million for the three months ended March 31, 2001 to $5.20 million for the same period in 2002. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of March 31, 2002 and 2001.

RECENT RENTAL MARKET DEVELOPMENTS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly in 2001 and in the first three months of 2002 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 14.8% in late 2001 to 17.3% at the end of the first quarter 2002. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2002 amounted to 26.1 million square feet, of which 44%, or 11.5 million square feet, accounted for sublease spaces. Total negative net absorption in 2001 amounted to approximately (15.6) million square feet. During the first three months of 2002, there was total negative net absorption of approximately (3.5) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying considerably by submarket and location within each submarket. The Company's average occupancy rate for the three-month period ended March 31, 2002 was 95% with approximately 476,000 rentable square feet expiring in 2002. Key tenants could seek the protection of the bankruptcy laws, which could result in the rejection and termination of their leases, thereby causing a reduction in our rental income. For example, during the last six months, six tenants accounting for approximately 458,000 net rentable square feet of R&D properties have either filed petitions under Chapter 11 of the Bankruptcy Code or have discontinued operations. Under the bankruptcy laws, tenants may have the right to reject their leases with us and our claim for rent will be limited to the greater of one year's rent or 15% of the total amount of rent under the leases upon default, but not to exceed three years of rent on the remaining term of the lease following the earlier of the petition filing date or the date on which we gained repossession of the property, as well as any rent that was unpaid on the earlier of those dates. These properties may take anywhere from six to twelve months or longer to re-lease. The Company anticipates its vacancy rate to range between 12-15% by the end of 2002 and renewal rental rates to be the same as or, perhaps, lower than current rents. The Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

The most significant changes in the Company's financial condition during the three months ended March 31, 2002 resulted from property acquisitions and exchanges. In addition, debt increased from new acquisitions and stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

At March 31, 2002, real estate assets increased by approximately $31.5 million from December 31, 2001 because of new acquisitions and one disposition. During the first three months of 2002, the Company acquired one additional property representing approximately 125,000 rentable square feet of R&D property located in Silicon Valley. This property was acquired from the Berg Group under the Berg land holdings option agreement. The aggregate acquisition price for this property was approximately $13.7 million. The Company financed this acquisition by borrowing $7.5 million under the Berg Group line of credit and issuing 502,805 O.P. Units. In March 2002, the Company acquired three R&D properties representing approximately 206,500 rentable square feet for approximately $31.3 million as replacement properties in a tax-deferred exchange in which the Company disposed of former R&D properties at 5713-5729 Fontanoso Way and 2001 Logic Drive in San Jose, California. Pending the purchase of the replacement properties, the proceeds for the Fontanoso Way and Logic Drive properties were classified as restricted cash of which approximately $2.7 million remained in restricted cash at March 31, 2002. No debt or O.P. Units were issued for these acquisitions. The Company also realized a gain of $6.1 million on the transaction.

At March 31, 2002, total liabilities increased by approximately $8.3 million from December 31, 2001 due to mainly debt incurred in connection with R&D property acquisitions.

At March 31, 2002, total stockholders' equity increased by approximately $2.4 million from December 31, 2001 from reduction of accumulated deficit, stock option exercises and the exchange of O.P. Units for the Company's common stock. During the three months ended March 31, 2002, stock options to purchase 33,550 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were approximately $0.15 million. One limited partner of an operating partnership exchanged 100,000 O.P. Units for 100,000 shares of the Company's common stock under the exchange rights agreement among the Company and the limited partners in the operating partnerships, which represented additional paid in capital of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders and unit holders, debt service, leasing commissions and recurring capital expenditures to come from Funds From Operations ("FFO") and/or the Berg Group line of credit and other credit facilities that may be established by the Company with third party financial institutions. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2002. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet short-term obligations or other liquidity needs based on the line of credit (related parties). Despite the current weakness in the economy, the Company expects interest expense to increase, but not significantly, as it incurs debt through acquisitions of new properties and as interest rates increase.

The Company is continually evaluating alternative sources of credit to replace the Berg Group $100 million line of credit, which expires in March 2003. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from institutional lenders. There can be no assurance that the Berg Group will continue to rollover and extend this line of credit, as it has been doing since 1999, or the Company will be able to obtain a line of credit with terms similar to the Berg Group line of credit. Thus, the Company's cost of borrowing could increase substantially after 2002.

On March 1, 2002, the Company obtained a $20 million unsecured loan from Citicorp USA, Inc. with an interest rate based on LIBOR. The loan, which matures on March 1, 2003, bears a fixed LIBOR interest rate of 4.09% for the first six months and LIBOR plus 2.0% thereafter. The Company paid a loan fee of $50,000 and expects to use the loan for acquiring new R&D properties.

At March 31, 2002, the Company had total indebtedness of $243.3 million, including $126.9 million of fixed rate mortgage debt, $11.3 million under the Berg Group mortgage note (related parties), $85.1 million under the Berg Group line of credit (related parties), and $20.0 million under the Citicorp loan.

As of March 31, 2002, the Company's Debt to Total Market Capitalization ratio was approximately 15.1%, based upon a Total Market Capitalization of approximately $1.6 billion. The Company computed this ratio by dividing the Company's total debt outstanding by the sum of this debt plus the market value of common stock (based upon the closing price of $13.10 per share on March 28, 2002) on a fully diluted basis, taking into account the conversion of all O.P. Units into common stock.

On April 11, 2002, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of March 29, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

MORTGAGE DEBT

The following table sets forth information regarding debt outstanding as of March 31, 2002:

                                                                                                                Maturity   Interest
               Debt Description                     Collateral Properties                       Balance           Date       Rate
--------------------------------------------- ------------------------------------------- -------------------- ---------- ----------
                                                                                         (Dollars in thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Drive, San Jose, CA           $ 85,089         3/03        (1)
                                               2133 Samaritan Drive, San Jose, CA         --------------------
                                               2233-2243 Samaritan Drive, San Jose, CA
                                               1310-1450 McCandless Drive, Milpitas, CA
                                               1315-1375 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               1795-1845 McCandless Drive, Milpitas, CA
                                               5325 Hellyer Avenue, San Jose, CA
                                               5345 Hellyer Avenue, San Jose, CA
                                               2610 N. First Street, San Jose, CA
                                               75 E. Trimble Road, San Jose, CA
Unsecured Loan:
Citicorp USA, Inc.                             Not Available                                       20,000         3/03        (2)
                                                                                          --------------------


Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Avenue, San Jose, CA            11,300         6/10      7.650%
                                                                                          --------------------
Mortgage Notes Payable:
Prudential Capital Group                       20400 Mariani Avenue, Cupertino, CA                  1,555         4/09      8.750%
New York Life Insurance Company                10440 Bubb Road, Cupertino, CA                         338         9/09      9.625%
Home Savings & Loan Association                10460 Bubb Road, Cupertino, CA                         347        12/06      9.500%
Prudential Insurance Company of America (3)    10300 Bubb Road, Cupertino, CA                     124,678        10/08      6.560%
                                               10500 N. DeAnza Blvd, Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450-460 National Avenue, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Blvd, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA
                                                                                          --------------------
Mortgage Notes Payable Subtotal                                                                   126,918
                                                                                          --------------------

TOTAL                                                                                            $243,307
                                                                                          ====================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2003. The interest rate at March 31, 2002 was 3.632%.
(2) The unsecured loan from Citicorp USA, Inc. carries a fixed LIBOR interest rate equal to 4.09% for the first six months and LIBOR plus 2.0% thereafter and is payable in full in March 2003.
(3) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.

CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

The following table presents certain projected information at March 31, 2002 concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg land holdings option agreement.

                                                Approximate
                                Number of      Rentable Area           Anticipated             Total Estimated
Property                        Buildings      (Square Feet)         Acquisition Date       Acquisition Value (1)
------------------------------ ------------ -------------------- ------------------------- -------------------------
BERG LAND HOLDINGS OPTION
UNDER DEVELOPMENT                                                                            (dollars in thousands)
Morgan Hill (JV I) (2)              2            160,000              4th Q 2002/Q1 2003            17,500
Morgan Hill (JV II) (2)             1            151,242              4th Q 2002/Q1 2003            16,200
Piercy & Hellyer                    1            165,000              3rd Q 2002                    20,900
                                    -            -------                                            ------
               Subtotal             4            476,242                                            54,600

AVAILABLE LAND
Piercy & Hellyer                                 490,000
Morgan Hill (2)                                  368,025
King Ranch                                       207,000
Fremont & Cushing                                387,000
Evergreen                                      2,480,000
                                               ---------
              Subtotal                         3,932,025


TOTAL                               4          4,408,267                                            $54,600
                                    =          =========                                            =======


(1) The estimated acquisition value represents the estimated cash price for acquiring the projects under the terms of the Berg land holdings option agreement, which may differ from the actual acquisition cost as determined under GAAP, if O.P. Units or any other securities based on the market value of our common stock are issued in the transaction.
(2) The Company expects to own an approximate 50% interest in the partnership through one of its operating partnerships. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties.


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

Leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past year and the first three months of 2002. Consequently, the Company believes that the projected acquisition dates for other development properties subject to the Berg land holdings option agreement, with the exception of the project at Piercy and Hellyer for approximately 165,000 rentable square feet, may be delayed for the foreseeable future. Such delays could reduce future growth in revenues, operating income and Funds Available for Distribution ("FAD").

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the three months ended March 31, 2002 was $28.6 million compared to $22.3 million for the same period in 2001, a 28% increase. The change was a direct result of increased rent from newly acquired properties.

Net cash used in investing activities was approximately $18.8 million and $0.7 million for the three months ended March 31, 2002 and 2001, respectively. Of the $18.8 million net cash used in investing activities, $18.5 million were returned to Xilinx, Inc. relating to the purchase option agreement between Xilinx and the Company, and $0.3 million were applied to Xilinx's monthly rent.

Net cash used in financing activities was $7.6 million for the three months ended March 31, 2002 compared to $26.3 million for the same period in 2001, a 71% decrease. Of the $7.6 million net cash used in financing activities, $2.9 million were used to pay outstanding debt, $20.6 million for minority interest distributions, $4.2 million for dividend payments, net of $20.1 million received from the Citicorp unsecured loan and the proceeds of exercised stock options. During the three months ended March 31, 2002, the Company made payments on outstanding debt and distributions to holders of its common stock and O.P. Units by utilizing cash generated from operating activities.

CAPITAL EXPENDITURES

The Company's existing R&D properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1997 through December 31, 2001, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties that were owned or controlled by members of the Berg Group prior to July 1, 1998 averaged approximately $1.75 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $1.3 million during 2002. The Company believes it will recover substantially all of these sums from the tenants under new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three months ended March 31, 2002 and 2001 are summarized in the tables below:

                                  Three Months Ended March 31,
                            -----------------------------------------
                                  2002                   2001
                            ------------------     ------------------
                                     (Dollars in thousands)
Net income                       $ 5,201                $ 4,219
Add:
    Minority interest (1)         25,933                 20,916
    Depreciation                   4,402                  4,102
Less:
    Gain on sale of assets         6,103                  3,101
                            ------------------     ------------------
FFO                              $29,433                $26,136
                            ==================     ==================


(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO. Distribution Policy

DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders and O.P. unit holders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less adjustment for straight-line rent included in net income, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three months ended March 31, 2002 and 2001 are as follows:



                                  Three Months Ended March 31,
                            ------------------------------------------
                                   2002                   2001
                            -------------------    -------------------
                                     (Dollars in thousands)
FFO                              $29,433                $26,136
Less:
    Straight-line rents             (780)                 2,089
    Leasing commissions              140                    163
    Capital expenditures               -                    154
                            -------------------    -------------------
FAD                              $30,073                $23,730
                            ===================    ===================



The Company's board of directors will determine the amount and timing of distributions to our stockholders. The board of directors will consider many factors prior to making any distributions, including the following:

-    the amount of cash available for distribution;

-    the Company's financial condition;

-    whether to reinvest funds rather than to distribute such funds;

-    the Company's committed and projected capital expenditures;

- the effects of new property acquisitions, including acquisitions under existing agreements with the Berg Group;

- the annual distribution requirements under the REIT provisions of the federal income tax laws; and

-    such other factors as the board of directors deems relevant.

We cannot assure you that the Company will be able to meet or maintain management's cash distribution objectives.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The  Company  does  not  believe  recently  issued  accounting   standards  will
materially impact the Company's financial statements.


FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Additionally, all disclosures under Part I., Item 3 constitutes forward-looking statements. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in:

-    economic conditions generally and the real estate market specifically,

- legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs),

-    availability of capital,

-    interest rates,

-    competition,

- supply of and demand for R&D, office and industrial properties in the Company's current and proposed market areas,

-    tenant defaults and bankruptcies, and

-    general accounting principles, policies and guidelines applicable to REITs.

In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg land holdings option agreement is unknown presently, and reliance should not be placed on the estimates concerning these projects set forth under the caption, "Current Properties Subject to Our Acquisition Agreement with the Berg Group," above. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

The primary market risk we face is the risk of interest rate fluctuations. The Berg Group line of credit, which is tied to a LIBOR based interest rate, was approximately $85.1 million, or 35%, of the total $243.3 million of outstanding debt as of March 31, 2002. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At March 31, 2002, we had no interest rate caps or interest rate swap contracts.

================================================================================

PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  None

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


                                     MISSION WEST PROPERTIES, INC.
                                     (Registrant)


Date:   May 14, 2002                 By:    /s/ Wayne N. Pham
                                        ----------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                        Authorized Officer)