Form 10-Q
period 2002-06-30
MISSION WEST PROPERTIES INC
filed 2002-08-13
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

               17,467,329 shares outstanding as of August 13, 2002

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                      INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30, 2002
              and December 31, 2001 (unaudited)........................................................................3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 2002 and 2001 (unaudited)..................................................4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2002 and 2001 (unaudited)......................................................5

              Notes to Consolidated Financial Statements...............................................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................................20


PART II       OTHER INFORMATION

   Item 4.     Submission of Matters to a vote of Security Holders....................................................20

   Item 6.     Exhibits and Reports on Form 8-K.......................................................................21

SIGNATURES............................................................................................................21

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                   June 30, 2002         December 31, 2001
                                                                               ----------------------  ----------------------

                                     ASSETS
Real estate assets, at cost
    Land                                                                             $ 231,412               $ 218,058
    Buildings                                                                          711,616                 692,485
                                                                               ----------------------  ----------------------
                                                                                       943,028                 910,543
    Less accumulated depreciation                                                      (57,443)                (49,608)
                                                                               ----------------------  ----------------------
       Net real estate assets                                                          885,585                 860,935
Cash and cash equivalents                                                                5,812                   5,310
Restricted cash                                                                          2,721                  15,435
Deferred rent                                                                           16,319                  16,923
Other assets                                                                            10,781                  11,652
                                                                               ----------------------  ----------------------
       Total assets                                                                  $ 921,218               $ 910,255
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                 $  73,774               $  79,887
    Unsecured loan                                                                      20,000                       -
    Mortgage notes payable                                                             126,413                 127,416
    Mortgage notes payable (related parties)                                            11,227                  11,371
    Interest payable                                                                       340                     342
    Security deposits                                                                    7,260                   7,337
    Prepaid rental income                                                               16,129                  12,470
    Dividends/distributions payable                                                     24,872                  24,742
    Refundable option payment                                                                -                  18,836
    Accounts payable and accrued expenses                                                5,329                   4,367
                                                                               ----------------------  ----------------------
       Total liabilities                                                               285,344                 286,768

Commitments and contingencies (Note 8)

Minority interest                                                                      525,092                 515,063

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares
       authorized, none issued and outstanding                                               -                       -
    Common stock, $.001 par value, 200,000,000 shares
       authorized, 17,467,329 and 17,329,779 shares issued and
       outstanding at June 30, 2002 and December 31, 2001,
       respectively                                                                         17                      17
    Paid-in-capital                                                                    128,095                 126,626
    Accumulated deficit                                                                (17,330)                (18,219)
                                                                               ----------------------  ----------------------
       Total stockholders' equity                                                      110,782                 108,424
                                                                               ----------------------  ----------------------
       Total liabilities and stockholders' equity                                    $ 921,218               $ 910,255
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                        Three months ended June 30,                Six months ended June 30,
                                                        2002                  2001                 2002                 2001
                                                 --------------------  -------------------- -------------------- -------------------
Revenues:
   Rental income from real estate                       $ 32,753              $ 31,654             $ 65,238             $ 61,333
   Tenant reimbursements                                   4,875                 3,756               10,201                7,245
   Other income, including interest                          278                   825                  774                1,340
                                                 --------------------  -------------------- -------------------- -------------------
        Total revenues                                    37,906                36,235               76,213               69,918
                                                 --------------------  -------------------- -------------------- -------------------

Expenses:
   Operating expenses                                      1,921                 1,717                4,196                2,942
   Real estate taxes                                       3,003                 2,576                6,060                4,897
   Depreciation of real estate                             4,455                 4,165                8,811                8,267
   General and administrative                                370                   483                  804                  801
   Interest                                                2,362                 2,216                4,633                4,426
   Interest (related parties)                                899                 1,163                1,909                2,463
                                                 --------------------  -------------------- -------------------- -------------------
        Total expenses                                    13,010                12,320               26,413               23,796
                                                 --------------------  -------------------- -------------------- -------------------

Income before minority interest                           24,896                23,915               49,800               46,122
Minority interest                                         20,823                19,932               41,591               38,439
                                                 --------------------  -------------------- -------------------- -------------------
   Income from continuing operations                       4,073                 3,983                8,209                7,683
                                                 --------------------  -------------------- -------------------- -------------------

Discontinued operations:
Gain from disposal of discontinued operations                  -                     -                6,103                3,102
Gain from discontinued operations                              -                     -                  287                    -
                                                 --------------------  -------------------- -------------------- -------------------
   Net gain from discontinued operations                       -                     -                6,390                3,102
                                                 --------------------  -------------------- -------------------- -------------------

Net income to minority interest                         $ 20,823              $ 19,932             $ 46,917             $ 41,022
                                                 ====================  ==================== ==================== ===================
Net income to common stockholders                       $  4,073              $  3,983             $  9,273             $  8,202
                                                 ====================  ==================== ==================== ===================
Income per share from continuing operations:
   Basic                                                $   0.23              $   0.23             $   0.47             $   0.45
                                                 ====================  ==================== ==================== ===================
   Diluted                                              $   0.23              $   0.23             $   0.46             $   0.44
                                                 ====================  ==================== ==================== ===================
Income per share from discontinued operations:
   Basic                                                       -                     -                    -                    -
                                                 ====================  ==================== ==================== ===================
   Diluted                                                     -                     -                    -                    -
                                                 ====================  ==================== ==================== ===================
Net income per share to common stockholders:
   Basic                                                $   0.23              $   0.23             $   0.47             $   0.45
                                                 ====================  ==================== ==================== ===================
   Diluted                                              $   0.23              $   0.23             $   0.46             $   0.44
                                                 ====================  ==================== ==================== ===================
Weighted average number of shares of
   common stock outstanding (basic)                   17,464,692             17,093,710          17,434,796           17,065,612
                                                 ====================  ==================== ==================== ===================
Weighted average number of shares of
   common stock outstanding (diluted)                 17,902,853             17,308,601          17,878,483           17,293,484
                                                 ====================  ==================== ==================== ===================



        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                              Six months ended June 30,
                                                                                         -------------------------------------
                                                                                               2002               2001
                                                                                         ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                          $     9,273        $     8,202
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                 46,917             41,022
            Depreciation                                                                       8,857              8,267
            Gain on sales of real estate                                                      (6,103)            (3,102)
            Other                                                                                (19)               105
     Changes in assets and liabilities:
            Deferred rent                                                                        604             (4,327)
            Other assets                                                                         870               (253)
            Interest payable                                                                      (2)                (2)
            Security deposits                                                                    (77)               819
            Prepaid rental income                                                              3,659                650
            Accounts payable and accrued expenses                                                690                 93
                                                                                         ------------------ ------------------
     Net cash provided by operating activities                                                64,669             51,474
                                                                                         ------------------ ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                         (943)              (324)
     Refundable option payment                                                               (18,836)            (1,000)
     Real estate purchase                                                                    (31,311)           (23,130)
     Proceeds from sales of real estate                                                       18,591             23,130
     Restricted cash                                                                          12,714                  -
                                                                                         ------------------ ------------------
     Net cash used in investing activities                                                   (19,785)            (1,324)
                                                                                         ------------------ ------------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                                             (1,003)            (3,671)
     Principal payments on mortgage notes payable (related parties)                             (144)              (133)
     Net payments under line of credit (related parties)                                     (13,613)            (8,216)
     Proceeds from unsecured loan                                                             20,000                  -
     Financing costs                                                                             (52)                 -
     Proceeds from line of credit                                                              5,000                  -
     Payment on line of credit                                                                (5,000)                 -
     Proceeds from stock options exercised                                                       151                457
     Minority interest distributions                                                         (41,371)           (31,078)
     Dividends paid                                                                           (8,350)            (6,476)
                                                                                         ------------------ ------------------
     Net cash used in financing activities                                                   (44,382)           (49,117)
                                                                                         ------------------ ------------------
     Net increase in cash and cash equivalents                                                   502              1,033
Cash and cash equivalents, beginning                                                           5,310              4,691
                                                                                         ------------------ ------------------
Cash and cash equivalents, ending                                                        $     5,812        $     5,724
                                                                                         ================== ==================

Supplemental information:
     Cash paid for interest                                                              $     6,379        $     6,839
                                                                                         ================== ==================
Supplemental schedule of non-cash investing and financing activities:
     Debt incurred in connection with property acquisitions (related parties)            $     7,500        $    22,973
                                                                                         ================== ==================
     Assumption of other liabilities in connection with property acquisitions            $       398        $         -
                                                                                         ================== ==================
     Issuance of operating partnership units in connection with property acquisitions    $     6,152        $    17,442
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

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of June 30, 2002. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

     The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" effective January 1, 2002 (see note 9).

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2002.

2.   REAL ESTATE

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 284 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities, by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, operating partnership interests ("O.P. Units") valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of June 30, 2002, the Company had completed 17 acquisitions under the Berg land holdings option agreement representing approximately 1,699,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg land holdings option agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $8.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the members of the independent directors committee of the Company's board of directors.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing of the Company's acquisition of any of such projects. However, the Berg Group currently has four properties under development with a total of approximately 476,000 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. Of the four properties, three are joint ventures in which the Berg Group holds approximately a 50% interest. The joint venture properties prospectively represent a total of approximately 311,000 rentable square feet. As of June 30, 2002, the estimated acquisition price to the operating partnerships for these four projects would be approximately $54,600. The final acquisition price of these four properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately 3.9 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group's percentage ownership interest in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon and Washington.

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

3.   RESTRICTED CASH

     At June 30, 2002, restricted cash represents the remaining proceeds from a property sale and interest income being held in a separate cash account at a trust company in order to preserve the Company's option of receiving replacement property on a tax-deferred basis.

4.   STOCK TRANSACTIONS

     During the six months ended June 30, 2002, stock options to purchase 33,550 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were $151. Two limited partners of one of the operating partnerships exchanged 104,000 O.P. Units for 104,000 shares of the Company's common stock under the terms of the December 1998 exchange rights agreement among the Company and all limited partners of the operating partnerships.

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

     The computation for weighted average shares is detailed below:


                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                        -------------------------------    -------------------------------
                                                             2002              2001             2002              2001
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (basic)       17,464,692       17,093,710        17,434,796       17,065,612

        Incremental shares from assumed option exercise      438,161          214,891           443,687          227,872
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (diluted)     17,902,853       17,308,601        17,878,483       17,293,484
                                                        ==============    =============    ==============    =============

     The outstanding O.P. Units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at June 30, 2002 and 2001 was 86,161,346 and 84,824,911, respectively.

6.   RELATED PARTY TRANSACTIONS

     As of June 30, 2002, the Berg Group owned 78,005,998 O.P. Units. Combined with shares of the Company's common stock owned by the Berg Group, the Berg Group's ownership as of June 30, 2002 represented approximately 75% of the equity interests of the Company, assuming conversion of the 86,161,346 O.P. Units outstanding into the Company's common stock.

     As of June 30, 2002, debt in the amount of $73,774 was due the Berg Group under the line of credit established March 1, 2000. The Berg Group $100 million line of credit is currently collateralized by nine properties, bears interest at LIBOR plus 1.30%, and matures in March 2003. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of June 30, 2002, debt in the amount of $11,227 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $2.30 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in May 2003.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 and $20 for the three month ended June 30, 2002 and 2001, respectively, and $45 and $43 for the six months ended June 30, 2002 and 2001, respectively.

7.   SUBSEQUENT EVENTS

     On July 12, 2002, the Company established a $40,000 unsecured revolving line of credit (the "Revolving Line of Credit") with Cupertino National Bank, Cupertino, California (the "Bank"). The Revolving Line of Credit is guaranteed by the Company and two operating partnerships, which pledged four properties, bears interest at LIBOR plus 2%, matures July 12, 2004, and requires payment of an annual loan fee of $33. The Company will use the proceeds from the Revolving Line of Credit to repay debt, complete acquisitions and finance other working capital requirements. The Company pledged four properties in accordance with the Revolving Line of Credit's Non-Encumbrance Agreement. The Revolving Line of Credit as of August 12, 2002 had a zero outstanding balance.

     The Non-Encumbrance Agreement provides that the Company will not encumber the four properties while they are pledged in connection with the Revolving Line of Credit.

     The four properties were previously encumbered as collateral for the Berg Group line of credit. As of July 12, 2002, the Company substituted two additional properties as collateral for the Berg Group line of credit.

     On July 11, 2002, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of June 28, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

8.   COMMITMENTS AND CONTINGENCIES

     The Company and the operating partnerships are or may become, from time to time, parties to litigation arising out of the normal course of business. Management is not aware of any litigation against the Company that would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     Insurance policies currently maintained by the Company do not cover losses from the consequence of terrorism or seismic activity, although they do cover losses from fires after an earthquake.

9.   DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the statements of operations. Prior period statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were sold and presented as discontinued operations for the three and six month-periods ended June 30, 2002. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional property sales occur.

     As of June 30, 2002, there were no properties under contract to be sold or disposed of which would qualify as discontinued operations.

     In March 2002, the Company sold one property for a gain of $6,103. Gain from operation for this property was approximately $0 and $430 for the three months ended June 30, 2002 and 2001, respectively. Condensed operations for this property for the three and six months ended June 30, 2002 and 2001 are as follows:


                                                  Three Months Ended June 30,                      Six Months Ended June 30,
                                           ------------------------------------------      -----------------------------------------
                                                  2002                   2001                    2002                    2001
                                           -------------------     ------------------      ------------------     ------------------
                                                    (Dollars in thousands)                          (Dollars in thousands)
         Rental income from real estate             -                    $500                   $333                   $  999
         Tenant reimbursements                      -                      23                    293                       47
                                           -------------------     ------------------      ------------------     ------------------
               Total revenues                       -                     523                    626                    1,046

         Real estate taxes                          -                      23                    293                       47
         Depreciation                               -                      70                     46                      139
                                           -------------------     ------------------      ------------------     ------------------
              Total expenses                        -                      93                    339                      186
                                           -------------------     ------------------      ------------------     ------------------
                   Net income                       -                    $430                   $287                   $  860
                                           ===================     ==================      ==================     ==================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D and office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2002, the Company owned and managed 100 properties totaling approximately 7.0 million rentable square feet through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from the Company are Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), and Apple Computer, Inc. For federal income tax purposes the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

As of June 30, 2002, the Company, through its controlling interests in the operating partnerships, owned 100 properties totaling approximately 7.0 million square feet compared to 93 properties totaling approximately 6.4 million square feet owned by the Company as of June 30, 2001. This represents a net increase of approximately 9% in total rentable square footage from one year ago. Since June 30, 2001 the Company has acquired the properties listed below and disposed of 77,700 rentable square feet at 5713-5729 Fontanoso Way and 72,400 rentable square feet at 2001 Logic Drive in San Jose, California.

                                                                                     Rentable Square
           Date of Acquisition                          Address                          Footage
          ---------------------     ------------------------------------------    ---------------------
                 07/01              5906-65  Silver  Creek  Valley  Rd. I  (1)          247,500
                 08/01              5750 Hellyer Avenue                                  73,312
                 10/01              5905-65 Silver Creek Valley Rd. II                   98,500
                 01/02              5345 Hellyer Avenue                                 125,000
                 03/02              2630 Orchard Parkway (2)                             60,633
                 03/02              2610 Orchard Parkway (2)                             54,093
                 03/02              55 West Trimble (2)                                  91,722

                                                                                  ---------------------
                                                                                        750,760
                                                                                  =====================

(1)  Three buildings were acquired at this location.
(2) Acquired in a tax-deferred exchange from the sale of R&D properties at 5713-5729 Fontanoso Way and 2001 Logic Drive, San Jose, California.


The following tables reflect the increase in the Company's rental revenues, excluding rental revenues from discontinued operations, for the three and six months ended June 30, 2002 over rental revenues for the comparable three and six months in 2001:

                            Three Months Ended June 30,
                          ---------------------------------
                                                                                      % Change by         % of Total Net
                              2002               2001              $ Change          Property Group           Change
                          --------------     --------------     ----------------     ---------------     -----------------
                                         (Dollars in thousands)
   Same Property (1)         $25,750            $29,476            ($ 3,726)             (12.6%)              (11.7%)
   2001 Acquisitions (2)       5,163              2,178               2,985              137.1%                 9.4%
   2002 Acquisitions           1,840                  -               1,840              100.0%                 5.8%
                          --------------     --------------     ----------------                         -----------------
                             $32,753            $31,654             $ 1,099                3.5%                 3.5%
                          ==============     ==============     ================                         =================


                             Six Months Ended June 30,
                          ---------------------------------
                                                                                      % Change by         % of Total Net
                              2002               2001              $ Change          Property Group           Change
                          --------------     --------------     ----------------     ---------------     -----------------
                                         (Dollars in thousands)

   Same Property (1)         $51,660            $57,719            ($ 6,059)             (10.5%)               (9.9%)
   2001 Acquisitions (2)      10,698              3,614               7,084              196.0%                11.6%
   2002 Acquisitions           2,880                  -               2,880              100.0%                 4.7%
                          --------------     --------------     ----------------                         -----------------
                             $65,238            $61,333             $ 3,905                6.4%                 6.4%
                          ==============     ==============     ================                         =================


(1) "Same Property" is defined as properties owned as of July 1, 1998 and acquired in 1998, 1999 and 2000 and still owned as of June 30, 2002.
(2) The figures for "2001 Acquisitions" in year 2001 for some properties do not reflect a full three and six months of rent due to the timing of the acquisition of the properties during 2001.

RENTAL REVENUE FROM CONTINUING OPERATIONS
For the quarter ended June 30, 2002, rental revenues increased by $1.1 million from $31.7 million for the three months ended June 30, 2001 to $32.8 million for the same period of 2002. Of the $1.1 million increase in rental revenues, ($3.7) million resulted from the Company's "Same Property" portfolio, $3.0 million resulted from properties acquired in 2001, and $1.8 million resulted from properties acquired in 2002. Rental revenues increased by $3.9 million from $61.3 million for the six months ended June 30, 2001 to $65.2 million for the same period of 2002, which included a decrease of $1.4 million straight-line rent adjustment. Of the $3.9 million increase in rental revenues, ($6.1) million resulted from the Company's "Same Property" portfolio, $7.1 million were generated by properties acquired in 2001, and $2.9 million were generated by properties acquired in 2002. Approximately $0.3 million in rental revenues were generated from a discontinued operation for the six months ended June 30, 2002. The decline in rental revenues from the "same property" portfolio was a result from adverse market conditions and loss of several tenants due to their bankruptcy or cessation of operations. The net increase in rental revenues was primarily attributable to new acquisitions.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income, including interest, was approximately $0.3 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively. Other income, including interest, was approximately $0.8 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively.

EXPENSES FROM CONTINUING OPERATIONS
Tenant reimbursements from continuing operations increased by $1.1 million, or 29%, from $3.8 million for the three months ended June 30, 2001 to $4.9 million for the three months ended June 30, 2002. Operating expenses and real estate taxes from continuing operations, on a combined basis, increased by $0.6 million, or 14%, from $4.3 million to $4.9 million for the three months ended June 30, 2001 and 2002, respectively. Both tenant reimbursements and operating expenses combined with real estate taxes from a discontinued operation were approximately $0.3 million each for the six months ended June 30, 2002. The increases in all categories resulted primarily from the increase in the total rentable square footage since June 30, 2001.

Depreciation expense from continuing operations increased by $0.3 million from $4.2 million to $4.5 million for the three months ended June 30, 2001 and 2002, respectively. Depreciation expense from continuing operations increased by $0.5 million from $8.3 million to $8.8 million for the six months ended June 30, 2001 and 2002, respectively. Depreciation expense from a discontinued operation was approximately $46,000 for the six months ended June 30, 2002. The increase was attributable to the acquisition of nine R&D properties since June 30, 2001.

Interest expense increased by $0.14 million, or 6.3%, from $2.22 million for the three months ended June 30, 2001 to $2.36 million for the three months ended June 30, 2002 from additional debt that the Company incurred under a new $20.0 million unsecured loan obtained from Citicorp during the first quarter 2002. Interest expense (related parties) decreased by $0.26 million, or 22.3%, from $1.16 million for the three months ended June 30, 2001 to $0.90 million for the three months ended June 30, 2002 due to lower interest rates and repayments on the Berg Group line of credit. As a result, overall interest expense (including amounts to related parties) for the quarter ended June 30, 2002 decreased by $0.12 million compared to the same quarter a year ago. Interest expense increased by $0.20 million, or 4.5%, from $4.43 million for the six months ended June 30, 2001 to $4.63 million for the six months ended June 30, 2002. Interest expense (related parties) decreased by $0.55 million, or 22.4%, from $2.46 million for the six months ended June 30, 2001 to $1.91 million for the six months ended June 30, 2002. Overall interest expense for the six months ended June 30, 2002 decreased by $0.35 million compared to the six months ended June 30, 2001 due largely to lower interest rates and repayments on the Berg Group line of credit. The nine R&D property acquisitions increased total debt outstanding, including amounts due related parties, by $24.62 million, or 11.9%, from $206.79 million as of June 30, 2001 to $231.41 million as of June 30, 2002. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions, as the Company draws on the Berg Group line of credit, and as it seeks alternative sources of credit.

NET INCOME TO MINORITY INTEREST AND NET INCOME TO COMMON STOCKHOLDERS
The minority interest portion of income increased by $0.89 million, or 4.5%, from $19.93 million for the three months ended June 30, 2001 to $20.82 million for the three months ended June 30, 2002. Net income to stockholders increased by $0.09 million, or 2.3%, from $3.98 million for the three months ended June 30, 2001 to $4.07 million for the same period in 2002. For the six months ended June 30, 2002 and 2001, the minority interest portion of income was $46.92 million and $41.02 million, respectively, resulting in net income to stockholders of $9.27 million and $8.20 million, respectively. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of June 30, 2002 and 2001.

RECENT RENTAL MARKET DEVELOPMENTS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly in 2001 and in the first six months of 2002 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 14.8% in late 2001 to 18.9% at the end of the second quarter 2002. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2002 amounted to 28.6 million square feet, of which 42%, or 12.0 million square feet, was being offered under subleases. Total negative net absorption in 2001 amounted to approximately (15.6) million square feet. During the first six months of 2002, there was total negative net absorption of approximately (5.2) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying considerably by submarket and location within each submarket. The Company's average occupancy rate for the six-month period ended June 30, 2002 was 93% with approximately 476,000 rentable square feet expiring in 2002, which is a significant decline from the occupancy rate of 99% at June 30, 2001, but higher than the area's average occupancy rate. The Company believes that its occupancy rate could decline in the next two quarters if more key tenants seek the protection of the bankruptcy laws. For example, during the last nine months, six tenants accounting for approximately 458,000 net rentable square feet of R&D properties have either filed petitions under Chapter 11 of the Bankruptcy Code or have discontinued operations. Under the bankruptcy laws, tenants may have the right to reject their leases with us and our claim for rent will be limited to the greater of one year's rent or 15% of the total amount of rent under the leases upon default, but not to exceed three years of rent on the remaining term of the lease following the earlier of the petition filing date or the date on which we gained repossession of the property, as well as any rent that was unpaid on the earlier of those dates. These properties may take anywhere from six to twelve months or longer to re-lease. The Company anticipates its vacancy rate to range between 14-15% by the end of 2002 and renewal rental rates to be the same as or, perhaps, lower than current rents. The Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

There were no significant changes in the Company's financial condition during the three months ended June 30, 2002. The most significant changes during the six months ended June 30, 2002 resulted from property acquisitions and exchanges. In addition, debt increased from new acquisitions and stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

At June 30, 2002, real estate assets increased by approximately $32.5 million from December 31, 2001 taking into account new acquisitions, one disposition, and some tenant improvements. During the first six months of 2002, the Company acquired one additional property representing approximately 125,000 rentable square feet of R&D property located in Silicon Valley. This property was acquired from the Berg Group under the Berg land holdings option agreement. The aggregate acquisition price for this property was approximately $13.7 million. The Company financed this acquisition by borrowing $7.5 million under the Berg Group line of credit and issuing 502,805 O.P. Units. In March 2002, the Company acquired three R&D properties representing approximately 206,500 rentable square feet for approximately $31.3 million as replacement properties in a tax-deferred exchange in which the Company disposed of former R&D properties at 5713-5729 Fontanoso Way and 2001 Logic Drive in San Jose, California. Pending the purchase of the replacement properties, the proceeds for the Fontanoso Way and Logic Drive properties were classified as restricted cash of which approximately $2.7 million remained in restricted cash at June 30, 2002. No debt or O.P. Units were issued for these acquisitions. The Company also realized a gain of $6.1 million on the transaction.

At June 30, 2002, total liabilities decreased by approximately $1.4 million from December 31, 2001 as a result of debt repayment.

At June 30, 2002, total stockholders' equity increased by approximately $2.4 million from December 31, 2001 from reduction of accumulated deficit, stock option exercises and the exchange of O.P. Units for the Company's common stock. During the six months ended June 30, 2002, stock options to purchase 33,550 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were approximately $0.15 million. During the first half of 2002, two limited partners of an operating partnership exchanged 104,000 O.P. Units for 104,000 shares of the Company's common stock under the exchange rights agreement among the Company and the limited partners in the operating partnerships, which represented additional paid in capital of approximately $1.3 million.

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

At June 30, 2002, the Company had total indebtedness of $231.4 million, including $126.4 million of fixed rate mortgage debt, $11.2 million under the Berg Group mortgage note (related parties), $73.8 million under the Berg Group line of credit (related parties), and $20.0 million under the Citicorp loan.

As of June 30, 2002, the Company's Debt to Total Market Capitalization ratio was approximately 15.4%, based upon a Total Market Capitalization of approximately $1.5 billion. The Company computed this ratio by dividing the Company's total debt outstanding as of June 30, 2002 by the sum of this debt plus the market value of common stock (based upon the closing price of $12.19 per share on June 28, 2002) on a fully diluted basis, taking into account the conversion of all O.P. Units into common stock.

On July 11, 2002, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of June 28, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

On July 12, 2002, the Company established a $40 million unsecured revolving line of credit (the "Revolving Line of Credit") with Cupertino National Bank, Cupertino, California (the "Bank"). The Revolving Line of Credit is guaranteed by the Company and two operating partnerships, which pledged four properties, bears interest at LIBOR plus 2%, and matures July 12, 2004. The Company pays an annual loan fee of $33. The Company will use the proceeds from the Revolving Line of Credit to repay debt, complete acquisitions and finance other working capital requirements.

MORTGAGE DEBT

     The following table sets forth information regarding debt outstanding as of June 30, 2002:



                                                                                                                Maturity   Interest
                Debt Description                     Collateral Properties                        Balance         Date       Rate
-------------------------------------------- ----------------------------------------------- ----------------- ---------- ----------
                                                                                           (Dollars in thousands)
LINE OF CREDIT:
Berg Group (related parties)                 2033-2043 Samaritan Drive, San Jose, CA             $ 73,774          3/03        (1)
                                             2133 Samaritan Drive, San Jose, CA              -----------------
                                             2233-2243 Samaritan Drive, San Jose, CA
                                             1310-1450 McCandless Drive, Milpitas, CA
                                             1315-1375 McCandless Drive, Milpitas, CA
                                             1650-1690 McCandless Drive, Milpitas, CA
                                             1795-1845 McCandless Drive, Milpitas, CA
                                             2251 Lawson Lane, Santa Clara, CA (4)
                                             20605-20705 Valley Green Dr., Cupertino, CA (4)

MORTGAGE NOTES PAYABLE (RELATED PARTIES):    5300 & 5350 Hellyer Avenue, San Jose, CA              11,227          6/10      7.650%
                                                                                             -----------------
MORTGAGE NOTES PAYABLE:
Prudential Capital Group                     20400 Mariani Avenue, Cupertino, CA                    1,512          4/09      8.750%
New York Life Insurance Company              10440 Bubb Road, Cupertino, CA                           330          9/09      9.625%
Home Savings & Loan Association              10460 Bubb Road, Cupertino, CA                           331         12/06      9.500%
Prudential Insurance Company of America (2)  10300 Bubb Road, Cupertino, CA                       124,240         10/08      6.560%
                                             10500 N. DeAnza Blvd, Cupertino, CA
                                             4050 Starboard Drive, Fremont, CA
                                             45700 Northport Loop, Fremont, CA
                                             45738 Northport Loop, Fremont, CA
                                             450-460 National Avenue,Mountain View, CA
                                             6311 San Ignacio Avenue, San Jose, CA
                                             6321 San Ignacio Avenue, San Jose, CA
                                             6325 San Ignacio Avenue, San Jose, CA
                                             6331 San Ignacio Avenue, San Jose, CA
                                             6341 San Ignacio Avenue, San Jose, CA
                                             6351 San Ignacio Avenue, San Jose, CA
                                             3236 Scott Blvd, Santa Clara, CA
                                             3560 Bassett Street, Santa Clara, CA
                                             3570 Bassett Street, Santa Clara, CA
                                             3580 Bassett Street, Santa Clara, CA
                                             1135 Kern Avenue, Sunnyvale, CA
                                             1212 Bordeaux Lane, Sunnyvale, CA
                                             1230 E. Arques, Sunnyvale, CA
                                             1250 E. Arques, Sunnyvale, CA
                                             1170 Morse Avenue, Sunnyvale, CA
                                             1600 Memorex Drive, Santa Clara, CA
                                             1688 Richard Avenue, Santa Clara, CA
                                             1700 Richard Avenue, Santa Clara, CA
                                             3540 Bassett Street, Santa Clara, CA
                                             3542 Bassett Street, Santa Clara, CA
                                             3544 Bassett Street, Santa Clara, CA
                                             3550 Bassett Street, Santa Clara, CA
                                                                                             -----------------
Mortgage Notes Payable Subtotal                                                                   126,413
                                                                                             -----------------

UNSECURED LOAN:
Citicorp USA, Inc.                                  Not Applicable                                 20,000          3/03        (3)
                                                                                             -----------------

TOTAL                                                                                            $231,414
                                                                                             =================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2003. The interest rate at June 30, 2002 was 3.248%.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.
(3) The unsecured loan from Citicorp USA, Inc. carries a fixed LIBOR interest rate equal to 4.09% for the first six months and LIBOR plus 2.0% thereafter and is payable in full in March 2003.
(4) Substituted collateral properties for the Berg Group line of credit as explained above in Note 7 to the consolidated financial statements.

CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

The following table presents certain projected information at June 30, 2002 concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg land holdings option agreement.

                                                Approximate
                                Number of      Rentable Area           Anticipated             Total Estimated
Property                        Buildings      (Square Feet)         Acquisition Date       Acquisition Value (1)
------------------------------ ------------ -------------------- ------------------------- -------------------------
                                                                                             (Dollars in thousands)
BERG LAND HOLDINGS OPTION
UNDER DEVELOPMENT
Morgan Hill (JV I) (2)              2            160,000            4th Q 2002/Q1 2003              $17,500
Morgan Hill (JV II) (2)             1            151,242            4th Q 2002/Q1 2003               16,200
Piercy & Hellyer                    1            165,000            3rd Q 2002                       20,900
                                    -            -------                                             ------
               SUBTOTAL             4                                                                54,600

AVAILABLE LAND
Piercy & Hellyer                                 490,000
Morgan Hill (2)                                  368,025
King Ranch                                       207,000
Fremont & Cushing                                387,000
Evergreen                                      2,480,000
                                               ---------
              SUBTOTAL


TOTAL                               4          4,408,267                                            $54,600
                                    =          =========                                            =======


(1) The estimated acquisition value represents the estimated cash price for acquiring the projects under the terms of the Berg land holdings option agreement, which may differ from the actual acquisition cost as determined under GAAP, if O.P. Units or any other securities based on the market value of the Company's common stock are issued in the transaction.
(2) The Company expects to own an approximate 50% interest in the partnership through one of its operating partnerships. The property will be operated and managed by the other partner in the entity. The rentable area and estimated acquisition value shown above reflect both the Company's and the other partner's combined interest in these properties.


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

Leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past year and the first six months of 2002.
Consequently, the Company believes that the projected acquisition dates for other development properties subject to the Berg land holdings option agreement, with the exception of the project at Piercy and Hellyer for approximately 165,000 rentable square feet, may be delayed for the foreseeable future. Such delays could reduce future growth in revenues, operating income and Funds Available for Distribution ("FAD").

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the six months ended June 30, 2002 was $64.7 million compared to $51.5 million for the same period in 2001, a 26% increase. The change was a direct result of increased rent from newly acquired properties.

Net cash used in investing activities was approximately $19.8 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively. Of the $19.8 million net cash used in investing activities, $18.5 million represented the return of a deposit furnished by Xilinx, Inc. relating to the purchase option agreement between Xilinx and the Company, $1.0 million was used to acquire new equipment and tenant improvements, and $0.3 million was applied to Xilinx's monthly rent obligation prior to the execution of the purchase option agreement.

Net cash used in financing activities was $44.4 million for the six months ended June 30, 2002 compared to $49.1 million for the same period in 2001, a 10% decrease. Of the $44.4 million net cash used in financing activities, $14.8 million was used to pay outstanding debt, $41.4 million for minority interest distributions, $8.3 million for dividends, and the sum of which was offset by $20.1 million received from the Citicorp unsecured loan and the proceeds of exercised stock options. During the six months ended June 30, 2002, the Company made payments on outstanding debt and distributions to holders of its common stock and O.P. Units by utilizing cash generated from operating activities and other borrowed funds.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three and six months ended June 30, 2002 and 2001 are summarized in the tables below:

                                  Three Months Ended June 30,                     Six Months Ended June 30,
                            -----------------------------------------     ------------------------------------------
                                  2002                   2001                    2002                   2001
                            ------------------     ------------------     -------------------    -------------------
                                      (Dollars in thousands)                        (Dollars in thousands)
Net income                     $ 4,073                $ 3,983                 $ 9,273                $ 8,202
Add:
    Minority interest (1)       20,671                 19,779                  46,605                 40,696
    Depreciation                 4,455                  4,165                   8,857                  8,267
Less:
    Gain on sale of assets           -                      -                   6,103                  3,102
                            ------------------     ------------------     -------------------    -------------------
FFO                            $29,199                $27,927                 $58,632                $54,063
                            ==================     ==================     ===================    ===================

(1) The minority interest for unrelated parties was deducted from total minority interest in calculating FFO.

DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders and O.P. unit holders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less adjustment for straight-line rents included in net income, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three and six months ended June 30, 2002 and 2001 are as follows:



                                   Three Months Ended June 30,                     Six Months Ended June 30,
                            ------------------------------------------     ------------------------------------------
                                   2002                   2001                    2002                   2001
                            -------------------    -------------------     -------------------    -------------------
                                     (Dollars in thousands)                         (Dollars in thousands)
FFO                              $29,199                $27,927                 $58,632                $54,063
Less:
    Straight-line rents              176                  2,238                    (605)                 4,327
    Leasing commissions              104                    419                     245                    582
    Capital expenditures             113                    170                     113                    324
                            -------------------    -------------------     -------------------    -------------------
FAD                              $28,806                $25,100                 $58,879                $48,830
                            ===================    ===================     ===================    ===================



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


FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Additionally, all disclosures under Part I., Item 3 constitute forward-looking statements. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

The primary market risk we face is the risk of interest rate fluctuations. The Berg Group line of credit, which is tied to a LIBOR based interest rate, was approximately $73.8 million, or 32%, of the total $231.4 million of outstanding debt as of June 30, 2002. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At June 30, 2002, we had no interest rate caps or interest rate swap contracts.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of June 30, 2002, a 1% increase or decrease in interest rates on our $73.8 million of floating rate debt would decrease or increase, respectively, six months earnings and cash flows by approximately $0.37 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.


================================================================================

PART II - OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Company was held on May 23, 2002 in which proxies representing 13,893,461 shares of common stocks, or 79.6% of the total outstanding shares, voted.

b) At the annual meeting of stockholders, Carl E. Berg, John C. Bolger, William A. Hasler, Lawrence B. Helzel, and Raymond V. Marino were elected as directors for the ensuing year, all of whom were serving on the board of directors at the time of the meeting.

c)   The following proposals were voted upon at the meeting:

     Proposal No. 1: Election of Directors


                                Total Vote for Each        Total Vote Withheld                                 Total Vote Against
  Directors                          Director              from Each Director         Total Abstentions           Each Director
  ---------------------------- ----------------------     ----------------------    ----------------------    ----------------------

  Carl E. Berg                      13,811,114                     78                      82,269                       -
  John C. Bolger                    13,811,114                     78                      82,269                       -
  William A. Hasler                 13,811,112                     78                      82,269                       2
  Lawrence B. Helzel                13,811,114                     78                      82,269                       -
  Raymond V. Marino                 13,811,114                     78                      82,269                       -



     Proposal No. 2: Ratification of the selection of PricewaterhouseCoopers, LLP as independent public accountants for the Company for the year ending December 31, 2002. There were 13,837,752 votes in favor of the proposal, 35,042 votes against the proposal, and 20,667 abstentions.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS

                  10.29 Cupertino National Bank Revolving Credit Loan Agreement
                  10.30 Mission West Properties, LP Continuing Guaranty
                  10.31 Mission West Properties, LP II Continuing Guaranty
                  99.1 Certification of CEO and CFO

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


                                     Mission West Properties, Inc.
                                     (Registrant)


Date:   August 13, 2002              By:/s/ Wayne N. Pham
                                        --------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                        Authorized Officer)

EXHIBIT 10.29

                             CUPERTINO NATIONAL BANK
                         REVOLVING CREDIT LOAN AGREEMENT


     THIS REVOLVING CREDIT LOAN AGREEMENT (this "Agreement") is made and delivered this 12th day of July 2002, by and between Mission West Properties, Inc., a Maryland corporation ("Borrower") and Cupertino National Bank (the "Bank").

                                   WITNESSETH

     WHEREAS,  the  Borrower  desires  to  borrow  up to Forty  Million  Dollars
($40,000,000.00) from the Bank from time to time to meet the working capital needs of the Borrower; and

     WHEREAS, the Bank is willing to supply such financing subject to the terms and conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the premises and the mutual promises herein contained and in reliance upon Borrower's representations and warranties set forth herein, the Borrower and the Bank agree as follows:

1.   Definitions.

     1.1 Defined Terms. As used in this Agreement, the following terms shall have the following respective meanings:

     "Affiliate" shall mean, when used with respect to any person, any other person which, directly or indirectly, controls or is controlled by or is under common control with such person. For purposes of this definition, "control" (including the correlative meanings of the terms "controlled by" and "under common control with"), with respect to any person, shall mean possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities or by contract or otherwise.

     "Agreement" is defined in the first paragraph of this Agreement.

     "Annual Gross Rental Income" shall mean with respect to any of the MWP Pool Properties and any of the MWP II Pool Properties, the annual gross rental income received by MWP or MWP II from each of their respective properties, except that, for purposes of determining Annual Gross Rental Income hereunder, income shall be calculated on a stabilized basis and shall not include security or other deposits or letters of credit, late fees, lease termination or other similar charges, delinquent rent recoveries unless previously reflected in reserves, or proceeds of insurance or any other items of a non-recurring nature.

     "Automatic Loan Calculation Time" is defined in Section 2.4.1 of this Agreement.

     "Automatic Loan Repayment Time" is defined in Section 2.4.2 of this Agreement.

     "Automatic  Variable  Rate  Loan"  is  defined  in  Section  2.4.1  of this
Agreement.

     "Bank" is defined in the first paragraph of this Agreement.

     "Bankruptcy Code" shall mean Title 11 of the United States Code, as amended, or any successor act or code.

     "Borrower" is defined in the first paragraph of this Agreement.

     "Borrower's Deposit Account" is defined in Section 6.12 of this Agreement.

     "Business Day" shall mean a day on which the Bank is open to carry on its normal commercial lending business.

     "Commitment" shall mean the Bank's agreement to lend to Borrower in accordance with and subject to the terms of this Agreement.

     "Commitment Amount" shall mean, as of any applicable date of determination, Forty Million Dollars and no cents ($40,000,000.00).

     "Consolidated" or "consolidated" shall mean, when used with reference to any financial term in this Agreement, the aggregate for two or more persons of the amounts signified by such term for all such persons determined on a consolidated basis in accordance with GAAP as defined below. Unless otherwise specified herein, reference to "consolidated" financial statements or data of the Borrower includes consolidation with its Subsidiaries in accordance with GAAP.

     "Debt" shall mean, as of any applicable date of determination, all items of indebtedness, obligation or liability of a person, whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, joint or several, that should be classified as liabilities in accordance with GAAP.

     "Debt Service Coverage Ratio" shall mean, as of any applicable date of determination, the ratio of: (1) the sum of Borrower's net income, plus interest (related parties), plus all other interest (including but not limited to any interest paid to any other party), plus minority interest distributions paid by Borrower (as set forth in Borrower's Consolidated Statement of Cash Flows), plus dividends paid by Borrower (as set forth in Borrower's Consolidated Statement of Cash Flows), plus depreciation, minus deferred rent (as set forth in Borrower's Consolidated Statement of Cash Flows), and minus Borrower's gains on sale of real estate; to (2) the sum of interest (related parties), plus all other interest (including but not limited to any interest paid to any other party), plus the current portion of Borrower's long term debt. The Debt Service Coverage Ratio shall be determined by the Bank as of each Fiscal Quarter (as defined below) and on the basis of the preceding twelve (12) month period (actual or based on annualized quarters) as follows: (i) as to each Fiscal Quarter ending on March 31, June 30, and September 30, from Borrower's SEC Form 10-Q filed with the Securities and Exchange Commission relating to such quarter, with such quarter results annualized; and (ii) as to each Fiscal Quarter ending on December 31, from Borrower's SEC Form 10-K relating to the year ending on such date. Notwithstanding the foregoing, the Bank may also rely on other information that Borrower is obligated to provide to the Bank pursuant to Section 6.1 of this Agreement. Exhibit E hereto includes an example of the calculation of Debt Service Coverage Ratio as defined herein from Borrower's SEC Form 10-K for the period ending December 31, 2001, and is provided for example purposes only.

     "Default" shall mean a condition or event which, with the giving of notice or the passage of time, or both, would become an Event of Default as defined below.

     "Default  Rate"  shall  mean,  as  of  the  applicable   date  or  time  of
determination, LIBOR as defined below plus nine percent (9%).

     "Deposit Account Excess Amount" is defined in Section 2.4.2 of this Agreement.

     "Deposit Account Shortfall Amount" is defined in Section 2.4.1 of this Agreement.

     "Effective Date" shall mean the date this Agreement becomes effective as set forth in Section 9.1 herein.

     "Election" shall mean that election referred to in Section 2.3.2.2.2.1 of this Agreement.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, or any successor act or code.

     "Event of Default"  shall mean any of those  conditions or events listed in
Section 8.1 of this Agreement.

     "Financial Statements" shall mean all those consolidated balance sheets, consolidated earnings statements and other consolidated financial data which have been furnished to the Bank for the purposes of, or in connection with, this Agreement and the transactions contemplated hereby, including without limit the following: the "Proposed Pool Of Assets - Multi-Tenant" provided by Borrower to the Bank, Borrower's SEC Form 10-K for the periods ending December 31, 2000, and December 31, 2001, Borrower's SEC Form 10-Q dated November 12, 2001 for the period ending September 30, 2001, and Borrower's SEC Form 10-Q dated May 14, 2002 for the period ending March 31, 2002.

     "Fiscal Quarter" shall mean each three-month period ending on March 31, June 30, September 30, and December 31 of each year.

     "Funding Date" shall mean, with respect to any Revolving Loan made by the Bank hereunder, the date of the funding of such Revolving Loan by Bank.

     "GAAP" shall mean, as of any applicable date of determination, generally accepted accounting principles consistently applied in the United States.

     "Guarantor" shall mean Mission West Properties, L.P., a Delaware limited partnership, and Mission West Properties, L.P. II, a Delaware limited partnership, and any other person who may execute a Guaranty of all or part of the Indebtedness, jointly and severally.

     "Guaranty" shall mean a guaranty (or separate guaranties) in the form and content of Exhibit A to this Agreement pursuant to which the Guarantors (jointly and severally) unconditionally guarantee repayment to the Bank of all the Indebtedness and other obligations as provided therein.

     "Indebtedness" shall mean all loans, advances, indebtedness, obligations and liabilities of Borrower to the Bank under this Agreement, together with all other indebtedness, obligations and liabilities whatsoever of the Borrower to the Bank, whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, joint or several, due or to become due, now existing or hereafter arising.

     "Initial LIBOR Period" shall mean, as to each LIBOR Loan as defined below, the LIBOR Period selected by Borrower in its Notice of Borrowing applicable to such LIBOR Loan.

     "Initial LIBOR Rate" shall mean, as to each LIBOR Loan as defined below, the interest rate payable for such LIBOR Loan in accordance with Section
2.3.2.2.1 herein as of the first day of the Initial LIBOR Period for such LIBOR Loan.

     "Interest Coverage Ratio" shall mean, as of any applicable date of determination, the ratio of: (1) the sum of Borrower's net income, plus interest (related parties), plus all other interest (including but not limited to any interest paid to any other party), plus minority interest distributions paid by Borrower (as set forth in the Consolidated Statement of Cash Flows), plus dividends paid by Borrower (as set forth in the Consolidated Statement of Cash Flows), plus depreciation, minus deferred rent (as set forth in Borrower's Consolidated Statement of Cash Flows), and minus Borrower's gains on sale of real estate; to (2) the sum of interest (related parties), plus all other interest (including but not limited to any interest paid to any other party). The Interest Coverage Ratio shall be determined by the Bank as of each Fiscal Quarter (as defined below) and on the basis of the preceding twelve (12) month period (actual or based on annualized quarters) as follows: (i) as to each Fiscal Quarter ending on March 31, June 30, and September 30, from Borrower's SEC Form 10-Q filed with the Securities and Exchange Commission relating to such quarter, with such quarter results annualized; and (ii) as to each Fiscal Quarter ending on December 31, from Borrower's SEC Form 10-K relating to the year ending on such date. Notwithstanding the foregoing, the Bank may also rely on other information that Borrower is obligated to provide to the Bank pursuant to Section 6.1 of this Agreement. Exhibit F hereto includes an example of the calculation of Interest Coverage Ratio as defined herein from Borrower's SEC Form 10-K for the period ending December 31, 2001, and is provided for example purposes only.

     "Internal Revenue Code" shall mean the Internal Revenue Code of 1986, as amended from time to time and hereafter, and any successor statute.

     "Legal Rate" shall mean the maximum interest rate allowed by law to be paid by the Borrower or received by the Bank with respect to the Indebtedness represented by the Note.

     "Lender" shall mean any bank, financial institution, finance company, insurance or other financial institution or any other person who extends or has extended any credit or loan or line of credit to any other person.

     "LIBOR" shall mean the London Inter-Bank Offered Rate, rounded up, if necessary, to the nearest whole 1/100 of 1%.

     "LIBOR Loan" shall mean a Revolving Loan as to which, pursuant to Sections 2.3.1, 2.3.2, and 2.3.4, Borrower has selected an interest rate based on a thirty (30), sixty (60), or ninety (90) day LIBOR Period.

     "LIBOR Period" shall mean the period beginning on and including the Funding Date and ending on (but excluding) the day which numerically corresponds to such date thirty (30), sixty (60) or ninety (90) days thereafter, in each case as Borrower may select in its relevant Notice of Borrowing pursuant to Section
2.3.4.1 herein or in its Election pursuant to Section 2.3.2.2.2.1 herein (except that if the LIBOR Period would otherwise end on a day which is not a Business Day, then such LIBOR Period shall end on the next following Business Day and except that no LIBOR Period may end later than the Termination Date as defined below).

     "Loan" shall mean the Revolving Loans.

     "Loan Documents" shall mean this Agreement, the Note, each Guaranty, the Non-Encumbrance Agreement and all other agreements, instruments and documents (together with all amendments and supplements thereto and replacements thereof) now or hereafter executed by Borrower or Guarantor that evidence, guaranty or secure all or any portion of the Indebtedness or Borrower's obligations hereunder.

     "Material Adverse Effect" or "Materially Adverse Effect" shall mean, with respect to a Person, a material adverse effect upon the condition (financial or otherwise), operations, performance or properties or assets of such Person.

     "Minimum Tangible Net Worth" shall be calculated each Fiscal Quarter and shall mean, as of any applicable date of determination, Total Stockholders' Equity (but not including Minority Interest) as stated in the Consolidated Balance Sheet of Borrower in Borrower's SEC Form 10-Q or, as applicable, SEC Form 10-K (or other financial information that Bank may obtain regarding Borrower or that may be provided by Borrower to Bank in accordance with), less intangibles calculated in accordance with GAAP.

     "MWP" shall mean Mission West Properties, L.P., a Delaware limited partnership, and its successors and assigns.

     "MWP II" shall mean Mission West Properties, L.P. II, a Delaware limited partnership, and its successors and assigns.

     "MWP Pool Properties" shall mean those real estate properties identified in
Schedule 1 to the Non-Encumbrance Agreement as defined below including any "Replacement Properties" as defined in such agreement.

     "MWP II Pool Properties" shall mean those real estate properties identified in Schedule 2 to the Non-Encumbrance Agreement as defined below including any "Replacement Properties" as defined in such agreement.

     "Non-Encumbrance Agreement" shall mean a non-encumbrance agreement between Bank, Borrower, MWP and MWP II in the form and content of Exhibit C to this Agreement pursuant to which Borrower, MWP and MWP II (jointly and severally) agree not to encumber the MWP Pool Properties and the MWP II Pool Properties in accordance with the terms therein.

     "Note" shall mean the Revolving Credit Note.

     "Notice of Borrowing" shall mean, with respect to a proposed Revolving Loan pursuant to Section 2.3 of this Agreement, a notice substantially in the form of Exhibit D hereto.

     "PBGC" shall mean the Pension Benefit Guaranty Corporation or any person succeeding to the present powers and functions of the Pension Benefit Guaranty Corporation.

     "Person" or "person" shall mean any individual, corporation, partnership, joint venture, association, trust, unincorporated association, joint stock company, government, municipality, political subdivision or agency, or other entity.

     "Prepayment Date" is defined in Section 2.3.2.3 of this Agreement.

     "Prepayment Penalty" is defined in Section 2.3.2.3 of this Agreement.

     "Prime Variable Rate" shall mean that variable rate of interest equal to the Prime Rate as published in the Wall Street Journal minus 3/4 percent (3/4%), per annum, with the interest rate to be initially calculated by the Bank as of approximately 10:00 a.m. San Jose, California time on the date on which the Bank exercises its option under Section 2.16 if such option date is the first day of the month, or, if not, as of approximately 10:00 a.m. San Jose, California time as the first day of the month during which such option date occurs, and with the interest rate to thereafter fluctuate with changes in such Prime Rate with such fluctuations to be effective, and the interest rate to be adjusted, on the first day of each month.

     "Revolving  Credit Note" shall mean a promissory note conforming to Section
2.5 of this Agreement and in the form and content of Exhibit B to this Agreement.

     "Revolving Loan" shall mean advances or loans made by the Bank to the Borrower under this Agreement.

     "Section" when used to refer to a portion of this Agreement shall mean the section to which reference is made plus all subparts and subsections thereof.

     "Solvent" shall mean, as to any person at the time of determination, that such person (a) owns property and assets the value of which (both at fair valuation and at present fair salable value) is greater than the amount required to pay all of such person's liabilities (including contingent liabilities and debts); (b) is able to pay all of its debts as such debts mature; and (c) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

     "Subsidiary" shall mean any corporation (whether now existing or hereafter organized or acquired) in which more than fifty percent (50%) of the outstanding securities having ordinary voting power for the election of directors, as of any applicable date of determination, shall be owned directly, or indirectly through one or more Subsidiaries, by the Borrower.

     "Termination Date" shall mean July 12, 2004.

     "Total Loans of Borrower" shall mean, as of the date of any such determination, the sum of the total outstanding principal balance of all secured loans to Borrower from any Lender plus the total amount of all the balances and the credit commitments under any and all unsecured loans, unsecured lines of credit, unsecured credit facilities of any kind (including but not limited to the Commitment Amount), and any other commitments evidencing any extension of unsecured debt to Borrower by any Lender.

     "Value" as to each and any of the MWP Pool Properties and each and any of the MWP II Pool Properties shall be based upon the Annual Gross Rental Income from each such property less a fifteen percent reserve for vacancy and expenses, and using a ten percent income capitalization rate, and shall mean at any time an amount equal to (i) the Annual Gross Rental Income from such property for the preceding twelve month period multiplied by 0.85, and (ii) which amount shall be divided by 0.10, illustrated as follows:

     (Annual Gross Rental Income x 0.85) / 0.10 = Value of subject property

     "Value (Borrower Aggregate)" shall be determined as of each Fiscal Quarter and shall mean, as of the applicable date of determination, the sum of total quarterly rental revenue as reported by Borrower in its SEC Form 10-Q filed with the Securities Exchange Commission (or as determined by Bank from such other financial information as Bank may reasonably request and Borrower may provide in accordance with Section 6.1 herein or as Bank may obtain) multiplied by four (which sum shall be referred to as "Annualized Quarterly Rental Revenue"), multiplied by 0.85, and which amount shall be divided by 0.10, illustrated as follows:

     "Quarterly Rental Revenue x 4 = Annualized Quarterly Rental Revenue

          (Annualized Quarterly Rental Revenue x 0.85) / 0.10 = Value
                             (Borrower Aggregate)"

     "UCC" shall mean Uniform Commercial Code of the State of California (approved June 8, 1968) as amended.

     "Variable Rate" shall mean that variable rate of interest equal to the sum of LIBOR applicable to funds borrowed for a thirty (30) day period plus two percent (2%), per annum, the interest rate to be initially calculated by the Bank as of approximately 10:00 a.m. San Jose, California time on the Funding Date if the Funding Date is the first day of a month, or, if not, as of approximately 10:00 a.m. San Jose, California time on the first day of the month during which the Funding Date occurs, and with the interest rate to thereafter fluctuate with changes in such

LIBOR with such fluctuations to be effective, and the interest rate to be adjusted, on the first day of each month.

     "Variable Rate Loan" shall mean a Revolving Loan as to which Borrower has selected a Variable Rate pursuant to Sections 2.3.1, 2.3.3, and 2.3.4, any LIBOR Loan that has converted to a Variable Rate Loan pursuant to Section 2.3.2.2.2.2 or Section 2.13.2; and/or an Automatic Variable Rate Loan under Section 2.4.1.

     "Variable Rate Loans Outstanding Amount" is defined in Section 2.4.2 of this Agreement.

     1.2 Accounting Terms. All accounting terms not specifically defined in this Agreement shall be construed in accordance with ---------------- GAAP.

     1.3 Singular and Plural. Where the context herein requires, the singular number shall be deemed to include the plural, the masculine gender shall include the feminine and neuter genders, and vice versa.

2.   Commitment, Procedures, Interest and Fees.

     2.1 Revolving Credit Commitment. Subject to the terms and conditions of this Agreement and at any time from the Effective Date until the earlier of (a) the Termination Date, (b) such earlier date on which, pursuant to the terms of this Agreement and a result of acceleration or otherwise, the Indebtedness is fully due and payable, or (c) the termination of the Bank's Commitment pursuant to Section 8.2 of this Agreement or otherwise, the Bank agrees to make Revolving Loans to the Borrower on a revolving basis up to an aggregate principal amount outstanding at any time not to exceed the Commitment Amount. Notwithstanding the foregoing, the Bank shall not be obligated to make the Revolving Loan if: (i) any of the conditions precedent set forth in Section 4 of this Agreement shall not have been satisfied or waived by the Bank in accordance with Section 9.4 of this Agreement, or (ii) such proposed Revolving Loan would cause the aggregate unpaid principal amount of the Revolving Loans outstanding under this Agreement to exceed the Commitment Amount on the Funding Date.

     2.2 Revolving Loans Made Pursuant to Notice of Borrowing and Automatic Loans. Pursuant to the terms of this Agreement, Revolving Loans shall be made pursuant to a Notice of Borrowing pursuant to Section 2.3 or automatically pursuant to Section 2.4.

     2.3  Revolving Loans Made Pursuant to Notice of Borrowing.

          2.3.1Borrower's Selection of Loan Type. Pursuant to the procedures set forth in Section 2.3.4 and as to each Revolving Loan made pursuant to a Notice of Borrowing, Borrower shall select whether the Loan shall be a LIBOR Loan or a Variable Rate Loan, and, if a LIBOR Loan, the applicable LIBOR Period (whether 30-day, 60-day, or 90-day). Borrower may select a LIBOR Loan only if there is sufficient time for the selected LIBOR Period to commence and end prior to the Termination Date.

          2.3.2LIBOR Loans. The following provisions apply to each LIBOR Loan:

               2.3.2.1 Maximum Number of LIBOR Loans;  Revolving Loan Amount. At
                    any one time, there shall not be more than eight (8) outstanding LIBOR Loans. The amount of each LIBOR Loan must be in the amount of One Million Dollars ($1,000,000.00) or integral multiples of One Million Dollars ($1,000,000.00).

               2.3.2.2  Interest  Rate.  Except  as  otherwise  provided  herein
                    (including without limitation Section 2.6 relating to the Default Rate), each LIBOR Loan will bear interest as follows:

                    2.3.2.2.1  Initial  LIBOR  Rate.  During the  Initial  LIBOR
                         Period, the LIBOR Loan shall bear interest on the unpaid principal amount thereof at a rate per annum equal to the sum of LIBOR applicable to the Initial LIBOR Period calculated by the Bank as of approximately 10:00 a.m. San Jose, California time on the first day of the Initial LIBOR Period plus two percent (2%) (the "Initial LIBOR Rate").

                    2.3.2.2.2 Subsequent  Rates.  Upon expiration of the Initial
                         LIBOR Period, the LIBOR Loan shall bear interest as follows:

                         2.3.2.2.2.1  Borrower's  Timely  Election of Additional
                              LIBOR Period(s). Borrower may elect to continue the LIBOR Loan after e xpiration of the Initial LIBOR Period for additional, successive LIBOR Periods as long as, (i) there is sufficient time for the additional LIBOR Period to commence and end prior to the Termination Date; (ii) there is no Default or Event of Default; and (iii) not less than two (2) nor more than five (5) Business Days prior to the expiration of each LIBOR Period,
                              Borrower provides to the Bank at 20230 Stevens Creek Boulevard, Cupertino, California 95014, Attention Michael Zukin, or to such other persons or entities as the Bank may designate, a written election (the "Election") to continue the LIBOR Loan for an additional LIBOR Period. The Election shall specify the additional LIBOR Period (whether 30-day, 60-day, or 90-day). During each additional LIBOR Period, the LIBOR Loan shall bear interest on the unpaid principal amount thereof at a rate per annum equal to the sum of LIBOR applicable to such additional LIBOR Period calculated by the Bank as of approximately 10:00 a.m. on the first Business Day immediately following expiration of the Initial LIBOR Period plus two percent (2%).

                         2.3.2.2.2.2    Borrower's  Failure  to  Make  a  Timely
                              Election of Additional LIBOR Period(s) or Insufficient Time Left Prior to Termination Date. If, during any LIBOR Period, (i) Borrower fails to provide the Election in accordance with Section 2.3.2.2.2.1, or (ii) there is insufficient time for an additional LIBOR Period to commence and end prior to the Termination Date, then upon the expiration of such LIBOR Period, the LIBOR Loan will convert automatically to a Variable Rate Loan and shall bear interest on the unpaid principal amount thereof at the Variable Rate.


               2.3.2.3 Prepayment Penalty. Borrower acknowledges that prepayment or acceleration of a LIBOR Loan during a LIBOR Period may result in the Bank incurring additional costs, expenses and/or liabilities and that it is extremely difficult andimpractical to ascertain the extent of such costs, expenses and/or liabilities. Therefore, on a date a LIBOR Loan is so prepaid or so accelerated (the "Prepayment Date"), Borrower will pay to the Bank (in addition to all other sums then owing) an amount (a "Prepayment Penalty") equal to the following: (i) the present value as of the Prepayment Date of the amount of interest that would have accrued on the LIBOR Loan for the remainder of the LIBOR Period at the rate applicable to such LIBOR Loan, less
                    (ii) the present value as of the Prepayment Date of the amount of interest that would accrue on the same LIBOR Loan for the same period if LIBOR were set on the Prepayment Date. The present value shall be calculated by using as a discount rate LIBOR quoted on the Prepayment Date. Upon notice to Borrower by the Bank, Borrower shall immediately pay to the Bank the Prepayment Penalty as calculated by the Bank. Exhibit G hereto includes an example of a prepayment calculation and is provided for example purposes only.

          2.3.3Variable Rate Loans. The following provisions apply to each Variable Rate Loan:

               2.3.3.1  Interest  Rate.  Except  as  otherwise  provided  herein
                    (including without limitation Section 2.6 relating to the Default Rate), each Variable Rate Loan will bear interest on the unpaid principal amount thereof at the Variable Rate.

          2.3.4Borrowing Procedures for Revolving Loans Made Pursuant to Notice of Borrowing.

               2.3.4.1 Notice of Borrowing.  Whenever Borrower desires to Borrow under Section 2.3, Borrower shall provide to the Bank at 20230 Stevens Creek Boulevard, Cupertino, California 95014, Attention Michael Zukin, or to such other persons or entities as Bank may designate, an original Notice of Borrowing. Such Notice of Borrowing shall be provided by no later than 11:00 A.M. (San Jose, California time) for each Revolving Loan requested and not less than two (2) nor more than five (5) Business Days prior to the noticed Funding Date of each such Revolving Loan. Each Notice of Borrowing shall specify (A) the Funding Date (which shall be a Business Day) in respect of the Revolving Loan, (B) the amount of the proposed Revolving Loan, (C) whether the Borrower selects a LIBOR Loan or a Variable Rate Loan and, if a LIBOR Loan, the applicable LIBOR Period, (D) the deposit account number of Borrower with Bank to which the funds are to be directed, and (E) the proposed use of such Revolving Loan. Any Notice of Borrowing shall be irrevocable. At the time of execution of this Agreement and as a condition to the Bank's obligations hereunder, Borrower shall provide the Bank with written documentation satisfactory to the Bank specifying the names of those employees, officers or agents of Borrower authorized by Borrower to execute and submit Notices of Borrowing to the Bank ("Authorized Agent") and a signature exemplar of each such Authorized Agent, and the Bank shall be entitled to rely on such documentation until notified in writing by Borrower of any change(s) of the persons so authorized.
                    Borrower agrees to indemnify, defend and hold the Bank harmless from and against any and all liabilities, costs (including but not limited to attorneys' fees), claims, damages and demands arising from or related to Bank's acceptance of instructions in any Notice of Borrowing executed and submitted an Authorized Agent, unless caused by the gross negligence or willful misconduct of the Person to be indemnified.

               2.3.4.2 Bank Obligations.  Subject to the terms and conditions of this Agreement including without limitation Section 2.1 and subject to Borrower's performance of and compliance with the terms hereof including without limitation Section 2.3.4.1 herein, the Bank agrees to make the Revolving Loan pursuant to a Notice of Borrowing on the Funding

                    Date established by the Notice of Borrowing by crediting the deposit account of the Borrower with the Bank specified in the Notice of Borrowing in the amount of such Revolving Loan.

     2.4 Automatic Variable Rate Loans and Automatic Repayments. Subject to the terms and conditions of this Agreement including without limitation
          Section 2.1, the Bank is hereby authorized and shall, without the need for any Notice of Borrowing or other authorization, make Automatic Variable Rate Loans to Borrower and make automatic repayments toward Variable Rate Loans as follows:

          2.4.1Automatic Variable Rate Loans. If, after close of business on any
               Business Day (the "Automatic Loan Calculation Time"), the amount on deposit in the Borrower's Deposit Account as defined in
               Section 6.12 is less than One Million Dollars ($1,000,000.00), then the Bank shall calculate the amount of the shortfall (the
               "Deposit Account Shortfall Amount") as of the Automatic Loan Calculation Time, and, by no later than the end of the next Business Day, shall make a Revolving Loan (an "Automatic Variable Rate Loan") in the Deposit Account Shortfall Amount by depositing such amount into the Borrower's Deposit Account. Except as otherwise provided in this Agreement (including without limitation Section 2.6 relating to Default Rate), the Automatic Variable Rate Loan will bear interest at the Variable Rate.

          2.4.2Automatic  Repayment of Automatic  Variable Rate Loans. If, after close of business on any Business Day (the "Automatic Loan Repayment Time"), the amount on deposit in the Borrower's Deposit Account as defined in Section 6.12 is more than One Million Dollars ($1,000,000.00) and there is an amount outstanding on the Variable Rate Loans (the "Variable Rate Loans Outstanding Amount"), then the Bank shall calculate, as of the Automatic Loan Repayment Time, the amount of the excess (the "Deposit Account Excess Amount") and the Variable Rate Loans Outstanding Amount, and, by no later than the end of the next Business Day, the Bank shall transfer the Deposit Account Excess Amount, or such lesser amount as may be necessary, from the Borrower's Deposit Account and apply such amount toward repayment of the Variable Rate Loans Outstanding Amount.

     2.5 Revolving Credit Note. The Revolving Loans shall be evidenced by the Revolving Credit Note, executed by the Borrower, dated the date of this Agreement, payable to the Bank on the Termination Date (or such earlier date as the Indebtedness is due under the terms of this Agreement whether by reason of acceleration or otherwise), and in the principal amount of the original Commitment Amount. The date and amount of each Revolving Loan made by the Bank and of each repayment of principal thereon received by the Bank shall be recorded by the Bank in its records. The aggregate unpaid principal amount so recorded by the Bank shall constitute the best evidence of the principal amount owing and unpaid on the Revolving Credit Note, provided, however, that the failure by the Bank so to record any such amount or any error in so recording any such amount shall not limit or otherwise affect the obligations of the Borrower under this Agreement or the Revolving Credit Note to repay the principal amount of all the Revolving Loans together with all interest accrued or accruing thereon.

     2.6 Default Interest. Upon the occurrence of an Event of Default, all amounts due and owing by Borrower to the Bank shall bear interest at the Default Rate.

     2.7 Interest Payments. Interest shall be payable by Borrower to the extent then accrued on the first day of each consecutive calendar month beginning on August 1, 2002, with all remaining interest due and payable on the Termination Date (or such earlier date as the Indebtedness is due under the terms of this Agreement whether by reason of acceleration or otherwise). Any interest not paid when due shall become part of the principal and bear interest as provided in this Agreement.

     2.8 Maximum Rate. At no time shall the rate of interest payable on the Revolving Loans or pursuant to the Revolving Credit Note pursuant to the terms of this Agreement be deemed to exceed the Legal Rate. In the event any interest is charged or received by the Bank in excess of the Legal Rate, the Borrower acknowledges that any such excess interest shall be the result of an accidental and bona fide error, and such excess shall first be applied to reduce the principal then unpaid hereunder (in inverse order of their maturities if principal amounts are due in installments); second, applied to reduce any obligation for other indebtedness of the Borrower to the Bank; and third, any remaining excess returned to the Borrower.

     2.9 Term. The Indebtedness and the outstanding balance of all Revolving Loans and all other accrued and unpaid interest, charges and expenses hereunder and under the Note shall be payable in full on the Termination Date or such earlier date as the Indebtedness is due under the terms of this Agreement whether by reason of acceleration pursuant to Section 8.2 or otherwise.

     2.10 Fees.  Borrower  shall pay to Bank the fees  described in this Section
          2.10. All fees described herein are earned as of the date they are accrued.

          2.10.1 Minimum Annual Fee. The Borrower shall pay to the Bank a minimum annual fee of Thirty Three Thousand Three Hundred Thirty Three Dollars and no cents ($33,333.00) (the "Minimum Annual Fee"). The Minimum Annual Fee paid by Borrower shall be credited towards Borrower's payment of the Non-Utilization Fee as required by Section 2.10.2 below. The Minimum Annual Fee shall be payable in advance, in the manner provided in Section 2.14 herein, on the Effective Date for the first year hereunder, and on each anniversary of the Effective Date for each subsequent year.

          2.10.2 Non-Utilization Fee. From and after the Effective Date and until (i) the Indebtedness is paid in full or (ii) the Termination Date, whichever is later, Borrower shall pay to the Bank a fee (the "Non-Utilization Fee") each Fiscal Quarter which shall accrue as follows:

               (i) If the sum of the Commitment Amount minus the average daily principal balance of all Revolving Loans as determined for each Fiscal Quarter (the "Average Line Non-Utilization Amount") is greater than Twenty Million Dollars and no cents ($20,000,000.00), then the Non-Utilization Fee for such Fiscal Quarter shall equal the sum of the Average Line Non-Utilization Amount multiplied by 0.000375.

               (ii) If the Average Line  Non-Utilization  Amount is less than or equal to Twenty Million Dollars and no cents ($20,000,000.00), then the Non-Utilization Fee for such Fiscal Quarter shall equal the sum of the Average Line Non-Utilization Amount multiplied by 0.000625.

               The Non-Utilization Fee shall be payable, in the manner provided in Section 2.14 herein, in arrears on the first Business Day in each Fiscal Quarter, beginning with the end of the first Fiscal Quarter after the Effective Date. Exhibit H hereto includes examples of the calculation of the Non-Utilization Fee under Sections 2.10.2 (i) and 2.10.2 (ii), and is provided for example purposes only.

          2.10.3 No Fee After Termination of Bank Obligations. Notwithstanding Sections 2.10.1 and 2.10.2, the Borrower shall not be obligated to pay any Minimum Annual Fee or any Non-Utilization Fee earned by the Bank after the date which is ten (10) days after Borrower has: (i) given written notice to the Bank terminating the Bank's Commitment and any further obligation by the Bank under this Agreement; and (ii) paid the Indebtedness in full.

     2.11 Preparation Fees. Simultaneously with the execution of this Agreement and as a condition to the Bank's obligations hereunder, the Borrower shall pay to the Bank the amount of the expenses (including without limit attorneys' fees, whether of inside or outside counsel, and disbursements) incurred by the Bank in connection with the preparation of this Agreement and the Loan Documents in the amount of Fifteen Thousand Dollars ($15,000.00).

     2.12 Basis of Computation. The amount of all interest and fees hereunder shall be computed for the actual number of days elapsed in the period in which interest accrues on the basis of a year consisting of three hundred sixty (360) days.

     2.13 Mandatory Payments and Prepayments.

          2.13.1 Mandatory Payments. In addition to all other payments required to be made under the Loan Documents, Borrower shall pay to the Bank the amount, if any, by which the aggregate unpaid principal amount of all Revolving Loans from time to time exceeds the Commitment Amount, together with all interest accrued and unpaid on the amount of such excess. Such payment shall be immediately due and owing without notice or demand upon the occurrence of any such excess, provided, however, that any mandatory payment made under this Section 2.13.1 shall not reduce the Commitment Amount.

          2.13.2 Optional Prepayments and Conversions. The Borrower, at any time and from time to time, may prepay the unpaid principal amount of the Variable Rate Loans, including without limitation the Automatic Variable Rate Loans. In addition, the Borrower, at any time and from time to time, may convert all or any portion of the outstanding Variable Rate Loans into LIBOR Loans upon and subject to the terms, conditions, and procedures set forth in Sections
               2.3.2 and 2.3.4 applicable to LIBOR Loans made thereunder in which case the Notice of Borrowing shall be modified to request the conversion of a specified amount of the Variable Rate Loans to be converted to a LIBOR Loan (rather than the disbursement of proceeds), to specify the date on which the conversion is to be made (rather than a Funding Date), and to delete the requirements in Schedule 1 relating to wire instructions, proposed use of funds, and deposit account. In addition, the Borrower, at any time and from time to time, upon at least one (1) Business Day's prior written notice received by the Bank and subject to the Prepayment Penalty in Section 2.3.2.3 herein, may prepay the unpaid principal amount of the LIBOR Loans in whole or in part, provided, however, as follows: (i) any such optional prepayment under this Section 2.13.2 shall be made in integral multiples of One Hundred Thousand Dollars

               ($100,000.00); (ii) to the extent that such optional prepayment repays part but not all of any LIBOR Loan, such LIBOR Loan shall immediately convert to a Variable Rate Loan (but Borrower shall still be liable for the Prepayment Penalty in Section 2.3.2.3 herein); and (iii) any optional prepayment made under this
               Section 2.13.2 shall not reduce the Commitment Amount.

     2.14 Basis of Payments. All sums payable by the Borrower to the Bank under this Agreement or the Loan Documents shall be paid immediately by Borrower when due directly to the Bank at its principal office set forth in Section 9.12 hereof in immediately available United States funds, without condition, set off, deduction or counterclaim. In its sole discretion, the Bank may charge any and all deposit or other accounts (including without limit an account evidenced by a certificate of deposit) of the Borrower with the Bank for all or a part of any Indebtedness when due; provided, however, that this authorization shall not affect the Borrower's obligation to pay, when due, any Indebtedness whether or not account balances are sufficient to pay amounts due. Whenever any payment to be made by Borrower hereunder shall be stated to be due on a day which is not a Business Day, payments shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest hereunder and of any of the fees specified in Sections 2.3.2.3 and 2.10, as the case may be. Borrower acknowledges and agrees that the fees described in Section 2.10 represent compensation for services rendered and to be rendered separate and apart from the lending of money or the provision of credit and do not constitute compensation for the use, detention or forbearance of money, and the obligation of Borrower to pay the fees described herein shall be in addition to, and not in lieu of, the obligation of Borrower to pay interest, other fees and expenses otherwise described in this Agreement. If Borrower fails to make any payment of fees or expenses specified or referred to in this Agreement owing to Bank, including without limitation those referred to in Section 2.10, or otherwise under this Agreement, or any separate fee agreement between Borrower or Bank relating to this Agreement, when due, the amount shall bear interest until paid at the Default Rate.

     2.15 Receipt of Payments. Any payment of the Indebtedness made by mail will be deemed tendered and received only upon actual receipt by the Bank at the address designated for such payment, whether or not the Bank has authorized payment by mail or any other manner, and shall not be deemed to have been made in a timely manner unless received on the date due for such payment, time being of the essence. Borrower expressly assumes all risks of loss or liability resulting from non-delivery or delay of delivery of any item of payment transmitted by mail or in any other manner. Acceptance by the Bank of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and the failure to pay the entire amount then due shall be and continue to be a Default or Event of Default as provided in Section 8.1, and at any time thereafter and until the entire amount then due has been paid, the Bank shall be entitled to exercise any and all rights conferred upon it herein upon the occurrence of a Default or Event of Default as provided in Section
          8.1. Borrower waives the right to direct the application of any and all payments at any time or times hereafter received by the Bank from or on behalf of the Borrower. Borrower agrees that the Bank shall have the continuing exclusive right to apply and to reapply any and all payments received at any time or times hereafter against the Indebtedness in such manner as the Bank may deem advisable, notwithstanding any entry by the Bank upon any of its books and records. Borrower expressly agrees that to the extent that the Bank receives any payment of benefit and such payment or benefit, or any part thereof, is subsequently invalidated, declared to be fraudulent or preferential, set aside or is required to be repaid to a trustee, receiver, or any other party under any bankruptcy act, state or federal law, common law or equitable cause, then to the extent of such payment or benefit, the Indebtedness or part thereof intended to be satisfied shall be revived and continued in full force and effect as if such payment or benefit had not been made and, further any such repayment by the Bank, to the extent that the Bank did not directly receive a corresponding cash payment, shall be added to and be additional Indebtedness payable upon demand by the Bank.

     2.16 LIBOR Unlawful or Unavailable. Should the Bank in its sole discretion binding on Borrower determine that the introduction of or any change in any law or the interpretation of any law makes it unlawful for the Bank to make or maintain Revolving Loans bearing interest based on LIBOR or that LIBOR has become unavailable as an index, then, at the Bank's option and upon its exercise of such option: (i) the interest rate on any outstanding Revolving Loans shall thenceforth bear interest at the Prime Variable Rate; and (ii) all additional Revolving Loans shall be Variable Rate Loans except that they shall bear interest at the Prime Variable Rate.

3.   Guaranty.

          To guaranty full and timely performance of the Borrower's covenants set out in this Agreement and to secure the repayment of the Revolving Credit Note and all other Indebtedness, the Borrower shall have caused to be executed and delivered to the Bank the Guaranty.

4.   Conditions to Obligations of Bank.

     4.1 Conditions Precedent to First Disbursement. The obligations of the Bank under this Agreement to make the first Revolving Loan are subject to the occurrence, prior to or simultaneously with the Funding Date first occurring, of each of the following conditions:

          4.1.1Borrower Documents Executed and Filed and Fees Paid. The Borrower shall have executed (or caused to be executed) and delivered to the Bank the following in form and substance acceptable to Bank:

               (a)  This Agreement;

               (b)  The Revolving Credit Note;

               (c)  The Non-Encumbrance Agreement;

               (d) Copy of Borrower's Bylaws, including all amendments thereto and restatements thereof, which shall have been certified by the Secretary or Assistant Secretary of the Borrower as of the Funding Date first occurring as being complete, accurate and in effect; and

               (e) A copy of resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Agreement, the borrowing hereunder, the Revolving Credit Note and any other documents contemplated by this Agreement, which shall have been certified by the Secretary or Assistant Secretary of the Borrower as of the Funding Date first occurring as being complete, accurate and in effect.

          4.1.2Payment of Fees. Borrower shall have paid the Minimum Annual Fee and the Preparation Fees in accordance with Sections 2.10.1 and 2.11.

          4.1.3Guarantor Documents Executed and Filed. Each Guarantor shall have executed and delivered (or caused to be delivered) to Bank each of the following, in form and substance acceptable to Bank:

               (a)  A Guaranty;

               (b) Partnership agreements of each Guarantor and all amendments and modifications thereto, certified as complete, accurate and in effect by the general partner of each Guarantor;

               (c) Bank shall have received preliminary title reports disclosing no notice of any liens or encumbrances filed against any of the properties set forth in the Non-Encumbrance Agreement.

               Upon its execution of this Agreement, the Bank acknowledges that it has received the documents described in Sections 4.1.1(d), 4.1.3(b), and 4.1.3(c) above.

          4.1.4Other  Documents  Executed  and Filed.  The  Borrower  shall have caused to be executed and delivered to the Bank the Non-Encumbrance Agreement dated as of the date of this Agreement between and among Bank, Borrower, MWP, and MWP II.

          4.1.5Casualty  Insurance.  The  Borrower  shall have  furnished to the
               Bank, in form, content and amounts and with companies satisfactory to the Bank, casualty insurance policies with loss payable clauses in favor of the Bank, relating to the assets and properties of Borrower and relating to the MWP Pool Properties and the MWP II Pool Properties. Upon its execution of this Agreement, Borrower represents, and upon its execution of this Agreement, the Bank acknowledges that Borrower has provided to Bank the foregoing insurance policies.

          4.1.6Environmental Audit. The Borrower shall have provided to the Bank environmental reports satisfactory in form and content to Bank, covering all of the MWP Pool Properties and the MWP II Pool Properties. Upon its execution of this Agreement, Borrower represents, and upon its execution of this Agreement, the Bank acknowledges that Borrower has provided to Bank such environmental reports. Borrower agrees that the Bank may disclose the contents of such reports to such governmental agencies and entities as the Bank deems necessary under applicable law, and the Borrower shall deliver to the Bank the written consent to such disclosure from the environmental consultant and MWP and MWP II.

          4.1.7Approval of Bank Counsel. All actions, proceedings, instruments and documents required to carry out the transactions contemplated by this Agreement or incidental thereto and all other related legal matters shall have been satisfactory to and approved by legal counsel for the Bank, and said counsel shall have been furnished with such certified copies of actions and proceedings and such other instruments and documents as they shall have reasonably requested.

     4.2 Conditions Precedent to All Disbursements. The obligations of the Bank to make any Revolving Loan on any Funding Date, including, but not limited to, the Funding Date first occurring, are subject to the occurrence, prior to or on the Funding Date related to such Revolving Loan, of each of the following conditions:

          4.2.1Certificate. The Bank shall have received a certificate, executed by the chief executive or chief financial officer of Borrower, certified as of the initial Funding Date, and thereafter as the Bank may from time to time require on such date, that:

               (a)  No  Default  or  Event  of  Default  has   occurred  and  is
                    continuing;

               (b) The warranties and representations set forth in Section 5 of this Agreement are true and correct on and as of such date; and

               (c)  Borrower is Solvent.

          4.2.2Bank Satisfaction. The Bank shall not know or have any reason to believe that, as of such Funding Date:

               (a) Any Default or Event of Default has occurred and is continuing;

               (b) Any warranty or representation set forth in Section 5 of this Agreement shall not be true and correct; or

               (c) Any provision of law, any order of any court or any regulation, rule or interpretation thereof shall have had any Material Adverse Effect on Borrower's financial condition or on any Guarantor's financial condition, or on the validity or enforceability of this Agreement, the Revolving Credit Note, the Guaranty, the Non-Encumbrance Agreement or any other Loan Document.

          4.2.3Maximum  Borrower  Aggregate  Loan-To-Value.  The Total  Loans of
               Borrower shall not exceed fifty percent (50%) of Value (Borrower Aggregate).

          4.2.4Loan-To-Value  of MWP Pool Properties and MWP II Pool Properties.
               The Commitment Amount shall not exceed fifty percent (50%) of the total combined Value of the MWP Pool Properties and the MWP II Pool Properties.

     4.3 Other Documents to be Provided by Borrower. No later than thirty (30) days after the Effective Date, Borrower shall provide to Bank the following documents:

          (a) Copy of Borrower's Articles of Incorporation including all amendments thereto and restatements thereof, and all other charter documents of the Borrower, all of which shall have been certified by the Maryland Department of Corporations or similar governmental authority in the state in which Borrower is organized and incorporated, as of a date within thirty days of the Funding Date first occurring;

          (b) Certified copy of Borrower's Good Standing certificate from the California Secretary of State, dated as of a date within thirty days of the Funding Date first occurring;

          (c) A copy of the Certificate of Limited Partnership of each Guarantor required to be filed to create a limited partnership, including all amendments thereto and restatements thereof, all of which shall have been certified by the Delaware Department of Corporations or other appropriate filing office as of a date within thirty days of the Funding Date first occurring; and

          (d) Good Standing Certificate for each Guarantor from the Secretary of State of the state in which such Guarantor is formed, dated as of a date within thirty days of the Funding Date first occurring.

5.   Warranties and Representations.

     On a continuing  basis from the date of this  Agreement  until the later of
     (a) the Termination Date or (b) the date on which the Indebtedness is paid in full and the Borrower has performed all of its other obligations hereunder, Borrower represents and warrants to the Bank that:

     5.1 Corporate Existence and Power. (a) Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland and in good standing under the laws of, and is authorized to do business in, the State of California, (b) Each Guarantor is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware and is authorized to do business in the State of California, (c) Borrower and the Guarantors each has the power and authority to own its properties and assets and to carry out its business as now being conducted and is qualified to do business and in good standing in every jurisdiction wherein such qualification is necessary, (d) Borrower has the power and authority to execute, deliver and perform this Agreement, to borrow money in accordance with its terms, to execute, deliver and perform the Revolving Credit Note and other documents contemplated hereby, and to do any and all other things required of it hereunder
          (e) each Guarantor has the power and authority to execute, deliver and perform its Guaranty in accordance with its terms, (f) MWP and MWP II each has the power and authority to execute, deliver and perform the Non-Encumbrance Agreement in accordance with its terms; (g) Borrower is a qualified real estate investment trust as defined in Section 856 of the Internal Revenue Code (or any successor provision thereto) and has no knowledge of any circumstance that is likely to lead to its failure to qualify as such a real estate investment trust; (h) the execution, delivery and performance of the Loan Documents will not result in Borrower being disqualified as such a real estate investment trust; and (i) Borrower has made and will timely make all filings with and obtained all consents of the Securities and Exchange Commission required under the Securities Act of 1933 (as amended from time to time) or the Security Exchange Act of 1934 (as amended from time to time) in connection with the execution, delivery and performance by Borrower of the Loan Documents.

     5.2 Authorization and Approvals. The execution, delivery and performance of this Agreement, the borrowings hereunder and the execution, delivery and performance of the Revolving Credit Note, the Guaranty, the Non-Encumbrance Agreement, and other documents contemplated hereby (a) have been duly authorized by all requisite corporate action of the Borrower and all partnership action of each Guarantor and MWP and MWP II, (b) do not require registration with or consent or approval of, or other action by, any federal, state or other governmental authority or regulatory body, or, if such registration, consent or approval is required, the same has been obtained and disclosed in writing to the Bank, (c) will not violate any provision of law, any order of any court or other agency of government, the Articles of Incorporation and Bylaws of Borrower, the partnership certificates and partnership agreements of each Guarantor, any provision of any indenture, note, agreement or other instrument to which the Borrower is a party, or by which it or any of its properties or assets are bound, (d) will not be in conflict with, result in a breach of or constitute (with or without notice or passage of time) a default under any such indenture, note, agreement or other instrument, and (e) will not result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the properties or assets of the Borrower (other than in favor of the Bank and as contemplated hereby) or upon the MWP Pool Properties or the MWP II Pool Properties. Reference to the "Borrower" in this Section 5.2 shall instead be deemed to be references to each Guarantor with respect to the Guaranty.

     5.3 Valid and Binding Agreement. This Agreement is, and the Revolving Credit Note, and all other documents contemplated hereby will be, when delivered, valid, binding, and enforceable obligations of the Borrower, and the Guaranty and the Non-Encumbrance Agreement will be, when delivered, valid, binding, and enforceable obligations of the Guarantors and of MWP and MWP II, respectively, in accordance with their terms.

     5.4 Actions, Suits or Proceedings. There are no actions, suits or proceedings, at law or in equity, and no proceedings before any arbitrator or by or before any governmental commission, board, bureau, or other administrative agency, pending, or, to the best knowledge of the Borrower, threatened against or affecting the Borrower, any of its Subsidiaries or the Guarantors or any properties or rights of the Borrower, any of its Subsidiaries or the Guarantors, which, if adversely determined, could materially impair the right of the Borrower, any of its Subsidiaries or the Guarantor to carry on business substantially as now conducted or could have a Material Adverse Effect upon the financial condition of the Borrower, any of its Subsidiaries or the Guarantors.

     5.5 Accounting Principles. All consolidated and consolidating balance sheets, earnings statements and other financial data furnished to the Bank for the purposes of, or in connection with, this Agreement and the transactions contemplated by this Agreement, have been prepared in accordance with GAAP, and do or will fairly present the financial condition of the Borrower, its Subsidiaries and the Guarantors, as of the dates, and the results of their operations for the periods, for which  the  same are  furnished  to the  Bank.  Without  limiting  the generality of the foregoing, the Financial Statements have been prepared in accordance with GAAP (except as disclosed therein) and fairly present the financial condition of the Borrower, its Subsidiaries and, if relevant, the Guarantor as of the dates, and the results of its operations for the fiscal periods, for which the same are furnished to the Bank. The Borrower has no material contingent obligations, liabilities for taxes, long-term leases or unusual forward or long-term commitments not disclosed by, or reserved against in, the Financial Statements.

     5.6 Financial Condition. The Borrower and the Guarantors is each solvent, able to pay its debts as they mature, has capital sufficient to carry on its business and has assets the fair market value of which exceed its liabilities, and neither the Borrower nor either of the Guarantors will be rendered insolvent, under-capitalized or unable to pay maturing debts by the execution or performance of this Agreement, the Guaranty, the Non-Encumbrance Agreement or the other documents contemplated hereby. There has been no material adverse change in the business, properties or condition (financial or otherwise) of the Borrower, any of its Subsidiaries or the Guarantor since the date of the latest Financial Statements.

     5.7 Conditions Precedent. As of each Funding Date, all appropriate conditions precedent referred to in Section 4 hereof have been satisfied or, alternatively, have been waived in writing by the Bank.

     5.8 Taxes. Borrower, its Subsidiaries and the Guarantors has each filed by the due date therefor (including any extensions) all federal, state and local tax returns and other reports it is required by law to file, has paid or caused to be paid all taxes, assessments and other governmental charges that are shown to be due and payable under such returns, and has made adequate provision for the payment of such taxes, assessments or other governmental charges which have accrued but are not yet payable. The Borrower has no knowledge of any material deficiency or assessment in connection with any taxes, assessments or other governmental charges not adequately disclosed in the Financial Statements.

     5.9 Compliance with Laws. Borrower, its Subsidiaries and the Guarantors has each complied with all applicable laws, to the extent that failure to comply would materially interfere with the conduct of the business of the Borrower, any of its Subsidiaries or the Guarantor.

     5.10 Indebtedness. Except as disclosed in the Financial Statements or other public filings, neither Borrower nor any of its Subsidiaries has any indebtedness for money borrowed or any direct or indirect obligations under any leases (whether or not required to be capitalized under
          GAAP)  or any  agreements  of  guarantee  or  surety  except  for  the endorsement of negotiable instruments by the Borrower and its Subsidiaries in the ordinary course of business for deposit or collection.

     5.11 Material Agreements. Except as disclosed in the Financial Statements or other public filings, neither the Borrower, any of its Subsidiaries nor the Guarantor has any material leases, contracts or commitments of any kind (including, without limitation, employment agreements, collective bargaining agreements, powers of attorney, distribution contracts, patent or trademark licenses, contracts for future purchase or delivery of goods or rendering of services, bonus, pension and retirement plans, or accrued vacation pay, insurance and welfare agreements); to the best knowledge of Borrower, all parties to such agreements have complied with the provisions of such leases, contracts or commitments; and to the best knowledge of the Borrower, no party to such agreements is in default thereunder, nor has there occurred any event which with notice or the passage of time, or both, would constitute such a default.

     5.12 Margin Stock. Neither the Borrower nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any "margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, and no part of the proceeds of any loan hereunder will be used, directly or indirectly, to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or for any other purpose which might violate the provisions of Regulation G, T, U or X of the said Board of Governors. The Borrower does not own any margin stock.

     5.13 Pension Funding. Neither the Borrower, any of its Subsidiaries nor the Guarantor has incurred any accumulated funding deficiency within the meaning of ERISA or incurred any liability to the PBGC in connection with any employee benefit plan established or maintained by the Borrower, any of its Subsidiaries or the Guarantors and no reportable event or prohibited transaction, as defined in ERISA, has occurred with respect to such plans.

     5.14 Misrepresentation. No warranty or representation by the Borrower contained herein or in any certificate or other document furnished by the Borrower pursuant hereto contains any untrue statement of material fact or omits to state a material fact necessary to make such warranty or representation not misleading in light of the circumstances under which it was made. There is no fact which the Borrower has not disclosed to the Bank in writing which materially and adversely affects nor, so far as the Borrower can now foresee, is likely to prove to affect materially and adversely the business, operations, properties, prospects, profits or condition (financial or otherwise) of the Borrower, any of its Subsidiaries or the Guarantor or ability of the Borrower to perform this Agreement or the ability of the Guarantor to perform the Guaranty.

     5.15 Shares and Shareholders. As of May 14, 2002 the Borrower's entire issued and outstanding capital stock consists of 17,463,329 shares of common stock, $.001 par value. All currently owned Subsidiaries, if any, are set forth in Exhibit 21 in Borrower's SEC Form 10-K dated March 25, 2002 along with the percentage of the outstanding voting stock owned by the Borrower or by a Subsidiary (and identifying that Subsidiary).

     5.16 No Conflicting Agreements. Neither the Borrower, any of its Subsidiaries nor the Guarantors is in default under any shareholder agreement, preferred stock agreement or any other agreement to which it is a party or by which it or any of its property is bound, the effect of which might have a Material Adverse Effect on the business or operations of the Borrower, any of its Subsidiaries or the Guarantor. No provision of the Certificate of Incorporation, Articles of Incorporation, By-Laws or preferred stock, if any, of the Borrower, and no provision of any existing mortgage, indenture, note, contract, agreement, statute (including, without limitation, any applicable usury or similar law), rule, regulation, judgment, decree or order binding on the Borrower or affecting the property of the Borrower conflicts with, or requires any consent under, or would in any way prevent the execution, delivery or carrying out of the terms of, this Agreement and the documents contemplated hereby, and the taking of any such action will not constitute a default under, or result in the creation or imposition of, or obligation to create any lien upon the property of the Borrower pursuant to the terms of any such mortgage, indenture, note, contract or agreement.

     5.17 Hazardous Materials.

          (a) The Borrower has not used Hazardous Materials (as defined hereinafter) on or affecting any of the MWP I Pool Properties or MWP II Pool Properties (collectively and singly the "premises") in any manner which violates federal, state or local laws, ordinances, statutes, rules, regulations or judgments governing the use, storage, treatment, handling, manufacture, transportation, or disposal of Hazardous Materials ("Environmental Laws"), and that, to the best of the Borrower's knowledge, no prior owner of the premises or any current or prior occupant has used Hazardous Materials on or affecting the premises in any manner which violates Environmental Laws. The Borrower covenants and agrees that it shall not use, introduce or maintain and shall use its best efforts to ensure that any occupant shall not use, introduce or maintain Hazardous Materials on the premises in any manner unless done in strict compliance with all Environmental Laws.

          (b) The Borrower shall conduct and complete all investigations, studies, sampling and testing, and al remedial, removal and other actions necessary to clean up and remove all Hazardous Materials on or affecting the premises, whether caused by the Borrower or a third party, in accordance with all Environmental Laws and as required by orders and directives of all federal, state, and local governmental authorities. Additionally, the Borrower shall defend, indemnify and hold harmless the Bank, its employees, agents, officers and directors, from and against any and all claims, demands, penalties, fines, liabilities, settlements, damages, costs or expenses of whatever kind or nature arising out of or related to (1) the presence, disposal, release or threatened release of any Hazardous Materials on, from or affecting the premises or the soil, water, vegetation, buildings, personal property, persons or animals thereon, (2) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to such Hazardous Materials,
               (3) any lawsuit brought or threatened, settlement reached or governmental order relating to such Hazardous Materials, (4) the cost of removal of all such Hazardous Materials from all or any portions of the premises, (5) taking necessary precautions to protect against the release of Hazardous Materials on or affecting the premises, (6) complying with all Environmental Laws and/or (7) any violation of Environmental Laws, which are based upon or in any way related to such Hazardous Materials including, without limitation, attorney's and consultant's fees (said attorneys and consultants to be selected by the Bank), investigation and laboratory fees, environmental studies required by the Bank (whether prior to foreclosure or otherwise), court costs and litigation expenses.

          (c) To the best of its knowledge, the Borrower has never received any notice ("Environmental Complaint") of any violations of Environmental Laws (and, within five days of receipt of any Environmental Complaint the Borrower shall give the Bank a copy thereof), and to the best of the Borrower's knowledge, there have been no actions commenced or threatened by any party for noncompliance with any Environmental Laws.

          (d) Upon ten (10) days' notice to the Borrower (except in an emergency), without limiting the Bank's other rights under this Agreement or elsewhere, the Bank shall have the right, but not the obligation, to enter on the premises or to take such other actions as it deems appropriate to clean up, remove, resolve or minimize the impact of any Hazardous Material or Environmental Complaint upon the Bank's receipt of any notice from any governmental or reliable source asserting the existence of any Hazardous Material or an Environmental Complaint pertaining to the premises which, if true, could result in an order, suit or other action against the Borrower and/or any part of the premises which, in the sole opinion of the Bank, could jeopardize its rights under this Agreement or any related document. The Bank agrees that, if, prior to the expiration of the ten (10) days' notice given by the Bank under this subsection, Borrower gives notice to the Bank of its desire to replace the property as to which notice was given with other property pursuant to and subject to the terms of the Non-Encumbrance Agreement, the Bank agrees (except in an emergency) to wait an additional thirty (30) days after expiration of any such ten (10) day period to take the actions authorized by this subsection. All reasonable costs and expenses incurred by the Bank in the exercise of any such rights shall be payable by the Borrower to Bank upon demand.

          (e) The provisions of this section shall be in addition to any and all other obligations and liabilities the Borrower may have to the Bank at common law or pursuant to any other agreement and, notwithstanding anything in Section 9.15 hereof to the contrary, shall survive (i) the repayment of all sums due under the Note and the other loan documents executed in connection herewith and the repayment of all other Indebtedness, and (ii) the satisfaction of all of the other obligations of the Borrower hereunder and under the other loan documents.

          (f) "Hazardous Materials" including, without limitation, any flammable explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.). the Hazardous Materials Transportation Act, as amended (49 U.S.C. Section 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.) and in the regulations adopted and publications promulgated pursuant thereto, or any other federal, state or local governmental law, ordinance, rule, or regulation.

6. Affirmative Covenants. On a continuing basis from the date of this Agreement until the later of (a) the Termination Date or (b) the date on which the Indebtedness is paid in full and the Borrower has performed all of its other obligations hereunder, the Borrower covenants and agrees that it will:

     6.1 Financial and Other Information. Borrower shall maintain or cause to be maintained a system of accounting established and administered in accordance with sound business practices and consistent with past practice to permit preparation of quarterly and annual financial statements in conformity with GAAP, and Borrower shall deliver or cause to be delivered to Bank the following information and/or documents:

          6.1.1Annual Financial Reports. As soon as practicable and in any event within ninety (90) days after the close of each fiscal year of the Borrower, furnish to the Bank a copy of Borrower's SEC Form 10-K filed or to be filed by Borrower with the Securities and Exchange Commission or, if such statement is not available for any reason, financial statements of the Borrower on a consolidated basis containing the balance sheet of the Borrower as of the close of such fiscal year, statements of income and retained earnings and a statement of cash flows for each such fiscal year, and such other comments and financial details as are usually included in SEC Form 10-K and certified by Borrower's chief financial officer or chief accounting officer. Such reports shall be prepared in accordance with GAAP by independent certified public accountants of recognized standing selected by the Borrower and shall contain unqualified opinions as to the fairness of the statements therein contained. 1.1.1

          6.1.2Quarterly Financial Statements. As soon as practicable and in any event within forty-five (45) days after the close of each Fiscal Quarter of each fiscal year of the Borrower, furnish to Bank a copy of Borrower's SEC Form 10-Q filed or to be filed by Borrower with the Securities and Exchange Commission or, if such statement is not available for any reason, financial statements of the Borrower on a consolidated basis containing the balance sheet of the Borrower as of the end of each such period, statements of income and retained earnings of the Borrower and a statement of cash flows of the Borrower for the portion of the fiscal year up to the end of such period, and such other comments and financial details as are usually included in SEC Form 10-Q and certified by Borrower's chief financial officer or chief accounting officer. These statements shall be prepared in accordance with GAAP and shall be in such detail as the Bank may reasonably require, and the accuracy of the statements shall be certified by the chief executive or financial officer of the Borrower.

          6.1.3Adverse  Events;  Litigation.  Promptly  inform  the  Bank of the occurrence of any Default or Event of Default, or of any other occurrence which has or could reasonably be expected to have a Materially Adverse Effect upon the Borrower or any Guarantor, or upon any of Borrower's Subsidiaries, or upon the Borrower's ability to comply with its obligations hereunder. Borrower shall promptly inform Bank in writing upon obtaining knowledge of (i) the institution of, or threat of, any material action, proceeding, governmental investigation or arbitration against or affecting Borrower or any Guarantor not previously disclosed by Borrower in writing to Bank, including but not limited to any eminent domain or other condemnation proceedings affecting any of the MWP Pool Properties or any of the MWP II Pool Properties, or
               (ii) any material development in any action, suit, proceeding, governmental investigation or arbitration already disclosed, which has a Material Adverse Affect on Borrower or any Guarantor or any of the MWP Pool Properties or the MWP II Pool Properties, and shall provide such information as Bank may reasonably request to enable Bank and its counsel to evaluate such matters.

          6.1.4Shareholder Reports. Promptly furnish to the Bank upon becoming available a copy of all financial statements, reports, notices, proxy statements and other communications sent by the Borrower or any of its Subsidiaries to their stockholders, and all regular and periodic reports filed by the Borrower or any of its Subsidiaries with any securities exchange, the Securities and Exchange Commission, the Corporations and Securities Bureau of the Department of Corporations of the State of California or like agency for the State of Maryland or any governmental authorities succeeding to any or all of the functions of such Commission or Bureau.

          6.1.5Management Letters. Furnish to the Bank, promptly upon receipt thereof, copies of all management letters and other reports of substance submitted to the Borrower or any of its Subsidiaries by independent certified public accountants in connection with any annual or interim audit of the financial records of the Borrower or any of its Subsidiaries.

          6.1.6Other Information As Requested. Promptly furnish to the Bank such other information regarding the operations, business affairs and financial condition of the Borrower and its Subsidiaries as the Bank may reasonably request from time to time including but not limited to all such information necessary to determine Value and Value (Borrower Aggregate) as those terms are defined herein, and permit the Bank, its employees, attorneys and agents, to inspect all of the books, records and properties of the Borrower and its Subsidiaries at any reasonable time.

     6.2 Insurance. Keep its insurable properties and the insurable properties of its Subsidiaries adequately insured and maintain (a) insurance against fire and other risks customarily insured against under an "all-risk" policy and such additional risks customarily insured against by companies engaged in the same or a similar business to that of the Borrower or its Subsidiaries, as the case may be, (b) necessary worker's compensation insurance,

          (c) public liability and product liability insurance, and (d) such other insurance as may be required by law or as may be reasonably required in writing by the Bank, all of which insurance shall be in such amounts, containing such terms, in such form, for such purposes, prepaid for such time period, and written by such companies as may be satisfactory to the Bank. Notwithstanding anything to the contrary herein, Borrower is not required, unless otherwise required by applicable law, to maintain earthquake or flood or terrorist insurance. All such policies shall contain a provision whereby they may not be canceled or amended except upon thirty (30) days' prior written notice to the Bank. The Borrower will promptly deliver to the Bank, at the Bank's request, evidence satisfactory to the Bank that such insurance has been so procured and, with respect to casualty insurance relating to the MWP Pool Properties or MWP II Pool Properties, made payable to the Bank. If the Borrower fails to maintain satisfactory insurance as herein provided, the Bank shall have the option to do so, and the Borrower agrees to repay the Bank upon demand, with interest at the Variable Rate, all amounts so expended by the Bank. As to the MWP Pool Properties and/or MWP II Pool Properties, the Borrower hereby appoints the Bank or any employee or agent of the Bank as the Borrower's attorney-in-fact, which appointment is coupled with an interest and irrevocable, and authorizes the Bank or any employee or agent of the Bank, on behalf of the Borrower, to adjust and compromise any loss under said insurance and to endorse any check or draft payable to the Borrower in connection with returned or unearned premiums on said insurance or the proceeds of said insurance, and any amount so collected may be applied toward satisfaction of the Indebtedness, provided, however, that the Bank shall not be required hereunder so to act.

     6.3 Taxes. Pay promptly and within the time that they can be paid without late charge, penalty or interest all taxes, assessments and similar imposts and charges of every kind and nature lawfully levied, assessed or imposed upon the Borrower or its Subsidiaries, and their property, except to the extent being contested in good faith and, if requested by the Bank, bonded in an amount and manner satisfactory to the Bank. If, as to the MWP Pool Properties and/or MWP II Pool Properties, the Borrower shall fail to pay such taxes and assessments within the time they can be paid without penalty, late charge or interest the Bank shall have the option to do so, and the Borrower agrees to repay the Bank upon demand, with interest at the Variable Rate, all amounts so expended by the Bank.

     6.4 Maintain Corporation and Business. Do or cause to be done all things necessary to preserve and keep in full force and effect the Borrower's and each of its Subsidiaries' corporate existence, rights and franchises and comply with all applicable laws; maintain its good standing in all states and jurisdictions in which it is currently authorized to conduct business; continue to conduct and operate its and each of its Subsidiaries' business substantially as conducted and operated during the present and preceding calendar year; at all times maintain, preserve and protect all franchises and trade names and preserve all the remainder of its and its Subsidiaries' property and keep the same in good repair, working order and condition; and from time to time make, or cause to be made, all needed and proper repairs, renewals, replacements, betterments and improvements thereto so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

     6.5  Continued Status as a REIT;  Prohibited  Transactions.  Borrower will:
          (i)  continue  to be a real  estate  investment  trust as  defined  in
          Section 856 of the Internal Revenue Code (or any successor provision thereto), (ii) will not revoke its election to be a real estate investment trust; (iii) will not engage in any "prohibited transactions" as defined in Section 857(b) of the

          Internal Revenue Code (or any successor provision thereto) that the Bank reasonably believes could lead to Borrower's disqualification as a real estate investment trust as defined in Section 856 of the Internal Revenue Code (or any successor provision thereto); (iv) will continue to be entitled to a dividend paid deduction meeting the requirements of Section 857 of the Internal Revenue Code; and will otherwise comply with all provisions and requirements of Internal Revenue Code Sections 856 and 857 to maintain its real estate investment trust status under Section 856.

     6.6  Failure  of  Borrower  to  Qualify as Real  Estate  Investment  Trust.
          Borrower shall promptly inform Bank in writing, and in any event within forty eight (48) hours after Borrower has actual knowledge, of the following circumstances or occurrences: (i) Borrower failing to continue to qualify as a real estate investment trust as defined in
          Section 856 of the Internal Revenue Code (or any successor provision thereof); (ii) any act by Borrower causing or which will cause its election to be taxed as a real estate investment trust to be terminated; (iii) any act causing Borrower to be subject to the taxes imposed by Section 857(b)(6) of the Internal Revenue Code (or any successor provision thereto), or (iv) Borrower failing to be entitled to a dividends paid deduction which meets the requirements of Section 857 of the Internal Revenue Code.

     6.7 AMEX Listed Company. The common stock of Borrower shall at all times be listed for trading and be traded on the American Stock Exchange or any alternative recognized stock exchange.

     6.8 Compliance With Securities Laws. Borrower shall comply in all material respects with all rules and regulations with the Securities Exchange Commission and file all reports required by the Securities Exchange Commission relating to Borrower's publicly held securities.

     6.9 Maintain Minimum Tangible Net Worth. On a consolidated basis, Borrower shall maintain a Minimum Tangible Net Worth of not less than Eighty Million Dollars ($80,000,000.00), not including minority interests.

     6.10 Maintain Debt Service Coverage Ratio. On a consolidated basis, maintain a Debt Service Coverage Ratio of at least 2.90 to 1.00.

     6.11 Maintain Interest Coverage Ratio. On a consolidated basis, maintain an Interest Coverage Ratio of at least 3.35 to 1.00.

     6.12 Maintain Operating Accounts and Minimum Balance in Deposit Accounts. Borrower shall maintain all of its operating accounts with Bank. At all times hereunder, there shall be a combined average daily minimum balance of at least One Million Dollars ($1,000,000.00) in the non-interest bearing deposit account of Borrower (Cupertino National Bank account no. 1141422) (the "Borrower's Deposit Account").

     6.13 ERISA. (a) At all times meet and cause each of the Subsidiaries to meet the minimum funding requirements of ERISA with respect to the Borrower's and Subsidiaries' employee benefit plans subject to ERISA;
          (b) promptly after the Borrower knows or has reason to know (i) of the occurrence of any event, which would constitute a reportable event instituted or will institute proceedings to terminate an employee pension plan, deliver to the Bank a certificate of the chief financial officer of the Borrower setting forth details as to such event or proceedings and the action which the Borrower proposes to take with respect thereto, together with a copy of any notice of such event which may be required to be filed with the PBGC; and (c) furnish to the Bank (or cause the plan administrator to furnish the Bank) a copy of the annual return (including all schedules and attachments) for each plan covered by ERISA, and filed with the Internal Revenue Service by the Borrower not later than ten (10) days after such report has been so filed.

     6.14 Use of Loan Proceeds. Use the proceeds of the Revolving Loans hereunder only for the purposes set forth in the recitals to this Agreement and, as to each Revolving Loan made pursuant to a Notice of Borrowing, as set forth in such Notice of Borrowing.

7.   Negative Covenants.

     On a continuing  basis from the date of this  Agreement  until the later of
     (a) the Termination Date or (b) the date on which the Indebtedness is paid in full and the Borrower has performed all of its other obligations hereunder, the Borrower covenants and agrees that it will not, and will not permit any Subsidiary to:

     7.1 Stock Acquisition. Purchase, redeem, retire or otherwise acquire any of the shares of its capital stock, or make any commitment to do so.

     7.2 Indebtedness (Maximum Borrower Aggregate Loan-to-Value) and Loan-to-Value of MWP Pool Properties and MWP II Pool Properties. Permit the Total Loans of Borrower to exceed fifty percent (50%) of Value (Borrower Aggregate) or permit the Commitment Amount to exceed fifty percent (50%) of the total combined Value of the MWP Pool Properties and the MWP II Pool Properties

     7.3 Extension of Credit. Make loans, advances or extensions of credit to any Person, except for sales on open account and otherwise in the ordinary course of business.

     7.4 Subordinate Indebtedness. Subordinate any indebtedness due to Borrower from a Person to indebtedness or other creditors of such Person.

     7.5 Property Transfer, Merger or Lease-Back. (a) Sell, transfer or otherwise dispose of properties and assets having an aggregate book value of more than Three Hundred Fifty Million Dollars ($350,000,000.00) (whether in one transaction or in a series of transactions) except as to the sale of inventory in the ordinary course of business; (b) change its name, consolidate with or merge into any other corporation or entity, permit another corporation or entity to merge into it, enter into any reorganization or recapitalization or reclassify its capital stock, or (c) enter into any sale-leaseback transaction where Borrower is lessee.

     7.6 Pension Plan. (a) Allow any fact, condition or event to occur or exist with respect to any employee pension or profit sharing plans established or maintained by it which might constitute grounds for termination of any such plan or for the court appointment of a trustee to administer any such plan, or (b) permit any such plan to be the subject of termination proceedings (whether voluntary or involuntary) from which termination proceedings there may result a liability of the Borrower or any of its Subsidiaries to the PBGC which, in the opinion of the Bank, will have a materially adverse effect upon the operations, business, property, assets, financial condition or credit of the Borrower or any of its Subsidiaries.

     7.7 Misrepresentation. Furnish the Bank with any certificate or other document that contains any untrue statement of a material fact or omits to state a material fact necessary to make such certificate or document not misleading in light of the circumstances under which it was furnished.

     7.8 Margin Stock. Apply any of the proceeds of the Note or of any loan in any manner which might cause the extension of credit or the application of such proceeds to violate Regulation G, U or X (or any regulations, interpretations or rulings thereunder) or any other regulation of the Federal Reserve Board or to violate the Securities Exchange Act of 1934 (as amended to the date hereof and from time to time hereafter) or the Securities Act of 1933 (as amended to the date hereof and from time to time hereafter).

     7.9 Amendment of Constituent Documents. Amend or re-state its articles of incorporation or by-laws without the prior written consent of Bank, except (i) to increase authorized capital, (ii) as required by applicable law or applicable tax requirements, or (iii) as prudent to maintain qualification as a real estate investment trust as defined in
          Section 856 of the Internal Revenue Code or any successor provision thereto.

     7.10 Organization of Borrower. Cease to remain a Maryland corporation or cease to maintain its position, interests and status as General Partner of MWP and MWP II.

8.   Events of Default, Enforcement, Application of Proceeds

     8.1 Events of Default. The occurrence of any of the following conditions or events shall constitute an Event of Default hereunder if either:
          (i) the condition or event is continuing for more than ten (10) days after the Bank sends written notice thereof, or (ii) the condition or event is reasonably deemed by the Bank to require immediate action to protect its rights hereunder:

          8.1.1Failure to Pay Monies Due. If the Borrower shall fail to pay, when due, any principal or interest or other sums due under the Revolving Credit Note or this Agreement or any taxes, insurance or other amount payable by the Borrower under this Agreement or if the Borrower, any of its Subsidiaries or the Guarantor shall fail to pay, when due, any indebtedness, obligation or liability whatsoever of the Borrower, any of its Subsidiaries or the Guarantor to the Bank.

          8.1.2Breach of Covenants. If Borrower shall fail to satisfy or perform any of the covenants in this Agreement including without limitation Section 6 and Section 7.

          8.1.3Defaults Under the Guaranty. If Guarantors or either of them shall fail to perform or observe or purport to revoke or terminate any agreement, covenant, or obligation under the Guaranty; or any representation or warranty made or deemed to be made by any such Guarantor in any Loan Document or in any statement, certificate or financial statement or information of any kind at any time given by such Guarantor pursuant to any Loan Document to Bank, shall be false, incorrect or misleading in any material respect as of the date made.

          8.1.4Defaults Under the Non-Encumbrance Agreement. If Borrower, MWP or MWP II or either of them shall fail to perform or observe any agreement, covenant, or obligation under the Non-Encumbrance Agreement; or any representation or warranty made or deemed to be made by Borrower, MWP or MWP II in any Loan Document or in any statement, certificate or financial statement or information of any kind at any time given by MWP or MWP II pursuant to any Loan Document to Bank, shall be false, incorrect or misleading in any material respect as of the date made.

          8.1.5Misrepresentation. If any warranty or representation of the Borrower in connection with or contained in this Agreement or any Loan Document, or if any financial data or other information now or hereafter furnished to the Bank by or on behalf of the Borrower, shall prove to be false, incorrect or misleading in any material respect.

          8.1.6Solvency; Material Adverse Change. If Borrower or any Guarantor shall cease to be Solvent, or there shall have occurred any Material Adverse Effect in the business, operations, properties, assets or condition (financial or otherwise) of Borrower or any Guarantor.

          8.1.7Other Defaults.  If the Borrower,  any of its Subsidiaries or the
               Guarantor shall default in the payment when due of any of its indebtedness (other than to the Bank) or in the observance or performance of any term, covenant or condition in any agreement or instrument evidencing, securing or relating to such indebtedness, and such default be continued for a period sufficient to permit acceleration of the indebtedness, irrespective of whether there has been acceleration by the holder thereof. Notwithstanding the foregoing, such a default shall not constitute an Event of Default hereunder if all persons to whom the indebtedness is owed has fully and completely and in writing waived the default. In addition, if a default occurs and continues to exist on an indebtedness of the Borrower that is secured by real property and is fully non-recourse to the Borrower, such default may not represent a default under this agreement if Bank, it its sole discretion, determines that Borrower is in compliance and can maintain compliance going forward with all the financial covenants of this Agreement.

          8.1.8Judgments.  If there shall be rendered against the Borrower,  any of its Subsidiaries or the Guarantor one or more judgments or decrees involving an aggregate liability of Five Million Dollars ($5,000,000.00) or more, which has or have become non-appealable and shall remain undischarged, unsatisfied by insurance and unstayed for more than thirty (30) days, whether or not consecutive; or if a writ of attachment or garnishment against the property of the Borrower, any of its Subsidiaries or the Guarantor shall be issued and levied in an action claiming Five Million Dollars ($5,000,000.00) or more and not released or appealed and bonded in an amount and manner satisfactory to the Bank within twenty-five (25) days after such issuance and levy.

          8.1.9Business Suspension, Bankruptcy, Etc. If the Borrower, any of its
               Subsidiaries or the Guarantor shall voluntarily suspend transaction of its business; or if the Borrower, any of its Subsidiaries or the Guarantor shall not pay its debts as they mature or shall make a general assignment for the benefit of creditors, or proceedings in bankruptcy, or for reorganization or liquidation of the Borrower, any of its Subsidiaries or the

               Guarantor under the Bankruptcy Code or under any other state or federal law for the relief of debtors shall be commenced or shall be commenced against the Borrower, any of its Subsidiaries or the Guarantor and shall not be discharged within twenty-five (25) days of commencement; or a receiver, trustee or custodian shall be appointed for the Borrower, any of its Subsidiaries or the Guarantor or for any substantial portion of their respective properties or assets.

          8.1.10Change  of  Management   or  Ownership.   If the  Borrower  or a
               controlling portion of its voting stock or a substantial portion of its assets comes under the practical, beneficial or effective control of one or more persons other than Carl Berg, whether by reason of death, merger, consolidation, sale or purchase of stock or assets or otherwise; and Ray Marino, who is the President and COO of the Borrower, shall no longer remain in such offices, whether by reason of death, resignation or otherwise; and any such change of control or office holder may adversely affect, in the sole judgment of the Bank, the ability of the Borrower to carry on its business as conducted before such change.

          8.1.11Inadequate  Funding or Termination of  Employee Benefit Plan(s).
               If the Borrower, any of its Subsidiaries or the Guarantor shall fail to meet its minimum funding requirements under ERISA with respect to any employee benefit plan established or maintained by it, or if any such plan shall be subject of termination proceedings (whether voluntary or involuntary) and there shall result from such termination proceedings a liability of Borrower, any of its Subsidiaries or the guarantor to the PBGC which in the opinion of the Bank will have a materially adverse effect upon the operations, business, property, assets financial condition or credit of the Borrower, any of its Subsidiaries or the Guarantor, as the case may be.

          8.1.12Occurrence of Certain  Reportable Events.  If there shall occur, with respect to any pension plan maintained by the Borrower, any of its Subsidiaries or the Guarantor any reportable event (within the meaning of Section 4043(b) of ERISA) which the Bank shall determine constitutes a ground for the termination of any such plan, and if such event continues for thirty (30) days after the Bank gives written notice to the Borrower, provided that termination of such plan or appointment of such trustee would, in the opinion of the Bank, have a materially adverse effect upon the operations, business, property, assets, financial condition or credit of the Borrower, any of its Subsidiaries or the Guarantor, as the case may be.

     8.2 Acceleration of Indebtedness; Remedies. Upon the occurrence of an Event of Default, at the Bank's option, the Bank shall have no further obligation to advance funds to Borrower and the Commitment shall terminate. Upon the occurrence of an Event of Default, all Indebtedness shall be due and payable in full immediately at the option of the Bank without presentation, demand, protest, notice of dishonor or other notice of any kind, all of which are hereby expressly waived. Upon the occurrence of an Event of Default, the Bank shall have and may exercise any one or more of the rights and remedies for which provision is made hereunder or under any other document contemplated hereby or for which provision is provided by law or in equity, including, without limitation, the right to set off against the Indebtedness any amount owing by the Bank to the Borrower and/or any property of the Borrower in possession of the Bank. Any amounts collected by the Bank after an Event of Default may be applied, at the Bank's option and in any order against outstanding principal, interest, fees and/or costs.

     8.3 Cumulative Remedies. The remedies provided for herein are cumulative to the remedies for collection of the Indebtedness as provided by law, in equity or by any document contemplated hereby. Nothing herein contained is intended, nor shall it be construed, to preclude the Bank from pursuing any other remedy for the recovery of any other sum to which the Bank may be or become entitled for the breach of this Agreement by the Borrower.

9.   Miscellaneous.

     9.1 Effectiveness. This Agreement shall become effective when Borrower and Bank have duly executed and delivered signature pages of this Agreement to each other, and Borrower has delivered a Guaranty executed by each Guarantor, and the Non-Encumbrance Agreement executed by MWP and MWP II.

     9.2 Independent Rights. No single or partial exercise of any right, power or privilege hereunder, or any delay in the exercise thereof, shall preclude other or further exercise of the rights of the parties to this Agreement.

     9.3 Covenant Independence. Each covenant in this Agreement shall be deemed to be independent of any other covenant, and an exception or illegality of one covenant shall not create an exception or illegality in another covenant.

     9.4 Waivers and Amendments. No forbearance, delay or omission on the part of the Bank in enforcing any of its rights under this Agreement or any of the Loan Documents, nor any renewal, extension or rearrangement of any payment or covenant to be made or performed by the Borrower hereunder, shall constitute or be construed as a waiver of any of the terms of, or remedies of Bank under, this Agreement or any of the Loan Documents or of any such right. No Default or Event of Default shall be waived by the Bank except in a writing signed and delivered by an officer of the Bank, and no waiver of any other Default or Event of Default shall operate as a waiver of any Default or Event of Default or of the same Default or Event of Default on a future occasion. No other amendment, modification or waiver of, or consent with respect to, any provision of this Agreement or the Note or any other Loan Documents contemplated hereby shall be effective unless the same shall be in writing and signed and delivered by a duly authorized officer of the Bank and the President and CEO of the Borrower.

     9.5 Governing Law. This Agreement, and each and every term and provision hereof, shall be governed by and construed in accordance with the internal law of the State of California. If any provisions of this Agreement shall for any reason be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof, but this Agreement shall be construed as if such invalid or unenforceable provisions had never been contained herein.

     9.6 Survival of Warranties, Etc. All of the Borrower's covenants, agreements, representations and warranties made in connection with this Agreement and any document contemplated hereby shall survive the borrowing and the delivery of the Note hereunder and shall be deemed to have been relied upon by the Bank, notwithstanding any investigation heretofore or hereafter made by the Bank. All statements contained in any certificate or other document delivered to the Bank at any time by or on behalf of the Borrower pursuant hereto or in connection with the transactions contemplated hereby shall constitute representations and warranties by the Borrower in connection with this Agreement.

     9.7 Costs and Expenses. The Borrower agrees that it will reimburse the Bank, upon demand, for all reasonable fees and out-of-pocket costs incurred by the Bank in connection with (i) collecting or attempting to collect the Indebtedness or any part thereof, (ii) maintaining or defending the Bank's security interests or liens, if any (or the priority thereof), (iii) the enforcement of the Bank's rights or remedies under this Agreement or the other documents contemplated hereby, (iv) the preparation or making of any amendments, modifications, waivers or consents with respect to this Agreement or the other documents contemplated hereby, and/or (v) any other matters or proceedings arising out of or in connection with any lending arrangement between the Bank and the Borrower, which costs and expensesinclude without limit payments made by the Bank for taxes, insurance, assessments, or other costs or expenses which the Borrower is required to pay under this Agreement or the other documents contemplated hereby; audit expenses; court costs and reasonable attorneys' fees (whether in-house or outside counsel is used, whether legal assistants are used, and whether such costs are incurred in formal or informal collection actions, federal bankruptcy proceedings, of Borrower or Guarantor or affecting any collateral or rights of Bank, whether an involuntary or voluntary bankruptcy case, including, without limitation, all attorneys' fees and costs incurred in connection with motions for relief from stay, cash collateral motions, nondischargeability motions, preferential liability motions, fraudulent conveyance liability motions, fraudulent transfer liability motions and all other motions brought by Borrower, Guarantor, Bank or third parties in any way relating to Bank's rights with respect to such Borrower, Guarantor, or third party and/or affecting any collateral securing any obligation owed to Bank by Borrower, Guarantor, or any third party, probate proceedings, on appeal or otherwise); and all other costs and expenses of the Bank incurred in connection with any of the foregoing.

     9.8 Attorneys' Fees and Costs. Bank may hire or pay someone else to help collect the Note if Borrower does not pay. In such event, Borrower agrees to pay all reasonable fees and out-of-pocket costs incurred by Bank in connection with collecting the Note. In addition, the prevailing party (the "Prevailing Party") in any litigation, arbitration, bankruptcy proceeding, or other formal or informal resolution (collectively, a "Proceeding") brought by Bank or any party to this Agreement of any claims brought to enforce the terms of this Agreement or any of the Loan Documents based upon, arising from, or in any way related to this Agreement or the transactions contemplated herein, including without limitation contract claims, tort claims, breach of duty claims, and all other common law or statutory claims (collectively, the "Claims"), shall be entitled to recover from such other party all its fees and costs incurred in connection with the Proceeding, including without limitation all its attorneys' fees and costs, whether incurred by in-house counsel or outside counsel, all its expert witness and/or consultant's fees and costs, all its paralegal fees and costs, and all its other costs and expenses, regardless of whether such costs are otherwise statutorily recoverable (collectively, the "Fees and Costs"), and including without limitation all the Fees and Costs incurred by the Prevailing Party in connection with proceedings in bankruptcy for relief from and/or modification of automatic stay, for orders of nondischargeability, and/or regarding use of cash collateral, claims, and/or plans. The Prevailing Party shall also be entitled to recover from such other party all its costs incurred in enforcing the judgment or award giving rise to the Prevailing Party's status as the Prevailing Party. Each party hereto acknowledges that it is on notice that, in the event that the other party retain the services of one or more experts in connection with the Proceeding, such other party will seek to recover the fees and costs of such expert or experts hereunder, and that, if such party becomes the Prevailing Party in the Proceeding, such party shall be entitled to recover such fees and costs hereunder, whether such fees and costs are sought before trial, during trial, or by post-trial motion or memorandum of costs. The parties to this Agreement waive the provisions of Civil Code section 1717(b)(2), and agree that, in the event of a unilateral voluntary dismissal, the dismissed party shall be deemed the Prevailing Party entitled to the recovery of all of its Fees and Costs.

     9.9 Payments on Saturdays, Etc. Whenever any payment to be made hereunder shall be stated to be due on a Saturday, Sunday or any other day which is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension, if any, shall be included in computing interest in connection with such payment.

     9.10 Binding Effect. This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and assigns; provided, however, that the Borrower may not assign or transfer its rights or obligations hereunder without the prior written consent of the Bank. Borrower authorizes Bank, without notice or demand and without affecting Borrower's liability hereunder, to assign, without notice, the Loan Documents or the Indebtedness in whole or in part and Bank's rights thereunder to anyone at any time or to transfer one or more participation interests in the Loan Documents or the Indebtedness in whole or in part to one or more purchasers and provide information to prospective purchasers relating to Borrower. The Bank agrees, upon written request by Borrower, to provide the identity of any current participants.

     9.11 Maintenance of Records. The Borrower will keep all of its records concerning its business operations and accounting at its principal place of business. The Borrower will give the Bank prompt written notice of any change in its principal place of business, or in the location of its records.

     9.12 Notices. All notices and communications provided for herein or in any document contemplated hereby or required by law to be given shall be in writing and shall be served (i) personally in which case the notice or communication is effective immediately, (ii) by overnight mail by a national, reputable carrier, in which case the notice or communication is effective upon deposit with such carrier, (ii) by certified mail in which case the notice or communication is effective upon mailing, or
          (iv) by first class mail, postage prepaid in which case the notice or communication is effective two (2) days after mailing, with all notices or communications to be delivered, mailed, or sent as aforesaid as follows: (a) If the Borrower, to: Mission West Properties, Inc., 10050 Bandley Drive, Cupertino, CA 95014, and (b) if to the Bank, to: Cupertino National Bank, 20230 Stevens Creek Boulevard, Cupertino, CA 95014, Attention Mr. Michael Zukin, or to such other address as a party shall have designated to the other in writing in accordance with this section.

     9.13 Counterparts.   This   Agreement  may  be  signed  in  any  number  of
          counterparts with the same effect as if the signatures were upon the same instrument.

     9.14 Headings. Article and section headings in this Agreement are included for the convenience of reference only and shall not constitute a part of this Agreement for any purpose.

     9.15 Release and Discharge. Upon full payment of the Indebtedness and performance by the Borrower of all its other obligations hereunder, except as otherwise provided in this Agreement including without limitation in Sections 2.15 and 5.17(e), the parties shall thereupon automatically each be fully, finally and forever released and discharged from any claim, liability or obligation in connection with this Agreement and the Loan Documents.

     9.16 Waiver of Jury Trial. BANK AND BORROWER EACH HEREBY ACKNOWLEDGES THAT THE RIGHT TO TRIAL BY JURY MAY BE WAIVED. AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, EACH PARTY HERETO KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVE ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS AGREEMENT OR ANY LOAN DOCUMENT.

          EACH PARTY HERETO ACKNOWLEDGES THAT IT HAS HAD THE OPPORTUNITY TO READ AND REVIEW WITH ITS COUNSEL THIS AGREEMENT, AND EACH PARTY ACKNOWLEDGES HAVING READ AND UNDERSTOOD THE MEANING AND EFFECT OF THIS DOCUMENT BEFORE SIGNING IT.

     9.17 Further Assurances. Immediately following reasonable request by the Bank, the Borrower shall provide to the Bank such further documents, instruments, and assurances as may be requested from time to time by Bank in connection with this Agreement or any documents executed in connection herewith.

     9.18 Integrated Agreement. This is an integrated agreement. Except as set forth specifically otherwise herein and except for the Loan Documents, it supersedes all prior representations and agreements, if any, between the parties to this Agreement and other respective legal counsel relating to the subject matter hereof. This Agreement and the exhibits hereto and the other Loan Documents when executed contain the entire and only understanding between the parties, and may not be altered, amended or extinguished, except by a writing which expressly refers to this instrument and is signed subsequent to the execution of this instrument by the parties to this Agreement.

         IN WITNESS WHEREOF, the Borrower and the Bank have caused this Agreement to be executed by their duly authorized officers as of the day and year first written above.


                             MISSION WEST PROPERTIES, INC.
                             A Maryland corporation


                             By: /s/ Carl E. Berg
                             --------------------------------------------
                             Its: Chairman & CEO


                             By: /s/ Raymond V. Marino
                             --------------------------------------------
                             Its: President & COO


                             CUPERTINO NATIONAL BANK


                             By: /s/ Michael Zukin
                             --------------------------------------------
                             Its: Vice President

EXHIBIT 10.30


                               CONTINUING GUARANTY


                                                                   July 12, 2002

Cupertino National Bank
20230 Stevens Creek Boulevard
Cupertino, CA 95014


TO:      Cupertino National Bank

     For good and valuable consideration the receipt of which is hereby acknowledged, and in order to induce Cupertino National Bank (the "Bank"), to extend and/or continue to extend financial accommodations to Mission West Properties, Inc., a Maryland corporation ("Borrower"), pursuant to the terms and conditions of that certain Revolving Credit Loan Agreement and Revolving Credit Note (individually and collectively, the "Agreement"), dated July 12, 2002, evidencing and otherwise relating to a revolving loan by Bank to Borrower up to the total principal amount of Forty Million Dollars ($40,000,000.00) (the "Loan") Mission West Properties, L.P., a Delaware limited partnership ("Guarantor"), whose address is 10050 Bandley Drive, Cupertino, California 95014, hereby, jointly and severally, guarantees, promises, represents, warrants, covenants and undertakes to Bank and its successors and assigns as follows:

     1. Guarantor unconditionally, absolutely and irrevocably guarantees and promises to pay to Bank, or order, on demand, in lawful money of the United States, any and all indebtedness and/or obligations of Borrower to Bank and the payment to Bank of all sums which may be presently due and owing and of all sums which shall in the future become due and owing to Bank from Borrower under the Agreement. The terms "indebtedness" and "obligations" (hereinafter collectively referred to as the "Obligations") are used herein in their most comprehensive sense and include, without limitation, the Loan and any and all advances to, or debts, obligations, and liabilities of Borrower, heretofore, now, or hereafter made, incurred, or created, whether voluntarily or involuntarily, and however arising, including, without limitation, (i) indebtedness owing by Borrower to third parties who have granted Bank a security interest in the accounts, chattel paper and/or general intangibles of said third party; (ii) any and all attorneys' fees, expenses, costs, premiums, charges and/or interest owed by Borrower to Bank, whether under the Agreement, or otherwise, whether due or not due, absolute or contingent, liquidated or unliquidated, determined or undetermined, whether Borrower may be liable individually or jointly with others, whether recovery upon such indebtedness may be or hereafter becomes barred by any statute of limitations or whether such indebtedness may be or hereafter becomes otherwise unenforceable, and includes Borrower's prompt, full and faithful performance, observance and discharge or each and every term, condition, agreement, representation, warranty undertaking and provision to be performed by Borrower under the Agreement; (iii) any and all obligations or liabilities of Borrower to Bank arising out of any other agreement by Borrower including without limitation any agreement to indemnify Bank for environmental liability or to clean up hazardous waste; (iv) any and all indebtedness, obligations or liabilities for which Borrower would otherwise be liable to Bank were it not for the invalidity, irregularity or unenforceability of them by reason of any bankruptcy, insolvency or other law or order of any kind, including from and after the filing by or against Borrower of a bankruptcy petition, whether an involuntary or voluntary bankruptcy case, and all attorneys' fees related thereto; and (v) any and all amendments, modifications, renewals and/or extensions of any of the above, including without limit amendments, modifications, renewals and/or extensions which are evidenced by new or additional instruments, documents or agreements.

     2. This Guaranty ("Guaranty") is a continuing guaranty which shall remain effective until full satisfaction of all of the Obligations to the Bank (including without limitation those which arise under successive transactions under the Agreement), full satisfaction by Guarantor of its obligations under this Guaranty, and the termination of the Bank's obligations under the Agreement.

     3. Guarantor agrees that it is directly and primarily liable to Bank, that the obligations hereunder are independent of the obligations of Borrower, and that a separate action or actions may be brought and prosecuted against Guarantor irrespective of whether Borrower is joined in any such action or actions. Guarantor agrees that any releases which may be given by Bank to Borrower or any other guarantor or endorser shall not release it from this Guaranty.

     4. In the event that any bankruptcy, insolvency, receivership or similar proceeding is instituted by or against Guarantor and/or Borrower or in the event that either Guarantor or Borrower become insolvent, make an assignment for the benefit of creditors, or attempts to effect a composition with creditors, or if there be any default under the Agreement (whether declared or not), then, at Bank's election, without notice or demand, the obligations of Guarantor created hereunder shall become due, payable and enforceable against Guarantor whether or not the Obligations are then due and payable.

     5.  Guarantor  agrees to defend,  indemnify and hold Bank harmless from and against all obligations, demands, judgments, claims and liabilities, by whomsoever asserted and against all losses, fees, expenses and costs in any way suffered, incurred, or paid by Bank as a result of or in any way arising out of, following, or consequential to Bank's or Guarantor's transactions with Borrower under the Agreement, and also agrees that this Guaranty shall not be impaired by any modification, supplement, extension, or amendment of any contract or agreement to which Bank and Borrower may hereafter agree, nor by any modification, release, or other alteration of any of the Obligations hereby guaranteed or of any security therefor, nor by any agreements or arrangements whatsoever with Borrower or anyone else.

     6. Guarantor hereby authorizes Bank, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the interest rate, time for payment, or the other terms of the Agreement or of any of the Obligations guaranteed hereby, and exchange, enforce, waive, and release any security therefor; (b) apply any such security and direct the order or manner of sale thereof as Bank in its discretion may determine; (c) release or substitute any one or more endorser(s) or guarantor(s); and (d) assign, without notice, this Guaranty or the Indebtedness in whole or in part and/or Bank's rights thereunder to anyone at any time and/or transfer one or more participation interests in the Obligations or any of them and this Guaranty to one or more purchasers and provide information to prospective purchasers relating to Borrower or Guarantor. The Bank agrees, upon written request by Guarantor, to provide the identity of any current participants. Guarantor agrees that Bank may do any or all of the foregoing in such manner, upon such terms, and at such times as Bank, in its discretion, deems advisable, without, in any way or respect, impairing, affecting, reducing or releasing Guarantor from its undertakings hereunder and Guarantor hereby consents to each and all of the foregoing acts, events and/or occurrences.

     7. Guarantor hereby waives any right to assert against Bank as a defense, counterclaim, set-off or cross-claim, any defense (legal or equitable), set-off, counterclaim, and/or claim which Guarantor may now or at any time hereafter have against Borrower and/or any other party liable to Bank in any way or manner.

     8. Guarantor hereby waives all defenses, counterclaims and off-sets of any kind or nature, arising directly or indirectly from the present or future lack of perfection, sufficiency, validity and/or enforceability of the Agreement, or any security interest granted in connection therewith.

     9. Guarantor hereby waives any defense arising by reason of any claim or defense based upon an election of remedies by Bank that in any manner impairs, affects, reduces, releases, destroys and/or extinguishes Guarantor's subrogation rights, rights to proceed against Borrower or any other person for subrogation, reimbursement, exoneration, contribution, indemnification or participation in any claim, right or remedy against Borrower or any other person for any security which Bank now has or hereafter acquires, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise, and/or any rights of Guarantor to proceed against Borrower or against any other person or security, including, but not limited to, any defense based upon an election of remedies by Bank. Guarantor expressly waives all benefits which might otherwise be available to Guarantor under California Civil Code Sections 2809, 2810, 2815, 2819, 2822, 2839, 2845, 2847, 2848, 2849, 2850, and 3433 and California Code of Civil
Procedure Sections 580a, 580b, 580d and 726, as those statutory provisions are now in effect and hereafter amended, and under any other similar statutes now and hereafter in effect deemed applicable to this Guaranty and its enforcement.

Guarantor acknowledges that neither the Indebtedness nor the obligations hereunder are secured by an interest in real property, but to the extent that it should ever be determined that either the Indebtedness or the obligations hereunder are so secured or should the Indebtedness or the obligations hereunder be so secured in the future, Guarantor agrees to the following:

     The guarantor waives all rights and defenses that the guarantor may have because the debtor's debt is secured by real property. This means, among other things:

          (1)  A  creditor  may  collect  from  the   guarantor   without  first
               foreclosing on any real or personal property collateral pledged by the debtor;

          (2) If a creditor forecloses on any real property collateral pledged by the debtor:

               (A) The amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price,
               (B) The creditor may collect from the guarantor even if the creditor, by foreclosing on the real property collateral, has destroyed any right the guarantor may have to collect from the debtor.

This is an unconditional and irrevocable waiver of any rights and defenses the Guarantor may have because the Borrower's debt is or may be secured by real property. These rights and defenses include, but are not limited to, any rights or defenses based upon Section 580a, 6580b, 580d, or 726 of the California Code of Civil Procedure.

The undersigned further understands that, absent this waiver, California law, including without limitation the laws cited above, could afford the undersigned one or more affirmative defenses to any action maintained by Bank against the undersigned on this Guaranty. Notwithstanding any foreclosure of the lien of any security instrument, with respect to any or all property secured thereby, whether by the exercise of the power of sale contained therein, by an action for judicial foreclosure, or by an acceptance of a deed in lieu of foreclosure, Guarantor shall remain bound under this Guaranty. Without limiting the generality of the foregoing, Guarantor acknowledges that, but for the waiver of such rights in this Guaranty, Guarantor has or may have rights of subrogation or reimbursement against Borrower arising from Guarantor's status as surety and guarantor of Borrower's obligations to Bank. Therefore, in addition to the above waivers, Guarantor hereby agrees that if now or hereafter Borrower is or shall become insolvent and the Indebtedness or Obligations shall not at all times be fully secured by collateral pledged by Borrower, Guarantor hereby forever waives and gives up in favor of Bank and Borrower, and Bank's and Borrower's respective successors and assigns, any claim or right to payment Guarantor may now have or hereafter have or acquire against Borrower, by subrogation or otherwise, so that at no time shall Guarantor be or become a "creditor" of Borrower within the meaning of 11 U.S.C. section 547(b), or any successor provision of the Federal bankruptcy laws.

Guarantor acknowledges that Guarantor has been provided the opportunity to discuss with Guarantor's counsel the effect and meaning of the waivers set forth in this paragraph. Nothing within this paragraph is to be construed to limit the generality of any other term or provision within this Guaranty.

     10. Guarantor waives all presentments, demands for performance, notices of non-performance, protests, notices of protest, notices of dishonor, notices of default, notices of intent to accelerate or demand payment of any kind, diligence in collecting any Obligations, notices of acceptance of this Guaranty, notices of the existence, creation, or incurring of new or additional indebtedness, notices respecting the terms, time and place of any public or private sale of personal property security held from Borrower or any other person, and all other notices or formalities to which Guarantor may be entitled. Bank may modify the terms of the Agreement or of any Obligations, compromise, extend, increase, accelerate, renew or forbear to enforce payment of any or all Obligations or other sums due under the Agreement, or permit Borrower to incur additional Obligations, all without notice to Guarantor and without affecting in any manner the unconditional obligation of Guarantor under this Guaranty. Guarantor further waives any and all other notices to which Guarantor might otherwise be entitled. Guarantor acknowledges and agrees that the liabilities created by this Guaranty are direct and are not conditioned upon pursuit by Bank of any remedy Bank may have against Borrower or any other person or any security. No invalidity, irregularity or unenforceability of any part or all of the Agreement or any other Obligations or any documents evidencing the same, by reason of any bankruptcy, insolvency or other law or order of any kind or for any other reason, and no defense or setoff available at any time to Borrower, shall impair, affect or be a defense or setoff to the obligations of Guarantor under this Guaranty.

     11. Any and all present and future debts and obligations of Borrower to Guarantor are hereby postponed in favor of and subordinated to the full payment and performance of all present and future debts and obligations of Borrower to Bank. All monies or other property of Guarantor at any time in Bank's possession may be held by Bank as security for any and all obligations of Guarantor to Bank no matter how or when arising, whether absolute or contingent, whether due or to become due, and whether under this Guaranty or otherwise. Guarantor also agrees that Bank's books and records showing the account between Bank and Borrower shall be admissible in any action or proceeding and shall be binding upon Guarantor for the purpose of establishing the terms set forth therein and shall constitute prima facie proof thereof.

     12. Based solely on its own independent investigation and not upon any information provided by Bank, Guarantor acknowledges and represents and warrants that it is presently informed of the financial condition of Borrower and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations or non-performance of the Agreement. Guarantor hereby covenants that it will continue to keep itself informed of Borrower's financial condition and of all other circumstances which bear upon the risk of nonpayment. Guarantor hereby waives its rights, if any, to require the disclosure of, and Bank is relieved of any obligation or duty to disclose to Guarantor, any information which Bank may now or hereafter acquire concerning such condition or circumstances. Guarantor agrees that it is not relying upon nor expecting Bank to disclose to Guarantor any fact now or later known by Bank, whether relating to the operations or condition of Borrower, the existence, liabilities or financial condition of any co-guarantor of the Obligations, the occurrence of any default with respect to the Obligations including but not limited to under the Agreement, or otherwise, notwithstanding any effect these facts may have upon Guarantor's risk under this Guaranty or Guarantor's rights against Borrower. Guarantor knowingly accepts the full range of risk encompassed in this Guaranty, which risk includes without limit the possibility that Borrower may incur Obligations to Bank after the financial condition of Borrower, or its ability to pay its debts as they mature, has deteriorated.

     13. On a continuing basis from the date of this Guaranty and at all times during its effectiveness, Guarantor hereby represents and warrants to Bank as follows: (a) Guarantor is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware and in good standing under the laws of, and is authorized to do business in, the State of California, (b) Guarantor has the power and authority to own its properties and assets and to carry out its business as now being conducted and is qualified to do business and in good standing in every jurisdiction wherein such qualification is necessary, (c) Guarantor has the power and authority to execute, deliver and perform this Guaranty in accordance with its terms, and to do any and all other things required of it hereunder, (d) the execution, delivery and performance of this Guaranty have been duly authorized by all requisite partnership action and will not violate any provision of Guarantor's partnership or other constituency agreements or partnership certificates or any provision of any indenture, note, agreement or other instrument to which the Guarantor is a party, or by which it or any of Guarantor's properties or assets are bound, (e) there are no actions, suits or proceedings, at law or in equity, and no proceedings before any arbitrator or by or before any governmental commission, board, bureau, or other administrative agency, pending, or, to the best knowledge of the Guarantor, threatened against or affecting Guarantor which, if adversely determined, could materially impair the right of Guarantor to carry on business substantially as now conducted or could have a material adverse effect upon the financial condition of Guarantors, (f) upon the Bank's request and Borrower's failure to timely provide to the Bank, Guarantor will provide to the Bank financial and credit information in form acceptable to the Bank, and such information and all consolidated and consolidating balance sheets, earnings statements and other financial data furnished to the Bank for the purposes of, or in connection with, the Agreement and this Guaranty do or will fairly present the financial condition of Guarantor, as of their dates, and the results of Guarantor's operations for the periods, for which the same are furnished to the Bank, and Guarantor has no material contingent obligations, liabilities for taxes, long-term leases or unusual forward or long-term commitments not disclosed by, or reserved against in, all such financial information provided to Bank, and (g) Guarantor is solvent, able to pay its debts as they mature, has capital sufficient to carry on its business and has assets the fair market value of which exceed its liabilities.

     14. Guarantor covenants and agrees that, at all times during the effectiveness of this Guaranty, Guarantor will do or cause to be done all things necessary to preserve and keep in full force and effect Guarantor's partnership existence, rights and franchises and comply with all applicable laws; maintain its good standing in all states and jurisdictions in which it is currently authorized to conduct business; continue to conduct and operate its business substantially as conducted and operated during the present and preceding calendar year; at all times maintain, preserve and protect all franchises, trade names and preserve all the remainder of its property and keep the same in good repair, working order and condition; and from time to time make, or cause to be made, all needed and proper repairs, renewals, replacements, betterments and improvements thereto so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

     15. Guarantor covenants and agrees that, at all times during the effectiveness of this Guaranty, it will not transfer all or substantially all of its assets and that it will not dissolve or wind-up its affairs or otherwise cease doing business or transfer its assets in such a way as to impair Guarantor's ability to perform its obligations under this Guaranty.

     16. Notwithstanding any prior revocation, termination, surrender or discharge of this Guaranty in whole or part, this Guaranty shall continue in full force and effect until Borrower's Obligations including but not limited to under the Agreement are fully paid, performed and discharged and Bank gives Guarantor written notice of that fact. Borrower's Obligations shall not be considered fully paid, performed and discharged unless and until all payments by Borrower to Bank are no longer subject to any right on the part of any person whomsoever including but not limited to Borrower, Borrower as a debtor-in-possession, and/or any trustee or receiver in bankruptcy, to set aside such payments or seek to recoup the amount of such payments, or any part thereof. In the event that any such payments by Borrower to Bank or on account of Borrower to Bank are set aside after the making thereof, in whole or in part, or settled without litigation, to the extent of such settlement, all of which is within Bank's discretion, Guarantor shall be liable for the full amount Bank is required to repay plus costs, interest, attorneys' fees and any and all expenses which Bank paid or incurred in connection therewith. The foregoing shall include, by way of example and not by way of limitation, all rights to recover preferences voidable under the United States Bankruptcy Code and any liability imposed, or sought to be imposed, against Bank relating to the environmental condition of, or the presence of hazardous or toxic substances on, in or about, any of Borrower's property. For purposes of this Guaranty, "environmental condition" includes, without limitation, conditions existing with respect to the surface or ground water, drinking water supply, land surface or subsurface and the air; and "hazardous or toxic substances" shall include all substances now or subsequently determined by any federal, state or local authority to be hazardous or toxic, or otherwise regulated by any of these authorities.

     17. This Guaranty shall be binding upon the successors and assigns of Guarantor and shall inure to the benefit of Bank's successors and assigns. Guarantor's rights and liability shall not be affected by any changes in the name of Borrower or in the event Borrower merges with or into any other corporation or entity or in the event Borrower transfers, assigns or sells its assets and liabilities to any person.

     18. All notices, demands and other communications which Guarantor or Bank may desire, or may be required, to give to the other shall be in writing and shall be sent via registered or certified mail, nationally recognized overnight courier, or personally delivered and shall be addressed to the party at the addresses set forth in the preamble of this Guaranty. Any such notice, demand or communication shall be deemed given when received if personally delivered or sent by overnight courier, or deposited in the United States mail, postage prepaid, if sent by registered or certified mail. The address of either Guarantor or Bank may be changed by notice given in accordance with this paragraph.

     19. This is an integrated agreement and is the sole and final agreement with respect to the subject matter hereof, and supersedes all prior negotiations and agreements. No modification of this Guaranty shall be effective for any purpose unless it is in writing and executed by Guarantor and an officer of Bank authorized to do so.

     20. Guarantor agrees to pay all costs and fees, including without limitation all reasonable attorneys' fees and out-of-pocket costs, incurred by Bank in enforcing the Agreement or this Guaranty. In addition, the prevailing party (the "Prevailing Party") in any litigation, arbitration, bankruptcy proceeding, or other formal or informal resolution (collectively, a "Proceeding") brought by Bank or any party to this Guaranty of any claims brought to enforce the terms of this Guaranty based upon, arising from, or in any way related to this Guaranty or the transactions contemplated herein, including without limitation contract claims, tort claims, breach of duty claims, and all other common law or statutory claims (collectively, the "Claims"), shall be entitled to recover from such other party all its fees and costs incurred in connection with the Proceeding, including without limitation all its attorneys' fees and costs, whether incurred by in-house counsel or outside counsel, all its expert witness and/or consultant's fees and costs, all its paralegal fees and costs, and all its other costs and expenses, regardless of whether such costs are otherwise statutorily recoverable (collectively, the "Fees and Costs"), and including without limitation all the Fees and Costs incurred by the Prevailing Party in connection with proceedings in bankruptcy for relief from and/or modification of automatic stay, for orders of nondischargeability, and/or regarding use of cash collateral, claims, and/or plans. The Prevailing Party shall also be entitled to recover from such other party all its costs incurred in enforcing the judgment or award giving rise to the Prevailing Party's status as the Prevailing Party. Guarantor acknowledges that it is on notice that, in the event that the other party retain the services of one or more experts in connection with the Proceeding, such other party will seek to recover the fees and costs of such expert or experts hereunder, and that, if such party becomes the Prevailing Party in the Proceeding, such party shall be entitled to recover such fees and costs hereunder, whether such fees and costs are sought before trial, during trial, or by post-trial motion or memorandum of costs.

     21. In all cases where the word "Guarantor" is used in this Guaranty, it shall mean and apply equally to each of and all of the entities which have executed this Guaranty. If any Obligation is guaranteed by two or more guarantors, the obligation of Guarantor shall be several and also joint, each with all and also each with any one or more of the others, and may be enforced at the option of Bank against each severally, any two or more jointly, or some severally and some jointly.

     22. The term "Borrower" includes any debtor-in-possession or trustee in bankruptcy or court-appointed receiver which succeeds to the interests of Borrower.

     23. This Guaranty and all acts and transactions hereunder and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the State of California, without regard to choice of law principles.

     24. GUARANTOR ACKNOWLEDGES THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL RIGHT, BUT THAT IT MAY BE WAIVED. AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, GUARANTOR AND BANK KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVE ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS GUARANTY OR THE OBLIGATIONS.

     GUARANTOR ACKNOWLEDGES THAT GUARANTOR HAS HAD THE OPPORTUNITY TO READ AND REVIEW WITH GUARANTOR'S COUNSEL THIS GUARANTY, AND GUARANTOR ACKNOWLEDGES HAVING READ AND UNDERSTOOD THE MEANING AND EFFECT OF THIS DOCUMENT BEFORE SIGNING IT.

         IN WITNESS WHEREOF, the undersigned has/have executed this Guaranty as of the date set forth above.


                                         MISSION WEST PROPERTIES, L.P.
                                         A Delaware limited partnership

                                         By       Mission West Properties, Inc.,
                                                  A Maryland corporation,
                                                  Its General Partner


                                                  By: /s/ Carl E. Berg
                                                  ------------------------------
                                                  Its: Chairman & CEO



                                                  By: /s/ Raymond V. Marino
                                                  ------------------------------
                                                  Its: President & COO

EXHIBIT 10.31


                               CONTINUING GUARANTY


                                                                   July 12, 2002

Cupertino National Bank
20230 Stevens Creek Boulevard
Cupertino, CA 95014


TO:      Cupertino National Bank

     For good and valuable consideration the receipt of which is hereby acknowledged, and in order to induce Cupertino National Bank (the "Bank"), to extend and/or continue to extend financial accommodations to Mission West Properties, Inc., a Maryland corporation ("Borrower"), pursuant to the terms and conditions of that certain Revolving Credit Loan Agreement and Revolving Credit Note (individually and collectively, the "Agreement"), dated July 12, 2002, evidencing and otherwise relating to a revolving loan by Bank to Borrower up to the total principal amount of Forty Million Dollars ($40,000,000.00) (the "Loan") Mission West Properties, L.P. II, a Delaware limited partnership ("Guarantor"), whose address is 10050 Bandley Drive, Cupertino, California 95014, hereby, jointly and severally, guarantees, promises, represents, warrants, covenants and undertakes to Bank and its successors and assigns as follows:

     1. Guarantor unconditionally, absolutely and irrevocably guarantees and promises to pay to Bank, or order, on demand, in lawful money of the United States, any and all indebtedness and/or obligations of Borrower to Bank and the payment to Bank of all sums which may be presently due and owing and of all sums which shall in the future become due and owing to Bank from Borrower under the Agreement. The terms "indebtedness" and "obligations" (hereinafter collectively referred to as the "Obligations") are used herein in their most comprehensive sense and include, without limitation, the Loan and any and all advances to, or debts, obligations, and liabilities of Borrower, heretofore, now, or hereafter made, incurred, or created, whether voluntarily or involuntarily, and however arising, including, without limitation, (i) indebtedness owing by Borrower to third parties who have granted Bank a security interest in the accounts, chattel paper and/or general intangibles of said third party; (ii) any and all attorneys' fees, expenses, costs, premiums, charges and/or interest owed by Borrower to Bank, whether under the Agreement, or otherwise, whether due or not due, absolute or contingent, liquidated or unliquidated, determined or undetermined, whether Borrower may be liable individually or jointly with others, whether recovery upon such indebtedness may be or hereafter becomes barred by any statute of limitations or whether such indebtedness may be or hereafter becomes otherwise unenforceable, and includes Borrower's prompt, full and faithful performance, observance and discharge or each and every term, condition, agreement, representation, warranty undertaking and provision to be performed by Borrower under the Agreement; (iii) any and all obligations or liabilities of Borrower to Bank arising out of any other agreement by Borrower including without limitation any agreement to indemnify Bank for environmental liability or to clean up hazardous waste; (iv) any and all indebtedness, obligations or liabilities for which Borrower would otherwise be liable to Bank were it not for the invalidity, irregularity or unenforceability of them by reason of any bankruptcy, insolvency or other law or order of any kind, including from and after the filing by or against Borrower of a bankruptcy petition, whether an involuntary or voluntary bankruptcy case, and all attorneys' fees related thereto; and (v) any and all amendments, modifications, renewals and/or extensions of any of the above, including without limit amendments, modifications, renewals and/or extensions which are evidenced by new or additional instruments, documents or agreements.

     2. This Guaranty ("Guaranty") is a continuing guaranty which shall remain effective until full satisfaction of all of the Obligations to the Bank (including without limitation those which arise under successive transactions under the Agreement), full satisfaction by Guarantor of its obligations under this Guaranty, and the termination of the Bank's obligations under the Agreement.

     3. Guarantor agrees that it is directly and primarily liable to Bank, that the obligations hereunder are independent of the obligations of Borrower, and that a separate action or actions may be brought and prosecuted against Guarantor irrespective of whether Borrower is joined in any such action or actions. Guarantor agrees that any releases which may be given by Bank to Borrower or any other guarantor or endorser shall not release it from this Guaranty.

     4. In the event that any bankruptcy, insolvency, receivership or similar proceeding is instituted by or against Guarantor and/or Borrower or in the event that either Guarantor or Borrower become insolvent, make an assignment for the benefit of creditors, or attempts to effect a composition with creditors, or if there be any default under the Agreement (whether declared or not), then, at Bank's election, without notice or demand, the obligations of Guarantor created hereunder shall become due, payable and enforceable against Guarantor whether or not the Obligations are then due and payable.

     5.  Guarantor  agrees to defend,  indemnify and hold Bank harmless from and against all obligations, demands, judgments, claims and liabilities, by whomsoever asserted and against all losses, fees, expenses and costs in any way suffered, incurred, or paid by Bank as a result of or in any way arising out of, following, or consequential to Bank's or Guarantor's transactions with Borrower under the Agreement, and also agrees that this Guaranty shall not be impaired by any modification, supplement, extension, or amendment of any contract or agreement to which Bank and Borrower may hereafter agree, nor by any modification, release, or other alteration of any of the Obligations hereby guaranteed or of any security therefor, nor by any agreements or arrangements whatsoever with Borrower or anyone else.

     6. Guarantor hereby authorizes Bank, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the interest rate, time for payment, or the other terms of the Agreement or of any of the Obligations guaranteed hereby, and exchange, enforce, waive, and release any security therefor; (b) apply any such security and direct the order or manner of sale thereof as Bank in its discretion may determine; (c) release or substitute any one or more endorser(s) or guarantor(s); and (d) assign, without notice, this Guaranty or the Indebtedness in whole or in part and/or Bank's rights thereunder to anyone at any time and/or transfer one or more participation interests in the Obligations or any of them and this Guaranty to one or more purchasers and provide information to prospective purchasers relating to Borrower or Guarantor. The Bank agrees, upon written request by Guarantor, to provide the identity of any current participants. Guarantor agrees that Bank may do any or all of the foregoing in such manner, upon such terms, and at such times as Bank, in its discretion, deems advisable, without, in any way or respect, impairing, affecting, reducing or releasing Guarantor from its undertakings hereunder and Guarantor hereby consents to each and all of the foregoing acts, events and/or occurrences.

     7. Guarantor hereby waives any right to assert against Bank as a defense, counterclaim, set-off or cross-claim, any defense (legal or equitable), set-off, counterclaim, and/or claim which Guarantor may now or at any time hereafter have against Borrower and/or any other party liable to Bank in any way or manner.

     8. Guarantor hereby waives all defenses, counterclaims and off-sets of any kind or nature, arising directly or indirectly from the present or future lack of perfection, sufficiency, validity and/or enforceability of the Agreement, or any security interest granted in connection therewith.

     9. Guarantor hereby waives any defense arising by reason of any claim or defense based upon an election of remedies by Bank that in any manner impairs, affects, reduces, releases, destroys and/or extinguishes Guarantor's subrogation rights, rights to proceed against Borrower or any other person for subrogation, reimbursement, exoneration, contribution, indemnification or participation in any claim, right or remedy against Borrower or any other person for any security which Bank now has or hereafter acquires, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise, and/or any rights of Guarantor to proceed against Borrower or against any other person or security, including, but not limited to, any defense based upon an election of remedies by Bank. Guarantor expressly waives all benefits which might otherwise be available to Guarantor under California Civil Code Sections 2809, 2810, 2815, 2819, 2822, 2839, 2845, 2847, 2848, 2849, 2850, and
3433 and California Code of Civil Procedure Sections 580a, 580b, 580d and 726, as those statutory provisions are now in effect and hereafter amended, and under any other similar statutes now and hereafter in effect deemed applicable to this Guaranty and its enforcement.

Guarantor acknowledges that neither the Indebtedness nor the obligations hereunder are secured by an interest in real property, but to the extent that it should ever be determined that either the Indebtedness or the obligations hereunder are so secured or should the Indebtedness or the obligations hereunder be so secured in the future, Guarantor agrees to the following:

     The guarantor waives all rights and defenses that the guarantor may have because the debtor's debt is secured by real property. This means, among other things:

          (1)  A  creditor  may  collect  from  the   guarantor   without  first
               foreclosing on any real or personal property collateral pledged by the debtor;

          (2) If a creditor forecloses on any real property collateral pledged by the debtor:

               (A) The amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price,
               (B) The creditor may collect from the guarantor even if the creditor, by foreclosing on the real property collateral, has destroyed any right the guarantor may have to collect from the debtor.

This is an unconditional and irrevocable waiver of any rights and defenses the Guarantor may have because the Borrower's debt is or may be secured by real property. These rights and defenses include, but are not limited to, any rights or defenses based upon Section 580a, 6580b, 580d, or 726 of the California Code of Civil Procedure.

The undersigned further understands that, absent this waiver, California law, including without limitation the laws cited above, could afford the undersigned one or more affirmative defenses to any action maintained by Bank against the undersigned on this Guaranty. Notwithstanding any foreclosure of the lien of any security instrument, with respect to any or all property secured thereby, whether by the exercise of the power of sale contained therein, by an action for judicial foreclosure, or by an acceptance of a deed in lieu of foreclosure, Guarantor shall remain bound under this Guaranty. Without limiting the generality of the foregoing, Guarantor acknowledges that, but for the waiver of such rights in this Guaranty, Guarantor has or may have rights of subrogation or reimbursement against Borrower arising from Guarantor's status as surety and guarantor of Borrower's obligations to Bank. Therefore, in addition to the above waivers, Guarantor hereby agrees that if now or hereafter Borrower is or shall become insolvent and the Indebtedness or Obligations shall not at all times be fully secured by collateral pledged by Borrower, Guarantor hereby forever waives and gives up in favor of Bank and Borrower, and Bank's and Borrower's respective successors and assigns, any claim or right to payment Guarantor may now have or hereafter have or acquire against Borrower, by subrogation or otherwise, so that at no time shall Guarantor be or become a "creditor" of Borrower within the meaning of 11 U.S.C. section 547(b), or any successor provision of the Federal bankruptcy laws.

Guarantor acknowledges that Guarantor has been provided the opportunity to discuss with Guarantor's counsel the effect and meaning of the waivers set forth in this paragraph. Nothing within this paragraph is to be construed to limit the generality of any other term or provision within this Guaranty.

     10. Guarantor waives all presentments, demands for performance, notices of non-performance, protests, notices of protest, notices of dishonor, notices of default, notices of intent to accelerate or demand payment of any kind, diligence in collecting any Obligations, notices of acceptance of this Guaranty, notices of the existence, creation, or incurring of new or additional indebtedness, notices respecting the terms, time and place of any public or private sale of personal property security held from Borrower or any other person, and all other notices or formalities to which Guarantor may be entitled. Bank may modify the terms of the Agreement or of any Obligations, compromise, extend, increase, accelerate, renew or forbear to enforce payment of any or all Obligations or other sums due under the Agreement, or permit Borrower to incur additional Obligations, all without notice to Guarantor and without affecting in any manner the unconditional obligation of Guarantor under this Guaranty. Guarantor further waives any and all other notices to which Guarantor might otherwise be entitled. Guarantor acknowledges and agrees that the liabilities created by this Guaranty are direct and are not conditioned upon pursuit by Bank of any remedy Bank may have against Borrower or any other person or any security. No invalidity, irregularity or unenforceability of any part or all of the Agreement or any other Obligations or any documents evidencing the same, by reason of any bankruptcy, insolvency or other law or order of any kind or for any other reason, and no defense or setoff available at any time to Borrower, shall impair, affect or be a defense or setoff to the obligations of Guarantor under this Guaranty.

     11. Any and all present and future debts and obligations of Borrower to Guarantor are hereby postponed in favor of and subordinated to the full payment and performance of all present and future debts and obligations of Borrower to Bank. All monies or other property of Guarantor at any time in Bank's possession may be held by Bank as security for any and all obligations of Guarantor to Bank no matter how or when arising, whether absolute or contingent, whether due or to become due, and whether under this Guaranty or otherwise. Guarantor also agrees that Bank's books and records showing the account between Bank and Borrower shall be admissible in any action or proceeding and shall be binding upon Guarantor for the purpose of establishing the terms set forth therein and shall constitute prima facie proof thereof.

     12. Based solely on its own independent investigation and not upon any information provided by Bank, Guarantor acknowledges and represents and warrants that it is presently informed of the financial condition of Borrower and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations or non-performance of the Agreement. Guarantor hereby covenants that it will continue to keep itself informed of Borrower's financial condition and of all other circumstances which bear upon the risk of nonpayment. Guarantor hereby waives its rights, if any, to require the disclosure of, and Bank is relieved of any obligation or duty to disclose to Guarantor, any information which Bank may now or hereafter acquire concerning such condition or circumstances. Guarantor agrees that it is not relying upon nor expecting Bank to disclose to Guarantor any fact now or later known by Bank, whether relating to the operations or condition of Borrower, the existence, liabilities or financial condition of any co-guarantor of the Obligations, the occurrence of any default with respect to the Obligations including but not limited to under the Agreement, or otherwise, notwithstanding any effect these facts may have upon Guarantor's risk under this Guaranty or

Guarantor's rights against Borrower. Guarantor knowingly accepts the full range of risk encompassed in this Guaranty, which risk includes without limit the possibility that Borrower may incur Obligations to Bank after the financial condition of Borrower, or its ability to pay its debts as they mature, has deteriorated.

     13. On a continuing basis from the date of this Guaranty and at all times during its effectiveness, Guarantor hereby represents and warrants to Bank as follows: (a) Guarantor is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware and in good standing under the laws of, and is authorized to do business in, the State of California, (b) Guarantor has the power and authority to own its properties and assets and to carry out its business as now being conducted and is qualified to do business and in good standing in every jurisdiction wherein such qualification is necessary, (c) Guarantor has the power and authority to execute, deliver and perform this Guaranty in accordance with its terms, and to do any and all other things required of it hereunder, (d) the execution, delivery and performance of this Guaranty have been duly authorized by all requisite partnership action and will not violate any provision of Guarantor's partnership or other constituency agreements or partnership certificates or any provision of any indenture, note, agreement or other instrument to which the Guarantor is a party, or by which it or any of Guarantor's properties or assets are bound, (e) there are no actions, suits or proceedings, at law or in equity, and no proceedings before any arbitrator or by or before any governmental commission, board, bureau, or other administrative agency, pending, or, to the best knowledge of the Guarantor, threatened against or affecting Guarantor which, if adversely determined, could materially impair the right of Guarantor to carry on business substantially as now conducted or could have a material adverse effect upon the financial condition of Guarantors, (f) upon the Bank's request and Borrower's failure to timely provide to the Bank, Guarantor will provide to the Bank financial and credit information in form acceptable to the Bank, and such information and all consolidated and consolidating balance sheets, earnings statements and other financial data furnished to the Bank for the purposes of, or in connection with, the Agreement and this Guaranty do or will fairly present the financial condition of Guarantor, as of their dates, and the results of Guarantor's operations for the periods, for which the same are furnished to the Bank, and Guarantor has no material contingent obligations, liabilities for taxes, long-term leases or unusual forward or long-term commitments not disclosed by, or reserved against in, all such financial information provided to Bank, and (g) Guarantor is solvent, able to pay its debts as they mature, has capital sufficient to carry on its business and has assets the fair market value of which exceed its liabilities.

     14. Guarantor covenants and agrees that, at all times during the effectiveness of this Guaranty, Guarantor will do or cause to be done all things necessary to preserve and keep in full force and effect Guarantor's partnership existence, rights and franchises and comply with all applicable laws; maintain its good standing in all states and jurisdictions in which it is currently authorized to conduct business; continue to conduct and operate its business substantially as conducted and operated during the present and preceding calendar year; at all times maintain, preserve and protect all franchises, trade names and preserve all the remainder of its property and keep the same in good repair, working order and condition; and from time to time make, or cause to be made, all needed and proper repairs, renewals, replacements, betterments and improvements thereto so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

     15. Guarantor covenants and agrees that, at all times during the effectiveness of this Guaranty, it will not transfer all or substantially all of its assets and that it will not dissolve or wind-up its affairs or otherwise cease doing business or transfer its assets in such a way as to impair Guarantor's ability to perform its obligations under this Guaranty.

     16. Notwithstanding any prior revocation, termination, surrender or discharge of this Guaranty in whole or part, this Guaranty shall continue in full force and effect until Borrower's Obligations including but not limited to under the Agreement are fully paid, performed and discharged and Bank gives Guarantor written notice of that fact. Borrower's Obligations shall not be considered fully paid, performed and discharged unless and until all payments by Borrower to Bank are no longer subject to any right on the part of any person whomsoever including but not limited to Borrower, Borrower as a debtor-in-possession, and/or any trustee or receiver in bankruptcy, to set aside such payments or seek to recoup the amount of such payments, or any part thereof. In the event that any such payments by Borrower to Bank or on account of Borrower to Bank are set aside after the making thereof, in whole or in part, or settled without litigation, to the extent of such settlement, all of which is within Bank's discretion, Guarantor shall be liable for the full amount Bank is required to repay plus costs, interest, attorneys' fees and any and all expenses which Bank paid or incurred in connection therewith. The foregoing shall include, by way of example and not by way of limitation, all rights to recover preferences voidable under the United States Bankruptcy Code and any liability imposed, or sought to be imposed, against Bank relating to the environmental condition of, or the presence of hazardous or toxic substances on, in or about, any of Borrower's property. For purposes of this Guaranty, "environmental condition" includes, without limitation, conditions existing with respect to the surface or ground water, drinking water supply, land surface or subsurface and the air; and "hazardous or toxic substances" shall include all substances now or subsequently determined by any federal, state or local authority to be hazardous or toxic, or otherwise regulated by any of these authorities.

     17. This Guaranty shall be binding upon the successors and assigns of Guarantor and shall inure to the benefit of Bank's successors and assigns. Guarantor's rights and liability shall not be affected by any changes in the name of Borrower or in the event Borrower merges with or into any other corporation or entity or in the event Borrower transfers, assigns or sells its assets and liabilities to any person.

     18. All notices, demands and other communications which Guarantor or Bank may desire, or may be required, to give to the other shall be in writing and shall be sent via registered or certified mail, nationally recognized overnight courier, or personally delivered and shall be addressed to the party at the addresses set forth in the preamble of this Guaranty. Any such notice, demand or communication shall be deemed given when received if personally delivered or sent by overnight courier, or deposited in the United States mail, postage prepaid, if sent by registered or certified mail. The address of either Guarantor or Bank may be changed by notice given in accordance with this paragraph.

     19. This is an integrated agreement and is the sole and final agreement with respect to the subject matter hereof, and supersedes all prior negotiations and agreements. No modification of this Guaranty shall be effective for any purpose unless it is in writing and executed by Guarantor and an officer of Bank authorized to do so.

     20. Guarantor agrees to pay all costs and fees, including without limitation all reasonable attorneys' fees and out-of-pocket costs, incurred by Bank in enforcing the Agreement or this Guaranty. In addition, the prevailing party (the "Prevailing Party") in any litigation, arbitration, bankruptcy proceeding, or other formal or informal resolution (collectively, a "Proceeding") brought by Bank or any party to this Guaranty of any claims brought to enforce the terms of this Guaranty based upon, arising from, or in any way related to this Guaranty or the transactions contemplated herein, including without limitation contract claims, tort claims, breach of duty claims, and all other common law or statutory claims (collectively, the "Claims"), shall be entitled to recover from such other party all its fees and costs incurred in connection with the Proceeding, including without limitation all its attorneys' fees and costs, whether incurred by in-house counsel or outside counsel, all its expert witness and/or consultant's fees and costs, all its paralegal fees and costs, and all its other costs and expenses, regardless of whether such costs are otherwise statutorily recoverable (collectively, the "Fees and Costs"), and including without limitation all the Fees and Costs incurred by the Prevailing Party in connection with proceedings in bankruptcy for relief from and/or modification of automatic stay, for orders of nondischargeability, and/or regarding use of cash collateral, claims, and/or plans. The Prevailing Party shall also be entitled to recover from such other party all its costs incurred in enforcing the judgment or award giving rise to the Prevailing Party's status as the Prevailing Party. Guarantor acknowledges that it is on notice that, in the event that the other party retain the services of one or more experts in connection with the Proceeding, such other party will seek to recover the fees and costs of such expert or experts hereunder, and that, if such party becomes the Prevailing Party in the Proceeding, such party shall be entitled to recover such fees and costs hereunder, whether such fees and costs are sought before trial, during trial, or by post-trial motion or memorandum of costs.

     21. In all cases where the word "Guarantor" is used in this Guaranty, it shall mean and apply equally to each of and all of the entities which have executed this Guaranty. If any Obligation is guaranteed by two or more guarantors, the obligation of Guarantor shall be several and also joint, each with all and also each with any one or more of the others, and may be enforced at the option of Bank against each severally, any two or more jointly, or some severally and some jointly.

     22. The term "Borrower" includes any debtor-in-possession or trustee in bankruptcy or court-appointed receiver which succeeds to the interests of Borrower.

     23. This Guaranty and all acts and transactions hereunder and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the State of California, without regard to choice of law principles.

     24. GUARANTOR ACKNOWLEDGES THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL RIGHT, BUT THAT IT MAY BE WAIVED. AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, GUARANTOR AND BANK KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVE ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS GUARANTY OR THE OBLIGATIONS.

     GUARANTOR ACKNOWLEDGES THAT GUARANTOR HAS HAD THE OPPORTUNITY TO READ AND REVIEW WITH GUARANTOR'S COUNSEL THIS GUARANTY, AND GUARANTOR ACKNOWLEDGES HAVING READ AND UNDERSTOOD THE MEANING AND EFFECT OF THIS DOCUMENT BEFORE SIGNING IT.

         IN WITNESS WHEREOF, the undersigned has/have executed this Guaranty as of the date set forth above.


                         MISSION WEST PROPERTIES, L.P. II
                         A Delaware limited partnership

                         By       Mission West Properties, Inc.,
                                  A Maryland corporation,
                                  Its General Partner


                                  By: /s/ Carl E. Berg
                                  -------------------------------
                                  Its: Chairman & CEO



                                  By: /s/ Raymond V. Marino
                                  -------------------------------
                                  Its: President & COO

EXHIBIT 99.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


================================================================================
Carl E. Berg
Chairman of the Board and Chief Executive Officer
August 13, 2002


================================================================================
Wayne N. Pham
Vice President of Finance and Controller
August 13, 2002

     This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.