Form 10-Q
period 2002-09-30
MISSION WEST PROPERTIES INC
filed 2002-11-12
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

              17,487,329 shares outstanding as of November 12, 2002

                          Mission West Properties, Inc.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

                                                                                                                    Page
PART I        FINANCIAL INFORMATION                                                                                 ----

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30, 2002
              and December 31, 2001...................................................................................3

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 2002 and 2001.......................................................4

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2002 and 2001...........................................................5

              Notes to Consolidated Financial Statements..............................................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................20

   Item 4.    Controls and Procedures................................................................................20


PART II       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K......................................................................21

SIGNATURES...........................................................................................................21

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                September 30, 2002       December 31, 2001
                                                                               ----------------------  ----------------------

                                     ASSETS
Real estate assets, at cost
    Land                                                                              $235,046                $218,058
    Buildings                                                                          726,007                 692,485
                                                                               ----------------------  ----------------------
                                                                                       961,053                 910,543
    Less accumulated depreciation                                                      (61,995)                (49,608)
                                                                               ----------------------  ----------------------
       Net real estate assets                                                          899,058                 860,935
Cash and cash equivalents                                                                7,055                   5,310
Restricted cash                                                                              -                  15,435
Deferred rent                                                                           15,835                  16,923
Other assets                                                                            13,984                  11,652
                                                                               ----------------------  ----------------------
       Total assets                                                                   $935,932                $910,255
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                  $ 51,465                $ 79,887
    Line of credit                                                                      27,739                       -
    Unsecured loan                                                                      20,000                       -
    Mortgage notes payable                                                             125,898                 127,416
    Mortgage notes payable (related parties)                                            11,153                  11,371
    Interest payable                                                                       340                     342
    Security deposits                                                                    7,065                   7,337
    Prepaid rental income                                                               20,730                  12,470
    Dividends/distributions payable                                                     24,951                  24,742
    Refundable option payment                                                                -                  18,836
    Accounts payable and accrued expenses                                                7,167                   4,367
                                                                               ----------------------  ----------------------
       Total liabilities                                                               296,508                 286,768

Commitments and contingencies (Note 7)

Minority interest                                                                      528,275                 515,063

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                -                       -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 17,467,329 and 17,329,779 shares issued and
      outstanding at September 30, 2002 and December 31, 2001,
      respectively                                                                          17                      17
  Paid-in-capital                                                                      128,095                 126,626
  Accumulated deficit                                                                  (16,963)                (18,219)
                                                                               ----------------------  ----------------------
     Total stockholders' equity                                                        111,149                 108,424
                                                                               ----------------------  ----------------------
     Total liabilities and stockholders' equity                                       $935,932                $910,255
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                    Three months ended September 30,           Nine months ended September 30,
                                                       2002                  2001                 2002                 2001
                                                --------------------  -------------------- -------------------- --------------------
Revenues:
   Rental income from real estate                      $ 32,165             $ 32,728              $ 97,403             $ 93,061
   Tenant reimbursements                                  5,219                5,284                15,420               12,482
   Other income, including interest                         487                  658                 1,261                1,999
   Gain on sales of assets                                    -                8,452                     -               11,553
                                                --------------------  -------------------- -------------------- --------------------
        Total revenues                                   37,871               47,122               114,084              119,095
                                                --------------------  -------------------- -------------------- --------------------

Expenses:
   Operating expenses                                     1,974                2,470                 6,170                5,412
   Real estate taxes                                      3,091                2,469                 9,152                7,319
   Depreciation of real estate                            4,552                4,256                13,363               12,384
   General and administrative                               386                  150                 1,190                  951
   Interest                                               2,413                2,144                 7,045                6,570
   Interest (related parties)                               861                1,272                 2,770                3,735
                                                --------------------  -------------------- -------------------- --------------------
       Total expenses                                    13,277               12,761                39,690               36,371
                                                --------------------  -------------------- -------------------- --------------------

Income before minority interest                          24,594               34,361                74,394               82,724
Minority interest                                        20,036               28,703                61,629               69,007
                                                --------------------  -------------------- -------------------- --------------------
   Income from continuing operations                      4,558                5,658                12,765               13,717
                                                --------------------  -------------------- -------------------- --------------------

Discontinued operations:
Gain from disposal of assets                                  -                    -                 6,103                    -
Gain from operations                                          -                  430                   287                1,291
Less minority interest share                                  -                 (358)               (5,323)              (1,076)
                                                --------------------  -------------------- -------------------- --------------------
   Net gain from discontinued operations                      -                   72                 1,067                  215
                                                --------------------  -------------------- -------------------- --------------------

Net income to common stockholders                      $  4,558             $  5,730              $ 13,832             $ 13,932
                                                ====================  ==================== ==================== ====================
Total minority interest                                $ 20,036             $ 29,061              $ 66,952             $ 70,083
                                                ====================  ==================== ==================== ====================
Income per share from continuing operation:
   Basic                                               $   0.26             $   0.33              $   0.73             $   0.81
                                                ====================  ==================== ==================== ====================
   Diluted                                             $   0.26             $   0.33              $   0.71             $   0.80
                                                ====================  ==================== ==================== ====================
Income per share from discontinued operations:
   Basic                                                      -                    -              $   0.06             $   0.01
                                                ====================  ==================== ==================== ====================
   Diluted                                                    -                    -              $   0.06             $   0.01
                                                ====================  ==================== ==================== ====================
Net income per share to common stockholders:
   Basic                                               $   0.26             $   0.33              $   0.79             $   0.82
                                                ====================  ==================== ==================== ====================
   Diluted                                             $   0.26             $   0.33              $   0.77             $   0.81
                                                ====================  ==================== ==================== ====================
Weighted average number of shares of
  common stock outstanding (basic)                   17,467,329           17,120,279            17,445,759           17,084,034
                                                ====================  ==================== ==================== ====================
Weighted average number of shares of
  common stock outstanding (diluted)                 17,856,688           17,320,462            17,872,108           17,302,594
                                                ====================  ==================== ==================== ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                           Nine months ended September 30,
                                                                                         -------------------------------------
                                                                                               2002               2001
                                                                                         ------------------ ------------------
Cash flows from operating activities:
     Net income                                                                              $13,832            $13,932
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                 66,952             70,083
            Depreciation                                                                      13,409             12,592
            Gain on sales of real estate from continued operations                                 -            (11,553)
            Gain on sales of real estate from discontinued operations                         (6,103)                 -
            Other                                                                                (20)                92
     Changes in assets and liabilities:
            Deferred rent                                                                      1,088             (5,352)
            Other assets                                                                      (2,332)              (976)
            Interest payable                                                                      (2)                (2)
            Security deposits                                                                   (272)             1,199
            Prepaid rental income                                                              8,260             (1,015)
            Accounts payable and accrued expenses                                              2,410              2,388
                                                                                         ------------------ ------------------
     Net cash provided by operating activities                                                97,222             81,388
                                                                                         ------------------ ------------------

Cash flows from investing activities:
     Improvements to real estate assets/new equipment                                         (1,668)              (411)
     Refundable option payment                                                               (18,836)            (1,500)
     Real estate purchase                                                                    (31,311)           (38,489)
     Proceeds from sales of real estate                                                       18,591             38,489
     Restricted cash                                                                          12,714                  -
                                                                                         ------------------ ------------------
     Net cash used in investing activities                                                   (20,510)            (1,911)
                                                                                         ------------------ ------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                              (1,518)            (4,151)
    Principal payments on mortgage notes payable (related parties)                              (218)              (202)
    Net payments under line of credit (related parties)                                      (46,422)           (14,557)
    Proceeds from unsecured loan                                                              20,000                  -
    Proceeds from line of credit                                                              32,739                  -
    Payment on line of credit                                                                 (5,000)                 -
    Financing costs                                                                              (52)                 -
    Proceeds from stock options exercised                                                        151                457
    Minority interest distributions                                                          (62,104)           (50,038)
    Dividends paid                                                                           (12,543)           (10,242)
                                                                                         ------------------ ------------------
     Net cash used in financing activities                                                   (74,967)           (78,733)
                                                                                         ------------------ ------------------
     Net increase in cash and cash equivalents                                                 1,745                744
Cash and cash equivalents, beginning                                                           5,310              4,691
                                                                                         ------------------ ------------------
Cash and cash equivalents, ending                                                            $ 7,055            $ 5,435
                                                                                         ================== ==================

Supplemental information:
    Cash paid for interest                                                                   $ 9,606            $10,227
                                                                                         ================== ==================
Supplemental schedule of non-cash investing and financing activities:
    Debt incurred in connection with property acquisitions (related parties)                 $18,000            $43,884
                                                                                         ================== ==================
    Assumption of other liabilities in connection with property acquisitions                 $   387            $ 2,024
                                                                                         ================== ==================
    Issuance of operating partnership units in connection with property acquisitions         $10,223            $28,118
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

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of September 30, 2002. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

     The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" effective January 1, 2002 (see note 8).

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2002.

2.   REAL ESTATE

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg land holdings option agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 273 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities, by certain members of the Berg Group that are subject to the terms of the Berg land holdings option agreement. The owners of the future R&D property developments may obtain cash or, at their option, operating partnership interests ("O.P. Units") valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of September 30, 2002, the Company had completed 18 acquisitions under the Berg land holdings option agreement representing approximately 1,864,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg land holdings option agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $7.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the members of the independent directors committee of the Company's board of directors.

     No estimate can be given at this time as to the total cost to the Company to acquire projects under the Berg land holdings option agreement, or the timing of the Company's acquisition of any of such projects. However, the Berg Group currently has three properties under development with a total of approximately 311,000 rentable square feet of R&D properties that the Company has the right to acquire under this agreement. All three properties are joint ventures in which the Berg Group holds approximately a 50% interest. As of September 30, 2002, the estimated acquisition price to the operating partnerships for these three projects would be approximately $33,700. The final acquisition price of these three properties could differ significantly from this estimate. In addition to projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately 3.9 million square feet of new developments. Under the Berg land holdings option agreement, as long as the Berg Group's percentage ownership interest in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon and Washington.

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

     During the third quarter of 2002, the Company acquired an approximately 165,000 rentable square foot newly constructed R&D building located at 5900 Optical Court in San Jose, California from the Berg Group under the Berg land holdings option agreement. The total acquisition price for this property was $17,301. The Company acquired this property in the tax-deferred exchange with Xilinx, Inc. of the R&D property located at 2001 Logic Drive, San Jose, California. The recorded purchase price consisted of restricted cash of $2,730 provided by Xilinx, Inc., $10,500 borrowed under the Berg Group line of credit, and 332,686 issued O.P. Units to various members of the Berg Group.

3.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2002, stock options to purchase 33,550 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were $151. Two limited partners of one of the operating partnerships exchanged 104,000 O.P. Units for 104,000 shares of the Company's common stock under the terms of the December 1998 exchange rights agreement among the Company and all limited partners of the operating partnerships.

4.   NET INCOME PER SHARE

     Basic operating net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted operating net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

     The computation for weighted average shares is detailed below:


                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                        -------------------------------    -------------------------------
                                                             2002              2001             2002              2001
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (basic)       17,467,329       17,120,278        17,445,759       17,084,034
        Incremental shares from assumed option exercise      389,359          200,184           426,349          218,560
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (diluted)     17,856,688       17,320,462        17,872,108       17,302,594
                                                        ==============    =============    ==============    =============

                                     - 7 -

     The outstanding O.P. Units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at September 30, 2002 and 2001 was 86,494,032 and 85,599,628, respectively.

5.   RELATED PARTY TRANSACTIONS

     As of September 30, 2002, the Berg Group owned 78,338,684 O.P. Units. Combined with shares of the Company's common stock owned by the Berg Group, the Berg Group's ownership as of September 30, 2002 represented approximately 75% of the equity interests of the Company, assuming conversion of the 86,494,032 O.P. Units outstanding into the Company's common stock.

     As of September 30, 2002, debt in the amount of $51,465 was due the Berg Group under the line of credit established March 1, 2000. The Berg Group $100 million line of credit is currently collateralized by nine properties, bears interest at LIBOR plus 1.30%, and matures in March 2003. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of September 30, 2002, debt in the amount of $11,153 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $2.30 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in May 2003.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for the three months ended September 30, 2002 and 2001, and $68 and $65 for the nine months ended September 30, 2002 and 2001, respectively.

6.   SUBSEQUENT EVENTS

     On October 10, 2002, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of September 30, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit to all holders of O.P. Units.

7.   COMMITMENTS AND CONTINGENCIES

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

8.   DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the statements of operations. Prior period statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were sold and presented as discontinued operations for the three and nine month-periods ended September 30, 2002. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional property sales occur.

     As of September 30, 2002, there were no properties under contract to be sold or disposed of which would qualify as discontinued operations.

     In  March  2002,  the  Company  sold  one  property  for a gain of  $6,103.
     Condensed results of operations for this property for the three and nine months ended September 30, 2002 and 2001 are as follows:


                                              Three Months Ended September 30,                 Nine Months Ended September 30,
                                          ------------------------------------------      ------------------------------------------
                                                 2002                   2001                    2002                    2001
                                          -------------------     ------------------      ------------------     -------------------
                                                   (Dollars in thousands)                          (Dollars in thousands)
         Rental income from real estate            -                    $500                   $333                   $1,500
         Tenant reimbursements                     -                      25                    293                       71
                                          -------------------     ------------------      ------------------     -------------------
               Total revenues                      -                     525                    626                    1,571

         Real estate taxes                         -                      25                    293                       71
         Depreciation                              -                      70                     46                      209
                                          -------------------     ------------------      ------------------     -------------------
               Total expenses                      -                      95                    339                      280
                                          -------------------     ------------------      ------------------     -------------------
                   Net income                      -                    $430                   $287                   $1,291
                                          ===================     ==================      ==================     ===================


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D and office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2002, the Company owned and managed 101 properties totaling approximately 7.2 million rentable square feet through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from the Company are Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), and Apple Computer, Inc. For federal income tax purposes the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

The Company's acquisition, growth and operating strategy incorporates the following elements:

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

As of September 30, 2002, the Company, through its controlling interests in the operating partnerships, owned 101 properties totaling approximately 7.2 million square feet compared to 96 properties totaling approximately 6.7 million square feet owned by the Company as of September 30, 2001. This represents a net increase of approximately 7% in total rentable square footage from one year ago. Since September 30, 2001, the Company has acquired the properties listed below and disposed of 77,700 rentable square feet at 5713-5729 Fontanoso Way and 72,400 rentable square feet at 2001 Logic Drive in San Jose, California.

                                                                                 Rentable Square
           Date of Acquisition                     Address                          Footage
          ---------------------     --------------------------------------    ---------------------
                 10/01              5905-65 Silver Creek Valley Rd. II                98,500
                 01/02              5345 Hellyer Avenue                              125,000
                 03/02              2630 Orchard Parkway (1)                          60,633
                 03/02              2610 Orchard Parkway (1)                          54,093
                 03/02              55 West Trimble (1)                               91,722
                 07/02              5900 Optical Court                               165,000
                                                                              ---------------------
                                                                                     594,948
                                                                              =====================


(1) Acquired in a tax-deferred exchange from the sale of R&D properties at 5713-5729 Fontanoso Way and 2001 Logic Drive, San Jose, California.


The following tables reflect the increase in the Company's rental revenues, excluding rental revenues from discontinued operations, for the three and nine months ended September 30, 2002 over rental revenues for the comparable three and nine months in 2001:

                          Three Months Ended September 30,
                          ---------------------------------
                                                                                      % Change by         % of Total Net
                              2002               2001              $ Change          Property Group           Change
                          --------------     --------------     ----------------     ---------------     -----------------
                                         (Dollars in thousands)
   Same Property (1)         $25,371            $28,018            ($2,647)              (9.4%)               (8.1%)
   2001 Acquisitions (2)       3,880              4,710               (830)             (17.6%)               (2.5%)
   2002 Acquisitions           2,914                  -              2,914              100.0%                 8.9%
                          --------------     --------------     ----------------                         -----------------
                             $32,165            $32,728            ($  563)              (1.7%)               (1.7%)
                          ==============     ==============     ================                         =================


                          Nine Months Ended September 30,
                          ---------------------------------
                                                                                      % Change by         % of Total Net
                              2002               2001              $ Change          Property Group           Change
                          --------------     --------------     ----------------     ---------------     -----------------
                                         (Dollars in thousands)
   Same Property (1)         $77,031            $84,738            ($7,707)              (9.1%)               (8.3%)
   2001 Acquisitions (2)      14,578              8,323              6,255               75.2%                 6.7%
   2002 Acquisitions           5,794                  -              5,794              100.0%                 6.2%
                          --------------     --------------     ----------------                         -----------------
                             $97,403            $93,061             $4,342                4.6%                 4.6%
                          ==============     ==============     ================                         =================


(1) "Same Property" is defined as properties owned as of July 1, 1998 and acquired in 1998, 1999 and 2000 and still owned as of September 30, 2002.
(2) The figures for "2001 Acquisitions" in year 2001 for some properties do not reflect a full three and nine months of rent due to the timing of the acquisition of the properties during 2001.

RENTAL REVENUE FROM CONTINUING OPERATIONS
For the quarter ended September 30, 2002, rental revenues decreased by $0.5 million from $32.7 million for the three months ended September 30, 2001 to $32.2 million for the same period of 2002. Of the $0.5 million decrease in rental revenues, ($2.6) million resulted from the Company's "Same Property" portfolio, ($0.8) million resulted from properties acquired in 2001, and $2.9 million resulted from properties acquired in 2002. Rental revenues increased by $4.3 million from $93.1 million for the nine months ended September 30, 2001 to $97.4 million for the same period of 2002, which included a deduction of $1.4 million straight-line rent adjustment. Of the $4.3 million increase in rental revenues, ($7.7) million resulted from the Company's "Same Property" portfolio, $6.2 million were generated by properties acquired in 2001, and $5.8 million were generated by properties acquired in 2002. Approximately $0.3 million in rental revenues were generated from a discontinued operation for the nine months ended September 30, 2002. The decline in rental revenues from the "same property" portfolio was a result from adverse market conditions and loss of several tenants due to bankruptcy or cessation of operations. The net increase in rental revenues was primarily attributable to new acquisitions.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income, including interest, was approximately $0.5 million and $0.7 million for the three months ended September 30, 2002 and 2001, respectively. Other income, including interest, was approximately $1.3 million and $2.0 million for the nine months ended September 30, 2002 and 2001, respectively.

EXPENSES FROM CONTINUING OPERATIONS
Tenant reimbursements from continuing operations decreased by $0.1 million, or 2%, from $5.3 million for the three months ended September 30, 2001 to $5.2 million for the three months ended September 30, 2002. Operating expenses and real estate taxes from continuing operations, on a combined basis, increased by $0.1 million, or 2%, from $4.9 million to $5.0 million for the three months ended September 30, 2001 and 2002, respectively. Both tenant reimbursements and operating expenses combined with real estate taxes from a discontinued operation were approximately $0.3 million each for the nine months ended September 30, 2002. The increases in operating expenses and real estate taxes resulted primarily from the increase in the total rentable square footage since September 30, 2001.

Depreciation expense from continuing operations increased by $0.3 million from $4.3 million to $4.6 million for the three months ended September 30, 2001 and 2002, respectively. Depreciation expense from continuing operations increased by $1.0 million from $12.4 million to $13.4 million for the nine months ended September 30, 2001 and 2002, respectively. Depreciation expense from a discontinued operation was approximately $46,000 for the nine months ended September 30, 2002. The increase was attributable to the acquisition of six R&D properties since September 30, 2001.

Interest expense increased by $0.27 million, or 12.6%, from $2.14 million for the three months ended September 30, 2001 to $2.41 million for the three months ended September 30, 2002. The increased expense resulted from additional debt that the Company incurred under a new $20 million unsecured loan obtained from Citicorp during the first quarter 2002 and a new unsecured line of credit obtained from Cupertino National Bank during the third quarter 2002. Interest expense (related parties) decreased by $0.41 million, or 32.3%, from $1.27 million for the three months ended September 30, 2001 to $0.86 million for the three months ended September 30, 2002 due to lower interest rates and repayments of debt under the Berg Group line of credit. As a result, overall interest expense (including amounts paid to related parties) for the quarter ended September 30, 2002 decreased by $0.14 million compared to the same quarter a year ago. Interest expense increased by $0.47 million, or 7.2%, from $6.57 million for the nine months ended September 30, 2001 to $7.04 million for the nine months ended September 30, 2002. Interest expense (related parties) decreased by $0.96 million, or 25.7%, from $3.73 million for the nine months ended September 30, 2001 to $2.77 million for the nine months ended September 30, 2002. Overall interest expense for the nine months ended September 30, 2002 decreased by $0.49 million compared to the nine months ended September 30, 2001 due primarily to lower interest rates and repayments of debt under the Berg Group line of credit. The six R&D property acquisitions and additional debt the Company obtained increased total debt outstanding, including amounts due related parties, by $15.44 million, or 7.0%, from $220.81 million as of September 30, 2001 to $236.25 million as of September 30, 2002. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions, as the Company draws on the Berg Group line of credit, and as it seeks alternative sources of credit.

NET INCOME TO MINORITY INTEREST AND NET INCOME TO COMMON STOCKHOLDERS
The minority interest portion of income decreased by $9.02 million, or 31.0%, from $29.06 million for the three months ended September 30, 2001 to $20.04 million for the three months ended September 30, 2002. This difference was represented principally by the gain from asset sales of $8.45 million in the third quarter of 2001. Net income to stockholders decreased by $1.17 million, or 20.4%, from $5.73 million for the three months ended September 30, 2001 to $4.56 million for the same period in 2002. For the nine months ended September 30, 2002 and 2001, the minority interest portion of income was $66.95 million and $70.08 million, respectively, resulting in net income to stockholders of $13.83 million and $13.93 million, respectively. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of September 30, 2002 and 2001.

RECENT RENTAL MARKET DEVELOPMENTS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly in 2001 and in the first nine months of 2002 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 14.8% in late 2001 to 20.8% at the end of the third quarter 2002. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2002 amounted to 31.8 million square feet, of which 40%, or 12.7 million square feet, was being offered under subleases. Total negative net absorption in 2001 amounted to approximately 15.6 million square feet. During the first nine months of 2002, there was total negative net absorption of approximately 9.3 million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying considerably by submarket and location within each submarket. The Company's actual occupancy rate at September 30, 2002 was 86%, which is a significant decline from the occupancy rate of 98% at September

30, 2001, but higher than the area's occupancy rate. The Company believes that its occupancy rate could decline going forward if more key tenants seek the protection of the bankruptcy laws. For example, during the last twelve months, ten tenants accounting for approximately 744,000 net rentable square feet of R&D properties have either filed petitions under Chapter 11 of the Bankruptcy Code or have discontinued operations. Under the bankruptcy laws, tenants may have the right to reject their leases with us and our claim for rent will be limited to the greater of one year's rent or 15% of the total amount of rent under the leases upon default, but not to exceed three years of rent on the remaining term of the lease following the earlier of the petition filing date or the date on which we gained repossession of the property, as well as any rent that was unpaid on the earlier of those dates. In addition, leases with respect to approximately 476,000 rentable square feet are expiring prior to the end of 2002. These properties may take anywhere from six to 12 months or longer to re-lease. The Company anticipates its vacancy rate to range between 14-16% by the end of 2002 and renewal rental rates to be the same as or, perhaps, lower than current rental rates. The Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

The most significant changes during the nine months ended September 30, 2002 resulted from property acquisitions and exchanges. In addition, debt increased from new acquisitions and borrowings and stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

At September 30, 2002, real estate assets increased by approximately $50.5 million from December 31, 2001 taking into account new acquisitions, one disposition, and some tenant improvements. During the first nine months of 2002, the Company acquired two additional properties representing approximately 290,000 rentable square feet of R&D property located in Silicon Valley from the Berg Group under the Berg land holdings option agreement. The aggregate acquisition price for these properties was approximately $31.0 million. The Company financed these acquisitions by borrowing $18.0 million under the Berg Group line of credit and issuing 835,491 O.P. Units. In addition, in March 2002, the Company acquired three R&D properties representing approximately 206,500 rentable square feet for approximately $31.3 million as replacement properties in a tax-deferred exchange in which the Company disposed of former R&D properties at 5713-5729 Fontanoso Way and 2001 Logic Drive in San Jose, California. No debt or O.P. Units were issued for these acquisitions. The Company also realized a gain of $6.1 million on the transaction.

At September 30, 2002, total liabilities increased by approximately $9.7 million from December 31, 2001 as a result of obtaining a new line of credit and incurring debt from acquisitions.

At September 30, 2002, total stockholders' equity increased by approximately $2.7 million from December 31, 2001 from the reduction of accumulated deficit, stock option exercises and the exchange of O.P. Units for the Company's common stock. During the nine months ended September 30, 2002, stock options to purchase 33,550 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were approximately $0.15 million. During the first nine months of 2002, two limited partners of an operating partnership exchanged 104,000 O.P. Units for 104,000 shares of the Company's common stock under the exchange rights agreement among the Company and the limited partners in the operating partnerships, which represented additional paid in capital of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders and unit holders, debt service, leasing commissions and recurring capital expenditures to come from Funds From Operations ("FFO") and/or the Berg Group line of credit and other credit facilities that may be established by the Company with third party financial institutions. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2002. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet short-term obligations or other liquidity needs based on the Berg Group and Cupertino National Bank line of credit. Despite the current weakness in the economy, the Company expects interest expense to increase, but not significantly, as it incurs debt through acquisitions of new properties and as interest rates increase.

The Company is continually evaluating alternative sources of credit to replace the Berg Group $100 million line of credit, which expires in March 2003. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from institutional lenders. There can be no assurance, however, that the Berg Group will continue to rollover and extend this line of credit, as it has been doing since 1999, or that the Company will be able to obtain a line of credit with terms similar to the Berg Group line of credit. Thus, the Company's cost of borrowing could increase substantially in 2003 and thereafter.

On March 1, 2002, the Company obtained a $20 million unsecured loan from Citicorp USA, Inc. with an interest rate based on LIBOR. The loan, which matures on March 1, 2003, bears a fixed LIBOR interest rate of 4.09% for the first six months and LIBOR plus 2.0% thereafter. The Company paid a loan fee of $50,000 and expects to use the loan for acquiring new R&D properties.

At September 30, 2002, the Company had total indebtedness of $236.3 million, including $125.9 million of fixed rate mortgage debt, $11.2 million under the Berg Group mortgage note (related parties), $51.5 million under the Berg Group line of credit (related parties), $20.0 million under the Citicorp loan, and $27.7 million under the Cupertino National Bank line of credit.

As of September 30, 2002, the Company's Debt to Total Market Capitalization ratio was approximately 17.0%, based upon a Total Market Capitalization of approximately $1.4 billion. The Company computed this ratio by dividing the Company's total debt outstanding as of September 30, 2002 by the sum of this debt plus the market value of common stock (based upon the closing price of $11.08 per share on September 30, 2002) on a fully diluted basis, taking into account the conversion of all O.P. Units into common stock.

On October 10, 2002, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of September 30, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit to all holders of O.P. Units.

On July 12, 2002, the Company established a $40 million unsecured revolving line of credit (the "Revolving Line of Credit") with Cupertino National Bank, Cupertino, California (the "Bank"). The Revolving Line of Credit is guaranteed by the Company and two operating partnerships, which pledged four properties, bears interest at LIBOR plus 2%, and matures July 12, 2004. The Company pays an annual loan fee of $33,000. The Company will use the proceeds from the Revolving Line of Credit to repay debt, complete acquisitions and finance other working capital requirements.

MORTGAGE DEBT

         The following table sets forth information regarding debt outstanding as of September 30, 2002:



                                                                                                            Maturity     Interest
                Debt Description                            Collateral Properties            Balance          Date         Rate
------------------------------------------- ------------------------------------------- ----------------- ------------ ------------
                                                                                           (Dollars in
                                                                                            thousands)
Line of Credit:
Berg Group (related parties)                2033-2043 Samaritan Drive, San Jose, CA          $51,465          3/03          (1)
                                            2133 Samaritan Drive, San Jose, CA          -----------------
                                            2233-2243 Samaritan Drive, San Jose, CA
                                            1310-1450 McCandless Drive, Milpitas, CA
                                            1315-1375 McCandless Drive, Milpitas, CA
                                            1650-1690 McCandless Drive, Milpitas, CA
                                            1795-1845 McCandless Drive, Milpitas, CA
                                            2251 Lawson Lane, Santa Clara, CA (4)
                                            20605-20705 Valley Green Dr, Cupertino, CA (4)

Mortgage Notes Payable (related parties):   5300 & 5350 Hellyer Avenue, San Jose, CA          11,153          6/10        7.650%
                                                                                        -----------------

Mortgage Notes Payable:
Prudential Capital Group                    20400 Mariani Avenue, Cupertino, CA                1,468          4/09        8.750%
New York Life Insurance Company             10440 Bubb Road, Cupertino, CA                       322          9/09        9.625%
Home Savings & Loan Association             10460 Bubb Road, Cupertino, CA                       314         12/06        9.500%
Prudential Insurance Company of America (2) 10300 Bubb Road, Cupertino, CA                   123,794         10/08        6.560%
                                            10500 N. DeAnza Blvd, Cupertino, CA
                                            4050 Starboard Drive, Fremont, CA
                                            45700 Northport Loop, Fremont, CA
                                            45738 Northport Loop, Fremont, CA
                                            450-460 National Avenue, Mt View, CA
                                            6311 San Ignacio Avenue, San Jose, CA
                                            6321 San Ignacio Avenue, San Jose, CA
                                            6325 San Ignacio Avenue, San Jose, CA
                                            6331 San Ignacio Avenue, San Jose, CA
                                            6341 San Ignacio Avenue, San Jose, CA
                                            6351 San Ignacio Avenue, San Jose, CA
                                            3236 Scott Blvd, Santa Clara, CA
                                            3560 Bassett Street, Santa Clara, CA
                                            3570 Bassett Street, Santa Clara, CA
                                            3580 Bassett Street, Santa Clara, CA
                                            1135 Kern Avenue, Sunnyvale, CA
                                            1212 Bordeaux Lane, Sunnyvale, CA
                                            1230 E. Arques, Sunnyvale, CA
                                            1250 E. Arques, Sunnyvale, CA
                                            1170 Morse Avenue, Sunnyvale, CA
                                            1600 Memorex Drive, Santa Clara, CA
                                            1688 Richard Avenue, Santa Clara, CA
                                            1700 Richard Avenue, Santa Clara, CA
                                            3540 Bassett Street, Santa Clara, CA
                                            3542 Bassett Street, Santa Clara, CA
                                            3544 Bassett Street, Santa Clara, CA
                                            3550 Bassett Street, Santa Clara, CA
                                                                                        -----------------
Mortgage Notes Payable Subtotal                                                              125,898
                                                                                        -----------------
Unsecured Loan:
Citicorp USA, Inc.                          Not Applicable                                    20,000          3/03          (3)
                                                                                        -----------------
Revolving Line of Credit:
Cupertino National Bank                     Not Applicable                                    27,739          7/04          (5)
                                                                                        -----------------
Total                                                                                       $236,255
                                                                                        =================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2003. The interest rate at September 30, 2002 was 3.051%.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12.0 million of this debt.
(3) The unsecured loan from Citicorp USA, Inc. carries a fixed LIBOR interest rate equal to 4.09% for the first six months and LIBOR plus 2.0% thereafter and is payable in full in March 2003. The interest rate at September 30, 2002 was 3.81%.
(4)  Substituted collateral properties for the Berg Group line of credit.
(5) The unsecured revolving line of credit from Cupertino National Bank carries a variable interest rate equal to LIBOR plus 2.0% and is payable in full in July 2004. The interest rate at September 30, 2002 was 3.82%.

CURRENT PROPERTIES SUBJECT TO OUR ACQUISITION AGREEMENT WITH THE BERG GROUP

The following table presents certain projected information at September 30, 2002 concerning projects for which the Company, through its interests in the operating partnerships, has the right to acquire under the Berg land holdings option agreement.

                                                Approximate
                                Number of      Rentable Area           Anticipated             Total Estimated
Property                        Buildings      (Square Feet)         Acquisition Date       Acquisition Value (1)
------------------------------ ------------ -------------------- ------------------------- -------------------------
Berg Land Holdings Option
Under Development                                                                           (Dollars in thousands)
Morgan Hill (JV I) (2)              2            160,000           4th Q 2002/1st Q 2003            $17,500
Morgan Hill (JV II) (2)             1            151,242           4th Q 2002/1st Q 2003             16,200
                                    -            -------                                             ------
               Subtotal             3            311,242                                             33,700

Available Land
Piercy & Hellyer                                 490,000
Morgan Hill (2)                                  368,025
King Ranch                                       207,000
Fremont & Cushing                                387,000
Evergreen                                      2,480,000
                                               ---------
              Subtotal                         3,932,025

                                                --------                                            -------
TOTAL                               3          4,243,267                                            $33,700
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

Leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past year and the first nine months of 2002.
Consequently, the Company believes that the projected acquisition dates for other development properties subject to the Berg land holdings option agreement may be delayed for the foreseeable future. Such delays limit future growth in revenues, operating income and Funds Available for Distribution ("FAD").

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the nine months ended September 30, 2002 was $97.2 million compared to $81.4 million for the same period in 2001, a 19% increase. The change was a direct result of increased rent from newly acquired properties.

Net cash used in investing activities was approximately $20.5 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively. Of the $20.5 million net cash used in investing activities, $18.5 million represented the return of a deposit furnished by Xilinx, Inc. relating to a purchase option agreement between Xilinx and the Company, $1.7 million was used to acquire new equipment and tenant improvements, and $0.3 million was applied to Xilinx's monthly rent obligation prior to the execution of the purchase option agreement.

Net cash used in financing activities was $75.0 million for the nine months ended September 30, 2002 compared to $78.7 million for the same period in 2001, a 5% decrease. Of the $75.0 million net cash used in financing activities, $48.2 million was used to pay outstanding debt, $62.1 million for minority interest distributions, and $12.5 million for dividends. The Company obtained $47.8 million from financing activities, including borrowings under the Citicorp unsecured loan and the Cupertino National Bank line of credit, as well as proceeds from the exercise of stock options. During the nine months ended September 30, 2002, the Company made payments on outstanding debt and distributions to holders of its common stock and O.P. Units by utilizing cash generated from operating activities and other borrowed funds.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three and nine months ended September 30, 2002 and 2001 are summarized in the tables below:

                                Three Months Ended September 30,               Nine Months Ended September 30,
                            -----------------------------------------     ------------------------------------------
                                  2002                   2001                    2002                   2001
                            ------------------     ------------------     -------------------    -------------------
                                     (Dollars in thousands)                        (Dollars in thousands)
Net income                     $ 4,558                $ 5,730                 $13,832                $13,932
Add:
    Minority interest (1)       19,941                 28,897                  66,546                 69,593
    Depreciation (2)             4,552                  4,326                  13,409                 12,592
Less:
    Gain on sale of assets           -                  8,452                   6,103                 11,553
                            ------------------     ------------------     -------------------    -------------------
FFO                            $29,051                $30,501                 $87,684                $84,564
                            ==================     ==================     ===================    ===================


(1)  Excludes minority interest for unrelated parties.
(2)  Includes depreciation from discontinued operations.

DISTRIBUTION POLICY

The Company intends to pay distributions to stockholders and O.P. unit holders based upon total Funds Available for Distribution ("FAD"), which is calculated as FFO less adjustment for straight-line rents included in net income, leasing commissions paid and capital expenditures made during the respective period. The calculations of FAD for the three and nine months ended September 30, 2002 and 2001 are as follows:



                                Three Months Ended September 30,                Nine Months Ended September 30,
                            ------------------------------------------     ------------------------------------------
                                   2002                   2001                    2002                   2001
                            -------------------    -------------------     -------------------    -------------------
                                     (Dollars in thousands)                         (Dollars in thousands)
FFO                              $29,051                $30,501                 $87,684                $84,564
Less:
    Straight-line rents            (484)                  1,025                 (1,088)                  5,352
    Leasing commissions               33                     71                     277                    653
    Capital expenditures             586                     87                     699                    411
                            -------------------    -------------------     -------------------    -------------------
FAD                              $28,916                $29,318                 $87,796                $78,148
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

The primary market risk we face is the risk of interest rate fluctuations. The Berg Group line of credit, the Cupertino National Bank line of credit and the Citicorp USA unsecured loan, which are tied to a LIBOR based interest rate, were approximately $51.5 million, $27.7 million, and $20.0 million, or 22%, 12% and 8%, respectively, of the total $236.3 million of outstanding debt as of September 30, 2002. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At September 30, 2002, we had no interest rate caps or interest rate swap contracts.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of September 30, 2002, a 1% increase or decrease in interest rates on our $99.2 million of floating rate debt would decrease or increase, respectively, nine months earnings and cash flows by approximately $0.74 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.

ITEM 4
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, the Company has conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c. Base upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

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


                               Mission West Properties, Inc.
                               (Registrant)


Date:   November 12, 2002      By:/s/ Wayne N. Pham
                                  ----------------------------------------------
                                  Wayne N. Pham
                                  Vice President of Finance and Controller
                                  (Principal Accounting Officer and Duly
                                  Authorized Officer)

                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Carl E. Berg, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to  ensure  the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying offices and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Carl E. Berg
Chairman and CEO

November 12, 2002

                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Wayne N. Pham, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to  ensure  the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying offices and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Wayne N. Pham
Vice President of Finance and Controller

November 12, 2002

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


================================
Carl E. Berg
Chairman of the Board and Chief Executive Officer
November 12, 2002


================================
Wayne N. Pham
Vice President of Finance and Controller
November 12, 2002

     This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.