Form 10-K
period 2002-12-31
MISSION WEST PROPERTIES INC
filed 2003-03-27
CIK 1067419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 1-8383

                          MISSION WEST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


           Maryland                                             95-2635431
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                            Identification Number)

10050 Bandley Drive, Cupertino CA                                 95014
     (Address of principal                                     (Zip Code)
       executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2002, as reported on the American Stock Exchange, was approximately $212,926,741. As of March 25, 2003 there were 17,653,691 shares of the
Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003, and to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           Forward Looking Information

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of Real Estate Investment Trusts ("REITs")), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg Land Holdings Option Agreement is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. See Part I, Item 1, "Risk Factors."

                          MISSION WEST PROPERTIES, INC.


                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I
                                                                                                  Page No.
Item 1.         Business                                                                             1
Item 2.         Properties                                                                           15
Item 3.         Legal Proceedings                                                                    21
Item 4.         Submission of Matters to a Vote of Security Holders                                  21

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters                                                                  22
Item 6.         Selected Financial Data                                                              23
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  25
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                           42
Item 8.         Financial Statements and Supplementary Data                                          43
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                  69

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant                                   70
Item 11.        Executive Compensation                                                               70
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters                                                                  70
Item 13.        Certain Relationships and Related Transactions                                       70
Item 14.        Controls and Procedures                                                              70

                                     PART IV

Item 15.        Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K                                                                          71
                Signatures                                                                           73
                Rule 13a-14 Certifications                                                           74

PART I

ITEM 1. BUSINESS

     ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages Research and Development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2002, we owned and managed 101 properties totaling approximately 7.2 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. The four tenants who lease the most square footage from us are Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), and Apple Computer, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust ("REIT") since fiscal 1999.

     Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, the members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests (the "Berg Group"). We acquired these properties as of July 1, 1998 by becoming the general partner of each of the four operating partnerships in an UPREIT transaction. At that time, we also acquired ten properties comprising approximately 560,000 rentable square feet from entities controlled by third parties in which the Berg Group members were significant owners.

     Through various property acquisition agreements with the Berg Group, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often built-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits, financing construction and leasing the properties. Since September 1998, we have acquired approximately 2,879,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

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

     - exchange their operating partnership interests ("O.P. Units") for our common stock;

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

     BUSINESS STRATEGY

     Our acquisition, growth and operating strategy incorporates the following elements:

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

     ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

     We anticipate that most of our growth, if any, in rentable square footage in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or to be developed in the future by the Berg Group. For example, in early 2003 we acquired an approximate 50% interest in a joint venture, TBI-Mission West, LLC, which consists of four R&D properties totaling approximately 593,000 rentable square feet from the Berg Group. In addition to this project, the Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately
     3.93 million square feet of new developments. Nevertheless, at this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group for several years because of current market conditions in the Silicon Valley.

     We also have an option under the Berg Land Holdings Option Agreement to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been approved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. In addition, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. Our independent directors committee will decide whether we will pursue the opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units ("Fully Diluted"), falls below 25%.

     BERG LAND HOLDINGS OPTION AGREEMENT. We believe that control of high quality, developable land is an important strategic factor for continued success in the Silicon Valley market. In December 1998, we entered into the Berg Land Holdings Option Agreement under which we have the option to acquire any future R&D, office and industrial property developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. As of December 31, 2002, we had acquired 18 leased R&D properties totaling approximately 1,864,000 rentable square feet under this agreement at a cost of approximately $192.2 million, for which we issued 7,583,686 O.P. Units and assumed debt of approximately $109 million. The principal terms of the agreement include the following:

     - So long as the Berg Group members and their affiliates own or have the right to acquire shares representing at least 65% of our common stock on a Fully Diluted basis, we will have the option to acquire any building developed by any member of the Berg Group on the land subject to the Berg Land Holdings Option Agreement at such time as the building has been leased. Upon our exercise of the option, the option price will equal the sum of the following or a lesser amount as approved by the independent directors committee:

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

     The following table presents certain information concerning currently identified land, projects, and joint venture interests projected for R&D property development that we have the right to acquire under the Berg Land Holdings Option Agreement.

                                                             Approximate
                                                            Rentable Area            Anticipated             Total Estimated
      Property                            Net Acres         (Square Feet)          Acquisition Date        Acquisition Cost (1)
      ------------------------------ -------------------- ------------------- --------------------------- ---------------------
      Under Development:                                                                                  (dollars in thousands)
      TBI-Mission West JV (2)                 37               593,000                 Q1 2003                   $1,800

                                                             Approximate
                                                            Rentable Area
      Property                            Net Acres         (Square Feet)
      ------------------------------ -------------------- -------------------
      Available Land:

      Piercy & Hellyer                        30               490,000
      Morgan Hill (2)                         24               368,025
      King Ranch                              12               207,000
      Fremont & Cushing                       24               387,000
      Evergreen (3)                          160             2,480,000
                                     -------------------- -------------------
                    Subtotal                  250            3,932.025
                                     -------------------- -------------------
      TOTAL                                   287            4,525,025
                                     ==================== ===================

(1) The estimated acquisition value represents the estimated cash price for acquiring the projects under the terms of the Berg Land Holdings Option Agreement, which may differ from the actual acquisition cost as determined under accounting principles generally accepted in the United States of America ("GAAP"), if O.P. Units or any other securities based on the market value of our common stock are issued in the transaction.
(2) We expect to own an approximate 50% interest in the partnership through one of our operating partnerships. The property will be operated and managed by the other joint venture partner in the entity. The rentable area shown above reflects both the Company's and the other partner's combined interest in this joint venture. Our net investment in this joint venture will be shown as investments on the 2003 consolidated balance sheets.
(3) The Berg Group is attempting to rezone all or part of this land for residential use and if successful, it would no longer be available to the Company for purchase.

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

     The Berg Group currently is seeking government approval of a proposed rezoning of the 250-acre Evergreen site to permit residential development on a substantial portion of the site. If the Berg Group obtains the requested rezoning, it will ask the independent directors committee to approve the removal of the rezoned portions of this property from the Berg Land Holdings Option Agreement.

     Although we expect to acquire the new properties or joint ventures available to us under the terms of the Berg Land Holdings Option Agreement, subsequent to the approval by the independent directors committee, there can be no assurance that we actually will consummate any of the intended transactions, including those discussed above. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds From Operation ("FFO") or available cash for distribution. See Item 1., "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     Given the recent economic downturn in the Silicon Valley, we may not be able to maintain historical levels of growth from acquisitions of new developments in the future.

     OPPORTUNISTIC ACQUISITIONS

     In addition to our principal opportunities under the Berg Land Holdings Option Agreement, we believe our acquisitions experience, established network of real estate and information technology professionals, and overall financial condition will continue to provide opportunities for external growth. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value. Furthermore, our use of the operating partnership structure allows us to offer prospective sellers the opportunity to contribute properties on a tax-deferred basis in exchange for O.P. Units. Although we have not consummated any transactions like this since our July 1, 1998 acquisition of the Berg Group properties, this capacity to complete tax-deferred transactions with sellers of real property further enhances our ability to acquire additional properties.

     FOCUS ON SINGLE TENANT SILICON VALLEY R&D PROPERTIES

     We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has contributed to the relatively low turnover and high occupancy rates on our properties. We believe that the relatively small number of tenants (84) occupying our 101 properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

     RECENT RENTAL MARKET DEVELOPMENTS

     All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly during 2001 and 2002 after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 14.8% in late 2001 to 21.9% at the end of 2002. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2002 amounted to 33.6 million square feet, of which 38.7%, or 13 million square feet, was sublease space. Total negative net absorption in 2001 amounted to approximately (15.6) million square feet. For the year 2002, there was a total negative net absorption of approximately (10.9) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. For the years ended December 31, 2002 and 2001, average occupancy in the Company's stabilized portfolio was 90% and 98%, respectively. Prior to the first quarter of 2002, we had achieved historical average occupancy levels of above 98% since 1999. We believe that maintaining average occupancy levels above 98% will not be sustainable given the current economic environment, as evidenced by our occupancy level of 84% at December 31, 2002. Although we have stringent lease underwriting standards and continually evaluate the financial capacity of both our prospective and existing tenants to proactively manage portfolio credit risk, a downturn in tenants' businesses may weaken tenants' financial conditions and could result in defaults under their lease obligations. We believe that the average 2003 renewal rental rates for our properties will be approximately equal to, or perhaps, below current rents. In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past year. Leases representing approximately 527,000 square feet, or 6.3% of the Company's 2003 annualized base rent, are scheduled to expire during 2003. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be adversely affected.

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

     We believe that our business practices provide us with competitive advantages, including -

     - EXTERNAL DEVELOPMENT AFFILIATE. We have the option to purchase all future R&D, office, industrial property developments of the Berg Group under the Berg Land Holdings Option Agreement on land currently held or acquired directly or indirectly by Carl E. Berg or Clyde J. Berg that is zoned for those purposes and located in California, Oregon and Washington following completion and lease-up of the property. Our option will terminate when the Berg Group's ownership percentage falls below 65% of our common stock calculated on a Fully Diluted basis. Carl E. Berg has agreed to refer to us, and not acquire through the Berg Group, all opportunities to acquire the same kinds of real property in these states that he identifies in the future, until such time as the Berg Group's Fully Diluted ownership percentage falls below 25% and there is no Berg Group nominee on our board of directors. The acquisition terms and conditions for the existing and identified projects have been pre-negotiated and are documented under the Berg Land Holdings Option Agreement. This relationship provides us with the economic benefits of development while eliminating development and initial lease-up risks. It also provides us with access to one of the most experienced development teams in the Silicon Valley without the expense of maintaining development personnel.

     - LEAN ORGANIZATION, EXPERIENCED TEAM. In part because of our primary focus on Silicon Valley, our experience with the special real estate requirements of information technology tenants and the long-term triple-net structure of our leases, we are able to conduct and expand our business with a small management team comprised of highly qualified and experienced professionals working within a relatively flat organizational structure. We believe that the leanness of our organization and our experience will enable us to rapidly assess and respond to market opportunities and tenant needs, control operating expenses and develop and maintain excellent relationships with tenants. We further believe that these advantages translate into significantly lower costs for operations and give us the ability, along with the Berg Group, to compete favorably with other R&D property developers in Silicon Valley, especially for build-to-suit projects subject to competitive bidding. Furthermore, we believe this lower cost structure allows us to generate better returns from properties whose value can be increased through appropriate remodeling and efficient property management.

     - SOUND PROPERTY MANAGEMENT PRACTICES. For each property, the management team, along with the Berg Group staff, develops a specific marketing and property management program. We select vendors and subcontractors on a competitive bid basis from a select group of highly qualified firms with whom we maintain ongoing relationships and carefully supervise their work.

     OPERATING PARTNERSHIP AGREEMENTS

     MANAGEMENT

     The operating partnerships consist of four separate limited partnerships engaged in the combined operation and ownership of all our properties. The operating partnership agreements are identical in all material respects for all four of the limited partnerships. Pursuant to operating partnership agreements, we act as the sole general partner of the operating partnerships, in which capacity we have exclusive control of the business and assets of the operating partnerships and generally have full and complete authority, discretion and responsibility with respect to the operating partnerships' operations and transactions, including, without limitation, acquisitions of additional properties, borrowing funds, raising new capital, leasing buildings, as well as selecting and supervising all employees and agents of the operating partnerships. Through our authority to manage our business and affairs, our board of directors directs the business of the operating partnerships.

     Notwithstanding our effective control of the operating partnerships, the Berg Group holds a substantial majority of the outstanding O.P. Units and the consent of the limited partners holding a majority of the outstanding O.P. Units is required with respect to certain extraordinary actions involving the operating partnerships, including:

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

     TRANSFERABILITY OF O.P. UNITS

     The operating partnership agreements provide that the limited partners may transfer their O.P. Units, subject to certain limitations. Except for certain transfers by the limited partners to or from certain of their affiliates, however, all transfers may be made only with our prior written consent as the sole general partner of the operating partnerships.

     In addition, no transfer of O.P. Units by the limited partners may be made in violation of certain regulatory and other restrictions set forth in the operating partnership agreements. Except in the case of certain permitted transfers to or from certain affiliates of the limited partners, the exchange rights, the put rights, rights to participate in future equity financings and provisions requiring the approval of certain limited partners for certain matters will no longer be applicable to O.P. Units so transferred, and the transferee will not have any rights to nominate persons to our board of directors.

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

     EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

     Under the Exchange Rights Agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to this Item 1., "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

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

     The operating partnership agreements provide that, upon the exercise of an outstanding option under the 1997 Stock Option Plan, we may purchase additional general partner interests in the operating partnerships by contributing the exercise proceeds to the operating partnerships. Our increased interest shall be equal to the percentage of outstanding shares of common stock and O.P. Units on an as-converted basis represented by the shares acquired upon exercise of the option.

     TERM

     The operating partnerships will continue in full force and effect until December 31, 2048 or until sooner dissolved pursuant to the terms of the operating partnership agreements.

     EMPLOYEES

     As of March 25, 2003, we employed five people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

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

     SUBSTANTIAL OWNERSHIP INTEREST. The Berg Group currently owns O.P. Units representing approximately 75.4% of the equity interests in the operating partnerships and approximately 75.2% of our equity interests on a Fully Diluted basis. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

     TAX CONSEQUENCES OF SALE OF PROPERTIES. Because many of our properties have unrealized taxable gain, a sale of those properties could create adverse income tax consequences for limited partners of the operating partnerships. We have agreed with Carl E. Berg, Clyde J. Berg and John Kontrabecki, a limited partner in two of the operating partnerships, that prior to December 29, 2008, each of them may prevent us and the operating partnerships from selling or transferring any of the properties that were acquired from them in our July 1998 UPREIT acquisition if the proposed sale or other transfer will be a taxable transaction. As a result, our opportunities to sell these properties may be limited. If we need to sell any of these properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders or for other working capital purposes, we may be unable to do so. These restrictions could harm our business and cause our stock price to fall.

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

     RELATED PARTY DEBT. As of December 31, 2002, we had borrowed approximately $58.8 million under our $100 million line of credit with the Berg Group, which is collateralized by ten of our properties and expires March 2004. Currently, there is no debt outstanding under this line of credit, but we have the right to draw on the line of credit and are liable for repayment of all amounts owing under the line of credit. The line of credit bears interest at an annual rate of LIBOR plus 1.30%. The Berg Group has no obligation to renew this line of credit when it expires in 2004, and we may be unable to obtain a similar credit facility on comparable terms. We are also liable for a mortgage loan of $11.1 million that we assumed in connection with our acquisition of a property that we acquired in May 2000 under the Berg Land Holdings Option Agreement. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. They could result in a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1., "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

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

     GEOGRAPHIC CONCENTRATION. All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as the "Silicon Valley." The Silicon Valley economy has been weakening for the past two years, and future increases in values and rents for our properties depend to a significant extent on the recovery of this region's economy.

     LOSS OF KEY TENANTS. Single tenants, many of whom are large, publicly traded information technology companies, occupy most of our properties. For example, we may lose tenants when existing leases expire because it may be difficult to re-lease the same property due to substantial overcapacity of R&D properties in the Silicon Valley at present. Losing a key tenant could adversely affect our operating results and our ability to make distributions to stockholders if we are unable to obtain replacement tenants promptly. Moreover, to retain key tenants upon the expiration of existing leases we may need to reduce rents, which also could adversely affect our operating results and ability to make distributions.

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

     OUR SUBSTANTIAL INDEBTEDNESS. Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. When the Berg Group line of credit expires in March 2004, we cannot assure you that we will be able to obtain a replacement line of credit with terms similar to the Berg Group line of credit, or at all. Our cost of borrowing funds could increase substantially after the Berg Group line of credit expires. Under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payments of all $100 million outstanding could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and common stocks of the Company held by the members of the Berg Group. We have no reason to expect such a sale or transfer in the foreseeable future, but the members of the Berg Group have no obligation to us to refrain from any such sale or other transfer. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

     FAILURE TO SATISFY FEDERAL INCOME TAX REQUIREMENTS FOR REITS COULD REDUCE OUR DISTRIBUTIONS, REDUCE OUR INCOME AND CAUSE OUR STOCK PRICE TO FALL.

     FAILURE TO QUALIFY AS A REIT. Although we currently operate in a manner designed to enable us to qualify and maintain our REIT status, it is possible that economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our board of directors either to refrain from making the REIT election or to revoke that election once made. To maintain REIT status, we must meet certain tests for income, assets, distributions to stockholders, ownership interests, and other significant conditions. If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain provisions of the tax laws, we would be disqualified from treatment as a REIT for the four taxable years following the year in which our qualification was lost. As a result, fund available for distribution, or FAD, to our stockholders would be reduced for each of the years involved and, in addition, we would no longer be required to make distributions to our stockholders.

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

     OUR OBLIGATION TO PURCHASE TENDERED O.P. UNITS COULD REDUCE OUR CASH DISTRIBUTIONS.

     Each of the limited partners of the operating partnerships, other than Carl
     E. Berg and Clyde J. Berg, has the annual right to cause the operating partnerships to purchase the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the ten-trading-day period immediately preceding the date of tender. Upon a limited partner's exercise of any such right, we will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights became exercisable on December 29, 1999, and are available once during a 12-month period. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the operating partnerships or we will be entitled to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million. The exercise of these put rights may reduce the amount of cash that we have available to distribute to our stockholders and could cause our stock price to fall.

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

     SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

     We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of the common stock. As of December 31, 2002, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period.

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

ITEM 2.   PROPERTIES

     GEOGRAPHIC AND TENANT FOCUS

     We focus principally on the facility requirements of information technology companies in the Silicon Valley, which include space for office, R&D, light manufacturing and assembly. With the Silicon Valley's highly educated and skilled work force, history of numerous successful start-up companies and large contingent of venture capital firms, we believe that this region will continue to spawn successful new high-growth industries and entrepreneurial businesses to an extent matched nowhere else in the United States. We believe that our focus and thorough understanding of the Silicon Valley real estate market enables us to:

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

     PROPERTY PORTFOLIO

     All of our properties are R&D properties. Generally, these properties are one- to four-story buildings of tilt-up concrete construction, have 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from 6,000 to 515,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants' requirements with the use of movable dividers.

     The following table sets forth certain information relating to our properties as of December 31, 2002:


                                                                                                       Major Tenants'
                                         Total     Percentage                                            Rentable
                              No. of    Rentable  Leased as of   Average 2002                           Sq. Ft. at     2002 Annual
Location                    Properties   Sq. Ft.  Dec. 31, 2002   Occupancy    Major Tenants             12/31/02     Base Rents (1)
------------------------------------------------------------------------------------------------------------------------------------

5300-5350 Hellyer Avenue (3)     2      160,000       100%           100%      Tyco International, Inc.    160,000   $  3,219,530

10401-10411 Bubb Road (3)        1       20,330       100%           100%      Celerity Systems, Inc.       20,330        501,009

45365 Northport Loop West        1       64,218        51%            79%      JNI Corporation              19,727        967,167

45700 Northport Loop East        1       47,570       100%           100%      Philips Electronics          47,570        789,180

45738 Northport Loop West        1       44,256       100%           100%      EIC Corporation              44,256        582,033

4050 Starboard Drive             1       52,232       100%           100%      Flash Electronics, Inc.      52,232        814,819

3501 W. Warren Avenue &          1       67,864       100%           100%      Storage Way, Inc.            51,864      1,431,433
46600 Fremont Blvd.

                                                                                                       Major Tenants'
                                         Total     Percentage                                            Rentable
                              No. of    Rentable  Leased as of   Average 2002                           Sq. Ft. at     2002 Annual
Location                    Properties   Sq. Ft.  Dec. 31, 2002   Occupancy    Major Tenants             12/31/02     Base Rents (1)
------------------------------------------------------------------------------------------------------------------------------------

48800 Milmont Drive              1       53,000       100%           100%      Zhone Technologies, Inc.     53,000        637,185

4750 Patrick Henry Drive         1       65,780         0%            75%      Vacant                                   1,184,608

Triangle Technology Park (3)     7      416,927       100%           100%      JDS Uniphase Corporation    152,362      7,721,587
                                                                               Intevac Corporation         119,583
                                                                               Xicom Technology, Inc.       47,480
                                                                               Solid Data Systems, Inc.     34,248
                                                                               Diligent Software Systems    25,350
                                                                                Corp.
5850-5870 Hellyer Avenue         1      109,715         0%            67%      Vacant                                   1,265,350

5750 Hellyer Avenue              1       73,312         0%            67%      Vacant                                     988,017

800 Branham Lane East            1      239,000         0%            16%      Vacant                                     740,716

5500-5550 Hellyer Avenue         2      196,534        23%            68%      ACT Electronics, Inc.        46,120      2,534,974

5400 Hellyer Avenue              1       77,184       100%           100%      Jetstream Communications,    77,184      1,334,446
                                                                                Inc.

5325-5345 Hellyer Ave. (2)(4)    2      256,500       100%           100%      Celestica Asia, Inc.        256,500      4,526,052

5905-5965 Silver Creek           4      346,000       100%           100%      CIENA Corporation           346,000      7,538,370

855 Branham Lane East            1       67,912       100%           100%      Lynuxworks, Inc.             67,912      2,289,056

1065 La Avenida Street           5      515,700       100%           100%      Microsoft Corporation       515,700     20,337,815

1750 Automation Parkway          1       80,641       100%           100%      JDS Uniphase Corporation     80,641      1,776,512

1756 Automation Parkway          1       80,640       100%           100%      JDS Uniphase Corporation     80,640      1,855,040

1762 Automation Parkway          1       61,100       100%           100%      JDS Uniphase Corporation     61,100      2,139,108

1768 Automation Parkway          1      110,592       100%           100%      JDS Uniphase Corporation    110,592      3,189,564

255 Caspian Drive                1       98,500         0%            33%      Vacant                                     673,320

245 Caspian Drive                1            -         0%            33%      Vacant                                     742,560

5900 Optical Court (2)           1      165,000       100%           100%      Stryker Endoscopy           165,000      2,128,500

2610 Orchard Parkway (2)         1       54,093       100%           100%      Cadence Design Systems, Inc. 54,093        924,507

2630 Orchard Parkway (2)         1       60,633         0%            75%      Vacant                                     896,703

55 West Trimble Road (2)         1       91,722       100%           100%      Cadence Design Systems, Inc. 91,722      1,567,564

2251 Lawson Lane                 1      125,000       100%           100%      Amdahl Corporation          125,000      1,431,032

1230 East Arques                 1       60,000       100%           100%      Amdahl Corporation           60,000        323,503

1250 East Arques                 4      200,000       100%           100%      Amdahl Corporation          200,000        755,923

3120 Scott Blvd.                 1       75,000       100%           100%      Amdahl Corporation           75,000      1,238,081

20400 Mariani Avenue             1      105,000       100%           100%      Dade Behring, Inc.          105,000      1,096,200

10500 De Anza Blvd.              1      211,000       100%           100%      Apple Computer, Inc.        211,000      4,845,038

20605-705 Valley Green Dr.       2      142,000       100%           100%      Apple Computer, Inc.        142,000      1,975,382

10300 Bubb Road                  1       23,400       100%           100%      Apple Computer, Inc.         23,400        423,540

10440 Bubb Road                  1       19,500       100%           100%      Luminous Networks, Inc.      19,500        647,400

10460 Bubb Road                  1       45,460       100%           100%      Luminous Networks, Inc.      45,460      1,330,184

1135 Kern Avenue                 1       18,300       100%           100%      Broadmedia, Inc.             18,300        322,761

                                                                                                       Major Tenants'
                                         Total     Percentage                                            Rentable
                              No. of    Rentable  Leased as of   Average 2002                           Sq. Ft. at     2002 Annual
Location                    Properties   Sq. Ft.  Dec. 31, 2002   Occupancy    Major Tenants             12/31/02     Base Rents (1)
------------------------------------------------------------------------------------------------------------------------------------

1190 Morse Avenue &              1       28,350        66%            89%      Coptech West                 18,750        312,796
405 Tasman Avenue

450 National Avenue              1       36,100       100%           100%      ePeople, Inc.                36,100      1,216,540

3301 Olcott Street               1       64,500         0%            16%      Vacant                                     196,007

2800 Bayview Avenue              1       59,736       100%           100%      Mattson Technology, Inc.     59,736        695,059

6850 Santa Teresa Blvd.          1       30,000        59%            62%      Indala                       17,650        336,508

6810 Santa Teresa Blvd.          1       54,996       100%           100%      Polaris Networks, Inc.       54,996      1,674,695

140-150 Great Oaks Blvd.         2      105,300        81%            84%      Atcor Corporation            31,750      1,645,348
& 6781 Via Del Oro                                                             Amtech Corporation           31,500
                                                                               Saint Gobain                 21,800

6540-6541 Via Del Oro &          2       66,600       100%           100%      Exsil, Inc.                  20,076      1,105,702
6385-6387 San Ignacio Ave.                                                     Alcatel USA, Inc.            17,400
                                                                               Modutek Corporation          17,400

6311-6351 San Ignacio Ave.       5      362,767       100%           100%      On Command Corporation      131,320      5,710,364
                                                                               Saint-Gobain                 82,875
                                                                               Avnet, Inc.                  53,494
                                                                               Photon Dynamics, Inc.        52,000
                                                                               Teledex Corporation          30,000

6320-6360 San Ignacio Ave.       1      157,292        84%            91%      Nortel Networks Corp.        92,692      3,963,975
                                                                               Quantum 3D                   19,600


75 East Trimble Road &           2      170,810       100%           100%      Comerica Bank                93,984      2,590,311
2610 North First Street                                                        County of Santa Clara        76,826

2033-2243 Samaritan Drive        3      235,122        36%            36%      Texas Instruments            48,677      3,352,550
                                                                               State Farm Insurance         23,801

1170 Morse Avenue                1       39,231       100%           100%      CA Parkinsons Foundation     39,231        296,840

3236 Scott Blvd.                 1       54,672       100%           100%      Celeritek, Inc.              54,672      1,030,842

1212 Bordeaux Lane               1       71,800       100%           100%      TRW, Inc.                    71,800      1,350,225

McCandless Technology Park      14      705,956        91%           92%       Larscom, Inc.               118,708
                                                                               Arrow Electronics, Inc.      92,862     11,893,698
                                                                               SDRC                         50,768
                                                                               Chartered Semiconductor      45,312
                                                                               Panasonic Industrial Co.     40,970
                                                                               K-TEC Corporation.           39,800

1600 Memorex Drive               1      107,500       100%           100%      Sasco Electric              107,500        781,299

1688 Richard Avenue              1       52,800       100%           100%      NWE Technology, Inc.         52,800        763,717

1700 Richard Avenue              1       58,783       100%           100%      Broadwing, Inc.              58,783        649,555

                          ----------------------                                                                     -------------
             TOTAL             101    7,163,930                                                                      $129,251,800
                          ======================                                                                     =============

(1) Annual cash rents do not include any effect for recognition of rental income on the straight-line method of accounting required by generally accepted accounting principles in the United States of America under which contractual rent payment increases are recognized evenly over the lease term. Cash rents for a property sold in 2002 are also excluded.
(2) Property was purchased during 2002. The 2002 Annual Base Rent reflects rent received from the date of acquisition through December 31, 2002.
(3) Joint venture properties. Only one property in the Triangle Technology Park is a joint venture.
(4)  Only property 5345 Hellyer Avenue was acquired in 2002.

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

     EVENTS SUBSEQUENT TO DECEMBER 31, 2002

     On January 1, 2003, we acquired a 50% interest in TBI-Mission West, LLC, a two-member joint venture that owns and developed a complex of four R&D properties totaling approximately 593,000 rentable square feet, from the Berg Group. The properties are operated and managed by the other joint venture partner of TBI-Mission West, LLC. The total acquisition price for the 50% interest in the joint venture was $1.8 million, which we financed by issuing 181,032 O.P. Units to the Berg Group.

     LEASE EXPIRATIONS

     The following table sets forth a schedule of the lease expirations for the properties beginning with 2003, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 1,156,122 rentable square feet that was vacant as of December 31, 2002.

                            Number of                                                           Percentage of Total Annual
           Year of Lease     Leases      Rentable Square Footage      2003 Annual Base Rent      Base Rent Represented By
            Expiration      Expiring   Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
         --------------------------------------------------------------------------------------------------------------------
               2003            16                527,369                $  8,133,121                         6.3%

               2004            20              1,211,906                  16,227,002                        12.6%

               2005            21                578,513                  11,834,886                         9.2%

               2006            16              1,310,132                  43,571,901                        33.8%

               2007            16              1,074,928                  23,048,393                        17.8%

               2008             4                218,402                   2,407,255                         1.9%

               2009             4                223,783                   6,088,673                         4.7%

               2010             2                100,275                   1,838,767                         1.4%

               2011             2                602,500                  12,546,990                         9.7%

            Thereafter          1                160,000                   3,316,116                         2.6%
                           --------------------------------------------------------------------------------------------------
                              102              6,007,808                $129,013,104                         100%
                           ==================================================================================================


(1) The base rent for leases expiring is based on scheduled 2003 annualized cash rents, which are different than annual rents determined in accordance with GAAP.

(2)  Based upon 2003 annualized cash rents as discussed in Note (1).

     If we are unable to lease a significant portion of the available space or space scheduled to expire in 2003 and thereafter at any of our properties, if existing tenants do not renew their leases, or if rental rates decrease, our results of operations, financial condition and cash flows would be adversely affected.

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

ITEM 3.   LEGAL PROCEEDINGS

     Neither the operating partnerships, the properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, the properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business. We do not expect any of such proceedings to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The high and low sale prices per share of common stock as reported on AMEX during each quarter of 2002 and 2001 were as follows:


                                    2002                              2001
                        -----------------------------     -----------------------------
                            High            Low               High            Low
                        -------------   -------------     -------------   -------------
1st Quarter                $13.22          $11.10            $14.20          $12.50
2nd Quarter                $13.03          $11.91            $14.39          $11.23
3rd Quarter                $11.99          $10.31            $14.35          $11.60
4th Quarter                $11.20          $9.72             $12.85          $10.85


     On March 25, 2003, there were 235 registered holders of the Company's common stock. We declared and paid dividends in each quarter of 2002 and 2001. We expect to pay quarterly dividends during 2003. The following tables show information for quarterly dividends for 2002 and 2001.

                                          2002
                       -----------------------------------------------
                          Record         Payment           Dividend
                           Date            Date            Per Share
                       -------------   -------------     -------------
1st Quarter               03/29/02        04/11/02           $0.24
2nd Quarter               06/28/02        07/11/02            0.24
3rd Quarter               09/30/02        10/10/02            0.24
4th Quarter               12/31/02        01/09/03            0.24
                                                         -------------
     Total                                                   $0.96
                                                         =============



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
                                                         =============

     For federal income tax purposes, we have characterized 100% of the dividends declared in 2002 and 2001 as ordinary income.

     The closing price of our common stock on December 31, 2002, the last trading day, was $9.90 per share.

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

                                                                                    Year Ended December 31,
                                                         --------------------------------------------------------------------------
                                                              2002           2001           2000           1999           1998
                                                         --------------  -------------  -------------  -------------  -------------
OPERATING DATA:
  Revenue:
     Rental revenues                                         $129,781       $126,229         $97,568        $72,294        $26,637
     Tenant reimbursements                                     20,097         17,474          14,548         10,913          4,142
     Other income, including interest                           4,250          2,465           1,241          1,198            278
     Gain on sale of assets                                         -         11,454             501              -              -
                                                         --------------  -------------  -------------  -------------  -------------
  Total revenues                                              154,128        157,622         113,858         84,405         31,057
                                                         --------------  -------------  -------------  -------------  -------------

  Expenses:
     Property operating, maintenance and real estate taxes     22,015         18,308          14,932         11,367          4,761
     Interest                                                   9,588          8,704           8,290         11,623          4,685
     Interest (related parties)                                 3,422          4,709           4,475          2,246          3,511
     General and administrative                                 1,488          1,284           1,065          1,185          1,501
     Depreciation                                              17,928         16,638          15,178         12,878          5,270
                                                         --------------  -------------  -------------  -------------  -------------
  Total expenses                                               54,441         49,643          43,940         39,299         19,728
                                                         --------------  -------------  -------------  -------------  -------------
     Income before minority interest                           99,687        107,979          69,918         45,106         11,329
     Minority interest                                         83,251         90,129          57,650         38,755         11,610
                                                         --------------  -------------  -------------  -------------  -------------
     Income (loss) from continuing operations                  16,436         17,850          12,268          6,351           (281)
  Discontinued operations, net of minority interests:
     Gain from disposal of discontinued operations              1,018              -               -              -              -
     Income attributable to discontinued operations                47            285             311            180             60
                                                         --------------  -------------  -------------  -------------  -------------
                Income from discontinued operations             1,065            285             311            180             60
                                                         --------------  -------------  -------------  -------------  -------------
  Net income (loss) to common stockholders                   $ 17,501       $ 18,135         $12,579        $ 6,531        $  (221)
                                                         ==============  =============  =============  =============  =============
  Net income to minority interest                            $ 88,576       $ 91,565         $59,054        $39,785        $12,049
                                                         ==============  =============  =============  =============  =============

  Basic net income (loss) from continuing                       $0.94          $1.04            $.72           $.51          $(.17)
     operations per share
  Diluted net income (loss) from continuing                     $0.92          $1.01            $.70           $.50          $(.16)
     operations per share

  Basic net income (loss) per share                             $1.00          $1.06            $.74           $.52          $(.13)
  Diluted net income (loss) per share                           $0.98          $1.03            $.72           $.52          $(.13)

PROPERTY AND OTHER DATA: (2)
  Total properties, end of period                                 101             97              89             80
  Total square feet, end of period (000's)                      7,164          6,799           6,196          5,307
  Average monthly rental revenue per square foot (1)            $1.71          $1.59           $1.36          $1.16
  Occupancy at end of period                                      84%            97%             99%            99%

FUNDS FROM OPERATIONS (3):                                   $117,360       $114,513         $86,303        $59,079        $17,238

  Cash flows from operating activities                       $117,368       $111,157         $84,580        $60,298        $16,264
  Cash flows from investing activities                        (20,744)        (3,040)         (2,736)       (12,084)          (118)
  Cash flows from financing activities                        (97,455)      (107,498)        (83,706)       (41,920)       (21,469)


                                                                                         December 31,
                                                         --------------------------------------------------------------------------
                                                              2002           2001            2000          1999           1998
                                                         --------------  -------------  -------------  -------------  -------------
                                                                                    (dollars in thousands)
BALANCE SHEET DATA:
  Real estate assets, net of accumulated depreciation        $894,728       $860,935        $807,456       $697,616       $516,029
  Total assets                                                929,406        910,255         826,910        712,704        519,866
  Line of credit - related parties                             58,792         79,887          50,886              -              -
  Revolving line of credit                                     23,839              -               -              -              -
  Loan payable                                                 20,000              -               -              -              -
  Debt                                                        125,062        127,416         132,055        133,952        184,389
  Debt - related parties                                       11,078         11,371          11,643         31,193         20,752
  Total liabilities                                           289,817        286,768         255,505        215,212        213,234
  Minority interest                                           528,768        515,063         469,332        396,810        273,379
  Stockholders' equity                                        110,821        108,424         102,073        100,682         33,253

  Common stock outstanding                                 17,487,329     17,329,779      17,025,365     16,972,374      8,218,594
  O.P. Units issued and outstanding                        86,474,032     85,762,541      83,576,027     76,205,789     60,151,697

(1) Average monthly rental revenue per square foot has been determined by taking the total base rent for the period, divided by the number of months in the period, and then divided by the total square feet of occupied space.

(2) Property and other data shown only as of December 31, 2002, 2001, 2000, and 1999.

(3) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and gains and losses from sales of discontinued operations, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. See Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

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

     OVERVIEW AND BACKGROUND

     Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties in a transaction completed September 2, 1997. At that time the Berg Group and the other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, John Kontrabecki, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships through the purchase of the general partnership interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partnership interests represented the balance of the ownership of the operating partnerships. At December 31, 2002, we owned a 16.82% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     On December 28, 1998, our stockholders approved and ratified our sale of common stock under two May 1998 private placements. They also ratified the Exchange Rights Agreement between us and the limited partners, the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement between us and the Berg Group, and approved our reincorporation in the State of Maryland. On December 29, 1998, we sold 6,495,058 shares of common stock at a price of $4.50 per share to a number of accredited investors to complete two May 1998 private placements. The aggregate proceeds, net of fees and offering costs, of approximately $27.8 million were used to pay down amounts outstanding under the demand notes due to the operating partnerships. Our reincorporation under the laws of the State of Maryland through the merger of Mission West Properties into Mission West Properties, Inc. occurred on December 30, 1998, at which time all outstanding shares issued by our predecessor California corporation were converted into shares of our common stock on a one-for-one basis.

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

     CRITICAL ACCOUNTING POLICIES

     We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Actual results may differ from these estimates under different assumptions or conditions.

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

     REAL ESTATE ASSETS. Real estate assets are stated at cost. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate."

     We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, however. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RESERVE. The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectability of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for a straight-line adjustment reserve for existing tenants with the potential of bankruptcy or ceasing operations. Our estimates are based on our review of tenants' payment histories, publicly available financial information and such additional information about their financial condition as tenants provided to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

     CONSOLIDATED JOINT VENTURES. We, through an operating partnership, own three properties that are in joint ventures of which we have interests. We manage and operate all three properties. The recognition of these properties and their operating results are 100% reflected on our consolidated financial statements and minority interest because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

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

     Rental revenue is affected if existing tenants terminate or amend their leases. Thus, if tenants lengthen their lease term, additional rental revenue is recognized. On the other hand, if tenants terminate their lease agreements or shorten their lease terms, rental revenue decreases because of reduced future cash flows and a one-time straight-line adjustment to deferred rent, which is the difference between recognized rental income and rental cash receipts. We try to identify tenants who have the potential of bankruptcy or of ceasing operations. By anticipating these events in advance, we expect to take actions to minimize the effect on the results of our operations. Our judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

     LEASE TERMINATION. Lease termination fees are included in revenues. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

     RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001.

     RENTAL REVENUES
     As of December 31, 2002, through our controlling interests in the operating partnerships, we owned 101 R&D properties totaling approximately 7.2 million square feet compared to 97 such properties totaling approximately
     6.8 million square feet as of December 31, 2001. This represented a net increase of approximately 6% in total rentable square footage from the prior year. During 2002, we made the following acquisitions by purchase of new properties under the Berg Land Holdings Option Agreement or as replacement property in exchange for existing R&D properties that we sold in 2001 and 2002.

               Date of                                                           Rentable Square
             Acquisition                          Address                            Footage
          -------------------    -------------------------------------------    -------------------
                 1/02            5345 Hellyer Avenue                                  125,000
                 3/02            2630 Orchard Parkway (1)                              60,633
                 3/02            2610 Orchard Parkway (1)                              54,093
                 3/02            55 West Trimble Road (1)                              91,722
                 7/02            5900 Optical Court                                   165,000
                                                                                -------------------
                                      Total                                           496,448
                                                                                ===================

(1) Acquired in exchange for R&D properties located at 5713-5729 Fontanoso Way that was sold in year 2001 and 2001 Logic Drive in San Jose, California that was sold in year 2002.

     The following table depicts the amounts of rental revenues from continuing operations for the years ended December 31, 2002 and 2001 represented by our historical properties and the properties acquired in each such year and the percentage of the total increase in rental revenues over the period that is represented by each group of properties.

                                          December 31,
                               ----------------------------------     -----------------------------------------------------
                                                                                           % Change by         % of Total
                                    2002                2001           $ Change           Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                               (dollars in thousands)
Same Property (1)                 $103,076            $112,545            ($9,469)              (8.4%)             (7.5%)
2001 Acquisitions (2)               18,328              13,684              4,644               33.9%               3.7%
2002 Acquisitions                    8,377                   -              8,377                100%               6.6%
                               --------------      --------------     --------------                         --------------
     Total/Overall                $129,781            $126,229             $3,552                2.8%               2.8%
                               ==============      ==============     ==============                         ==============


(1) "Same Property" is defined as properties owned by us prior to 2001 that we still owned as of December 31, 2002.
(2) Operating rental revenues for 2001 Acquisitions do not reflect a full 12 months of operations in 2001 because these properties were acquired at various times during 2001.

     For the year ended December 31, 2002, our rental revenues from real estate increased by $3.5 million, or 3% from $126.2 million for the year ended December 31, 2001 to $129.7 million for the same period in 2002. The $3.5 million increase in rental revenues resulted from new property acquisitions, as "Same Property" rents decreased by ($9.5), rents from newly developed properties acquired in 2001 represented an increased of $4.6 million and rents from newly developed properties acquired in 2002 added approximately $8.4 million of new rental revenue. Approximately $0.3 million and $2.0 million in rental revenues were generated from a discontinued operation for the years ended December 31, 2002 and 2001, respectively. The decline in rental revenues from the "Same Property" portfolio was a result from adverse market conditions and loss of several tenants due to bankruptcy or cessation of operations. Our overall occupancy rate at December 31, 2002 was approximately 84%.

     OTHER INCOME
     The following table depicts the amounts of other income from continuing operations and gains from sales of assets for the years ended December 31, 2002 and 2001.

                                           December 31,
                               ----------------------------------
                                                                                           % Change by
                                    2002                2001            $ Change               Group
                               --------------      --------------     --------------      --------------
                                                (dollars in thousands)
Other income                        $4,250             $ 2,465           $  1,785               72.4%
Gains from sales of assets               -              11,454            (11,454)              (100%)
                               --------------      --------------     --------------
               Total                $4,250             $13,919           $ (9,669)             (69.5%)
                               ==============      ==============     ==============

     Other income, including interest, was approximately $4.3 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively. The $1.8 million increase was primarily from lease termination fees.

     In 2001, gain from sales of real estate was $11.5 million, which were effected as tax-deferred Section 1031 exchanges. Due to the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144") effective January 1, 2002, gains from sales of operating properties are classified as discontinued operations. In 2002, a gain of approximately $6.1 million from the sale of one property consisting of 72,426 rentable square feet at 2001 Logic Drive in a Section 1031 exchange has been classified as Gain from Disposal of Discontinued Operations (see below).

     TENANT REIMBURSEMENTS AND EXPENSES
     The following table reflects the increase in property operating expenses and real estate taxes from continuing operations for the year ended December 31, 2002 over property operating expenses and real estate taxes from continuing operations for the year ended December 31, 2001 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                          December 31,
                               ----------------------------------     -----------------------------------------------------
                                                                                           % Change by         % of Total
                                    2002                2001            $ Change          Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                                (dollars in thousands)

Same Property (1)                  $18,026             $15,894             $2,132               13.4%              11.6%
2001 Acquisitions (2)                2,777               2,414                363               15.0%               2.0%
2002 Acquisitions                    1,212                   -              1,212                100%               6.6%
                               --------------      --------------     --------------                         --------------
     Total/Overall                 $22,015             $18,308             $3,707               20.2%              20.2%
                               ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2001 that we still owned as of December 31, 2002.
(2) Operating expenses and real estate taxes for 2001 Acquisitions do not reflect a full 12 months of operations in 2001 because these properties were acquired at various times during 2001.

     Tenant reimbursements from continuing operations increased by $2.6 million, or 15%, from $17.5 million for the year ended December 31, 2001 to $20.1 million for the year ended December 31, 2002. Operating expenses and real estate taxes from continuing operations, on a combined basis, increased by $3.7 million, or 20%, from $18.3 million for the year ended December 31, 2001 to $22.0 million for the year ended December 31, 2002. Of the $3.7 million increase in operating expenses and real estate taxes, $2.1 million resulted from the Company's "Same Property" portfolio, $0.4 million resulted from properties acquired in 2001 and $1.2 million resulted from properties acquired in 2002. The overall increase in tenant reimbursements, operating expenses and real estate taxes is primarily a result of the growth in the total square footage of the Company's portfolio of properties during the periods presented. Total operating expenses and real estate taxes exceeded tenant reimbursements because of vacancies, which reached approximately 1.16 million square feet by year-end 2002. For the same reason, "Same Property" rental revenues decreased in 2002 over 2001 while "Same Property" operating expenses increased in 2002 over 2001. We expect tenant reimbursements to decrease further in the coming year as our vacancy rate increases. General and administrative expenses increased by $0.2 million from $1.3 million for the year ended December 31, 2001 to $1.5 million for the year ended December 31, 2002, primarily due to the addition of one new employee in 2001 and minor increases in general expenses.

     The following table depicts the amounts of interest expense from continuing operations for the years ended December 31, 2002 and 2001.

                                         December 31,
                               ----------------------------------
                                                                                           % Change by
                                    2002                2001            $ Change              Group
                               --------------      --------------     --------------      --------------
                                                (dollars in thousands)
Interest                           $ 9,588             $ 8,704            $   884               10.2%
Interest (related parties)           3,422               4,709             (1,287)             (27.3%)
                               --------------      --------------     --------------
               Total               $13,010             $13,413            $  (403)              (3.0%)
                               ==============      ==============     ==============

     Interest expense increased by $0.9 million, or 10%, from $8.7 million for the year ended December 31, 2001 to $9.6 million for the year ended December 31, 2002. The increased expense resulted from additional debt that the Company incurred under a new $20 million uncollateralized loan obtained from Citicorp USA, Inc. and a $40 million credit line established with Cupertino National Bank. Interest expense (related parties) decreased by $1.3 million, or 27%, from $4.7 million for the year ended December 31, 2001 to $3.4 million for the year ended December 31, 2002. As a result of five R&D property acquisitions totaling approximately 496,000 rentable square feet in 2002, debt outstanding, including amounts due related parties, increased by $20.1 million, or 9%, from $218.7 million as of December 31, 2001 to $238.8 million as of December 31,

     2002. Interest rates declined in 2002, which lessened the effect of the additional debt on total interest expense. We expect interest expense to increase if we acquire additional properties or interest rates increase in 2003.

     The following table depicts the amounts of depreciation expense from continuing operations for the years ended December 31, 2002 and 2001.

                                           December 31,
                               ----------------------------------
                                    2002                2001            $ Change             % Change
                               --------------      --------------     --------------      --------------
                                                (dollars in thousands)
Depreciation                       $17,928             $16,638             $1,290                7.8%


     Depreciation expense from continuing operations increased by $1.3 million, or 8%, from $16.6 million for the year ended December 31, 2001 to $17.9 million for the year ended December 31, 2002. The increase was attributable to the acquisition of five R&D properties in 2002. Depreciation expense attributable to discontinued operations was approximately $46,000 and $278,000 for the years ended December 31, 2002 and 2001, respectively.

     MINORITY INTEREST AND NET INCOME
     The following table depicts the amounts of earnings attributable to shareholders and minority interests for the years ended December 31, 2002 and 2001.

                                                December 31,
                                  -------------------------------------
                                                                                                     % Change by
                                        2002                 2001               $ Change                Group
                                  ----------------      ---------------      ----------------      ----------------
                                                     (dollars in thousands)
Net income to shareholders             $ 17,501             $ 18,135              ($  634)                (3.5%)
Net income to minority interest          88,576               91,565               (2,989)                (3.3%)

                                  ----------------      ---------------      ----------------
               Total                   $106,077             $109,700              ($3,623)                (3.3%)
                                  ================      ===============      ================

     As of December 31, 2002 and 2001, we owned a general partnership interest of 16.68%, 21.46%, 15.46% and 12.27% and 16.54%, 21.41%, 15.42% and 12.24%
     in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. We owned a 16.82% and 16.73% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2002 and 2001, respectively. Net income to shareholders decreased by $0.6 million, or 3%, from $18.1 million for the year ended December 31, 2001 to $17.5 million for the year ended December 31, 2002. Our income attributable to minority interest decreased by $3.0 million, or 3%, from $91.6 million for the year ended December 31, 2001 to $88.6 million for the year ended December 31, 2002. Minority interest represents the limited partners' ownership interest of 83.18% and 83.27%, on a weighted average basis, as of December 31, 2002 and 2001, respectively, in the operating partnerships. The decrease in the minority interest percentage resulted from the issuance of additional common stock in connection with exchanging O.P. Units for common stock by minority interest holders and exercise of stock options.

     INCOME FROM DISCONTINUED OPERATIONS
     The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2002 and 2001.

                                                                 December 31,
                                                       ----------------------------------
                                                                                                                % Change by
                                                             2002               2001           $ Change             Group
                                                       --------------     ---------------    --------------    ---------------
                                                                     (dollars in thousands)

Gain from disposal of discontinued operations               $6,103                   -           $ 6,103               100%
Income attributable to discontinued operations                 287              $1,721            (1,434)            (83.3%)
Minority interest in earnings attributable to
  discontinued operations                                    5,325               1,436             3,889             270.8%
                                                       --------------     ---------------    --------------
Total income from discontinued operations                   $1,065              $  285           $   780             273.7%
                                                       ==============     ===============    ==============


     In accordance with our adoption of SFAS No. 144, in 2002, we sold one property consisting of 72,426 rentable square feet and recognized a net gain of $6.1 million, of which $1.0 million and $5.1 million were attributable to shareholders and minority interests, respectively. The income to shareholders and minority interests attributable to discontinued operations from this property in 2002 was approximately $47,000 and $240,000, respectively. For 2001, the income to shareholders and minority interests attributable to discontinued operations from this property was approximately $285,000 and $1.4 million, respectively. We did not report gains from the disposal of discontinued operations or from discontinued operations for any transactions in 2001.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

     RENTAL REVENUES
     As of December 31, 2001, through our controlling interests in the operating partnerships, we owned 97 R&D properties totaling approximately 6.8 million square feet compared to 89 such properties totaling approximately 6.2 million square feet as of December 31, 2000. This represented a net increase of approximately 10% in total rentable square footage from the prior year. During 2001, we made the following acquisitions by purchase of new properties under the Berg Land Holdings Option Agreement or as replacement properties in exchange for existing R&D properties that we sold in 2001.

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

     During 2001, we sold the following two R&D properties in transactions effected as tax-deferred Section 1031 exchanges:

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
                                                                                ===================

     The following table depicts the amounts of rental revenues from continuing operations for the years ended December 31, 2001 and 2000 represented by our historical properties and the properties acquired in each such year and the percentage of the total increase in rental revenues over the period that is represented by each group of properties.

                                           December 31,
                               ----------------------------------     -----------------------------------------------------
                                                                                           % Change by         % of Total
                                    2001                2000            $ Change          Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                                (dollars in thousands)
Same Property (1)                 $ 92,394             $85,271            $ 7,123                8.4%               7.3%
2000 Acquisitions (2)               20,151              12,297              7,854               63.9%               8.1%
2001 Acquisitions                   13,684                   -             13,684                100%              14.0%
                               --------------      --------------     --------------                         --------------
     Total/Overall                $126,229             $97,568            $28,661               29.4%              29.4%
                               ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2000 that we still owned as of December 31, 2001.
(2) Operating rental revenues for 2000 Acquisitions do not reflect a full 12 months of operations in 2000 because these properties were acquired at various times during 2000.

     For the year ended December 31, 2001, our rental revenues from real estate increased by $28.6 million, or 29%, which included an increase of approximately $6.1 million over base rental revenues to reflect rental revenues on a straight-line basis, from $97.6 million for the year ended December 31, 2000 to $126.2 million for the same period in 2001. These increases were primarily attributable to scheduled increases in rental rates and new acquisitions. Of the $28.6 million increase in rental revenues, $7.1 million resulted from the Company's "Same Property" portfolio, $7.8 million resulted from newly developed properties acquired in 2000, and $13.7 million resulted from newly developed properties acquired in 2001. Approximately $2.0 million in rental revenues were generated for each of the years ended December 31, 2001 and 2000 from a property that we disposed of in a Section 1031 exchange in 2002.

     OTHER INCOME
     The following table depicts the amounts of other income from continuing operations and gains from sales of assets for the years ended December 31, 2001 and 2000.

                                           December 31,
                               ----------------------------------
                                                                                           % Change by
                                    2001                2000             $ Change              Group
                               --------------      --------------     --------------      --------------
                                                (dollars in thousands)
Other income                       $ 2,465              $1,241            $ 1,224               98.6%
Gains from sales of assets          11,454                 501             10,953            2,186.2%
                               --------------      --------------     --------------
               Total               $13,919              $1,742            $12,177              699.0%
                               ==============      ==============     ==============

     Other income, including interest, was approximately $2.5 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively. The $1.3 million increase was primarily from interest earned on our restricted cash account.

     In 2001, we recognized a gain of $11.5 million from sales of real estate, which were effected as tax-deferred Section 1031 exchanges. We acquired replacement properties in 2001 and 2002. In 2001, we recognized a gain of $0.5 million from the sale of common stock.

     TENANT REIMBURSEMENTS AND EXPENSES
     The following table reflects the increase in property operating expenses and real estate taxes from continuing operations for the year ended December 31, 2001 over property operating expenses and real estate taxes from continuing operations for the year ended December 31, 2000 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                          December 31,
                               ----------------------------------     -----------------------------------------------------
                                                                                           % Change by         % of Total
                                    2001                2000             $ Change         Property Group       Net Change
                               --------------      --------------     --------------      --------------     --------------
                                                (dollars in thousands)
Same Property (1)                  $14,212             $14,219             $  (7)                   -                  -
2000 Acquisitions (2)                1,682                 713                969              135.9%               6.5%
2001 Acquisitions                    2,414                   -              2,414                100%              16.1%
                               --------------      --------------     --------------                         --------------
     Total/Overall                 $18,308             $14,932             $3,376               22.6%              22.6%
                               ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2000 that we still owned as of December 31, 2001.
(2) Operating expenses and real estate taxes for 2000 Acquisitions do not reflect a full 12 months of operations in 2000 because these properties were acquired at various times during 2000.

     Tenant reimbursements from continuing operations increased by $3.0 million, or 21%, from $14.5 million for the year ended December 31, 2000 to $17.5 million for the year ended December 31, 2001. Operating expenses and real estate taxes from continuing operations, on a combined basis, increased by $3.4 million, or 23%, from $14.9 million for the year ended December 31, 2000 to $18.3 million for the year ended December 31, 2001. Of the $3.4 million increase in property operating expenses and real estate taxes, $1.0 million resulted from properties acquired in 2000 and $2.4 million resulted from properties acquired in 2001. The overall increase in tenant reimbursements, property operating expenses and real estate taxes is primarily a result of the growth in the total square footage of the Company's portfolio of properties during the periods presented. The increases experienced were consistent with the increase in rental revenues. General and administrative expenses increased by $0.2 million from $1.1 million for the year ended December 31, 2000 to $1.3 million for the year ended December 31, 2001, primarily due to the addition of one new employee in 2001.

     The following table depicts the amounts of interest expense from continuing operations for the years ended December 31, 2001 and 2000.

                                           December 31,
                               ----------------------------------
                                                                                           % Change by
                                    2001                2000             $ Change             Group
                               --------------      --------------     --------------      --------------
                             (dollars in thousands)
Interest                           $ 8,704             $ 8,290               $414                5.0%
Interest (related parties)           4,709               4,475                234                5.2%
                               --------------      --------------     --------------
               Total               $13,413             $12,765               $648                5.1%
                               ==============      ==============     ==============

     Interest expense increased by $0.4 million, or 5%, from $8.3 million for the year ended December 31, 2000 to $8.7 million for the year ended December 31, 2001, primarily due to a mortgage loan we established in May 2000 in connection with a property acquisition. Interest expense (related parties) increased by $0.2 million, or 5%, from $4.5 million for the year ended

     December 31, 2000 to $4.7 million for the year ended December 31, 2001. As a result of ten R&D property acquisitions totaling approximately 875,000 rentable square feet in 2001, debt outstanding, including amounts due related parties, increased by $24.1 million, or 12%, from $194.6 million as of December 31, 2000 to $218.7 million as of December 31, 2001. Interest rates in 2001 were lower than interest rates in 2000, which lessened the effect of the additional debt on total debt interest expense.

     The following table depicts the amounts of depreciation expense from continuing operations for the years ended December 31, 2001 and 2000.

                                           December 31,
                               ----------------------------------

                                    2001                2000            $ Change             % Change
                               --------------      --------------     --------------      --------------
                                               (dollars in thousands)
Depreciation                       $16,638             $15,178             $1,460                9.6%

     Depreciation expense increased by $1.4 million, or 10%, from $15.2 million for the year ended December 31, 2000 to $16.6 million for the year ended December 31, 2001. The increase was attributable to the acquisition of ten R&D properties in 2001 Depreciation expense from the discontinued operations of the R&D property sold in 2002 was approximately $0.3 million in both 2001 and 2000.

     MINORITY INTEREST AND NET INCOME
     The following table depicts the amounts of earnings attributable to shareholders and minority interests for the years ended December 31, 2001 and 2000.


                                               December 31,
                                  -------------------------------------
                                                                                                    % Change by
                                        2001                 2000               $ Change                Group
                                  ----------------      ---------------      ----------------      --------------
                                                     (dollars in thousands)
Net income to shareholders             $ 18,135              $12,579               $ 5,556               44.2%
Net income to minority interest          91,565               59,054                32,511               55.1%

                                  ----------------      ---------------      ----------------
               Total                   $109,700              $71,633               $38,067               53.1%
                                  ================      ===============      ================

     As of December 31, 2001 and 2000, we owned a general partnership interest of 16.54%, 21.41%, 15.42% and 12.24% and 18.15%, 21.36%, 15.38% and 12.21%
     in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which are the operating partnerships. We owned a 16.73% and 16.92% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2001 and 2000, respectively. Net income to shareholders increased by $5.5 million, or 44%, from $12.6 million for the year ended December 31, 2000 to $18.1 million for year ended December 31, 2001. Our income attributable to minority interest increased by $32.5 million, or 55%, from $59.1 million for the year ended December 31, 2000 to $91.6 million for the year ended December 31, 2001. Minority interest represents the limited partners' ownership interest of 83.27% and 83.08%, on a weighted average basis, as of December 31, 2001 and 2000, respectively, in the operating partnerships. The increase in the minority interest percentage resulted from the issuance of additional O.P. Units in connection with the acquisition of eight new properties under the Berg Land Holdings Option Agreement.

     INCOME FROM DISCONTINUED OPERATIONS
     The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2001 and 2000.

                                                                 December 31,
                                                       ----------------------------------
                                                                                                                % Change by
                                                             2001               2000           $ Change            Group
                                                       --------------     ---------------    --------------    ---------------
                                                                       (dollars in thousands)
Gain from disposal of discontinued operations                    -                   -                 -                  -
Income attributable to discontinued operations              $1,721              $1,715               $ 6                  -
Minority interest in earnings attributable to
   discontinued operations                                   1,436               1,404                32               2.3%
                                                       --------------     ---------------    --------------
Total income from discontinued operations                   $  285              $  311              ($26)             (8.4%)
                                                       ==============     ===============    ==============

     In accordance with SFAS No. 144, rental revenues, tenant reimbursements and expenses attributable to the 72,426 rentable square foot property, sold in a Section 1031 tax-deferred exchange in 2002, have been reclassified and reflected on a net basis as $0.3 million income to shareholders attributable to discontinued operations in 2001 and 2000. Income to minority interests attributable to discontinued operations in 2001 and 2000 was $1.4 million each.

     CHANGES IN FINANCIAL CONDITION

     YEAR ENDED DECEMBER 31, 2002.

     The most significant changes in our financial condition in 2002 resulted from property acquisitions and exchanges. In addition, stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

     During 2002, we acquired two R&D properties from the Berg Group, both located in Silicon Valley. Those acquisitions added approximately 290,000 square feet of rentable space and were acquired under the Berg Land Holdings Option Agreement. The total gross acquisition price for those two properties was approximately $31.0 million. We financed those acquisitions by borrowing $18.0 million under our line of credit from the Berg Group and issuing 835,491 O.P. Units to various members of the Berg Group. In addition to those two property purchases, we also acquired three R&D properties representing approximately 206,500 rentable square feet from Silicon Valley Properties, LLC for approximately $31.2 million in connection with tax-deferred exchanges involving the property sold to Cisco Systems, Inc. in late 2001 and property sold to Xilinx, Inc. in early 2002. Until we obtained those three replacement properties, the sales proceeds from the properties sold by the Company were designated as restricted cash for use in tax-deferred property exchanges. No debt or O.P. Units were issued to acquire those three properties.

     In March 2002, we completed the sale, in a tax-deferred exchange, of a 72,400 square foot R&D property located at 2001 Logic Drive, San Jose, California to Xilinx, Inc., which had exercised a purchase option in the same month. We realized a gain of $6.1 million on the total sale price of $18.5 million. Prior to our acquisition of the replacement property, described in the preceding paragraph, the proceeds from the sale of this property were designated as restricted cash to be used in tax-deferred property exchanges.

     During the year ended December 31, 2002, stock options were exercised to purchase a total of 33,550 shares of common stock at $4.50 per share. Total proceeds to the Company were approximately $0.15 million.

     In 2002, three limited partners exchanged 124,000 O.P. Units for 124,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. In addition, in 2002, Carl E. Berg gave 155,000 O.P. Units to charitable institutions, which exchanged them for 155,000 shares of the Company's common stock pursuant to the Exchange Rights Agreement in early January 2003.

     The proceeds from the exercise of stock options and the conversions of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

     YEAR ENDED DECEMBER 31, 2001.

     The most significant changes in our financial condition in 2001 resulted from property acquisitions and exchanges. In addition, stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

     During 2001, we purchased eight R&D properties, all located in Silicon Valley. Those acquisitions added approximately 748,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement. The total gross acquisition price for these eight properties was approximately $80.7 million. We financed these acquisitions by borrowing $45.9 million under our line of credit from the Berg Group, assuming other liabilities of $2.0 million, and issuing 2,422,837 O.P. Units to various members of the Berg Group. In addition to those eight property purchases, we also acquired two R&D properties representing approximately 127,000 rentable square feet from the Berg Group for approximately $23.2 million in connection with a tax-deferred Section 1031 exchange for properties sold to Cisco Systems, Inc. in 2001. Until we obtained those two replacement properties, the proceeds from the sale of properties to Cisco Systems, Inc. were classified as restricted cash for use in tax-deferred property exchanges and on our balance sheet at December 31, 2001. No debt or O.P. Units were issued to acquire those two properties.

     In January 2001, we completed the sale, in a tax-deferred exchange, of a 200,484 square foot R&D property located at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which had exercised an option to purchase that property in November 2000. We realized a gain of $3.1 million, which is included in other income, on the total sale price of $23.2 million. In September 2001, we also completed the sale, in a tax-deferred exchange, of a 77,700 square foot R&D property located at 5713-5729 Fontanoso Way, San Jose, California to Cisco Systems, Inc., which had also exercised an option to purchase that property in November 2000. We realized a gain of $8.5 million on the total sale price of $15.4 million.

     During the year ended December 31, 2001, stock options were exercised to purchase a total of 68,088 shares of common stock, consisting of 14,588 shares exercised at $4.50 per share, 47,500 shares exercised at $8.25 per share, and 6,000 shares exercised at $13.00 per share. Total proceeds to the Company were approximately $0.5 million.

     Two limited partners exchanged 236,326 O.P. Units for 236,326 shares of the Company's common stock under the terms of the Exchange Rights Agreement.

     The proceeds from the exercise of stock options and the conversions of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

     YEAR ENDED DECEMBER 31, 2000.

     In 2000, our financial condition changed principally as a result of property acquisitions. In addition, stockholders' equity increased from the exercise of stock options. During 2000, we acquired nine R&D properties, all located in Silicon Valley.

     The property acquisitions added approximately 891,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement. The total gross acquisition price for those nine properties was approximately $122.9 million. We financed those acquisitions by borrowing $39.9 million under our line of credit from the Berg Group, issuing an $11.8 million note to the Berg Group, assuming other liabilities of $2.6 million, and issuing 7,370,238 O.P. Units to various members of the Berg Group.

     In May 2000, we entered into a joint venture and acquired two R&D properties of approximately 160,000 square feet located at 5300 and 5350 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. Those properties are operated, managed, and owned by a partnership, Hellyer Avenue Limited Partnership, in which one of the operating partnerships owns a 50% interest. The total acquisition price for those properties was $17.2 million. We acquired those properties by issuing an $11.8 million note secured by the property to the Berg Group, issuing 659,223 O.P. Units to various members of the Berg Group, and assuming other liabilities of $0.8 million. The note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Included in the acquisition price were construction fees of approximately $0.6 million, loan fees of approximately $0.4 million and commission fees of approximately $0.3 million.

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

     In November 2000, Cisco Systems, Inc. exercised a purchase option to purchase the properties it was leasing from us at 4949 Hellyer Avenue, San Jose, California and 5713-5729 Fontanoso Way, San Jose, California, comprising 200,484 and 77,700 rentable square feet, respectively. The sale at 4949 Hellyer Avenue was effected as a Section 1031 tax-deferred exchange in January 2001 and the sale of 5713-5729 Fontanoso Way, also a Section 1031 tax-deferred exchange, closed in the third quarter of 2001.

     During the year ended December 31, 2000, stock options were exercised to purchase a total of 52,991 shares of common stock, consisting of 39,237 shares exercised at $4.50 per share and 13,754 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $0.3 million.

     The proceeds from the exercise of stock options were applied to increase our percentage interest as general partner in the operating partnerships.

     LIQUIDITY AND CAPITAL RESOURCES

     We  expect  our  principal   source  of  liquidity  for   distributions  to
     stockholders and O.P. Unit holders, debt service, leasing commissions and recurring capital expenditures to come from FFO and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank and the Northwestern Mutual Life Insurance Company loan, which we obtained in January 2003. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2003. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on the Berg Group and Cupertino National Bank lines of credit. Despite the current weakness in the economy, we expect our total interest expense to increase, but not significantly, as we incur debt through acquisitions of new properties and financing activities. In 2003, we will be obligated to make payments of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

     On March 1, 2002, we obtained a $20 million uncollateralized loan from Citicorp USA, Inc. with an interest rate based on LIBOR. The loan, which matures on March 1, 2003, bears a fixed LIBOR interest rate of 4.09% for the first six months and LIBOR plus 2.0% thereafter. We paid a loan fee of $50,000 and used the loan for acquiring new R&D properties. This loan was paid off in its entirety in January 2003 and retired in March 2003.

     On July 12, 2002, we established a $40 million uncollateralized revolving line of credit (the "Revolving Line of Credit") with Cupertino National Bank, Cupertino, California. We have guaranteed the Revolving Line of Credit and two operating partnerships have pledged four properties under separate guarantees. The loans under this line of credit bear interest at LIBOR plus 2%, and mature on July 12, 2004. We pay an annual loan fee of $33,000. The proceeds from the Revolving Line of Credit may be used to repay debt, complete acquisitions and finance other working capital requirements.

     On July 1, 2001, our $75.0 million credit line with the Berg Group was increased to $100.0 million with all other terms remaining the same. The Berg Group line of credit is currently collateralized by ten properties, bears interest at LIBOR plus 1.30%, and matures in March 2004. Debt of $58.8 million outstanding at December 31, 2002 under this line of credit was fully repaid in early 2003. The interest rate was 2.7% at December 31, 2002. We believe that the terms of the Berg Group line of credit were more favorable than those available from institutional lenders. We are continually evaluating alternative sources of credit to replace the Berg Group line of credit. There can be no assurance that we will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and its cost of borrowing could increase substantially. See "Item 1
     - Business - Risk Factors - Our contractual business relationships with the Berg Group presents additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     At December 31, 2002, we had total indebtedness of approximately $238.8 million, including approximately $136.2 million of fixed rate mortgage debt and approximately $102.6 million under the loan from Citicorp USA, Inc. and the lines of credit from the Berg Group and Cupertino National Bank, as to which the interest rate varies with LIBOR. Of total fixed debt, the Prudential loan represented approximately $123.3 million.

     At December 31, 2002, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $9.90 per share on December 31, 2002) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 18.8%. On December 31, 2002, the last trading day for the year, total market capitalization was approximately $1.3 billion.

     On January 9, 2003, we paid dividends of $0.24 per share of common stock to all common stockholders of record as of December 31, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

     On January 9, 2003, we obtained a $100 million secured mortgage loan from Northwestern Mutual Life Insurance Company ("Northwestern Loan") that bears a fixed interest rate at 5.64% and matures in ten years with principal payments amortized over 20 years. The mortgage loan is secured by 11 of our properties. We paid approximately $675,000 in loan fees and financing costs and used the proceeds to pay down the Citicorp USA, Inc. loan, the balance of the Cupertino National Bank line of credit, and most of the Berg Group line of credit.

     On March 12, 2003, we declared dividends of $0.24 per common share payable on April 10, 2003 to all common stockholders of record on March 31, 2003.

     The  following  table  sets  forth  certain   information   regarding  debt
     outstanding as of December 31, 2002.



                                                                                             At December 31,  Maturity   Interest
             Debt Description                            Collateral Properties                     2002         Date       Rate
--------------------------------------------  ---------------------------------------------  --------------- ---------- ------------
                                                                                          (dollars in thousands)
Line of Credit:
Berg Group (related parties)                  2033-2043 Samaritan Drive, San Jose, CA            $ 58,792       3/04        (1)
                                              2133 Samaritan Drive, San Jose, CA
                                              2233-2243 Samaritan Drive, San Jose, CA
                                              1310-1450 McCandless Drive, Milpitas, CA
                                              1315-1375 McCandless Drive, Milpitas, CA
                                              1650-1690 McCandless Drive, Milpitas, CA
                                              1795-1845 McCandless Drive, Milpitas, CA
                                              2251 Lawson Lane, Santa Clara, CA (2)
                                              20605-20705 Valley Green Dr, Cupertino, CA (2)

Mortgage Notes Payable (related parties):     5300-5350 Hellyer Avenue, San Jose, CA               11,078       6/10        7.650%

Mortgage Notes Payable (3):
Prudential Capital Group                      20400 Mariani Avenue, Cupertino, CA                   1,423       4/09        8.750%
New York Life Insurance Company               10440 Bubb Road, Cupertino, CA                            -       9/09        9.625%
Washington Mutual (Home S&L Association)      10460 Bubb Road, Cupertino, CA                          297      12/06        9.500%
Prudential Insurance Co. of America (4)       10300 Bubb Road, Cupertino, CA                      123,342      10/08        6.560%
                                              10500 North De Anza Blvd, Cupertino, CA
                                              4050 Starboard Drive, Fremont, CA
                                              45700 Northport Loop, Fremont, CA
                                              45738 Northport Loop, Fremont, CA
                                              450-460 National Ave, Mountain View, CA
                                              6311 San Ignacio Avenue, San Jose, CA
                                              6321 San Ignacio Avenue, San Jose, CA
                                              6325 San Ignacio Avenue, San Jose, CA
                                              6331 San Ignacio Avenue, San Jose, CA
                                              6341 San Ignacio Avenue, San Jose, CA
                                              6351 San Ignacio Avenue, San Jose, CA
                                              3236 Scott Blvd, Santa Clara, CA
                                              3560 Bassett Street, Santa Clara, CA
                                              3570 Bassett Street, Santa Clara, CA
                                              3580 Bassett Street, Santa Clara, CA
                                              1135 Kern Avenue, Sunnyvale, CA
                                              1212 Bordeaux Lane, Sunnyvale, CA
                                              1230 East Arques, Sunnyvale, CA
                                              1250 East Arques, Sunnyvale, CA
                                              1170 Morse Avenue, Sunnyvale, CA
                                              1600 Memorex Drive, Santa Clara, CA
                                              1688 Richard Avenue, Santa Clara, CA
                                              1700 Richard Avenue, Santa Clara, CA
                                              3540 Bassett Street, Santa Clara, CA
                                              3542 Bassett Street, Santa Clara, CA
                                              3544 Bassett Street, Santa Clara, CA
                                              3550 Bassett Street, Santa Clara, CA
                                                                                             ---------------
Mortgage Notes Payable                                                                            125,062

Uncollateralized Loan:
Citicorp USA, Inc.                                                                                 20,000       3/03        (5)

Revolving Line of Credit:
Cupertino National Bank                                                                            23,839       7/04        (6)
                                                                                             ---------------
TOTAL                                                                                            $238,771
                                                                                             ===============

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2004. The interest rate was 2.7% at December 31, 2002.

(2) Substituted collateral properties for the Berg Group line of credit in place of properties at 5325-5345 Hellyer Avenue, 2610 North First Street, and 75 East Trimble Road. These four properties were collateralized under the Berg Group line of credit at December 31, 2001.

(3) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2009. The weighted average interest rate of mortgage notes payable was 6.68% at December 31, 2002.

(4) The Prudential loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

(5) The uncollateralized loan from Citicorp USA, Inc. carries a fixed LIBOR interest rate equal to 4.09% for the first six months and LIBOR plus 2.0% thereafter and is payable in full in March 2003. The interest rate at December 31, 2002 was 3.81%. The full balance was paid off in January 2003.

(6) The uncollateralized revolving line of credit from Cupertino National Bank carries a variable interest rate equal to LIBOR plus 2.0% and is payable in full in July 2004. The interest rate at December 31, 2002 was 3.72%.

     At December 31, 2002, the outstanding balance remaining under the demand notes owed to the operating partnerships was $1.37 million. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2005. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to our stockholders.

     HISTORICAL CASH FLOWS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001.

     Net cash provided by operating activities for the year ended December 31, 2002 was approximately $117.4 million, compared to approximately $111.2 million for the prior year. The increase in cash resulted from increased rental receipts attributable to newly acquired properties.

     Net cash used in investing activities was approximately ($20.7) million for the year ended December 31, 2002, compared to approximately ($3.0) million for the prior year. Cash used in investing activities during 2002 related to the acquisition of three R&D properties through a tax-deferred exchange transaction involving the property sold to Xilinx, Inc. pursuant to its purchase option as well as new equipment and improvements

     Net cash used in financing activities was approximately ($97.5) million for the year ended December 31, 2002, compared to ($107.5) million for the year ended December 31, 2001. During 2002, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities and other borrowed funds. Financing activities in 2002 also consisted of a $20 million uncollateralized loan from Citicorp USA, Inc. and a $40 million line of credit established with Cupertino National Bank of which $23.8 million had been drawn as of the year end. For the year ended December 31, 2002, we paid dividends to our stockholders and made distributions to the O.P. Unit holders totaling approximately $99.7 million, compared to approximately $85.0 million for the year ended December 31, 2001.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

     Net cash provided by operating activities for the year ended December 31, 2001 was approximately $111.2 million, compared to approximately $84.6 million for the prior year. The change was a direct result of increased rent from newly acquired properties and higher rental rates under existing leases.

     Net cash used in investing activities was approximately ($3.0) million for the year ended December 31, 2001, compared to approximately ($2.7) million for the prior year. Cash used in investing activities during 2001 related to improvements and the amortization of the Xilinx purchase option deposit.

     Net cash used in financing activities was approximately ($107.5) million for the year ended December 31, 2001, compared to ($83.7) million for the year ended December 31, 2000. During 2001, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities. For the year ended December 31, 2001, we paid dividends to our stockholders and made distributions to the O.P. Unit holders totaling approximately $85.0 million, compared to approximately $61.1 million for the year ended December 31, 2000.

     CAPITAL EXPENDITURES

     The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1995 through December 31, 2002, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $1.75 million annually. We will have approximately 527,369 rentable square feet under expiring leases in 2003. We expect that the average annual cost of recurring tenant improvements and leasing commissions, related to these properties, will be approximately $1.5 million during 2003. We believe we will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant improvements and leasing costs may also fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assured that we will be able to meet our requirements on favorable terms. See "Policy with Respect to Certain Activities - Financing Policies."

     FUNDS FROM OPERATIONS

     As defined by the NAREIT, FFO represents net income (loss) before minority interest of O.P. Unit holders, computed in accordance with GAAP, including non-recurring events other than "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. With the recent emphasis on the disclosure of operating earnings per share, we will still continue to use FFO as a measure of the Company's performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including our need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our service debt obligations.

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

     Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do. FFO for the years ended December 31, 2002 and 2001 is as follows:


                                                                           For the Year Ended December 31,
                                                              -----------------------------------------------------------
                                                                        2002                             2001
                                                              --------------------------       --------------------------
                                                                                (dollars in thousands)
            Net income                                               $ 17,501                         $ 18,135
            Add:
                Minority interest (1)                                  87,988                           90,915
                Depreciation                                           17,974                           16,917
            Less:
                Gain on sales of assets                                 6,103                           11,454
                                                              --------------------------       --------------------------
            FFO                                                      $117,360                         $114,513
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

     FAD does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. The actual return that we will realize and the amount available for distributions to stockholders will be affected by a number of factors, including the revenues received from our properties, our operating expenses, debt service on borrowings, and planned and unanticipated capital expenditures.

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

     Distributions are determined by our board of directors and depend on actual FAD, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Part I, Item 1., "Business - Risk Factors -- Stockholders are not assured of receiving cash distributions from us." The calculation of FAD for the years ended December 31, 2002 and 2001 is as follows:



                                                                           For the Year Ended December 31,
                                                              -----------------------------------------------------------
                                                                        2002                             2001
                                                              --------------------------       --------------------------
                                                                                (dollars in thousands)
            FFO                                                      $117,360                         $114,513
            Less:
                 Straight-line rents                                       78                            6,054
                 Leasing commissions                                      478                              915
                 Capital expenditures                                     717                            1,042
                                                              --------------------------       --------------------------
            FAD                                                      $116,087                         $106,502
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

     DISPOSITION POLICIES

     We  have  no  current  intention  of  disposing  of any of our  properties, although we reserve the right to do so. The tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until January 2009, or until the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, less than 15% of the outstanding shares of common stock on a Fully Diluted basis, if earlier, Carl E. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties, which right will lapse before the end of the ten-year period if his beneficial ownership interest falls below 750,000 O.P. Units. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-deferred," like-kind exchanges under Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals. The approval of a majority of our directors, including Carl E. Berg or his designee, will be required to sell all or substantially all of our assets. The consent of the holders of a majority of the O.P. Units will be required to effect a sale or sales of all, or substantially all, of the assets of any of the operating partnerships.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We do not believe that recently issued accounting standards will materially impact our financial position, results of operations, or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not  generally  hold market risk  sensitive  instruments  for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2002. The current terms of this debt are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Average interest rates are based on implied LIBOR for the respective time period. Fair value approximates book value for fixed rate debt. Of the projected fair value of secured notes payable, approximately $123.3 million represents the Prudential secured loan.

     For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2002 will be paid upon maturity.

     For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2002 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.


                                                2003       2004       2005      2006      2007   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
VARIABLE RATE DEBT:                                                         (dollars in thousands)
   Secured and unsecured debt                $20,000    $82,631                                              $102,631   $102,631
   Weighted average interest rate              3.42%      3.42%

FIXED RATE DEBT:
   Secured notes payable                      $2,465     $2,642     $2,832    $3,000    $3,150    $122,051   $136,140   $136,140
   Weighted average interest rate              6.68%      6.68%      6.68%     6.68%     6.68%       6.68%

     The variable rate debt represented 43.0% and 36.5%, and the fixed rate debt represented 57.0% and 63.5% of all debt outstanding for the years ended December 31, 2002 and 2001, respectively. All of the debt is denominated in United States dollars. The weighted average interest rate for variable rate debt was approximately 3.42% and 4.88% for the years ended December 31, 2002 and 2001, respectively. The difference in spread was due to numerous cuts in interest rates by the Federal Reserve during 2001 and 2002. The weighted average interest rate for fixed rate debt was approximately 6.68% and 6.69% for the years ended December 31, 2002 and 2001, respectively. The difference in interest expense attributable to the average interest rate difference between 2001 and 2002 was $403,000. We do not anticipate interest rate changes in 2003 that would result in a change in interest expense significantly larger than we experienced from 2001 to 2002.

     The primary market risk we face is the risk of interest rate fluctuations. The Berg Group line of credit, the Cupertino National Bank line of credit, and the Citicorp USA, Inc. loan, which are tied to a LIBOR, based interest rate, were approximately $102.6 million, or 43.0%, of the total $238.8 million of debt as of December 31, 2002. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. In early 2003, with the proceeds that we received from the $100 million secured mortgage loan with Northwestern Mutual Life Insurance Company, we paid $20 million to Citicorp USA, Inc., $23 million to Cupertino National Bank and $57 million to the Berg Group. The Citicorp USA, Inc. loan was retired in March 2003, but we anticipate drawing upon on the lines of credit with Cupertino National Bank and the Berg Group in the future. At December 31, 2002, we had no interest rate caps or interest rate swap contracts.

     The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of December 31, 2002, a 1% increase or decrease in interest rates on our $102.6 million of floating rate debt would decrease or increase, respectively, annual earnings and cash flows by approximately $1.0 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Accountants                                                                                   44
Consolidated Balance Sheets of Mission West Properties, Inc. at December 31, 2002 and 2001                          45
Consolidated Statements of Operations of Mission West Properties, Inc. for the years ended                          46
    December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholders' Equity of Mission West Properties, Inc.                         47
    for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows of Mission West Properties, Inc. for the years ended                          48
    December 31, 2002, 2001 and 2000
Notes to the Consolidated Financial Statements                                                                      49
Supplemental Financial Information                                                                                  60
Report of Independent Accountants                                                                                   62
Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of                       64
      December 31, 2002
Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of                       66
      December 31, 2001


                        REPORT OF INDEPENDENT ACCOUNTANTS



     To the Board of Directors and Stockholders of Mission West Properties, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mission West Properties, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", in 2002.


     PricewaterhouseCoopers LLP

     San Francisco, California
     January 28, 2003

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)

                                     ASSETS
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2002                    2001
                                                                             ----------------------  ---------------------
Real estate assets:
  Land                                                                                   $ 234,707              $ 218,058
  Buildings and improvements                                                               726,581                692,485
                                                                             ----------------------  ---------------------
                                                                                           961,288                910,543
  Less accumulated depreciation                                                            (66,560)               (49,608)
                                                                             ----------------------  ---------------------
Net real estate assets                                                                     894,728                860,935

Cash and cash equivalents                                                                    4,479                  5,310
Restricted cash                                                                                  -                 15,435
Deferred rent, net of allowance                                                             17,001                 16,923
Other assets (net of accumulated amortization of
   $2,663 and $1,317 at December 31, 2002 and 2001, respectively)                           13,198                 11,652
                                                                             ----------------------  ---------------------
    Total assets                                                                         $ 929,406              $ 910,255
                                                                             ======================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Line of credit (related parties)                                                          $ 58,792               $ 79,887
Revolving line of credit                                                                    23,839                      -
Loan payable                                                                                20,000                      -
Mortgage notes payable                                                                     125,062                127,416
Mortgage notes payable (related parties)                                                    11,078                 11,371
Interest payable                                                                               337                    342
Security deposits                                                                           11,184                  7,337
Prepaid rental income                                                                        9,876                 12,470
Dividends/distributions payable                                                             24,951                 24,742
Refundable option payment                                                                        -                 18,836
Accounts payable and accrued expenses                                                        4,698                  4,367
                                                                             ----------------------  ---------------------
    Total liabilities                                                                      289,817                286,768
                                                                             ----------------------  ---------------------

Commitments and contingencies (Notes 3, 5, 12 and 14)

Minority interest                                                                          528,768                515,063

Stockholders' equity:
Preferred stock, no par value, 200,000 shares authorized,
    none issued and outstanding                                                                  -                      -
Common stock, $.001 par value at December 31, 2002 and 2001,
    200,000,000 shares authorized, 17,487,329 and 17,329,779 shares
    issued and outstanding at December 31, 2002 and 2001, respectively                          17                     17
Paid-in capital                                                                            128,295                126,626
Accumulated deficit                                                                        (17,491)               (18,219)
                                                                             ----------------------  ---------------------
    Total stockholders' equity                                                             110,821                108,424
                                                                             ----------------------  ---------------------
    Total liabilities and stockholders' equity                                           $ 929,406              $ 910,255
                                                                             ======================  =====================




                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                             Year Ended December 31,
                                                         -----------------------------------------------------------------
                                                                2002                   2001                  2000
                                                         --------------------  ---------------------  --------------------

Revenues:
Rental revenues from real estate                                   $ 129,781              $ 126,229              $ 97,568
Tenant reimbursements                                                 20,097                 17,474                14,548
Other income, including interest                                       4,250                  2,465                 1,241
Gain on sales of assets                                                    -                 11,454                   501
                                                         --------------------  ---------------------  --------------------
                                                                     154,128                157,622               113,858

Expenses:
Property operating, maintenance and real estate taxes                 22,015                 18,308                14,932
Interest                                                               9,588                  8,704                 8,290
Interest (related parties)                                             3,422                  4,709                 4,475
General and administrative                                             1,488                  1,284                 1,065
Depreciation                                                          17,928                 16,638                15,178
                                                         --------------------  ---------------------  --------------------
                                                                      54,441                 49,643                43,940
                                                         --------------------  ---------------------  --------------------
Income before minority interest                                       99,687                107,979                69,918
Minority interest                                                     83,251                 90,129                57,650
                                                         --------------------  ---------------------  --------------------
Income from continuing operations                                     16,436                 17,850                12,268
                                                         --------------------  ---------------------  --------------------
Discontinued operations, net of minority interests:
Gain from disposal of discontinued operations                          1,018                      -                     -
Income attributable to discontinued operations                            47                    285                   311
                                                         --------------------  ---------------------  --------------------
Income from discontinued operations                                    1,065                    285                   311
                                                         --------------------  ---------------------  --------------------
Net income to common stockholders                                  $  17,501              $  18,135             $  12,579
                                                         ====================  =====================  ====================
Net income to minority interest                                    $  88,576              $  91,565             $  59,054
                                                         ====================  =====================  ====================

Income per share from continuing operations:
Basic                                                               $   0.94               $   1.04              $   0.72
                                                         ====================  =====================  ====================
Diluted                                                             $   0.92               $   1.01              $   0.70
                                                         ====================  =====================  ====================
Income per share from discontinued operations:
Basic                                                               $   0.06               $   0.02              $   0.02
                                                         ====================  =====================  ====================
Diluted                                                             $   0.06               $   0.02              $   0.02
                                                         ====================  =====================  ====================
Net income per share to common stockholders:
Basic                                                               $   1.00               $   1.06              $   0.74
                                                         ====================  =====================  ====================
Diluted                                                             $   0.98               $   1.03              $   0.72
                                                         ====================  =====================  ====================
Weighted average shares of common stock (basic)                   17,455,799             17,103,714            17,016,660
                                                         ====================  =====================  ====================
Weighted average shares of common stock (diluted)                 17,854,892             17,589,353            17,510,650
                                                         ====================  =====================  ====================
Weighted average O.P. Units                                       86,334,548             85,122,715            80,807,389
                                                         ====================  =====================  ====================
Outstanding common stock                                          17,487,329             17,329,779            17,025,365
                                                         ====================  =====================  ====================
Outstanding O.P. Units                                            86,474,032             85,762,541            83,576,027
                                                         ====================  =====================  ====================


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)





                                                Shares of Common   Common    Paid-in-      Accumulated            Total
                                               Stock Outstanding   Stock     Capital         Deficit       Stockholders' Equity
                                               -----------------  -------  ------------  ---------------   --------------------

Balance, December 31, 1999                          16,972,374      $17      $122,746         $(22,081)             $100,682
Issuance of common stock upon option exercise           52,991                    390                                    390
Dividends declared                                                                             (11,578)              (11,578)
Net income                                                                                      12,579                12,579
                                               -----------------  -------  ------------  ---------------   --------------------
Balance, December 31, 2000                          17,025,365       17       123,136          (21,080)              102,073
Issuance of common stock upon option exercise           68,088                    535                                    535
Issuance of common stock upon O.P. Unit conversion     236,326                  2,955                                  2,955
Dividends declared                                                                             (15,274)              (15,274)
Net income                                                                                      18,135                18,135
                                               -----------------  -------  ------------  ---------------   --------------------
Balance, December 31, 2001                          17,329,779       17       126,626          (18,219)              108,424
Issuance of common stock upon option exercise           33,550                    151                                    151
Issuance of common stock upon O.P. Unit conversion     124,000                  1,518                                  1,518
Dividends declared                                                                             (16,773)              (16,773)
Net income                                                                                      17,501                17,501
                                               -----------------  -------  ------------  ---------------   --------------------
Balance, December 31, 2002                          17,487,329      $17      $128,295         $(17,491)             $110,821
                                               =================  =======  ============  ===============   ====================


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                Year Ended December 31,
                                                                     2002                2001                 2000
                                                              -------------------  ------------------   ------------------

Cash flows from operating activities:
Net income                                                          $  17,501           $  18,135            $  12,579
Adjustments to reconcile net income to net
          cash provided by operating activities:
     Minority interest                                                 88,576              91,565               59,054
     Depreciation                                                      17,974              16,917               15,456
     Gain on sales of assets                                           (6,103)            (11,454)                   -
     Other                                                                (14)                 14                 (364)
Change in operating assets and liabilities:
     Deferred rent                                                        (78)             (6,054)              (4,905)
     Other assets                                                      (1,546)               (164)                (942)
     Interest payable                                                      (5)                 (5)                (658)
     Security deposits                                                  3,847                 797                1,854
     Prepaid rental income                                             (2,594)              1,172                3,064
     Accounts payable and accrued expenses                               (190)                234                 (558)
                                                              -------------------  ------------------   ------------------

     Net cash provided by operating activities                        117,368             111,157               84,580
                                                              -------------------  ------------------   ------------------

Cash flows from investing activities:
Improvements to real estate                                            (1,902)             (1,041)              (2,007)
Refundable option payment                                             (18,836)             (1,999)                (729)
Proceeds from sales of real estate                                     31,305              38,489                    -
Purchase of real estate                                               (31,311)            (38,489)                   -
                                                              -------------------  ------------------   ------------------

     Net cash used in investing activities                            (20,744)             (3,040)              (2,736)
                                                              -------------------  ------------------   ------------------

Cash flows from financing activities:
Principal payments on mortgage notes payable                           (2,354)             (4,639)              (1,897)
Principal payments on mortgage notes payable (related parties)           (293)               (272)                (149)
Net payments under line of credit (related parties)                   (39,095)            (18,136)             (20,813)
Proceeds from unsecured loan                                           20,000                   -                    -
Proceeds from line of credit                                           28,839                   -                    -
Payment on line of credit                                              (5,000)                  -                    -
Financing costs                                                           (52)                  -                    -
Net proceeds from exercise of stock options                               151                 536                  290
Minority interest distributions                                       (82,916)            (70,636)             (50,250)
Dividends                                                             (16,735)            (14,351)             (10,887)
                                                              -------------------  ------------------   ------------------

     Net cash used in financing activities                            (97,455)           (107,498)             (83,706)
                                                              -------------------  ------------------   ------------------

     Net (decrease) increase in cash and cash equivalents                (831)                619               (1,862)
Cash and cash equivalents, beginning of year                            5,310               4,691                6,553
                                                              -------------------  ------------------   ------------------

Cash and cash equivalents, end of year                              $   4,479           $   5,310            $   4,691
                                                              ===================  ==================   ==================


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

As of December 31, 2002, the Company owns a general partnership interest of 16.68%, 21.46%, 15.46% and 12.27% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 16.82% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

The Company, through the operating partnerships, owns interests in 101 R&D properties, all of which are located in Silicon Valley.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

The Company adopted Statement of Financial Accounting Standard , ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS" No.
144), effective January 1, 2002 (see note 15).

REAL ESTATE ASSETS:

Real  estate  assets  are  stated  at  cost.  Cost  includes   expenditures  for
improvements or replacements. Maintenance and repairs are charged to expense as incurred.

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


would affect the recorded amounts of the property. As of December 31, 2002 and 2001, the properties' carrying values did not exceed the estimated sum of their undiscounted net cash flow and no impairment losses were recorded.

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

RESTRICTED CASH:

Restricted cash represent proceeds received from property sales that are held in a separate cash account at a trust company that the Company has designated for future use in tax-deferred exchanges.

DEFERRED RENT:

Deferred rent is the difference between recognized rental income and rental cash receipts. Rental income is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term.

OTHER ASSETS:

Included in other assets are costs associated with obtaining debt financing and commissions associated with new leases. Such debt financing costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method and such lease commissions are amortized over the term of the related lease. Also included is the Berg Group's obligation of approximately $7.5 million to construct a building at 245 Caspian Drive in Sunnyvale, California.

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

Gains and losses from sales are included in income in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

INCOME TAXES:

The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2002, 2001 and 2000, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the year ended December 31, 2002, the Company's total dividends paid or payable to the stockholders represent 100% ordinary income for income tax purposes.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION:

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's financial instruments include cash and cash equivalents, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of the Company's variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2002 was $145 million.

RECLASSIFICATIONS:

Certain amounts from prior year's financial statements have been reclassified to conform to the presentation of the current year's financial statements. There is no impact on net income or stockholders' equity.

CONCENTRATION OF CREDIT RISK:

The Company's properties are not geographically diverse, and its tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 84 tenants at December 31, 2002, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 15.7%, 16.0% and 19.9% of the Company's rental revenues for the years ended December 31, 2002, 2001 and 2000, respectively, with the next largest tenant accounting for 8.6, 8.8% and 6.7%, respectively, of total rental revenues. Rental income from Microsoft Corporation was $20,338, $19,556 and $18,803 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rents from this tenant are $71,801. During 2002, eight of the Company's tenants either filed voluntary petitions for bankruptcy protection under Chapter 11 or ceased operations.


3.   STOCK TRANSACTIONS

As of December 31, 2002 and 2001, $1,369 and $1,274 remained outstanding under notes issued in connection with the Company's purchase of its general partnership interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements.

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

During the year ended December 31, 2002, stock options at $4.50 per share were exercised to purchase a total of 33,550 shares of common stock. Total proceeds to the Company were approximately $151.

In 2002 and 2001, 124,000 and 236,326 O.P. Units, respectively, were exchanged for 124,000 and 236,326 shares of the Company's common stock, respectively, under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

In 2002, Carl E. Berg gave 155,000 O.P. Units to charitable institutions that exchanged them for 155,000 shares of the Company's common stock pursuant to the Exchange Rights Agreement in January 2003.


4.   MINORITY INTEREST

Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 83.18% and 83.27%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2002 and 2001, respectively. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

There are three properties owned through three separate joint ventures, which are not wholly owned by the operating partnerships. The operating partnerships own an 83.33% interest in one joint venture, a 75% interest in another, and a 50% interest in the third. For the years ended December 31, 2002, 2001, and 2000, income associated with the interests held by the non-affiliated third parties of the three joint ventures was $587, $650, and $481, respectively.


5.   REAL ESTATE

BERG LAND HOLDINGS OPTION AGREEMENT
Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde
J. Berg. At present, there are approximately 287 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed 18 acquisitions under the Berg Land Holdings Option Agreement representing approximately 1,864,000 rentable square feet (see Property Acquisitions below). Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus (c) interest at LIBOR (London Interbank Offer Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus
(d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus (e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 and the seller's acquisition date to the close of escrow; minus (f) the aggregate principal amount of all debt encumbering the acquired property, or a lesser amount as approved by the members of the independent directors committee of the Company's board of directors.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


The time required to complete the leasing of developments varies from project to project. The acquisition dates and acquisition costs set forth in the table are only estimates by management. Generally, the Company will not acquire any of the above projects until they are fully completed and leased. There can be no assurance that the acquisition date and final cost to the Company as indicated above would be realized. No estimate can be given at this time as to the Company's total cost to acquire projects under the Berg Land Holdings Option Agreement, nor can it be certain of the period in which it will acquire any of the projects. Acquisitions of property under the Berg Land Holdings Option Agreement must be approved by the independent directors committee of the board of directors.

Although the Company has the right to acquire the new properties available to it under the terms of the Berg Land Holdings Option Agreement, there can be no assurance that the Company actually will consummate any intended transactions, including all of those discussed above. Furthermore, the Company has not yet determined the means by which it would acquire and pay for any such properties or the impact of any of the acquisitions on its business, results of operations, financial condition, FFO or available cash for distribution.

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

Given the recent economic downturn in the Silicon Valley, the Company may not be
able  to  maintain   historical  levels  of  growth  from  acquisitions  of  new developments in the future.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


6.   DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2002 and 2001.

                                                                                         Balance             Maturity    Interest
        Debt Description                 Collateral Properties                        At December 31           Date        Rate
----------------------------------  ---------------------------------------    --------------------------- ------------ -----------
                                                                                   2002          2001
                                                                               ------------- -------------
Line of Credit:
Berg Group (related parties)        2033-2043 Samaritan Drive, San Jose, CA      $  58,792     $  79,887        3/04         (1)
                                    2133 Samaritan Drive, San Jose, CA
                                    2233-2243 Samaritan Drive, San Jose, CA
                                    1310-1450 McCandless Drive, Milpitas, CA
                                    1315-1375 McCandless Drive, Milpitas, CA
                                    1650-1690 McCandless Drive, Milpitas, CA
                                    1795-1845 McCandless Drive, Milpitas, CA
                                    2251 Lawson Lane, Santa Clara, CA (2)
                                    20605-20705 Valley Green Dr,  Cupertino, CA  (2)

Mortgage  Notes Payable  (related   5300-5350 Hellyer Avenue, San Jose, CA          11,078        11,371        6/10       7.650%
parties):

Mortgage Notes Payable: (3)
Prudential Capital Group            20400 Mariani Avenue, Cupertino, CA              1,423         1,597        4/09       8.750%
New York Life Insurance Company (4) 10440 Bubb Road, Cupertino, CA                       -           347        9/09       9.625%
Washington Mutual (Home S&L         10460 Bubb Road, Cupertino, CA                     297           363       12/06       9.500%
Association)
Prudential  Insurance  Company of   10300 Bubb Road, Cupertino, CA                 123,342       125,109       10/08       6.560%
America (5)                         10500 North De Anza Blvd, Cupertino, CA
                                    4050 Starboard Drive, Fremont, CA
                                    45700 Northport Loop, Fremont, CA
                                    45738 Northport Loop, Fremont, CA
                                    450-460 National Ave, Mountain View, CA
                                    6311 San Ignacio Avenue, San Jose, CA
                                    6321 San Ignacio Avenue, San Jose, CA
                                    6325 San Ignacio Avenue, San Jose, CA
                                    6331 San Ignacio Avenue, San Jose, CA
                                    6341 San Ignacio Avenue, San Jose, CA
                                    6351 San Ignacio Avenue, San Jose, CA
                                    3236 Scott Blvd, Santa Clara, CA
                                    3560 Bassett Street, Santa Clara, CA
                                    3570 Bassett Street, Santa Clara, CA
                                    3580 Bassett Street, Santa Clara, CA
                                    1135 Kern Avenue, Sunnyvale, CA
                                    1212 Bordeaux Lane, Sunnyvale, CA
                                    1230 E. Arques, Sunnyvale, CA
                                    1250 E. Arques, Sunnyvale, CA
                                    1170 Morse Avenue, Sunnyvale, CA
                                    1600 Memorex Drive, Santa Clara, CA
                                    1688 Richard Avenue, Santa Clara, CA
                                    1700 Richard Avenue, Santa Clara, CA
                                    3540 Bassett Street, Santa Clara, CA
                                    3542 Bassett Street, Santa Clara, CA
                                    3544 Bassett Street, Santa Clara, CA
                                    3550 Bassett Street, Santa Clara, CA
                                                                               ------------- -------------
Mortgage Notes Payable                                                             125,062       127,416

Uncollateralized Loan:
Citicorp USA, Inc.                                                                  20,000             -        3/03         (6)

Revolving Line of Credit:
Cupertino National Bank                                                             23,839             -        7/04         (7)

                                                                               ------------- -------------
Total                                                                             $238,771      $218,674
                                                                               ============= =============


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2004. The interest rate was 2.7% and 3.3% at December 31, 2002 and 2001, respectively.

(2) Substituted collateral properties for the Berg Group line of credit in place of properties at 5325-5345 Hellyer Avenue, 2610 North First Street, and 75 East Trimble Road. These four properties were collateralized under the Berg Group line of credit at December 31, 2001.

(3) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2009. The weighted average interest rate of mortgage notes payable was 6.68% and 6.69% at December 31, 2002 and 2001, respectively.

(4) The New York Life Insurance loan was paid off in its entirety in November 2002.

(5) The Prudential loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

(6) The uncollateralized loan from Citicorp USA, Inc. carries a fixed LIBOR interest rate equal to 4.09% for the first six months and LIBOR plus 2.0% thereafter and is payable in full in March 2003. The interest rate at December 31, 2002 was 3.81%. The full balance was paid off in January 2003.

(7) The uncollateralized revolving line of credit from Cupertino National Bank carries a variable interest rate equal to LIBOR plus 2.0% and is payable in full in July 2004. The interest rate at December 31, 2002 was 3.72%.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


Scheduled principal payments on debt for the years ending are as follows:

                                           Fixed Rate Debt          Variable Rate Debt
                                    (Including Related Parties)(Including Related Parties)         Total
                                      -----------------------     ----------------------     ----------------

December 31, 2003                           $    2,465                   $  20,000               $  22,465
December 31, 2004                                2,642                      82,631                  85,273
December 31, 2005                                2,832                                               2,832
December 31, 2006                                3,000                                               3,000
December 31, 2007                                3,150                                               3,150
Thereafter                                     122,051                                             122,051
                                      -----------------------     ----------------------     ----------------
                                            $  136,140                   $ 102,631               $ 238,771
                                      =======================     ======================     ================


7.   OPERATING PARTNERSHIP AND STOCKHOLDER DISTRIBUTIONS

During 2002, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.96 per common share and O.P. Unit for total distributions of $99,643, including $24,951 payable in January 2003. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $75,076, which was treated as a draw on the Berg Group line of credit.

During 2001, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.89 per common share and O.P. Unit for total distributions of $91,126, including $24,742 payable in January 2002. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $70,371, which was treated as a draw on the Berg Group line of credit.

During 2000, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.68 per common share and O.P. Unit for total distributions of $66,993, including $19,115 payable in January 2001. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $52,478, which was treated as a draw on the Berg Group line of credit.

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

No options were granted in 2002.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

During 1999, one employee was granted an option for 100,000 shares that become exercisable as follows: a) 10,000 shares on May 10, 2000; and b) each month thereafter for 36 months, an additional 2,500 shares.

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


                                                               1997 Stock         Option Price
                                                               Option Plan          Per Share
                                                              --------------    ------------------
                         Balance, December 31, 1998              680,000
                            Options granted                      337,000              $8.25
                            Options exercised                   (191,920)
                            Options cancelled                   (299,722)
                                                              --------------
                         Balance, December 31, 1999              525,358
                            Options granted                       80,000              $8.25
                            Options granted                      352,000             $13.00
                            Options exercised                    (52,991)
                            Options cancelled                   (113,867)
                                                              --------------
                         Balance, December 31, 2000              790,500
                            Options granted                      375,000             $11.33
                            Options exercised                    (68,088)
                            Options cancelled                   (113,500)
                                                              --------------
                         Balance, December 31, 2001              983,912
                            Options exercised                    (33,550)
                                                              --------------
                         Balance, December 31, 2002              950,362
                                                              ==============

As of December 31, 2002, 3,978,089 additional shares were available for grant under the 1997 Stock Option Plan. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2002, outstanding options to purchase 510,654 shares of common stock were exercisable.

The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share for the year ended December 31, 2002 would not have changed since no options were granted in 2002.

For the year ended December 31, 2001, the Company's net income and net income per share would have been decreased by approximately $439 or $0.03 per share, resulting in a total consolidated net income of $17,696 or $1.01 per share on a diluted basis. The estimated fair value of the options granted during 2001 was $13.25 share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8%, volatility of 23.03%, risk free rates of 4.85% and an expected life of 5 years.

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

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $95, $58 and $40 of expense for employer contributions made in connection with this plan, respectively.


9.   NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The computation for weighted average shares is detailed below:


                                                                Year Ended            Year Ended           Year Ended
                                                               December 31,          December 31,         December 31,
                                                                   2002                  2001                 2000
                                                            ------------------    ------------------    -----------------
            Weighted average shares outstanding (basic)         17,455,799            17,103,714           17,016,660
            Incremental shares from assumed option exercise        399,093               485,639              493,990
                                                            ------------------    ------------------    -----------------
            Weighted average shares outstanding (diluted)       17,854,892            17,589,353           17,510,650
                                                            ==================    ==================    =================


The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2002 and 2001 were 86,474,032 and 85,762,541, respectively.

10.  OTHER INCOME

Other income, including interest, was approximately $4,250, $2,465, and $1,241 for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, termination fees accounted for approximately $2,529 of other income.

Gain on sales of assets was approximately $11,454 and $501 for the years ended December 31, 2001, and 2000, respectively.

11.  RELATED PARTY TRANSACTIONS

As of December 31, 2002 and 2001, the Berg Group owned 78,338,684 and 79,191,923 O.P. Units, respectively, of the total 86,474,032 and 85,762,541 O.P. Units issued and outstanding, respectively. Along with the Company's common shares owned by the Berg Group, the Berg Group's interest in the Company represents 75.4% and 76.8% of the Company as of December 31, 2002 and 2001, respectively, assuming conversion of the O.P. Units into common shares of the Company.

During 2002, the Company acquired two R&D properties, both located in Silicon Valley. These acquisitions added approximately 290,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement. The total gross acquisition price for these two properties was approximately $30,953. The Company financed these acquisitions by borrowing $18,000 under the Berg Group line of credit and issuing 835,491 O.P. Units to various members of the Berg Group.

During 2001, the Company acquired eight R&D properties, all located in Silicon Valley. These acquisitions added approximately 748,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement. The total gross acquisition price for these eight properties was approximately $80,683. The Company financed these acquisitions by borrowing $45,884 under the Berg Group line of credit, assuming other liabilities of $2,024,

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


and issuing 2,422,837 O.P. Units to various members of the Berg Group. In addition to those eight property purchases, the Company also acquired two R&D properties representing approximately 127,000 rentable square feet for approximately $23,197 in a tax-deferred exchange with the Berg Group. The sales proceeds from the properties sold by the Company were classified as restricted cash for use in tax-deferred property exchanges and were included in restricted cash at December 31, 2001. No debt or O.P. Units were issued for these two acquisitions.

As of December 31, 2002 and 2001, debt in the amount of $58,792 and $79,887, respectively, was due the Berg Group under the line of credit. This amount includes $18,000 and $45,884 of debt assumed in connection with the acquisitions of properties from the Berg Group in 2002 and 2001, respectively. Additionally, during 2002 and 2001, the operating partnerships declared distributions of $0.96 and $0.89 per O.P. Unit, respectively. Distributions paid to various members of the Berg Group were $75,281 and $66,423 during 2002 and 2001, respectively. Interest expense incurred in connection with debt due the Berg Group was $2,562, $3,828 and $3,914 for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002 and 2001, debt in the amount of $11,078 and $11,371, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years.

Carl E. Berg has a significant financial interest in one company that leases space from the operating partnerships. This company occupies, in the aggregate, 5,862 square feet at a rate of $2.34 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests. The lease expires in May 2003.

The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $90, $88 and $80 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.  FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 101 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2015, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses are as follows:


                         2003                                                      $124,841
                         2004                                                       119,498
                         2005                                                       108,946
                         2006                                                        75,638
                         2007                                                        44,126
                         Thereafter                                                 108,616
                                                                                ------------
                               Total                                               $581,665
                                                                                ============

13.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $12,752, $13,307 and $12,676 for the years ended December 31, 2002, 2001 and 2000, respectively.

In connection with the property acquisitions, the Company assumed $18,000, $45,884 and $51,732 of related party debt due the Berg Group, assumed other liabilities of $387, $2,024 and $2,636, and issued 835,491, 2,422,837 and
7,370,238 O.P. Units for a total acquisition value of $62,265, $103,881 and $122,875 for the years ended December 31, 2002, 2001 and 2000, respectively.

Amounts of $75,281, $66,423 and $48,202 were due the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2002, 2001 and 2000, respectively, and were treated as draws under the Berg Group line of credit.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

14.  COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. Management is not aware of any litigation against the Company that would have a material adverse effect on the cash flows, consolidated financial position or results of operations of the Company.

Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

15.  DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the statements of operations. Prior period statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were sold and presented as discontinued operations for the year ended December 31, 2002. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional property sales occur.

As of December 31, 2002, there were no properties under contract to be sold or disposed of which would qualify as discontinued operations.

In March 2002, the Company sold one property for a gain of $6,103. Condensed results of operations for this property for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                                                       For the Year Ended December 31,
                                                        2002                         2001                       2000
                                                ---------------------      ----------------------      ---------------------
                                                                           (dollars in thousands)
Rental income from real estate                          $  333                       $1,999                     $1,999
Tenant reimbursements                                      293                           96                         87
                                                ---------------------      ----------------------      ---------------------
     Total revenues                                        626                        2,095                      2,086
                                                ---------------------      ----------------------      ---------------------

Real estate taxes                                          293                           96                         93
Depreciation                                                46                          278                        278
                                                ---------------------      ----------------------      ---------------------
     Total expenses                                        339                          374                        371
                                                ---------------------      ----------------------      ---------------------

Net income from discontinued operations                    287                        1,721                      1,715
Net gain on disposition of discontinued                  6,103                            -                          -
   operations
Minority interest in earnings attributable to           (5,325)                      (1,436)                    (1,404)
   discontinued operations

                                                ---------------------      ----------------------      ---------------------
Total income from discontinued operations               $1,065                        $ 285                      $ 311

                                                =====================      ======================      =====================

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

16.  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2002 (1) is as follows:

                                               First            Second            Third            Fourth
                                            ------------     -------------     ------------     -------------

Rental revenue from continuing operations   $     32,484     $      32,753     $     32,165     $      32,378
Income before minority interest             $     24,905     $      24,896     $     24,594     $      25,293
Income from continuing operations           $      4,136     $       4,073     $      4,558     $       3,670
Income from discontinued operations         $      1,065     $           -     $          -     $           -
Net income                                  $      5,201     $       4,073     $      4,558     $       3,670
Per share data:
     Basic net income per share             $       0.30     $        0.23     $       0.26     $        0.21
     Diluted net income per share           $       0.29     $        0.23     $       0.26     $        0.21
Weighted average shares of common
   stock (basic)                              17,404,568        17,464,692       17,467,329        17,485,590
Weighted average shares of common
   stock (diluted)                            17,853,809        17,902,853       17,856,688        17,800,971



Quarterly financial information for the year ended December 31, 2001 (1) is as follows:

                                               First            Second            Third            Fourth
                                            ------------     -------------     ------------     -------------

Rental revenue from continuing operations   $     29,179     $      31,154     $     32,728     $      33,168
Income before minority interest             $     24,879     $      23,484     $     34,361     $      25,255
Income from continuing operations           $      4,147     $       3,911     $      5,659     $       4,132
Income from discontinued operations         $         72     $          72     $         71     $          71
Net income                                  $      4,219     $       3,983     $      5,730     $       4,203
Per share data:
     Basic net income per share             $       0.25     $        0.23     $       0.33     $        0.24
     Diluted net income per share           $       0.24     $        0.23     $       0.33     $        0.24
Weighted average shares of common
   stock (basic)                              17,037,201        17,093,710       17,120,279        17,162,111
Weighted average shares of common
   stock (diluted)                            17,242,821        17,308,601       17,320,462        17,596,536



Quarterly financial information for the year ended December 31, 2000 (1) is as follows:

                                               First            Second            Third            Fourth
                                            ------------     -------------     ------------     -------------

Rental revenue from continuing operations   $     20,736     $      23,399     $     26,322     $      27,111
Income before minority interest             $     14,033     $      16,128     $     18,935     $      20,822
Income from continuing operations           $      2,556     $       2,845     $      3,281     $       3,586
Income from discontinued operations         $         75     $          85     $         76     $          75
Net income                                  $      2,631     $       2,930     $      3,357     $       3,661
Per share data:
     Basic net income per share             $       0.15     $        0.17     $       0.20     $        0.21
     Diluted net income per share           $       0.15     $        0.17     $       0.20     $        0.21
Weighted average shares of common
   stock (basic)                              16,990,353        17,025,365       17,025,365        17,025,365
Weighted average shares of common
   stock (diluted)                            17,389,409        17,113,346       17,191,306        17,249,144


(1) The summation of the quarterly financial data may not equal the annual number reported on the consolidated financial statements of operations due to rounding differences.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

17.  SUBSEQUENT EVENTS

On January 1, 2003, the Company acquired a 50% interest in a joint venture consisting of four properties with approximately 593,000 rentable square feet from the Berg Group. These properties are operated and managed by the Company's joint venture partner, TBI-Mission West, LLC. The total acquisition price for the 50% interest in the joint venture was $1,800. The Company acquired the 50% interest by issuing 181,032 O.P. Units to various members of the Berg Group.

On January 9, 2003, the Company obtained a $100,000 secured mortgage loan from Northwestern Mutual Life Insurance Company that bears a fixed interest rate at 5.64% and matures in ten years with principal payments amortized over 20 years. The mortgage loan is collateralized by real estate properties. The Company paid approximately $675 in loan fees and financing costs and used the proceeds to primarily pay down short-term debt. The balances of Citicorp USA, Inc., Cupertino National Bank line of credit and most of the Berg Group line of credit were paid with the proceeds from the Northwestern Mutual Life Insurance Company loan.

On January 9, 2003, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of December 31, 2002. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit.

On March 12, 2003, the Company declared dividends of $0.24 per common share payable on April 10, 2003 to all common stockholders of record on March 31, 2003.

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors and Stockholders of Mission West Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 28, 2003 included in this Form 10-K of Mission West Properties, Inc. also included audits of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 28, 2003

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2002
                             (dollars in thousands)


                                                                        Initial Cost
                                                                  ----------------------------      Cost
                                                     December 31,                  Buildings    Subsequent to
                                                        2002                          and       Construction/
Property Name                      City             Encumbrances       Land       Improvements   Acquisition
--------------------------------------------------  ------------  --------------  ------------  -------------
5300-5350 Hellyer Avenue           San Jose    E      $   11,078      $    5,742    $   11,442
10401-10411 Bubb Road              Cupertino   A                             632         3,078
45365 Northport Loop               Fremont                                 2,447         5,711          $  11
47000 Northport Loop               Fremont                     B           1,184         5,760              7
45738 Northport Loop               Fremont                     B             891         4,338              5
4050 Starboard Drive               Fremont                     B           1,329         6,467              8
3501 W. Warren Ave/Fremont Blvd    Fremont                                 1,866         9,082
48800 Milmont Blvd                 Fremont                                 1,013         4,932            153
4750 Patrick Henry Drive           Santa Clara                             1,604         7,805
3520 Bassett Street                Santa Clara C                           1,104         5,371
3530 Bassett Street                Santa Clara C,D                           849         4,133
5850-5870 Hellyer Avenue           San Jose                                2,787         6,502
5750 Hellyer Avenue                San Jose                                3,266         3,354
800 Branham Lane East              San Jose                                5,508        12,851             16
5500 Hellyer Avenue                San Jose                                4,735        13,073              3
5550 Hellyer Avenue                San Jose                                3,261         3,872
5400 Hellyer Avenue                San Jose                                3,238         5,358            215
5325 Hellyer Avenue                San Jose                                4,684        10,789             34
5345 Hellyer Avenue                San Jose                                4,866         8,786
5905-5965 Silver Creek Valley Road San Jose                                8,437        18,554
5905-5965 Silver Creek Valley Road San Jose                                3,438         3,220
855 Branham Lane East              San Jose                                3,289         6,521             68
1065-1105 La Avenida Street        Mountain View                          46,832       109,275             65
1750 Automation Parkway            San Jose                                4,789        11,174            315
1756 Automation Parkway            San Jose                                4,378        10,216             15
1762 Automation Parkway            San Jose                                4,804        12,224             20
1768 Automation Parkway            San Jose                                8,195        19,121             14
255 Caspian Drive                  Sunnyvale                               3,491         8,146          1,047
245 Caspian Drive                  Sunnyvale                               5,894             -
5900 Optical Court                 San Jose                                3,634        13,667             52
2630 Orchard Parkway               San Jose                                3,065         6,131
2610 Orchard Parkway               San Jose                                2,735         5,470
55 West Trimble Road               San Jose                                4,637         9,274
2251 Lawson Lane                   Santa Clara                 F           1,952         9,498
1230 East Arques                   Sunnyvale                   B             540         2,628             39
1250 East Arques                   Sunnyvale                   B           1,335         6,499
3120 Scott Blvd                    Santa Clara                             2,044         9,948
20400 Mariani Avenue               Cupertino               1,423           1,670         8,125
10500 De Anza Blvd                 Cupertino                   B           7,666        37,304
20605-20705 Valley Green Drive     Cupertino                   F           3,490        16,984
10300 Bubb Road                    Cupertino                   B             635         3,090
10440 Bubb Road                    Cupertino                                 434         2,112
10460 Bubb Road                    Cupertino                 297             994         4,838          1,161
1135 Kern Avenue                   Sunnyvale                   B             407         1,982
405 Tasman Drive                   Sunnyvale                                 550         2,676             90
450 National Avenue                Mountain View               B             611         2,973
3301 Olcott Street                 Santa Clara                             1,846         8,984
2800 Bayview Avenue                Fremont                                 1,070         5,205
6850 Santa Teresa Blvd             San Jose                                  377         1,836            820
6810 Santa Teresa Blvd             San Jose                                2,567         5,991             12
140-160 Great Oaks Blvd            San Jose                                1,402         6,822            205
6541 Via del Oro/6385 San Ignacio  San Jose                                1,039         5,057
6311-6351 San Ignacio Avenue       San Jose                    B           6,246        30,396            145
6320-6360 San Ignacio Avenue       San Jose                                2,616        12,732            353
75 E. Trimble Rd./2610 N. First St San Jose                                3,477        16,919             85
2033-2243 Samaritan Drive          San Jose               58,792F          5,046        24,556            154
1170 Morse Avenue                  Sunnyvale                   B             658         3,201
3236 Scott Blvd                    Santa Clara                 B           1,234         6,005
1212 Bordeaux Lane                 Sunnyvale                   B           2,250        10,948

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2002
                             (dollars in thousands)

                                                          Total Cost
                                                    ------------------------
                                                                 Buildings
                                                                    And                     Accumulated     Date of    Depreciable
Property Name                      City                Land     Improvements     Total      Depreciation  Acquisition     Life
--------------------------------------------------  ----------  ------------  ------------  ------------  -----------  -----------
5300-5350 Hellyer Avenue           San Jose    E     $   5,742    $   11,442    $   17,184      $    751      5/00      40 Years
10401-10411 Bubb Road              Cupertino   A           632         3,078         3,710           348      7/98      40 Years
45365 Northport Loop               Fremont               2,447         5,722         8,169           322     10/00      40 Years
47000 Northport Loop               Fremont               1,184         5,767         6,951           650      7/98      40 Years
45738 Northport Loop               Fremont                 891         4,343         5,234           491      7/98      40 Years
4050 Starboard Drive               Fremont               1,329         6,475         7,804           731      7/98      40 Years
3501 W. Warren Ave/Fremont Blvd    Fremont               1,866         9,082        10,948         1,024      7/98      40 Years
48800 Milmont Blvd                 Fremont               1,013         4,932         5,945           556      7/98      40 Years
4750 Patrick Henry Drive           Santa Clara           1,604         7,958         9,562           893      7/98      40 Years
3520 Bassett Street                Santa Clara C         1,104         5,371         6,475           605      7/98      40 Years
3530 Bassett Street                Santa Clara C,D         849         4,133         4,982           466      7/98      40 Years
5850-5870 Hellyer Avenue           San Jose              2,787         6,502         9,289           680     11/98      40 Years
5750 Hellyer Avenue                San Jose              3,266         3,354         6,620           119      8/01      40 Years
800 Branham Lane East              San Jose              5,508        12,867        18,375           911      3/00      40 Years
5500 Hellyer Avenue                San Jose              4,735        13,076        17,811           627      2/01      40 Years
5550 Hellyer Avenue                San Jose              3,261         3,872         7,133           153      6/01      40 Years
5400 Hellyer Avenue                San Jose              3,238         5,573         8,811           344      7/00      40 Years
5325 Hellyer Avenue                San Jose              4,684        10,823        15,507           540      1/01      40 Years
5345 Hellyer Avenue                San Jose              4,866         8,786        13,652           220      1/02      40 Years
5905-5965 Silver Creek Valley Road San Jose              8,437        18,554        26,991           696      7/01      40 Years
5905-5965 Silver Creek Valley Road San Jose              3,438         3,220         6,658           101     10/01      40 Years
855 Branham Lane East              San Jose              3,289         6,589         9,878           274      5/01      40 Years
1065-1105 La Avenida Street        Mountain View        46,832       109,340       156,172        10,248      4/99      40 Years
1750 Automation Parkway            San Jose              4,789        11,489        16,278         1,005      7/99      40 Years
1756 Automation Parkway            San Jose              4,378        10,231        14,609           767      1/00      40 Years
1762 Automation Parkway            San Jose              4,804        12,244        17,048           841      4/00      40 Years
1768 Automation Parkway            San Jose              8,195        19,135        27,330           996     12/00      40 Years
255 Caspian Drive                  Sunnyvale             3,491         9,193        12,684           618      4/00      40 Years
245 Caspian Drive                  Sunnyvale             5,894             -         5,894             -      4/01      40 Years
5900 Optical Court                 San Jose              3,634        13,719        17,353           171      7/02      40 Years
2630 Orchard Parkway               San Jose              3,065         6,131         9,196           128      3/02      40 Years
2610 Orchard Parkway               San Jose              2,735         5,470         8,205           114      3/02      40 Years
55 West Trimble Road               San Jose              4,637         9,274        13,911           193      3/02      40 Years
2251 Lawson Lane                   Santa Clara           1,952         9,498        11,450         1,070      7/98      40 Years
1230 East Arques                   Sunnyvale               540         2,667         3,207           301      7/98      40 Years
1250 East Arques                   Sunnyvale             1,335         6,499         7,834           732      7/98      40 Years
3120 Scott Blvd                    Santa Clara           2,044         9,948        11,992         1,122      7/98      40 Years
20400 Mariani Avenue               Cupertino             1,670         8,125         9,795           916      7/98      40 Years
10500 De Anza Blvd                 Cupertino             7,666        37,304        44,970         4,200      7/98      40 Years
20605-20705 Valley Green Drive     Cupertino             3,490        16,984        20,474         1,914      7/98      40 Years
10300 Bubb Road                    Cupertino               635         3,090         3,725           349      7/98      40 Years
10440 Bubb Road                    Cupertino               434         2,112         2,546           240      7/98      40 Years
10460 Bubb Road                    Cupertino               994         5,999         6,993           635      7/98      40 Years
1135 Kern Avenue                   Sunnyvale               407         1,982         2,389           226      7/98      40 Years
405 Tasman Drive                   Sunnyvale               550         2,766         3,316           303      7/98      40 Years
450 National Avenue                Mountain View           611         2,973         3,584           335      7/98      40 Years
3301 Olcott Street                 Santa Clara           1,846         8,984        10,830         1,013      7/98      40 Years
2800 Bayview Avenue                Fremont               1,070         5,205         6,275           588      7/98      40 Years
6850 Santa Teresa Blvd             San Jose                377         2,656         3,033           267      7/98      40 Years
6810 Santa Teresa Blvd             San Jose              2,567         6,003         8,570           576      3/99      40 Years
140-160 Great Oaks Blvd            San Jose              1,402         7,027         8,429           780      7/98      40 Years
6541 Via del Oro/6385 San Ignacio  San Jose              1,039         5,057         6,096           570      7/98      40 Years
6311-6351 San Ignacio Avenue       San Jose              6,246        30,541        36,787         3,429      7/98      40 Years
6320-6360 San Ignacio Avenue       San Jose              2,616        13,085        15,701         1,452      7/98      40 Years
75 E. Trimble Rd./2610 N. First St San Jose              3,477        17,004        20,481         1,911      7/98      40 Years
2033-2243 Samaritan Drive          San Jose              5,046        24,710        29,756         2,771      7/98      40 Years
1170 Morse Avenue                  Sunnyvale               658         3,201         3,859           362      7/98      40 Years
3236 Scott Blvd                    Santa Clara           1,234         6,005         7,239           678      7/98      40 Years
1212 Bordeaux Lane                 Sunnyvale             2,250        10,948        13,198         1,235      7/98      40 Years

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2002
                             (dollars in thousands)


                                                                        Initial Cost
                                                                  ----------------------------      Cost
                                                     December 31,                  Buildings    Subsequent to
                                                        2002                          and       Construction/
Property Name                      City             Encumbrances       Land       Improvements   Acquisition
--------------------------------------------------  ------------  --------------  ------------  -------------
1325-1810 McCandless Drive         Milpitas                    F          13,994        66,213          1,056
1600 Memorex Drive                 Santa Clara                 B           1,221         5,940             36
1688 Richard Avenue                Santa Clara                 B           1,248         2,913              6
1700 Richard Avenue                Santa Clara                 B           1,727         4,030
3506-3510 Bassett Street           Santa Clara C                             943         4,591            116
3540-3544 Bassett Street           Santa Clara C               B           1,565         7,615            189
3550 Bassett Street                Santa Clara C               B           1,079         5,251             33
3560 Bassett Street                Santa Clara C               B           1,075         5,233              8
3570-3580 Bassett Street           Santa Clara C               B           1,075         5,233
        Prudential Insurance Company of America Loan    123,342B
                                                    ------------  --------------   -----------  -------------
                                                      $  194,932      $  234,707    $  720,025        $ 6,556
                                                    ============  ==============   ===========  =============



                                                          Total Cost
                                                    ------------------------
                                                                 Buildings
                                                                    And                     Accumulated     Date of    Depreciable
Property Name                      City                Land     Improvements     Total      Depreciation  Acquisition     Life
--------------------------------------------------  ----------  ------------  ------------  ------------  -----------  -----------
1325-1810 McCandless Drive         Milpitas             13,994        67,269        81,263         7,507      7/98      40 Years
1600 Memorex Drive                 Santa Clara           1,221         5,976         7,197           645      7/98      40 Years
1688 Richard Avenue                Santa Clara           1,248         2,919         4,167           327      9/98      40 Years
1700 Richard Avenue                Santa Clara           1,727         4,030         5,757           345      8/99      40 Years
3506-3510 Bassett Street           Santa Clara C           943         4,707         5,650           526      7/98      40 Years
3540-3544 Bassett Street           Santa Clara C         1,565         7,804         9,369           874      7/98      40 Years
3550 Bassett Street                Santa Clara C         1,079         5,284         6,363           596      7/98      40 Years
3560 Bassett Street                Santa Clara C         1,075         5,241         6,316           591      7/98      40 Years
3570-3580 Bassett Street           Santa Clara C         1,075         5,233         6,308           591      7/98      40 Years
        Prudential Insurance Company of America Loan
                                                    ----------  ------------  ------------  ------------
                                                    $  234,707    $  726,581    $  961,288     $  66,560
                                                    ==========  ============  ============  ============



(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) Encumbered by the $123,342 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(C)  Part of the property group referred to as Triangle Technology Park.
(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(E) 50% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(F) Four properties at McCandless Drive, three properties at Samaritan Drive and three other various properties are encumbered by the $58,792 debt due the Berg Group under the line of credit.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2001
                             (dollars in thousands)

                                                                        Initial Cost
                                                                  ----------------------------      Cost
                                                     December 31,                  Buildings    Subsequent to
                                                        2002                          and       Construction/
Property Name                      City             Encumbrances       Land       Improvements   Acquisition
--------------------------------------------------  ------------  --------------  ------------  -------------
5300-5350 Hellyer Avenue           San Jose    E      $   11,371         $ 5,742      $ 11,442          $  16
10401-10411 Bubb Road              Cupertino   A                             632         3,078
2001 Logic Drive                   San Jose                                2,288        11,134
45365 Northport Loop               Fremont                                 2,447         5,711             11
47000 Northport Loop               Fremont                     B           1,184         5,760              7
45738 Northport Loop               Fremont                     B             891         4,338              5
4050 Starboard Drive               Fremont                     B           1,329         6,467              8
3501 W. Warren Ave/Fremont Blvd    Fremont                                 1,866         9,082
48800 Milmont Blvd                 Fremont                                 1,013         4,932
4750 Patrick Henry Drive           Santa Clara                             1,604         7,805            153
3520 Bassett Street                Santa Clara C                           1,104         5,371
3530 Bassett Street                Santa Clara C,D                           849         4,133
5850-5870 Hellyer Avenue           San Jose                                2,787         6,502
5750 Hellyer Avenue                San Jose                                3,266         3,354
800 Branham Lane East              San Jose                                5,508        12,851             16
5500 Hellyer Avenue                San Jose                                4,735        13,073              3
5550 Hellyer Avenue                San Jose                                3,261         3,872
5400 Hellyer Avenue                San Jose                                3,238         5,358             77
5325 Hellyer Avenue                San Jose                    F           4,684        10,789             34
5905-5965 Silver Creek Valley Rd   San Jose                                8,437        18,554
5905-5965 Silver Creek Valley Rd   San Jose                                3,438         3,220
855 Branham Lane East              San Jose                                3,289         6,521             68
1065-1105 La Avenida Street        Mountain View                          46,832       109,275             65
1750 Automation Parkway            San Jose                                4,789        11,174            315
1756 Automation Parkway            San Jose                                4,378        10,216             15
1762 Automation Parkway            San Jose                                4,804        12,224             20
1768 Automation Parkway            San Jose                                8,195        19,121             14
255 Caspian Drive                  Sunnyvale                               3,491         8,146
245 Caspian Drive                  Sunnyvale                               5,894             -
2251 Lawson Lane                   Santa Clara                             1,952         9,498
1230 East Arques                   Sunnyvale                   B             540         2,628             39
1250 East Arques                   Sunnyvale                   B           1,335         6,499
3120 Scott Blvd                    Santa Clara                             2,044         9,948
20400 Mariani Avenue               Cupertino               1,597           1,670         8,125
10500 De Anza Blvd                 Cupertino                   B           7,666        37,304
20605-20705 Valley Green Drive     Cupertino                               3,490        16,984
10300 Bubb Road                    Cupertino                   B             635         3,090
10440 Bubb Road                    Cupertino                 347             434         2,112
10460 Bubb Road                    Cupertino                 363             994         4,838          1,161
1135 Kern Avenue                   Sunnyvale                   B             407         1,982
405 Tasman Drive                   Sunnyvale                                 550         2,676
450 National Avenue                Mountain View               B             611         2,973
3301 Olcott Street                 Santa Clara                             1,846         8,984
2800 Bayview Avenue                Fremont                                 1,070         5,205
6850 Santa Teresa Blvd             San Jose                                  377         1,836            780
6810 Santa Teresa Blvd             San Jose                                2,567         5,991             12
140-160 Great Oaks Blvd            San Jose                                1,402         6,822            158
6541 Via del Oro/6385 San Ignacio  San Jose                                1,039         5,057
6311-6351 San Ignacio Avenue       San Jose                    B           6,246        30,396             94
6320-6360 San Ignacio Avenue       San Jose                                2,616        12,732            338
75 E. Trimble Rd/2610 N. First St  San Jose                    F           3,477        16,919             82
2033-2243 Samaritan Drive          San Jose               79,887 F         5,046        24,556            125
1170 Morse Avenue                  Sunnyvale                   B             658         3,201
3236 Scott Blvd                    Santa Clara                 B           1,234         6,005
1212 Bordeaux Lane                 Sunnyvale                   B           2,250        10,948
1325-1810 McCandless Drive         Milpitas                    F          13,994        66,213            703
1600 Memorex Drive                 Santa Clara                 B           1,221         5,940
1688 Richard Avenue                Santa Clara                 B           1,248         2,913              6
1700 Richard Avenue                Santa Clara                 B           1,727         4,030



                                                          Total Cost
                                                    ------------------------
                                                                 Buildings
                                                                    And                     Accumulated     Date of    Depreciable
Property Name                      City                Land     Improvements     Total      Depreciation  Acquisition     Life
--------------------------------------------------  ----------  ------------  ------------  ------------  -----------  -----------
5300-5350 Hellyer Avenue           San Jose    E      $  5,742     $  11,458     $  17,200        $  465      5/00      40 Years
10401-10411 Bubb Road              Cupertino   A           632         3,078         3,710           271      7/98      40 Years
2001 Logic Drive                   San Jose              2,288        11,134        13,422           975      7/98      40 Years
45365 Northport Loop               Fremont               2,447         5,722         8,169           179     10/00      40 Years
47000 Northport Loop               Fremont               1,184         5,767         6,951           506      7/98      40 Years
45738 Northport Loop               Fremont                 891         4,343         5,234           383      7/98      40 Years
4050 Starboard Drive               Fremont               1,329         6,475         7,804           569      7/98      40 Years
3501 W. Warren Ave/Fremont Blvd    Fremont               1,866         9,082        10,948           797      7/98      40 Years
48800 Milmont Blvd                 Fremont               1,013         4,932         5,945           433      7/98      40 Years
4750 Patrick Henry Drive           Santa Clara           1,604         7,958         9,562           694      7/98      40 Years
3520 Bassett Street                Santa Clara C         1,104         5,371         6,475           471      7/98      40 Years
3530 Bassett Street                Santa Clara C,D         849         4,133         4,982           363      7/98      40 Years
5850-5870 Hellyer Avenue           San Jose              2,787         6,502         9,289           518     11/98      40 Years
5750 Hellyer Avenue                San Jose              3,266         3,354         6,620            35      8/01      40 Years
800 Branham Lane East              San Jose              5,508        12,867        18,375           589      3/00      40 Years
5500 Hellyer Avenue                San Jose              4,735        13,076        17,811           300      2/01      40 Years
5550 Hellyer Avenue                San Jose              3,261         3,872         7,133            57      6/01      40 Years
5400 Hellyer Avenue                San Jose              3,238         5,435         8,673           203      7/00      40 Years
5325 Hellyer Avenue                San Jose              4,684        10,823        15,507           270      1/01      40 Years
5905-5965 Silver Creek Valley Rd   San Jose              8,437        18,554        26,991           232      7/01      40 Years
5905-5965 Silver Creek Valley Rd   San Jose              3,438         3,220         6,658            20     10/01      40 Years
855 Branham Lane East              San Jose              3,289         6,589         9,878           109      5/01      40 Years
1065-1105 La Avenida Street        Mountain View        46,832       109,340       156,172         7,515      4/99      40 Years
1750 Automation Parkway            San Jose              4,789        11,489        16,278           718      7/99      40 Years
1756 Automation Parkway            San Jose              4,378        10,231        14,609           512      1/00      40 Years
1762 Automation Parkway            San Jose              4,804        12,244        17,048           535      4/00      40 Years
1768 Automation Parkway            San Jose              8,195        19,135        27,330           518     12/00      40 Years
255 Caspian Drive                  Sunnyvale             3,491         8,146        11,637           357      4/00      40 Years
245 Caspian Drive                  Sunnyvale             5,894             -         5,894             -      4/01      40 Years
2251 Lawson Lane                   Santa Clara           1,952         9,498        11,450           832      7/98      40 Years
1230 East Arques                   Sunnyvale               540         2,667         3,207           234      7/98      40 Years
1250 East Arques                   Sunnyvale             1,335         6,499         7,834           569      7/98      40 Years
3120 Scott Blvd                    Santa Clara           2,044         9,948        11,992           873      7/98      40 Years
20400 Mariani Avenue               Cupertino             1,670         8,125         9,795           713      7/98      40 Years
10500 De Anza Blvd                 Cupertino             7,666        37,304        44,970         3,268      7/98      40 Years
20605-20705 Valley Green Drive     Cupertino             3,490        16,984        20,474         1,490      7/98      40 Years
10300 Bubb Road                    Cupertino               635         3,090         3,725           272      7/98      40 Years
10440 Bubb Road                    Cupertino               434         2,112         2,546           187      7/98      40 Years
10460 Bubb Road                    Cupertino               994         5,999         6,993           485      7/98      40 Years
1135 Kern Avenue                   Sunnyvale               407         1,982         2,389           177      7/98      40 Years
405 Tasman Drive                   Sunnyvale               550         2,676         3,226           236      7/98      40 Years
450 National Avenue                Mountain View           611         2,973         3,584           261      7/98      40 Years
3301 Olcott Street                 Santa Clara           1,846         8,984        10,830           789      7/98      40 Years
2800 Bayview Avenue                Fremont               1,070         5,205         6,275           457      7/98      40 Years
6850 Santa Teresa Blvd             San Jose                377         2,616         2,993           201      7/98      40 Years
6810 Santa Teresa Blvd             San Jose              2,567         6,003         8,570           426      3/99      40 Years
140-160 Great Oaks Blvd            San Jose              1,402         6,980         8,382           606      7/98      40 Years
6541 Via del Oro/6385 San Ignacio  San Jose              1,039         5,057         6,096           443      7/98      40 Years
6311-6351 San Ignacio Avenue       San Jose              6,246        30,490        36,736         2,666      7/98      40 Years
6320-6360 San Ignacio Avenue       San Jose              2,616        13,070        15,686         1,125      7/98      40 Years
75 E. Trimble Rd/2610 N. First St  San Jose              3,477        17,001        20,478         1,486      7/98      40 Years
2033-2243 Samaritan Drive          San Jose              5,046        24,681        29,727         2,153      7/98      40 Years
1170 Morse Avenue                  Sunnyvale               658         3,201         3,859           282      7/98      40 Years
3236 Scott Blvd                    Santa Clara           1,234         6,005         7,239           527      7/98      40 Years
1212 Bordeaux Lane                 Sunnyvale             2,250        10,948        13,198           961      7/98      40 Years
1325-1810 McCandless Drive         Milpitas             13,994        66,916        80,910         5,831      7/98      40 Years
1600 Memorex Drive                 Santa Clara           1,221         5,940         7,161           497      7/98      40 Years
1688 Richard Avenue                Santa Clara           1,248         2,919         4,167           254      9/98      40 Years
1700 Richard Avenue                Santa Clara           1,727         4,030         5,757           244      8/99      40 Years

                                                                        Initial Cost
                                                                  ----------------------------      Cost
                                                     December 31,                  Buildings    Subsequent to
                                                        2002                          and       Construction/
Property Name                      City             Encumbrances       Land       Improvements   Acquisition
--------------------------------------------------  ------------  --------------  ------------  -------------
3506-3510 Bassett Street           Santa Clara C                             943         4,591             99
3540-3544 Bassett Street           Santa Clara C               B           1,565         7,615            189
3550 Bassett Street                Santa Clara C               B           1,079         5,251             33
3560 Bassett Street                Santa Clara C               B           1,075         5,233              8
3570-3580 Bassett Street           Santa Clara C               B           1,075         5,233
  Prudential Insurance Company of America Loan           125,109B
                                                    ------------  --------------  ------------  -------------
                                                      $  218,674       $ 218,058     $ 687,831        $ 4,654
                                                    ============  ==============  ============  =============


                                                          Total Cost
                                                    ------------------------
                                                                 Buildings
                                                                    And                     Accumulated     Date of    Depreciable
Property Name                      City                Land     Improvements     Total      Depreciation  Acquisition     Life
--------------------------------------------------  ----------  ------------  ------------  ------------  -----------  -----------
3506-3510 Bassett Street           Santa Clara C           943         4,690         5,633           408      7/98      40 Years
3540-3544 Bassett Street           Santa Clara C         1,565         7,804         9,369           678      7/98      40 Years
3550 Bassett Street                Santa Clara C         1,079         5,284         6,363           463      7/98      40 Years
3560 Bassett Street                Santa Clara C         1,075         5,241         6,316           460      7/98      40 Years
3570-3580 Bassett Street           Santa Clara C         1,075         5,233         6,308           460      7/98      40 Years
  Prudential Insurance Company of America Loan
                                                    ----------  ------------  ------------  ------------
                                                     $ 218,058    $  692,485     $ 910,543       $49,608
                                                    ==========  ============  ============  ============



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

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2002 and 2001
                             (dollars in thousands)

1.   Reconciliation of real estate and accumulated depreciation:

                                                                      2002                       2001
                                                            ------------------------   ------------------------
Real estate investments:
     Balance at beginning of year                                 $  910,543                 $  841,478
     Additions                                                        64,167                     97,422
     Dispositions                                                    (13,422)                   (28,357)
                                                            ------------------------   ------------------------
     Balance at end of year                                       $  961,288                 $  910,543
                                                            ========================   ========================

Accumulated depreciation:
     Balance at beginning of year                                 $   49,608                 $   34,022
     Additions                                                        17,974                     16,917
     Dispositions                                                     (1,022)                    (1,331)
                                                            ------------------------   ------------------------
     Balance at end of year                                       $   66,560                 $   49,608
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated by reference from the sections titled "Share Ownership" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Company's definitive proxy statement for its annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the sections titled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual stockholders' meeting.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

3.2.1+             Articles of Amendment and Restatement of Mission West Properties, Inc.
3.2.2+             Restated Bylaws of Mission West Properties, Inc.
10.1.1**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.
10.1.2**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I
10.1.3**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II
10.1.4**           Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III
10.2**             Exchange Rights Agreement between Mission West Properties and the Limited Partners
10.3.1*            1997 Stock Option Plan
10.3.2*            Form of Incentive Stock Option Agreement
10.3.3*            Form of Non-statutory Stock Option Agreement
10.3.4*            Form of Directors Stock Option Agreement
10.4.1*            Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg
                   Group (as defined therein)
10.4.2*            Amendment of Acquisition Agreement, dated as of July 1, 1998
10.4.3*            Form of Partnership Interest Purchase Demand Note
10.5.1*            Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of Common
                   Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same
10.5.2*            Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of Common
                   Stock in a private placement of 695,058 shares and Subscription Agreement relating to same
10.5.3**           Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4, 1998
                   Stock Purchase Agreements (filed as Exhibits 10.8 to Post-effective Amendment No. 1 to S-4 Registration Statement filed on Form S-3 on February 11, 1999. Commission File No. 333-52835-99)
10.6**             Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the Berg
                   Group
10.7**             Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group
10.8*              Berg & Berg Enterprises, Inc. Sublease Agreement
10.9               Not In Use
10.10              Not In Use
10.11              Not In Use
10.12*             Lease Agreement with Apple Computer, Inc.
10.13*             Lease Agreement with Cisco Systems, Inc,
10.14*             Lease Agreement with Amdahl Corporation
10.15*             Prudential Promissory Note
10.16*             Prudential Deed of Trust
10.17*             Prudential Certificate Regarding Distribution
10.18*             Prudential Guaranty
10.19+             Waiver Agreement
10.20**            Ownership Limit Exemption Agreement dated December 29, 1999 between Mission West Properties and Dan and Paul
                   McCarthy
10.21x             Lease Agreement with Microsoft Corporation 10.22x Contribution Agreement
10.23xx            Assumption Agreement for Wells Fargo Line of Credit
10.24xx            Not In Use
10.25xx            Not In Use
10.26xx            Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg
10.27              Berg Group Revolving Credit - $100,000,000 Secured Promissory Note



10.28              Berg Group Deed of Trust Securing Revolving Promissory Note
10.29              Cupertino National Bank Revolving Credit Loan Agreement
10.30              Mission West Properties, LP Continuing Guaranty
10.31              Mission West Properties, LP II Continuing Guaranty
10.32              Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company
10.33              Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company
10.34              Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company
10.35              Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority)
10.36              Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority)
10.37              Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority)
10.38              Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority)
10.39              Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority)
10.40              Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority)
10.41              Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority)
10.42              Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority)
10.43              Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority)
21.1++             Subsidiaries of the Registrant
23.1               Consent of Independent Public Accountants
24.1               Powers of Attorney (included on the signature page hereto)
99.1               Section 1350 Certificate

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

                                        MISSION WEST PROPERTIES, INC.

Date: March 26, 2003                    By: /s/ CARL E. BERG
                                        ----------------------
                                        Carl E. Berg
                                        Chief Executive Officer

Date: March 26, 2003                    By: /s/ WAYNE N. PHAM
                                        ----------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer)

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


     Signature                        Title                                Date
     ---------                        -----                                ----

/s/  CARL E. BERG
-----------------------
Carl E. Berg               Chairman of the Board, Chief               March 26, 2003
                           Executive Officer and Director

/s/  RAYMOND V. MARINO
-----------------------
Raymond V. Marino          President, Chief Operating Officer         March 26, 2003
                           and Director

/s/  JOHN C. BOLGER
-----------------------
John C. Bolger             Director                                   March 26, 2003


/s/  WILLIAM A. HASLER
-----------------------
William A. Hasler          Director                                   March 26, 2003


/s/  LAWRENCE B. HELZEL
-----------------------
Lawrence B. Helzel         Director                                   March 26, 2003


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Carl E. Berg, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2002;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying offices and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Carl E. Berg
Chairman and CEO

March 26, 2003

                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Wayne N. Pham, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2002;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying offices and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Wayne N. Pham
Vice President of Finance and Controller


March 26, 2003

EXHIBIT 99.1


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Carl E. Berg
----------------------------
Carl E. Berg
Chairman of the Board and Chief Executive Officer
March 26, 2003

/s/ Wayne N. Pham
----------------------------
Wayne N. Pham
Vice President of Finance and Controller
March 26, 2003


This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

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

          "Variable Rate Loans Outstanding Amount" is defined in Section 2.4.2 of this Agreement.

     1.2 ACCOUNTING TERMS. All accounting terms not specifically defined in this Agreement shall be construed in accordance with GAAP.

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

          2.3.2 LIBOR LOANS. The following provisions apply to each LIBOR Loan:

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

                    2.3.2.2.2 SUBSEQUENT  RATES.  Upon expiration of the Initial
                         LIBOR Period, the LIBOR Loan shall bear interest as follows:

                         2.3.2.2.2.1  BORROWER'S  TIMELY ELECTION OF  ADDITIONAL
                              LIBOR PERIOD(S). Borrower may elect to continue the LIBOR Loan after expiration of the Initial LIBOR Period for additional, successive LIBOR Periods as long as, (i) there is sufficient time for the additional LIBOR Period to commence and end prior to the Termination Date; (ii) there is no Default or Event of Default; and (iii) not less than two (2) nor more than five (5) Business Days prior to the expiration of each LIBOR Period,
                              Borrower provides to the Bank at 20230 Stevens Creek Boulevard, Cupertino, California 95014, Attention Michael Zukin, or to such other persons or entities as the Bank may designate, a written election (the "Election") to continue the LIBOR Loan for an additional LIBOR Period. The Election shall specify the additional LIBOR Period (whether 30-day, 60-day, or 90-day). During each additional LIBOR Period, the LIBOR Loan shall bear interest on the unpaid principal amount thereof at a rate per annum equal to the sum of LIBOR applicable to such additional LIBOR Period calculated by the Bank as of approximately 10:00 a.m. on the first Business Day immediately following expiration of the Initial LIBOR Period plus two percent (2%).

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

                    2.3.2.3  Prepayment  Penalty.   Borrower  acknowledges  that
                         prepayment  or  acceleration  of a LIBOR Loan  during a
                         LIBOR Period may result in the Bank incurring additional costs, expenses and/or liabilities and that it is extremely difficult and impractical to ascertain the extent of such costs, expenses and/or liabilities. Therefore, on a date a LIBOR Loan is so prepaid or so accelerated (the "Prepayment Date"), Borrower will pay to the Bank (in addition to all other sums then owing) an amount (a "Prepayment Penalty") equal to the following: (i) the present value as of the Prepayment Date of the amount of interest that would have accrued on the LIBOR Loan for the remainder of the LIBOR Period at the rate applicable to such LIBOR Loan, less (ii) the present value as of the Prepayment Date of the amount of interest that would accrue on the same LIBOR Loan for the same period if LIBOR were set on the Prepayment Date. The present value shall be calculated by using as a discount rate LIBOR quoted on the Prepayment Date. Upon notice to Borrower by the Bank, Borrower shall immediately pay to the Bank the Prepayment Penalty as calculated by the Bank. Exhibit G hereto includes an example of a prepayment calculation and is provided for example purposes only.

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

          (f) "Hazardous Materials" including, without limitation, any flammable explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Section 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.) and in the regulations adopted and publications promulgated pursuant thereto, or any other federal, state or local governmental law, ordinance, rule, or regulation.

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

          8.1.10 CHANGE OF MANAGEMENT OR OWNERSHIP. If the Borrower or a controlling portion of its voting stock or a substantial portion of its assets comes under the practical, beneficial or effective control of one or more persons other than Carl Berg, whether by reason of death, merger, consolidation, sale or purchase of stock or assets or otherwise; and Ray Marino, who is the President and COO of the Borrower, shall no longer remain in such offices, whether by reason of death, resignation or otherwise; and any such change of control or office holder may adversely affect, in the sole judgment of the Bank, the ability of the Borrower to carry on its business as conducted before such change.

          8.1.11 INADEQUATE FUNDING OR TERMINATION OF EMPLOYEE BENEFIT PLAN(S). If the Borrower, any of its Subsidiaries or the Guarantor shall fail to meet its minimum funding requirements under ERISA with respect to any employee benefit plan established or maintained by it, or if any such plan shall be subject of termination proceedings (whether voluntary or involuntary) and there shall result from such termination proceedings a liability of Borrower, any of its Subsidiaries or the guarantor to the PBGC which in the opinion of the Bank will have a materially adverse effect upon the operations, business, property, assets financial condition or credit of the Borrower, any of its Subsidiaries or the Guarantor, as the case may be.

          8.1.12 OCCURRENCE OF CERTAIN REPORTABLE EVENTS. If there shall occur, with respect to any pension plan maintained by the Borrower, any of its Subsidiaries or the Guarantor any reportable event (within the meaning of Section 4043(b) of ERISA) which the Bank shall determine constitutes a ground for the termination of any such plan, and if such event continues for thirty (30) days after the Bank gives written notice to the Borrower, provided that termination of such plan or appointment of such trustee would, in the opinion of the Bank, have a materially adverse effect upon the operations, business, property, assets, financial condition or credit of the Borrower, any of its Subsidiaries or the Guarantor, as the case may be.

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

     9.7 COSTS AND EXPENSES. The Borrower agrees that it will reimburse the Bank, upon demand, for all reasonable fees and out-of-pocket costs incurred by the Bank in connection with (i) collecting or attempting to collect the Indebtedness or any part thereof, (ii) maintaining or defending the Bank's security interests or liens, if any (or the priority thereof), (iii) the enforcement of the Bank's rights or remedies under this Agreement or the other documents contemplated hereby, (iv) the preparation or making of any amendments, modifications, waivers or consents with respect to this Agreement or the other documents contemplated hereby, and/or (v) any other matters or proceedings arising out of or in connection with any lending arrangement between the Bank and the Borrower, which costs and expenses include without limit payments made by the Bank for taxes, insurance, assessments, or other costs or expenses which the Borrower is required to pay under this Agreement or the other documents contemplated hereby; audit expenses; court costs and reasonable attorneys' fees (whether in-house or outside counsel is used, whether legal assistants are used, and whether such costs are incurred in formal or informal collection actions, federal bankruptcy proceedings, of Borrower or Guarantor or affecting any collateral or rights of Bank, whether an involuntary or voluntary bankruptcy case, including, without limitation, all attorneys' fees and costs incurred in connection with motions for relief from stay, cash collateral motions, nondischargeability motions, preferential liability motions, fraudulent conveyance liability motions, fraudulent transfer liability motions and all other motions brought by Borrower, Guarantor, Bank or third parties in any way relating to Bank's rights with respect to such Borrower, Guarantor, or third party and/or affecting any collateral securing any obligation owed to Bank by Borrower, Guarantor, or any third party, probate proceedings, on appeal or otherwise); and all other costs and expenses of the Bank incurred in connection with any of the foregoing.

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


                              MISSION WEST PROPERTIES, L.P. II
                              A Delaware limited partnership

                              By       Mission West Properties, Inc.,
                                       A Maryland corporation,
                                       Its General Partner


                                       By: /s/ Carl E. Berg
                                       -------------------------------
                                       Its: Chairman & CEO



                                       By: /s/ Raymond V. Marino
                                       -------------------------------
                                       Its: President & COO

EXHIBIT 10.32

California
Loan No. C-332757
PROMISSORY NOTE
                          Mission West Properties, L.P.

$28,868,655.00                                                   January 3, 2003

     For value received, the undersigned, herein called "Borrower," promises to pay to the order of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, who, together with any subsequent holder of this note, is hereinafter referred to as "Lender", at 720 E. Wisconsin Avenue, Milwaukee, WI 53202 or at such other place as Lender shall designate in writing, in coin or currency which, at the time or times of payment, is legal tender for public and private debts in the United States, the principal sum of TWENTY-EIGHT MILLION EIGHT HUNDRED SIXTY-EIGHT THOUSAND SIX HUNDRED FIFTY-FIVE DOLLARS or so much thereof as shall have been advanced from time to time plus interest on the outstanding principal balance at the rate and payable as follows:

          Interest shall accrue from the date of advance until maturity at the rate of five and sixty-four hundredths percent (5.64%) per annum (the "Interest Rate").
          Accrued interest only on the amount advanced shall be paid on the first day of the month following the date of advance ("Amortization Period Commencement Date"). On the first day of the following month and on the first day of each month thereafter until maturity, installments of principal and interest shall be paid in the amount of $200,874.00. Payments shall be made directly to Lender by electronic transfer of funds using the Automated Clearing House System. All installments shall be applied first in payment of interest, calculated monthly on the unpaid principal balance, and the remainder of each installment shall be applied in payment of principal. The entire unpaid principal balance plus accrued interest thereon shall be due and payable on February 1, 2013 (the "Maturity Date").

     DEFINITIONS. For the purpose of this Promissory Note (this "Note"), the following terms shall have the meanings set forth below. Except as otherwise provided herein, any capitalized term not otherwise defined herein shall have the meaning ascribed to such term in the Lien Instrument.

     (a) "Lien Instrument" means that certain first priority Deed of Trust and Security Agreement of even date herewith executed by Borrower as "Grantor" to the benefit of Lender as "Beneficiary" as security for repayment of this Note.

     (b) "Other Borrowers" means, collectively, Mission West Properties, L.P. I, a Delaware limited partnership, and Mission West Properties, L.P. II, a Delaware limited partnership.

     (c) "Other Notes" means, collectively, the Promissory Notes executed by the Other Borrowers evidencing the Loan, as more particularly identified on
     Schedule 1 of this Note.

     (d) "Property" means the Property (as defined in the Lien Instrument), together with all real and personal property securing, in whole or in part, this Note, the Indebtedness or the Obligations.

     (e) "Transaction" means the loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Borrower and the Other Borrowers on the date hereof and are evidenced by the Note and Other Notes and secured by other lien instruments and collateral documents from Borrower and the Other Borrowers granting liens and creating rights for the benefit of Beneficiary.

     (f) "Transaction Documents" means all documents evidencing, securing or related to the payment of amounts owed Lender in connection with the Transaction, with the exception of the Environmental Agreement.

     Borrower shall have the right, upon not less than ten (10) business days prior written notice, of paying this note in full with a prepayment fee, but only if the Other Borrowers concurrently pay the Other Notes in full. Borrower's failure to prepay within twenty (20) business days of the date of Borrower's written notice of prepayment shall be deemed a withdrawal of Borrower's notice of prepayment, and Borrower shall be required to submit another written notice of prepayment pursuant to the terms and conditions set forth in this note if Borrower thereafter elects to prepay this note. This prepayment fee represents consideration to Lender for loss of yield and reinvestment costs. The prepayment fee shall be the greater of Yield Maintenance or 1% of the outstanding principal balance of this note.


     "Yield Maintenance" means the amount, if any, by which

          (i) the present value of the Then Remaining Payments (as hereinafter defined) calculated using a periodic discount rate (corresponding to the payment frequency under this note) which, when compounded for such number of payment periods in a year, equals the linearly interpolated per annum effective yield of the two Most Recently Auctioned United States Treasury Obligations having maturity dates most nearly equivalent to the Maturity Date as reported by The Wall Street Journal one (1) business day preceding the date of prepayment; exceeds

          (ii) the outstanding principal balance of this note (exclusive of all accrued interest).

     If such United States Treasury obligation yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable, then the periodic discount rate shall be equal to the linearly interpolated per annum effective yield of the two Treasury Constant Maturity Series yields having maturity dates most nearly equivalent to the Maturity Date reported, for the latest day for which such yields shall have been so reported, as of one (1) business day preceding the prepayment date, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded United States Treasury obligations.

     "Then Remaining Payments" means payments in such amounts and at such times as would have been payable subsequent to the date of such prepayment in accordance with the terms of this note.

     "Most Recently Auctioned United States Treasury Obligations" means the U.S. Treasury bonds, notes and bills with maturities of 30 years, 10 years, 5 years, 2 years and 1 year which, as of the date the prepayment fee is calculated, were most recently auctioned by the United States Treasury.

     Upon the occurrence of an Event of Default (as defined in the Lien Instrument) followed by the acceleration of the whole indebtedness evidenced by this note, the payment of such indebtedness will constitute an evasion of the prepayment terms hereunder and be deemed to be a voluntary prepayment hereof and such payment will, therefore, to the extent not prohibited by law, include the prepayment fee required under the prepayment in full privilege recited above.

     Notwithstanding the above and provided Borrower is not in default under any provision contained in the Loan Documents, this note may be prepaid in full at any time, without a prepayment fee, during the last 60 days of the term of this note.

     By signing immediately below, Borrower hereby acknowledges the provisions of this note relating to prepayments of the indebtedness evidenced by this note and the application of these provisions to prepayments on acceleration of the indebtedness hereunder. Specifically, but without limiting the generality of the foregoing, Borrower has separately signed below in compliance with the provisions of California Civil Code Section 2954.10, to the extent applicable to Borrower. Borrower hereby acknowledges that this waiver is supported by evidence of a course of conduct by Lender of individual weight given to the consideration in the loan transaction evidenced by this note for the waiver and agreement of Borrower contained herein.

Acknowledgment by Borrower of Prepayment Provisions.

SIGNATURE OF BORROWER:

                                      MISSION WEST PROPERTIES, L.P., a
                                      Delaware limited partnership

                                      By:      Mission West Properties, Inc., a
                                               Maryland corporation, its general
                                               partner

                                               Name: Carl E. Berg

                                               Title: CEO

     Borrower acknowledges and agrees that the Interest Rate hereunder shall be increased if certain financial statements and other reports are not furnished to Lender, all as described in more detail in the provision of the Lien Instrument entitled "Financial Statements".

     This note is secured, among other security, by the Lien Instrument, and certain other deeds of trust executed and delivered by the Other Borrowers on the date hereof, and the other Transaction Documents, which contain provisions for the acceleration of the maturity of this Note upon the occurrence of certain described events.

     The occurrence of a default under any of the Other Notes shall constitute a default under this Note, and Lender, at its option may exercise any and all remedies provided for in the Lien Instrument.

     Upon the occurrence of an Event of Default (as defined in the Lien Instrument), the whole unpaid principal hereof and accrued interest shall, at the option of Lender, to be exercised at any time thereafter, become due and payable at once without notice, notice of the exercise of, and the intent to exercise, such option being hereby expressly waived.

     All parties at any time liable, whether primarily or secondarily, for payment of indebtedness evidenced hereby, for themselves, their heirs, legal representatives, successors and assigns, respectively, expressly waive presentment for payment, notice of dishonor, protest, notice of protest, and diligence in collection; consent to the extension by Lender of the time of said payments or any part thereof; further consent that the real or collateral security or any part thereof may be released by Lender, without in any way modifying, altering, releasing, affecting, or limiting their respective liability or the lien of the Lien Instrument; and agree to pay reasonable attorneys' fees and expenses of collection in case this note is placed in the hands of an attorney for collection or suit is brought hereon and any attorneys' fees and expenses incurred by Lender to enforce or preserve its rights under any of the Loan Documents in any bankruptcy or insolvency proceeding.

     All amounts due Lender including principal and, to the extent permitted by applicable law, interest not paid when due (without regard to any notice and/or cure provisions contained in any of the Loan Documents), other than principal becoming due by reason of acceleration by Lender of the unpaid balance of this note, shall bear interest from the due date thereof until paid at the Default Rate. "Default Rate" means the lower of a rate equal to the interest rate in effect at the time of the default as herein provided plus 5% per annum or the maximum rate permitted by law.

     No provision of this note shall require the payment or permit the collection of interest, including any fees paid which are construed under applicable law to be interest, in excess of the maximum permitted by law. If any such excess interest is collected or herein provided for, or shall be adjudicated to have been collected or be so provided for herein, the provisions of this paragraph shall govern, and Borrower shall not be obligated to pay the amount of such interest to the extent that it is in excess of the amount permitted by law. Any such excess collected shall, at the option of Lender, unless otherwise required by applicable law, be immediately refunded to Borrower or credited on the principal of this note immediately upon Lender's awareness of the collection of such excess.

     Nothing herein contained shall limit the rights of Lender under California Code of Civil Procedure Section 726.5 or under any other statute, case or other law which gives Lender the right to waive its lien against environmentally impaired property and pursue the rights of an unsecured creditor or otherwise obtain a money judgment against Borrower.

     Notwithstanding any provision contained herein or in the Lien Instrument to the contrary, if Lender shall take action to enforce the collection of the indebtedness evidenced hereby or secured by the Lien Instrument (collectively, the "Indebtedness"), its recourse shall, except as provided below, be limited to the Property or the proceeds from the sale of the Property and the proceeds realized by Lender in exercising its rights and remedies (i) under the Absolute Assignment (as defined in the Lien Instrument), (ii) under the Guarantee of Recourse Obligations of even date herewith executed by Mission West Properties, Inc., a Maryland corporation for the benefit of Lender and under other separate guarantees, if any, (iii) under any of the other Loan Documents (as defined in the Lien Instrument), (iv) under any of the Transaction Documents, and (v) in any other collateral securing the Indebtedness. If such proceeds are insufficient to pay the Indebtedness, Lender will never institute any action, suit, claim or demand in law or in equity against Borrower for or on account of such deficiency; provided, however, that the provisions contained in this paragraph


     (i) shall not in any way affect or impair the validity or enforceability of the Indebtedness or the Lien Instrument; and

     (ii) shall not prevent Lender from seeking and obtaining a judgment against Borrower, and Borrower shall be personally liable, for the Recourse Obligations.

     "Recourse Obligations" means

     (a) rents and other income from the Property received by Borrower or those acting on behalf of Borrower from and after the date of any default under the Loan Documents remaining uncured prior to the Conveyance Date (as hereinafter defined), which rents and other income have not been applied to the payment of principal and interest on this note or to reasonable operating expenses of the Property;

     (b) amounts necessary to repair any damage to the Property caused by the intentional acts or omissions of Borrower or those acting on behalf of Borrower;

     (c) insurance loss and Condemnation Proceeds (as defined in the Lien Instrument) released to Borrower but not applied in accordance with any agreement between Borrower and Lender as to their application;

     (d) the amount of insurance loss proceeds which would have been available with respect to a casualty on the Property, but were not available due to the default by Borrower in carrying all insurance required by Lender;

     (e) damages suffered by Lender as a result of fraud or misrepresentation in connection with the Indebtedness by Borrower or any other person or entity acting on behalf of Borrower;

     (f) amounts in excess of any rents or other revenues collected by Lender from operation of the Property from and after acceleration of the Indebtedness until the Conveyance Date, which amounts are necessary to pay real estate taxes, special assessments and insurance premiums with respect to the Property, and amounts required to fulfill Borrower's obligations as lessor under any leases of the Property, in each case, either paid by Lender and not reimbursed prior to, or remaining due or delinquent on the Conveyance Date;

     (g) all security deposits under leases of the Property or any portion of the Property collected by Borrower, any agent of Borrower or any predecessor of Borrower, and not refunded to the tenants thereunder in accordance with their respective leases, applied in accordance with such leases or law or delivered to Lender, and all advance rents collected by Borrower, any agent of Borrower or any predecessor of Borrower and not applied in accordance with the leases of the Property or delivered to Lender;

     (h) all outstanding amounts due under the Indebtedness, including principal, interest, and other charges if there shall be a violation of any of the provisions in the Lien Instrument following the caption entitled "Prohibition on Transfer".

     "Conveyance Date" means (i) the later of (a) the date on which title vests in the purchaser at the foreclosure sale of the Property pursuant to the Lien Instrument or (b) the date on which Borrower's statutory right of redemption shall expire or be waived or (ii) the date of the conveyance of the Property to Lender in lieu of foreclosure.

     This Note shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this Note shall be brought in a state or federal court located in the State of California, and Lender and Borrower hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

                   MISSION WEST PROPERTIES, L.P., a Delaware limited partnership

                   By:      Mission West Properties, Inc., a
                            Maryland corporation, its general
                            partner

                            Name: Carl E. Berg

                            Title: CEO

EXHIBIT 10.33

California
Loan No. C-332757
PROMISSORY NOTE
                         Mission West Properties, L.P. I

$29,811,369.00                                                   January 3, 2003


     For value received, the undersigned, herein called "Borrower," promises to pay to the order of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, who, together with any subsequent holder of this note, is hereinafter referred to as "Lender", at 720 E. Wisconsin Avenue, Milwaukee, WI 53202 or at such other place as Lender shall designate in writing, in coin or currency which, at the time or times of payment, is legal tender for public and private debts in the United States, the principal sum of TWENTY-NINE MILLION EIGHT HUNDRED ELEVEN THOUSAND THREE HUNDRED SIXTY-NINE DOLLARS or so much thereof as shall have been advanced from time to time plus interest on the outstanding principal balance at the rate and payable as follows:

          Interest shall accrue from the date of advance until maturity at the rate of five and sixty-four hundredths percent (5.64%) per annum (the "Interest Rate").
          Accrued interest only on the amount advanced shall be paid on the first day of the month following the date of advance ("Amortization Period Commencement Date"). On the first day of the following month and on the first day of each month thereafter until maturity, installments of principal and interest shall be paid in the amount of $207,433.00. Payments shall be made directly to Lender by electronic transfer of funds using the Automated Clearing House System. All installments shall be applied first in payment of interest, calculated monthly on the unpaid principal balance, and the remainder of each installment shall be applied in payment of principal. The entire unpaid principal balance plus accrued interest thereon shall be due and payable on February 1, 2013 (the "Maturity Date").

     DEFINITIONS. For the purpose of this Promissory Note (this "Note"), the following terms shall have the meanings set forth below. Except as otherwise provided herein, any capitalized term not otherwise defined herein shall have the meaning ascribed to such term in the Lien Instrument.

     (a) "Lien Instrument" means that certain first priority Deed of Trust and Security Agreement of even date herewith executed by Borrower as "Grantor" to the benefit of Lender as "Beneficiary" as security for repayment of this Note.

     (b) "Other Borrowers" means, collectively, Mission West Properties, L.P., a Delaware limited partnership, and Mission West Properties, L.P. II, a Delaware limited partnership.

     (c) "Other Notes" means, collectively, the Promissory Notes executed by the Other Borrowers evidencing the Loan, as more particularly identified on
     Schedule 1 of this Note.

     (d) "Property" means the Property (as defined in the Lien Instrument), together with all real and personal property securing, in whole or in part, this Note, the Indebtedness or the Obligations.

     (e) "Transaction" means the loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Borrower and the Other Borrowers on the date hereof and are evidenced by the Note and Other Notes and secured by other lien instruments and collateral documents from Borrower and the Other Borrowers granting liens and creating rights for the benefit of Beneficiary.

     (f) "Transaction Documents" means all documents evidencing, securing or related to the payment of amounts owed Lender in connection with the Transaction, with the exception of the Environmental Agreement.

     Borrower shall have the right, upon not less than ten (10) business days prior written notice, of paying this note in full with a prepayment fee, but only if the Other Borrowers concurrently pay the Other Notes in full. Borrower's failure to prepay within twenty (20) business days of the date of Borrower's written notice of prepayment shall be deemed a withdrawal of Borrower's notice of prepayment, and Borrower shall be required to submit another written notice of prepayment pursuant to the terms and conditions set forth in this note if Borrower thereafter elects to prepay this note. This prepayment fee represents consideration to Lender for loss of yield and reinvestment costs. The prepayment fee shall be the greater of Yield Maintenance or 1% of the outstanding principal balance of this note.


     "Yield Maintenance" means the amount, if any, by which

     (i) the present value of the Then Remaining Payments (as hereinafter defined) calculated using a periodic discount rate (corresponding to the payment frequency under this note) which, when compounded for such number of payment periods in a year, equals the linearly interpolated per annum effective yield of the two Most Recently Auctioned United States Treasury Obligations having maturity dates most nearly equivalent to the Maturity Date as reported by The Wall Street Journal one (1) business day preceding the date of prepayment; exceeds

     (ii) the outstanding principal balance of this note (exclusive of all accrued interest).

     If such United States Treasury obligation yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable, then the periodic discount rate shall be equal to the linearly interpolated per annum effective yield of the two Treasury Constant Maturity Series yields having maturity dates most nearly equivalent to the Maturity Date reported, for the latest day for which such yields shall have been so reported, as of one (1) business day preceding the prepayment date, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded United States Treasury obligations.

     "Then Remaining Payments" means payments in such amounts and at such times as would have been payable subsequent to the date of such prepayment in accordance with the terms of this note.

     "Most Recently Auctioned United States Treasury Obligations" means the U.S. Treasury bonds, notes and bills with maturities of 30 years, 10 years, 5 years, 2 years and 1 year which, as of the date the prepayment fee is calculated, were most recently auctioned by the United States Treasury.

     Upon the occurrence of an Event of Default (as defined in the Lien Instrument) followed by the acceleration of the whole indebtedness evidenced by this note, the payment of such indebtedness will constitute an evasion of the prepayment terms hereunder and be deemed to be a voluntary prepayment hereof and such payment will, therefore, to the extent not prohibited by law, include the prepayment fee required under the prepayment in full privilege recited above.

     Notwithstanding the above and provided Borrower is not in default under any provision contained in the Loan Documents, this note may be prepaid in full at any time, without a prepayment fee, during the last 60 days of the term of this note.

     By signing immediately below, Borrower hereby acknowledges the provisions of this note relating to prepayments of the indebtedness evidenced by this note and the application of these provisions to prepayments on acceleration of the indebtedness hereunder. Specifically, but without limiting the generality of the foregoing, Borrower has separately signed below in compliance with the provisions of California Civil Code Section 2954.10, to the extent applicable to Borrower. Borrower hereby acknowledges that this waiver is supported by evidence of a course of conduct by Lender of individual weight given to the consideration in the loan transaction evidenced by this note for the waiver and agreement of Borrower contained herein.

Acknowledgment by Borrower of Prepayment Provisions.

SIGNATURE OF BORROWER:

                                       MISSION WEST PROPERTIES, L.P. I, a
                                       Delaware limited partnership

                                       By:     Mission West Properties, Inc., a
                                               Maryland corporation, its general
                                               partner

                                               Name: Carl E. Berg

                                               Title: CEO

     Borrower acknowledges and agrees that the Interest Rate hereunder shall be increased if certain financial statements and other reports are not furnished to Lender, all as described in more detail in the provision of the Lien Instrument entitled "Financial Statements".

     This note is secured, among other security, by the Lien Instrument, and certain other deeds of trust executed and delivered by the Other Borrowers on the date hereof, and the other Transaction Documents, which contain provisions for the acceleration of the maturity of this Note upon the occurrence of certain described events.

     The occurrence of a default under any of the Other Notes shall constitute a default under this Note, and Lender, at its option may exercise any and all remedies provided for in the Lien Instrument.

     Upon the occurrence of an Event of Default (as defined in the Lien Instrument), the whole unpaid principal hereof and accrued interest shall, at the option of Lender, to be exercised at any time thereafter, become due and payable at once without notice, notice of the exercise of, and the intent to exercise, such option being hereby expressly waived.

     All parties at any time liable, whether primarily or secondarily, for payment of indebtedness evidenced hereby, for themselves, their heirs, legal representatives, successors and assigns, respectively, expressly waive presentment for payment, notice of dishonor, protest, notice of protest, and diligence in collection; consent to the extension by Lender of the time of said payments or any part thereof; further consent that the real or collateral security or any part thereof may be released by Lender, without in any way modifying, altering, releasing, affecting, or limiting their respective liability or the lien of the Lien Instrument; and agree to pay reasonable attorneys' fees and expenses of collection in case this note is placed in the hands of an attorney for collection or suit is brought hereon and any attorneys' fees and expenses incurred by Lender to enforce or preserve its rights under any of the Loan Documents in any bankruptcy or insolvency proceeding.

     All amounts due Lender including principal and, to the extent permitted by applicable law, interest not paid when due (without regard to any notice and/or cure provisions contained in any of the Loan Documents), other than principal becoming due by reason of acceleration by Lender of the unpaid balance of this note, shall bear interest from the due date thereof until paid at the Default Rate. "Default Rate" means the lower of a rate equal to the interest rate in effect at the time of the default as herein provided plus 5% per annum or the maximum rate permitted by law.

     No provision of this note shall require the payment or permit the collection of interest, including any fees paid which are construed under applicable law to be interest, in excess of the maximum permitted by law. If any such excess interest is collected or herein provided for, or shall be adjudicated to have been collected or be so provided for herein, the provisions of this paragraph shall govern, and Borrower shall not be obligated to pay the amount of such interest to the extent that it is in excess of the amount permitted by law. Any such excess collected shall, at the option of Lender, unless otherwise required by applicable law, be immediately refunded to Borrower or credited on the principal of this note immediately upon Lender's awareness of the collection of such excess.

     Nothing herein contained shall limit the rights of Lender under California Code of Civil Procedure Section 726.5 or under any other statute, case or other law which gives Lender the right to waive its lien against environmentally impaired property and pursue the rights of an unsecured creditor or otherwise obtain a money judgment against Borrower.

     Notwithstanding any provision contained herein or in the Lien Instrument to the contrary, if Lender shall take action to enforce the collection of the indebtedness evidenced hereby or secured by the Lien Instrument (collectively, the "Indebtedness"), its recourse shall, except as provided below, be limited to the Property or the proceeds from the sale of the Property and the proceeds realized by Lender in exercising its rights and remedies (i) under the Absolute Assignment (as defined in the Lien Instrument), (ii) under the Guarantee of Recourse Obligations of even date herewith executed by Mission West Properties, Inc., a Maryland corporation for the benefit of Lender and under other separate guarantees, if any, (iii) under any of the other Loan Documents (as defined in the Lien Instrument), (iv) under any of the Transaction Documents, and (v) in any other collateral securing the Indebtedness. If such proceeds are insufficient to pay the Indebtedness, Lender will never institute any action, suit, claim or demand in law or in equity against Borrower for or on account of such deficiency; provided, however, that the provisions contained in this paragraph


     (i) shall not in any way affect or impair the validity or enforceability of the Indebtedness or the Lien Instrument; and

     (ii) shall not prevent Lender from seeking and obtaining a judgment against Borrower, and Borrower shall be personally liable, for the Recourse Obligations.

     "Recourse Obligations" means

     (a) rents and other income from the Property received by Borrower or those acting on behalf of Borrower from and after the date of any default under the Loan Documents remaining uncured prior to the Conveyance Date (as hereinafter defined), which rents and other income have not been applied to the payment of principal and interest on this note or to reasonable operating expenses of the Property;

     (b) amounts necessary to repair any damage to the Property caused by the intentional acts or omissions of Borrower or those acting on behalf of Borrower;

     (c) insurance loss and Condemnation Proceeds (as defined in the Lien Instrument) released to Borrower but not applied in accordance with any agreement between Borrower and Lender as to their application;

     (d) the amount of insurance loss proceeds which would have been available with respect to a casualty on the Property, but were not available due to the default by Borrower in carrying all insurance required by Lender;

     (e) damages suffered by Lender as a result of fraud or misrepresentation in connection with the Indebtedness by Borrower or any other person or entity acting on behalf of Borrower;

     (f) amounts in excess of any rents or other revenues collected by Lender from operation of the Property from and after acceleration of the Indebtedness until the Conveyance Date, which amounts are necessary to pay real estate taxes, special assessments and insurance premiums with respect to the Property, and amounts required to fulfill Borrower's obligations as lessor under any leases of the Property, in each case, either paid by Lender and not reimbursed prior to, or remaining due or delinquent on the Conveyance Date;

     (g) all security deposits under leases of the Property or any portion of the Property collected by Borrower, any agent of Borrower or any predecessor of Borrower, and not refunded to the tenants thereunder in accordance with their respective leases, applied in accordance with such leases or law or delivered to Lender, and all advance rents collected by Borrower, any agent of Borrower or any predecessor of Borrower and not applied in accordance with the leases of the Property or delivered to Lender;

     (h) all outstanding amounts due under the Indebtedness, including principal, interest, and other charges if there shall be a violation of any of the provisions in the Lien Instrument following the caption entitled "Prohibition on Transfer".

     "Conveyance Date" means (i) the later of (a) the date on which title vests in the purchaser at the foreclosure sale of the Property pursuant to the Lien Instrument or (b) the date on which Borrower's statutory right of redemption shall expire or be waived or (ii) the date of the conveyance of the Property to Lender in lieu of foreclosure.

         This Note shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this Note shall be brought in a state or federal court located in the State of California, and Lender and
     Borrower hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

                 MISSION WEST PROPERTIES, L.P. I, a Delaware limited partnership

                 By:      Mission West Properties, Inc., a
                          Maryland corporation, its general
                          partner

                          Name: Carl E. Berg

                          Title: CEO

EXHIBIT 10.34

California
Loan No. C-332757
PROMISSORY NOTE
                        Mission West Properties, L.P. II

$41,319,976.00                                                   January 3, 2003


     For value received, the undersigned, herein called "Borrower," promises to pay to the order of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, who, together with any subsequent holder of this note, is hereinafter referred to as "Lender", at 720 E. Wisconsin Avenue, Milwaukee, WI 53202 or at such other place as Lender shall designate in writing, in coin or currency which, at the time or times of payment, is legal tender for public and private debts in the United States, the principal sum of FORTY-ONE MILLION THREE HUNDRED NINETEEN THOUSAND, NINE HUNDRED SEVENTY-SIX DOLLARS or so much thereof as shall have been advanced from time to time plus interest on the outstanding principal balance at the rate and payable as follows:

          Interest shall accrue from the date of advance until maturity at the rate of five and sixty-four hundredths percent (5.64%) per annum (the "Interest Rate").
          Accrued interest only on the amount advanced shall be paid on the first day of the month following the date of advance ("Amortization Period Commencement Date"). On the first day of the following month and on the first day of each month thereafter until maturity, installments of principal and interest shall be paid in the amount of $287,512.00. Payments shall be made directly to Lender by electronic transfer of funds using the Automated Clearing House System. All installments shall be applied first in payment of interest, calculated monthly on the unpaid principal balance, and the remainder of each installment shall be applied in payment of principal. The entire unpaid principal balance plus accrued interest thereon shall be due and payable on February 1, 2013 (the "Maturity Date").

     DEFINITIONS. For the purpose of this Promissory Note (this "Note"), the following terms shall have the meanings set forth below. Except as otherwise provided herein, any capitalized term not otherwise defined herein shall have the meaning ascribed to such term in the Lien Instrument.

     (a) "Lien Instrument" means that certain first priority Deed of Trust and Security Agreement of even date herewith executed by Borrower as "Grantor" to the benefit of Lender as "Beneficiary" as security for repayment of this Note.

     (b) "Other Borrowers" means, collectively, Mission West Properties, L.P., a Delaware limited partnership, and Mission West Properties, L.P. I, a Delaware limited partnership.

     (c) "Other Notes" means, collectively, the Promissory Notes executed by the Other Borrowers evidencing the Loan, as more particularly identified on
     Schedule 1 of this Note.

     (d) "Property" means the Property (as defined in the Lien Instrument), together with all real and personal property securing, in whole or in part, this Note, the Indebtedness or the Obligations.

     (e) "Transaction" means the loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Borrower and the Other Borrowers on the date hereof and are evidenced by the Note and Other Notes and secured by other lien instruments and collateral documents from Borrower and the Other Borrowers granting liens and creating rights for the benefit of Beneficiary.

     (f) "Transaction Documents" means all documents evidencing, securing or related to the payment of amounts owed Lender in connection with the Transaction, with the exception of the Environmental Agreement.

     Borrower shall have the right, upon not less than ten (10) business days prior written notice, of paying this note in full with a prepayment fee, but only if the Other Borrowers concurrently pay the Other Notes in full. Borrower's failure to prepay within twenty (20) business days of the date of Borrower's written notice of prepayment shall be deemed a withdrawal of Borrower's notice of prepayment, and Borrower shall be required to submit another written notice of prepayment pursuant to the terms and conditions set forth in this note if Borrower thereafter elects to prepay this note. This prepayment fee represents consideration to Lender for loss of yield and reinvestment costs. The prepayment fee shall be the greater of Yield Maintenance or 1% of the outstanding principal balance of this note.


     "Yield Maintenance" means the amount, if any, by which

     (i) the present value of the Then Remaining Payments (as hereinafter defined) calculated using a periodic discount rate (corresponding to the payment frequency under this note) which, when compounded for such number of payment periods in a year, equals the linearly interpolated per annum effective yield of the two Most Recently Auctioned United States Treasury Obligations having maturity dates most nearly equivalent to the Maturity Date as reported by The Wall Street Journal one (1) business day preceding the date of prepayment; exceeds

     (ii) the outstanding principal balance of this note (exclusive of all accrued interest).

     If such United States Treasury obligation yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable, then the periodic discount rate shall be equal to the linearly interpolated per annum effective yield of the two Treasury Constant Maturity Series yields having maturity dates most nearly equivalent to the Maturity Date reported, for the latest day for which such yields shall have been so reported, as of one (1) business day preceding the prepayment date, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded United States Treasury obligations.

     "Then Remaining Payments" means payments in such amounts and at such times as would have been payable subsequent to the date of such prepayment in accordance with the terms of this note.

     "Most Recently Auctioned United States Treasury Obligations" means the U.S. Treasury bonds, notes and bills with maturities of 30 years, 10 years, 5 years, 2 years and 1 year which, as of the date the prepayment fee is calculated, were most recently auctioned by the United States Treasury.

     Upon the occurrence of an Event of Default (as defined in the Lien Instrument) followed by the acceleration of the whole indebtedness evidenced by this note, the payment of such indebtedness will constitute an evasion of the prepayment terms hereunder and be deemed to be a voluntary prepayment hereof and such payment will, therefore, to the extent not prohibited by law, include the prepayment fee required under the prepayment in full privilege recited above.

     Notwithstanding the above and provided Borrower is not in default under any provision contained in the Loan Documents, this note may be prepaid in full at any time, without a prepayment fee, during the last 60 days of the term of this note.

     By signing immediately below, Borrower hereby acknowledges the provisions of this note relating to prepayments of the indebtedness evidenced by this note and the application of these provisions to prepayments on acceleration of the indebtedness hereunder. Specifically, but without limiting the generality of the foregoing, Borrower has separately signed below in compliance with the provisions of California Civil Code Section 2954.10, to the extent applicable to Borrower. Borrower hereby acknowledges that this waiver is supported by evidence of a course of conduct by Lender of individual weight given to the consideration in the loan transaction evidenced by this note for the waiver and agreement of Borrower contained herein.

Acknowledgment by Borrower of Prepayment Provisions.

SIGNATURE OF BORROWER:

                                    MISSION WEST PROPERTIES, L.P. II,
                                    a Delaware limited partnership

                                    By:      Mission West Properties, Inc., a
                                             Maryland corporation, its general
                                             partner

                                             Name: Carl E. Berg

                                            Title: CEO

     Borrower acknowledges and agrees that the Interest Rate hereunder shall be increased if certain financial statements and other reports are not furnished to Lender, all as described in more detail in the provision of the Lien Instrument entitled "Financial Statements".

     This note is secured, among other security, by the Lien Instrument, and certain other deeds of trust executed and delivered by the Other Borrowers on the date hereof, and the other Transaction Documents, which contain provisions for the acceleration of the maturity of this Note upon the occurrence of certain described events.

     The occurrence of a default under any of the Other Notes shall constitute a default under this Note, and Lender, at its option may exercise any and all remedies provided for in the Lien Instrument.

     Upon the occurrence of an Event of Default (as defined in the Lien Instrument), the whole unpaid principal hereof and accrued interest shall, at the option of Lender, to be exercised at any time thereafter, become due and payable at once without notice, notice of the exercise of, and the intent to exercise, such option being hereby expressly waived.

     All parties at any time liable, whether primarily or secondarily, for payment of indebtedness evidenced hereby, for themselves, their heirs, legal representatives, successors and assigns, respectively, expressly waive presentment for payment, notice of dishonor, protest, notice of protest, and diligence in collection; consent to the extension by Lender of the time of said payments or any part thereof; further consent that the real or collateral security or any part thereof may be released by Lender, without in any way modifying, altering, releasing, affecting, or limiting their respective liability or the lien of the Lien Instrument; and agree to pay reasonable attorneys' fees and expenses of collection in case this note is placed in the hands of an attorney for collection or suit is brought hereon and any attorneys' fees and expenses incurred by Lender to enforce or preserve its rights under any of the Loan Documents in any bankruptcy or insolvency proceeding.

     All amounts due Lender including principal and, to the extent permitted by applicable law, interest not paid when due (without regard to any notice and/or cure provisions contained in any of the Loan Documents), other than principal becoming due by reason of acceleration by Lender of the unpaid balance of this note, shall bear interest from the due date thereof until paid at the Default Rate. "Default Rate" means the lower of a rate equal to the interest rate in effect at the time of the default as herein provided plus 5% per annum or the maximum rate permitted by law.

     No provision of this note shall require the payment or permit the collection of interest, including any fees paid which are construed under applicable law to be interest, in excess of the maximum permitted by law. If any such excess interest is collected or herein provided for, or shall be adjudicated to have been collected or be so provided for herein, the provisions of this paragraph shall govern, and Borrower shall not be obligated to pay the amount of such interest to the extent that it is in excess of the amount permitted by law. Any such excess collected shall, at the option of Lender, unless otherwise required by applicable law, be immediately refunded to Borrower or credited on the principal of this note immediately upon Lender's awareness of the collection of such excess.

     Nothing herein contained shall limit the rights of Lender under California Code of Civil Procedure Section 726.5 or under any other statute, case or other law which gives Lender the right to waive its lien against environmentally impaired property and pursue the rights of an unsecured creditor or otherwise obtain a money judgment against Borrower.

     Notwithstanding any provision contained herein or in the Lien Instrument to the contrary, if Lender shall take action to enforce the collection of the indebtedness evidenced hereby or secured by the Lien Instrument (collectively, the "Indebtedness"), its recourse shall, except as provided below, be limited to the Property or the proceeds from the sale of the Property and the proceeds realized by Lender in exercising its rights and remedies (i) under the Absolute Assignment (as defined in the Lien Instrument), (ii) under the Guarantee of Recourse Obligations of even date herewith executed by Mission West Properties, Inc., a Maryland corporation for the benefit of Lender and under other separate guarantees, if any, (iii) under any of the other Loan Documents (as defined in the Lien Instrument), (iv) under any of the Transaction Documents, and (v) in any other collateral securing the Indebtedness. If such proceeds are insufficient to pay the Indebtedness, Lender will never institute any action, suit, claim or demand in law or in equity against Borrower for or on account of such deficiency; provided, however, that the provisions contained in this paragraph


     (i) shall not in any way affect or impair the validity or enforceability of the Indebtedness or the Lien Instrument; and

     (ii) shall not prevent Lender from seeking and obtaining a judgment against Borrower, and Borrower shall be personally liable, for the Recourse Obligations.

     "Recourse Obligations" means

     (a) rents and other income from the Property received by Borrower or those acting on behalf of Borrower from and after the date of any default under the Loan Documents remaining uncured prior to the Conveyance Date (as hereinafter defined), which rents and other income have not been applied to the payment of principal and interest on this note or to reasonable operating expenses of the Property;

     (b) amounts necessary to repair any damage to the Property caused by the intentional acts or omissions of Borrower or those acting on behalf of Borrower;

     (c) insurance loss and Condemnation Proceeds (as defined in the Lien Instrument) released to Borrower but not applied in accordance with any agreement between Borrower and Lender as to their application;

     (d) the amount of insurance loss proceeds which would have been available with respect to a casualty on the Property, but were not available due to the default by Borrower in carrying all insurance required by Lender;

     (e) damages suffered by Lender as a result of fraud or misrepresentation in connection with the Indebtedness by Borrower or any other person or entity acting on behalf of Borrower;

     (f) amounts in excess of any rents or other revenues collected by Lender from operation of the Property from and after acceleration of the Indebtedness until the Conveyance Date, which amounts are necessary to pay real estate taxes, special assessments and insurance premiums with respect to the Property, and amounts required to fulfill Borrower's obligations as lessor under any leases of the Property, in each case, either paid by Lender and not reimbursed prior to, or remaining due or delinquent on the Conveyance Date;

     (g) all security deposits under leases of the Property or any portion of the Property collected by Borrower, any agent of Borrower or any predecessor of Borrower, and not refunded to the tenants thereunder in accordance with their respective leases, applied in accordance with such leases or law or delivered to Lender, and all advance rents collected by Borrower, any agent of Borrower or any predecessor of Borrower and not applied in accordance with the leases of the Property or delivered to Lender;

     (h) all outstanding amounts due under the Indebtedness, including principal, interest, and other charges if there shall be a violation of any of the provisions in the Lien Instrument following the caption entitled "Prohibition on Transfer".

     "Conveyance Date" means (i) the later of (a) the date on which title vests in the purchaser at the foreclosure sale of the Property pursuant to the Lien Instrument or (b) the date on which Borrower's statutory right of redemption shall expire or be waived or (ii) the date of the conveyance of the Property to Lender in lieu of foreclosure.

     This Note shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this Note shall be brought in a state or federal court located in the State of California, and Lender and Borrower hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

                MISSION WEST PROPERTIES, L.P. II, a Delaware limited partnership

                By:      Mission West Properties, Inc., a
                         Maryland corporation, its general
                         partner

                         Name: Carl E. Berg

                         Title: CEO

EXHIBIT 10.35

California
Loan No. C-332757
RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn

                    SPACE ABOVE THIS LINE FOR RECORDER'S USE

              DEED OF TRUST and SECURITY AGREEMENT (FIRST PRIORITY)
                         Mission West Properties, L. P.

     THIS DEED OF TRUST and SECURITY AGREEMENT is made as of the 3rd day of January, 2003 between MISSION WEST PROPERTIES, L.P., a Delaware limited partnership, 10050 Bandley Drive, Cupertino, CA 95014, herein (said Grantor/Trustor, whether one or more in number) called "Grantor", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Trustee", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Beneficiary":

     WITNESSETH, That Grantor, in consideration of the indebtedness herein mentioned, does hereby irrevocably bargain, sell, grant, transfer, assign and convey unto Trustee, in trust, with power of sale and right of entry and possession, the following property (herein referred to as the "Property"):

     A. The land in the City of San Jose, Santa Clara County, California described in Exhibit "A" attached hereto and incorporated herein (the "Land");

     B. All easements, appurtenances, tenements and hereditaments belonging to or benefiting the Land, including but not limited to all waters, water rights, water courses, all ways, trees, rights, liberties and privileges; and

     C. All improvements to the Land, including, but not limited to, all buildings, structures and improvements now existing or hereafter erected on the Land; all fixtures and equipment of every description belonging to Grantor which are or may be placed or used upon the Land or attached to the buildings, structures or improvements, including, but not limited to, all engines, boilers, elevators and machinery, all heating apparatus, electrical equipment, air-conditioning and ventilating equipment, water and gas fixtures, and all furniture and easily removable equipment; all of which, to the extent permitted by applicable law, shall be deemed an accession to the freehold and a part of the realty as between the parties hereto.

     D.   All Grantor's right,  title and interest in and to that certain C.O.E.
          - 30' Reciprocal Ingress, Egress Easement Agreement filed for record on December 23, 1997, in Book 698 of Maps, Pages 1 & 2, Santa Clara County, California.

     E.   All Grantor's right,  title and interest in and to that certain C.O.E.
          - 26' Reciprocal-Ingress, Egress-Easement Agreement filed for record on December 23, 1997, in Book 698 of Maps, Pages 1 and 2, Santa Clara County, California.

Grantor agrees not to sell, transfer, assign or remove anything described in B, C and D above now or hereafter located on the Land without prior written consent from Beneficiary unless (i) such action does not constitute a sale or removal of any buildings or structures or the sale or transfer of waters or water rights and (ii) such action results in the substitution or replacement with similar items of equal value.

     Without limiting the foregoing grants, Grantor hereby pledges to Beneficiary, and grants to Beneficiary a security interest in, all of Grantor's present and hereafter acquired right, title and interest in and to the Property and any and all

     F. cash and other funds now or at any time hereafter deposited by or for Grantor on account of tax, special assessment, replacement or other reserves required to be maintained pursuant to the Loan Documents (as hereinafter defined) with Beneficiary or a third party, or otherwise deposited with, or in the possession of, Beneficiary pursuant to the Loan Documents; and

     G. surveys, soils reports, environmental reports, guaranties, warranties, architect's contracts, construction contracts, drawings and specifications, applications, permits, surety bonds and other contracts relating to the acquisition, design, development, construction and operation of the Property; and

     H. accounts, chattel paper, deposit accounts, instruments, equipment, inventory, documents, general intangibles, letter-of-credit rights, investment property and all other personal property of Grantor, in each case, to the extent associated with or arising from the ownership, development, operation, use or disposition of any portion of the property; and

     I. present and future rights to condemnation awards, insurance proceeds or other proceeds at any time payable to or received by Grantor on account of the Property or any of the foregoing personal property.

All personal property hereinabove described is hereinafter referred to as the "Personal Property".

     If any of the Property is of a nature that a security interest therein can be perfected under the Uniform Commercial Code, this instrument shall constitute a security agreement and financing statement if permitted by applicable law and Grantor authorizes Beneficiary to file a financing statement describing such Property and, at Beneficiary's request, agrees to join with Beneficiary in the execution of any financing statements and to execute any other instruments that may be necessary or desirable, in Beneficiary's determination, for the perfection or renewal of such security interest under the Uniform Commercial Code.

     TO HAVE AND TO HOLD THE SAME UNTO TRUSTEE FOR THE PURPOSE OF SECURING, in such order of priority as Beneficiary may determine: (i) payment of the Indebtedness (as hereinafter defined); and (ii) payment (with interest as provided) and performance by Grantor of the Obligations (as hereinafter defined). Notwithstanding the foregoing, or any other term contained herein or in the Loan Documents, none of Grantor's obligations (the "Other Obligations") under or pursuant to (a) the Environmental Indemnity Agreement of even date herewith executed by Grantor, Guarantor and the Other Borrowers in favor of Beneficiary ("Environmental Agreement"), (b) the Other Indebtedness or (c) any Other Note shall be secured by the lien of this Deed of Trust.


FIXTURE FILING. This Deed of Trust constitutes a financing statement, filed as a fixture filing in the real estate records of the County of the State in which the real estate described in Exhibit A is located, with respect to any and all fixtures included within the term "Property" and "fixtures" under this Deed of Trust and to any goods or other personal property that are now or hereafter become a part of the Property as fixtures.

                                   DEFINITIONS

     CERTAIN DEFINED TERMS: As used in this Deed of Trust the following terms shall have the following meanings:

     ABSOLUTE ASSIGNMENT: The Absolute Assignment of Leases and Rents (First Priority) of even date herewith executed by Grantorin favor of Beneficiary.

     COMMITMENT: The letter from Beneficiary dated November 18, 2002 accepting, subject to modifications stated in the letter, the Loan application executed by Grantor and the Other Borrowers, dated October 31, 2002, which acceptance and modification was agreed to by Grantor and the Other Borrowers on November 23, 2002.

     ENVIRONMENTAL AGREEMENT: As defined in the Securing paragraph of this Deed of Trust.

     FACILITY: A real property (including, without limitation, all buildings, fixtures and other improvements located thereon) now or hereafter serving as security for the loans which comprise the Transaction. Attached hereto as Exhibit B is a list of all Facilities as of the date hereof.

     GUARANTOR:  Mission West Properties, Inc., a Maryland corporation, and each
other  person  hereafter   guaranteeing  any  portion  of  the  Indebtedness  or
Obligations.

     GUARANTEE: That certain Guarantee of Recourse Obligations dated as of even date herewith executed by Mission West Properties, Inc., a Maryland corporation, in favor of Beneficiary, and any other guarantee of any portion of the Indebtedness or Obligations hereafter executed by any person.

     INDEBTEDNESS: The principal of and all other amounts, payments and premiums due under the Note (as hereinafter defined) and any extensions or renewals thereof (including extensions or renewals at a different rate of interest, whether or not evidenced by a new or additional promissory note or notes), and all other indebtedness of Grantor to Beneficiary and additional advances under, evidenced by and/or secured by the Loan Documents, plus interest on all such amounts, other than any obligations relating to the Other Indebtedness, Other Notes or Other Obligations.

     LOAN DOCUMENTS: The Note, this Deed of Trust, the Commitment (as it relates to the Indebtedness), the Absolute Assignment, the Guarantee (as it relates to the Indebtedness), that certain Certification of Borrowers and Carl E. Berg ("Certification") of even date herewith (as it relates to the Indebtedness), that certain Limited Partnership Supplement dated January 3, 2003, any other supplements and authorizations required by Beneficiary, the Fraudulent Conveyance Indemnity Agreement from Guarantor (as it relates to the Indebtedness), Certificate Regarding Distribution of Loan Proceeds and Indemnity Agreement among Guarantor, Grantor and the Other Borrowers (as it relates to the Indebtedness), and Contribution and Reimbursement Agreement among Grantor and the Other Borrowers (as it relates to the Indebtedness), and all other documents evidencing, securing or relating to the payment of the Indebtedness or the performance of the Obligations, with the exception of the Other Notes and the Environmental Agreement.

     NOTE: The Promissory Note of even date herewith executed by Grantor in the original principal amount of Twenty Eight Million Eight Hundred Sixty Eight Thousand Six Hundred Fifty-Five Dollars ($28,868,655.00), payable to Beneficiary or its order, with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Note.

     OBLIGATIONS: Any and all of the covenants, promises and other obligations (including payment of the Indebtedness) made or owing by Grantor to or due to Beneficiary under and/or as set forth in the Loan Documents and all of the material covenants, promises and other obligations made or owing by Grantor to each and every other person relating to the Property, exclusive of the Other Obligations.

     OTHER BORROWERS: Collectively, Mission West Properties, L.P. I, a Delaware limited partnership, and Mission West Properties, L.P. II, a Delaware limited partnership.

     OTHER INDEBTEDNESS: The loans from Beneficiary to the Other Borrowers evidenced by the Other Notes.

     OTHER NOTES: Those other Promissory Notes, each executed by one of the Other Borrowers and payable to the order of Beneficiary, which Promissory Notes are more particularly described in Schedule 1 of the Note.

     OTHER OBLIGATIONS: As defined in the Granting Paragraph of this Deed of Trust.

     PROPERTY: As defined in the Granting Paragraph of this Deed of Trust.

     TRANSACTION: Loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Grantor and the Other Borrowers on the date hereof, and are evidenced by the Note and Other Notes and secured by lien instruments and collateral documents from Grantor and the Other Borrowers creating liens and rights for the benefit of Beneficiary.

     TRANSACTION DOCUMENTS: All documents evidencing, securing, guaranteeing, or related to the payment of amounts owed Beneficiary in connection with the Transaction, with the exception of the Environmental Agreement.


  TO PROTECT THE SECURITY OF THIS DEED OF TRUST, GRANTOR COVENANTS AND AGREES:

PAYMENT OF DEBT. Grantor agrees to pay the Indebtedness hereby secured promptly and in full compliance with the terms of the Loan Documents.

OWNERSHIP. Grantor represents that it owns the Property and has good and lawful right to convey the same and that the Property is free and clear from any and all encumbrances whatsoever, except as appears in the title evidence accepted by Beneficiary. Grantor does hereby forever warrant and shall forever defend the title and possession thereof against the lawful claims of any and all persons whomsoever.

MAINTENANCE OF PROPERTY AND COMPLIANCE WITH LAWS. Grantor agrees to keep the buildings and other improvements now or hereafter erected on the Land in good condition and repair; not to commit or suffer any waste; to comply with all laws, rules and regulations affecting the Property; and to permit Beneficiary to enter at all reasonable times for the purpose of inspection and of conducting, in a reasonable and proper manner, such tests as Beneficiary determines to be necessary in order to monitor Grantor's compliance with applicable laws and regulations regarding hazardous materials affecting the Property.

TENANTS USING CHLORINATED SOLVENTS. Grantor agrees not to lease any of the Property, without the prior written consent of Beneficiary, to (i) dry cleaning operations that perform dry cleaning on site with chlorinated solvents or (ii) any other tenants that use chlorinated solvents in the operation of their businesses.

Notwithstanding the above, a tenant's use and storage of a product which contains no more than twelve (12) ounces of chlorinated solvents shall not violate this prohibition if, and only if, (i) each tenant's use, storage, and the ultimate disposal, of said solvents is at all times in compliance with applicable law; (ii) said solvents are acquired and kept in prepackaged containers; and (iii) each tenant keeps no more than one (1) prepackaged container of said solvents on the Property.

BUSINESS RESTRICTION REPRESENTATION AND WARRANTY. Grantor represents and warrants that Grantor, all guarantors of all or any portion of the Indebtedness, and all persons and entities executing any separate indemnity agreement in favor of Beneficiary in connection with the Indebtedness: (i) are not, and shall not become, a person or entity with whom Beneficiary is restricted from doing business with under regulations of the Office of Foreign Asset Control ("OFAC") of the Department of the Treasury (including, but not limited to, those named on OFAC's Specially Designated and Blocked Persons list) or under any statute, executive order (including, but not limited to, the September 24, 2001 Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism), or other governmental action; (ii) are not knowingly engaged in, and shall not engage in, any dealings or transaction or be otherwise associated with such persons or entities described in (i) above; and (iii) are not, and shall not become, a person or entity whose activities are regulated by the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 or the regulations or orders thereunder.

INSURANCE. Grantor agrees to keep the Property insured for the protection of Beneficiary and Beneficiary's wholly owned subsidiaries and agents and shall provide Beneficiary with evidence of, and shall maintain, the following types of insurance in amounts and form and with companies all satisfactory to
Beneficiary:

     (A) All risk property insurance with a deductible of not greater than $100,000.00, including Demolition and Increased Cost of Construction
          (DICC) coverage equal to a minimum of 5% of the estimated replacement cost, with an Agreed Amount Endorsement for the estimated replacement cost of the improvements. If such all risk property insurance policy contains a terrorism exclusion, then Grantor shall purchase a separate insurance policy acceptable to Beneficiary for terrorism coverage. Notwithstanding the foregoing, however, Grantor shall only be required to carry such insurance coverage for acts of terrorism with a deductible acceptable to Lender if such coverage is customarily required by other institutional lenders on loans secured by property similar to the Property;

     (B) Loss of rents insurance equal to twelve months rent or business income insurance for 100% of the annual gross earnings from business derived from the Property;

     (C) Flood insurance, if the Property is located in a flood plain (as that term is used in the National Flood Insurance Program) in an amount not less than 25% of the estimated replacement cost;

     (D) Grantor's own commercial general liability insurance policy with Beneficiary, and Beneficiary's wholly owned subsidiaries and agents, named as additional insureds for their interests in the Property; and

     (E)  Other insurance as required by Beneficiary.

     Grantor agrees to keep the policies therefor, properly endorsed, on deposit with Beneficiary, or at Beneficiary's option, to keep certificates of insurance (Acord 27 for all property insurance and Acord 25-S for all liability insurance) evidencing all insurance coverages required hereunder on deposit with Beneficiary, which certificates shall provide at least thirty (30) days notice of cancellation to Beneficiary and shall list Beneficiary as the certificate holder.

     All insurance loss proceeds from all property insurance policies, whether or not required by Beneficiary (less expenses of collection) shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or to the restoration of the Property, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents. If Beneficiary elects to apply the insurance loss proceeds on the Indebtedness, no prepayment privilege fee shall be due thereon.

     Notwithstanding the foregoing provision, Beneficiary agrees that if the insurance loss proceeds from an insured loss as a Facility are less than the Allocated Loan Amount for the Facility (as shown in Exhibit B attached hereto) and if the casualty occurs prior to the last three years of the term of the Note, then the insurance loss proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition prior to the casualty, subject to satisfaction of the following conditions:

     (a) There is no existing Event of Default (as hereinafter defined) at the time of casualty, and if there shall occur any Event of Default after the date of the casualty, Beneficiary shall have no further obligation to release insurance loss proceeds hereunder.

     (b) The casualty insurer has not denied liability for payment of insurance loss proceeds as a result of any act, neglect, use or occupancy of the Property by Grantor or any tenant of the Property.

     (c) Beneficiary shall be satisfied that all insurance loss proceeds so held, together with supplemental funds to be made available by Grantor, shall be sufficient to complete the restoration of the Property. Any remaining insurance loss proceeds may, at the option of Beneficiary, be applied on the Indebtedness, whether or not due, or be released to Grantor.

     (d) If required by Beneficiary, Beneficiary shall be furnished a satisfactory report addressed to Beneficiary from an environmental engineer or other qualified professional satisfactory to Beneficiary to the effect that no adverse environmental impact to the Property resulted from the casualty.

     (e) Beneficiary shall release casualty insurance proceeds as restoration of the Property progresses provided that Beneficiary is furnished satisfactory evidence of the costs of restoration and if, at the time of such release, there shall exist no Monetary Default (as hereinafter defined) under the Transaction Documents and no default with respect to which Beneficiary shall have given Grantor or Other Borrowers notice pursuant to the Notice of Default provision herein or in the documents related to other loans comprising the Transaction. If the estimated cost of restoration exceeds $250,000.00, (i) the drawings and specifications for the restoration shall be approved by Beneficiary in writing prior to commencement of the restoration, and
          (ii) Beneficiary shall receive an administration fee equal to 1% of the cost of restoration.

     (f) Prior to each release of funds, Grantor shall obtain for the benefit of Beneficiary an endorsement to Beneficiary's title insurance policy insuring Beneficiary's lien as a first and valid lien on the Property subject only to liens and encumbrances theretofore approved by Beneficiary.

     (g) Grantor shall pay all costs and expenses incurred by Beneficiary, including, but not limited to, outside legal fees, title insurance costs, third-party disbursement fees, third-party engineering reports and inspections deemed necessary by Beneficiary.

     (h) All reciprocal easement and operating agreements benefiting the Property, if any, shall remain in full force and effect between the parties thereto on and after restoration of the Property.

     (i) Beneficiary shall be satisfied that Projected Debt Service Coverage (as hereinafter defined) of at least 1.50 will be produced from the leasing of not more than 189,023 square feet of space to former tenants or approved new tenants with leases satisfactory to Beneficiary for terms of at least five (5) years to commence not later than (30) days following completion of such restoration ("Approved Leases").

     (j) All leases in effect at the time of the casualty with tenants who have entered into Beneficiary's form of Non-Disturbance and Attornment Agreement or similar agreement shall remain in full force and Beneficiary shall be satisfied that restoration can be completed within a time frame such that each tenant thereunder shall be obligated, or each such tenant shall have elected, to continue the lease term at full rental (subject only to abatement, if any, during any period in which the Property or a portion thereof shall not be used and occupied by such tenant as a result of the casualty).

     (k) Without limiting the Earthquake provisions contained herein, if the casualty has resulted in whole or part from an earthquake: (a) Grantor shall have supplied Beneficiary with a "Seismic Risk Estimate" (in accordance with the Earthquake provisions herein) which show that the Property will meet "Minimum Seismic Criteria" (as defined in the Earthquake provisions herein) upon completion of repair and retrofit work which can be completed within one year of the earthquake, (b) prior to commencement of the restoration, Grantor shall have committed in writing to Beneficiary that Grantor will do such repair and retrofit work as shall be necessary to cause the Property to in fact meet Minimum Seismic Criteria following completion of restoration, and
          (c) Beneficiary must at all times during the restoration be reasonably satisfied that the Property will meet Minimum Seismic Criteria following completion of the restoration, Grantor hereby agreeing to supply Beneficiary with such evidence thereof as Beneficiary shall request from time to time.

     "Projected Debt Service Coverage" means a number calculated by dividing Projected Operating Income Available for Debt Service (as hereinafter defined) for the first fiscal year following restoration of the Property by the debt service during the same fiscal year under all indebtedness secured by a first mortgage lien on any portion of the Property. For purposes of the preceding sentence, "debt service" means the greater of (x) debt service due under all such indebtedness during the first fiscal year following completion of the restoration of the Property or (y) debt service that would be due and payable during such fiscal year if all such indebtedness were amortized over 20 years (whether or not amortization is actually required) and if interest on such indebtedness were due as it accrues at the face rate shown on the notes therefor (whether or not interest payments based on such face rates are required).

     "Projected Operating Income Available for Debt Service" means projected gross annual rent from the Approved Leases for the first full fiscal year following completion of the restoration of the Property less:

(A) The operating expenses of the Property for the last fiscal year preceding the casualty and

(B)  the following:

     (i)  a  replacement  reserve  for  future  tenant   improvements,   leasing
          commissions and structural items based on not less than $1.80 per square foot per annum;

     (ii) the amount, if any, by which actual gross income during such fiscal period exceeds that which would be earned from the rental of 85% of the gross leasable area in the Property;

     (iii)the amount, if any, by which the actual management fee is less than 2% of gross revenue during such fiscal period;

     (iv) the amount, if any, by which the actual real estate taxes are less than $2.10 per square foot per annum; and

     (v) the amount, if any, by which total actual operating expenses, excluding management fees, real estate taxes and replacement reserves, are less than $1.40 per square foot per annum.

     All  projections   referenced   above  shall  be  calculated  in  a  manner
satisfactory to Beneficiary.

CONDEMNATION. Grantor hereby assigns to Beneficiary (i) any award and any other proceeds resulting from damage to, or the taking of, all or any portion of the Property, and (ii) the proceeds from any sale or transfer in lieu thereof (collectively, "Condemnation Proceeds") in connection with condemnation proceedings or the exercise of any power of eminent domain or the threat thereof (hereinafter, a "Taking"); if the Condemnation Proceeds related to a Facility are less than the Allocated Loan Amount for the Facility and such damage or Taking occurs prior to the last three years of the term of the Note, such Condemnation Proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition, or the functional equivalent of its condition prior to the Taking, subject to the conditions set forth above in the section entitled "Insurance" and subject to the further condition that restoration or replacement of the improvements on the Land to their functional and economic utility prior to the Taking be possible. Any portion of such award and proceeds not applied to restoration shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents.

TAXES AND SPECIAL ASSESSMENTS. Grantor agrees to pay before delinquency all taxes and special assessments of any kind that have been or may be levied or assessed against the Property, this instrument, the Note or the Indebtedness, or upon the interest of Trustee or Beneficiary in the Property, this instrument, the Note or the Indebtedness, and to procure and deliver to Beneficiary within 30 days after Beneficiary shall have given a written request to Grantor, the official receipt of the proper officer showing timely payment of all such taxes and assessments; provided, however, that Grantor shall not be required to pay any such taxes or special assessments if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and funds sufficient to satisfy the contested amount have been deposited in an escrow satisfactory to Beneficiary.

PERSONAL PROPERTY. With respect to the Personal Property, Grantor hereby represents, warrants and covenants as follows:

     (a) Except for the security interest granted hereby, Grantor is, and as to portions of the Personal Property to be acquired after the date hereof will be, the sole owner of the Personal Property, free from any lien, security interest, encumbrance or adverse claim thereon of any kind whatsoever. Grantor shall notify Beneficiary of, and shall indemnify and defend Beneficiary and the Personal Property against, all claims and demands of all persons at any time claiming the Personal Property or any part thereof or any interest therein.

     (b) Except as otherwise provided above, Grantor shall not lease, sell, convey or in any manner transfer the Personal Property without the prior consent of Beneficiary.

     (c) Grantor is a limited partnership organized under the laws of the State of Delaware. Until the Indebtedness is paid in full, Grantor (i) shall not change its legal name without providing Beneficiary with thirty (30) days prior written notice; (ii) shall not change its state of organization; and (iii) shall preserve its existence and shall not, in one transaction or a series of transactions, merge into or consolidate with any other entity.

     (d) At the request of Beneficiary, Grantor shall join Beneficiary in executing one or more financing statements and continuations and amendments thereof pursuant to the Uniform Commercial Code in form satisfactory to
Beneficiary, and Grantor shall pay the cost of filing the same in all public offices wherever filing is deemed by Beneficiary to be necessary or desirable. Grantor shall also, at Grantor's expense, take any and all other action requested by Beneficiary to perfect Beneficiary's security interest under the Uniform Commercial Code with respect to the Personal Property, including, without limitation, exercising Grantor's best efforts to obtain any consents, agreements or acknowledgments required of third parties to perfect Beneficiary's security interest in Personal Property consisting of deposit accounts, letter-of-credit rights, investment property, and electronic chattel paper.

OTHER LIENS. Grantor agrees to keep the Property or any Personal Property free from all other liens either prior or subsequent to the lien created by this instrument other than liens created by the Transaction Documents. The (i) creation of any other lien on any portion of the Property or on any Personal Property, whether or not prior to the lien created hereby or (ii) assignment or pledge by Grantor of its revocable license to collect, use and enjoy rents and profits from the Property, shall constitute a default under the terms of this instrument; except that upon written notice to Beneficiary, Grantor may, after the Loan Closing Date (as defined in the Commitment), proceed to contest in good faith and by appropriate proceedings any mechanics liens, tax liens or judgment liens with respect to the Property or any Personal Property described herein, provided funds sufficient to satisfy the contested amount have been deposited in an escrow account satisfactory to Beneficiary.

COSTS, FEES AND EXPENSES. Grantor agrees to pay all costs, fees and expenses of this trust; to appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of Beneficiary or Trustee hereunder; to pay all costs and expenses, including the cost of obtaining evidence of title and reasonable attorney's fees, incurred in connection with any such action or proceeding; and to pay any and all attorney's fees and expenses of collection and enforcement in the event the Note is placed in the hands of an attorney for collection, enforcement of any of the Loan Documents is undertaken or suit is brought thereon.

FAILURE OF GRANTOR TO ACT. If Grantor fails to make any payment or do any act as herein provided, Beneficiary or Trustee may, without obligation so to do, without notice to or demand upon Grantor and without releasing Grantor from any obligation hereof: (i) make or do the same in such manner and to such extent as Beneficiary may deem necessary to protect the security hereof, Beneficiary or Trustee being authorized to enter upon the Property for such purpose; (ii) appear in and defend any action or proceeding purporting to affect the security hereof, or the rights or powers of Beneficiary or Trustee; (iii) pay, purchase, contest or compromise any encumbrance, charge or lien which in the judgment of Beneficiary appears to be prior or superior hereto; and (iv) in exercising any such powers, pay necessary expenses, employ counsel and pay its reasonable fees. Sums so expended shall be payable by Grantor immediately upon demand with interest from date of expenditure at the Default Rate (as defined in the Note). All sums so expended by Beneficiary and the interest thereon shall be included in the Indebtedness and secured by the lien of this instrument.

EVENT OF DEFAULT. Any default by Grantor or the Other Borrowers in making any required payment of the Indebtedness or the Other Indebtedness or any default in any provision, covenant, agreement, warranty or certification contained in any of the Transaction Documents shall, except as provided in the two immediately succeeding paragraphs, constitute an "Event of Default".

NOTICE OF DEFAULT. A default in any payment required in the Note or Other Notes or any other Transaction Document, whether or not payable to Beneficiary, (a "Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Monetary Default by payment of all amounts in default (including payment of interest at the Default Rate, as defined in the Note or Other Notes, from the date of default to the date of cure on amounts owed to Beneficiary) within five
(5) business days after the date on which Beneficiary shall have given such notice to Grantor and Other Borrowers.

     Any other default under the Note or Other Notes or under any other Transaction Document (a "Non-Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Non-Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Non-Monetary Default within thirty
(30) days after the date on which Beneficiary shall have given such notice of default to Grantor and the Other Borrowers (or, if the Non-Monetary Default is not curable within such 30-day period, Grantor and the Other Borrowers shall not have diligently undertaken and continued to pursue the curing of such Non-Monetary Default and deposited an amount sufficient to cure such Non-Monetary Default in an escrow account satisfactory to Beneficiary).

     In no event shall the notice and cure period provisions recited above constitute a grace period for the purposes of commencing interest at the Default Rate (as defined in the Note and Other Notes).

SUBSTITUTION OF TRUSTEE. Beneficiary and its successors and assigns may for any reason and at any time appoint a new or substitute Trustee by written appointment delivered to such new or substitute Trustee without notice to Grantor, without notice to, or the resignation or withdrawal by, the existing Trustee and without recordation of such written appointment unless notice or recordation is required by the laws of the jurisdiction in which the Property is located. Upon delivery of such appointment, the new or substitute Trustee shall be vested with the same title and with the same powers and duties granted to the original Trustee.

APPOINTMENT OF RECEIVER. Upon commencement of any proceeding to enforce any right under this instrument, including foreclosure thereof, Beneficiary (without limitation or restriction by any present or future law, without regard to the solvency or insolvency at that time of any party liable for the payment of the Indebtedness, without regard to the then value of the Property, whether or not there exists a threat of imminent harm, waste or loss to the Property and whether or not the same shall then be occupied by the owner of the equity of redemption as a homestead) shall have the absolute right to the appointment of a receiver of the Property and of the revenues, rents, profits and other income therefrom, and said receiver shall have (in addition to such other powers as the court making such appointment may confer) full power to collect all such income and, after paying all necessary expenses of such receivership and of operation, maintenance and repair of said Property, to apply the balance to the payment of any of the Indebtedness then due.

FORECLOSURE. Upon the occurrence of an Event of Default, the entire unpaid Indebtedness shall, at the option of Beneficiary, become immediately due and payable for all purposes without any notice or demand, except as required by law (ALL OTHER NOTICE OF THE EXERCISE OF SUCH OPTION, OR OF THE INTENT TO EXERCISE SUCH OPTION, BEING HEREBY EXPRESSLY WAIVED), and Beneficiary may, in addition to exercising any rights it may have with respect to the Personal Property under the Uniform Commercial Code of the jurisdiction in which the Property is located, institute proceedings in any court of competent jurisdiction to foreclose this instrument as a mortgage, or to enforce any of the covenants hereof, or Trustee or Beneficiary may, either personally or by agent or attorney in fact, enter upon and take possession of the Property and may manage, rent or lease the Property or any portion thereof upon such terms as Beneficiary may deem expedient, and collect, receive and receipt for all rentals and other income therefrom and apply the sums so received as hereinafter provided in case of sale. Trustee is hereby further authorized and empowered, either after or without such entry, to sell and dispose of the Property en masse or in separate parcels (as Trustee may think best), and all the right, title and interest of Grantor therein, by advertisement or in any manner provided by the laws of the jurisdiction in which the Property is located, (GRANTOR HEREBY EXPRESSLY WAIVES ANY RIGHT TO A HEARING PRIOR TO SUCH SALE), and to issue, execute and deliver a deed of conveyance, all as then may be provided by law; and Trustee shall, out of the proceeds or avails of such sale, after first paying and retaining all fees, charges, costs of advertising the Property and of making said sale, and attorneys' fees as herein provided, pay to Beneficiary or the legal holder of the Indebtedness the amount thereof, including all sums advanced or expended by Beneficiary or the legal holder of the Indebtedness, with interest from date of advance or expenditure at the Default Rate (as defined in the Note), rendering the excess, if any, as provided by law; such sale or sales and said deed or deeds so made shall be a perpetual bar, both in law and equity, against Grantor, the heirs, successors and assigns of Grantor, and all other persons claiming the Property aforesaid, or any part thereof, by, from, through or under Grantor. The legal holder of the Indebtedness may purchase the Property or any part thereof, and it shall not be obligatory upon any purchaser at any such sale to see to the application of the purchase money.

PROHIBITION ON TRANSFER. A. The present ownership and management of the Property is a material consideration to Beneficiary in making the loan secured by this instrument, and Grantor shall not (i) convey title to all or any part of the Property, (ii) enter into any contract to convey (land contract/installment sales contract/contract for deed) title to all or any part of the Property which gives a purchaser possession of, or income from, the Property prior to a transfer of title to all or any part of the Property ("Contract to Convey") or
(iii) cause or permit a Change in the Proportionate Ownership (as hereinafter defined) of Grantor. Any such conveyance, entering into a Contract to Convey, or Change in the Proportionate Ownership of Grantor shall constitute a default hereunder.

     B. For purposes of this instrument, a "Change in the Proportionate Ownership" means any transfer which results in Carl E. Berg and/or Permitted Transferee's (as defined below) collectively, owning less than 49% of Carl E. Berg's direct and indirect ownership interest in Grantor (existing on the date of initial advance of funds, as represented in the Certification) without Beneficiary's approval.

     C. Notwithstanding the above, a transfer of Carl E. Berg's ownership in Grantor (i) to and among the Berg Family (as hereinafter defined) shall be permitted for estate planning purposes or upon the death or incompetency of Carl
E. Berg, and (ii) to any entity owned and controlled (ownership and voting interest in excess of 50% by the Berg Family) shall be permitted for estate planning purposes or upon the death or incompetency of Carl E. Berg. A person or entity holding a direct or indirect ownership interest by virtue of a transfer described in this subpart C. is a "Permitted Transferee."

     D. For purposes hereof, the "Berg Family" shall mean Carl E. Berg, his spouse, his descendants and their spouses, Clyde J. Berg, any trusts or estates for the benefit of said parties, and any entities owned and controlled (ownership and voting interests in excess of 50%) by said parties.

     E. A conversion of all or part of the ownership interest of Carl E. Berg from limited partnership units ("L.P. Units") of Grantor to common shares of Guarantor shall be permitted provided Carl E. Berg's combined interest in common shares and L.P. Units for Grantor satisfies the threshold established in subpart
B. this provision.

FINANCIAL STATEMENTS. Grantor agrees to furnish to Beneficiary:

(A) the following financial statements for the Property within 90 days after the close of each fiscal year of Grantor (the "Property Financial Statements Due Date"):

     (i)  an unaudited balance sheet as of the last day of such fiscal year;

     (ii) an unaudited statement of operations for such fiscal year with a detailed line item break-down of all sources of income and expenses, including capital expenses broken down between, leasing commissions, tenant improvements, capital maintenance, common area renovation, and expansion;

     (iii)a current rent roll identifying location, leased area, lease begin and end dates, current contract rent, rent increases and increase dates, percentage rent, expense reimbursements, and any other recovery items;

     (iv) an operating budget for the current fiscal year; and

(B) the following financial statements for Grantor and Guarantor within 90 days after the close of each fiscal year of Grantor and Guarantor, respectively (the "Grantor/Guarantor Financial Statements Due Date")

     (i)  an audited balance sheet as of the last day of such fiscal year; and

     (ii) an audited statement of cash flows for such fiscal year; and

(C) to the extent the following tenants are not publicly traded, Grantor will use its best efforts to obtain the following financial statements for Fujitsu (formerly known as Amdahl), Apple, JDS Uniphase and Nortel Networks within 90 days after the close of each fiscal year of each respective tenant (the "Tenant Financial Statements Due Date"):

     (i) an audited, or unaudited if audited is not available, balance sheet as of the last day of such fiscal year; and

     (ii) an audited, or unaudited if audited is not available, statement of cash flows for such fiscal period.

     The  Property  Financial   Statements  Due  Date,  the   Grantor/Guarantors
Financial Statements Due Date, and the Tenant Financial Statements Due Date are each sometimes hereinafter referred to as a "Financial Statements Due Date".

     If  audited,  the  financial  statements  identified  in  sections  (A)(i),
(A)(ii), (B)(i), (B)(ii), (C)(i) and (C)(ii) above, shall each be prepared in accordance with generally accepted accounting principles by a "Big Four" accounting firm or, alternatively, a certified public accountant satisfactory to Beneficiary. All unaudited financial statements for Grantor, Property, and Guarantor shall contain a certification by the managing general partner of Grantor stating that they have been prepared in accordance with generally accepted accounting principles and that they are true and correct. The expense of preparing all of the financial statements required in (A) and (B) above, shall be borne by Grantor.

     Grantor acknowledges that Beneficiary requires the financial statements to record accurately the value of the Property for financial and regulatory reporting.

     In addition to all other remedies available to Beneficiary hereunder, at law and in equity, if any financial statement or proof of payment of property taxes and assessments is not furnished to Beneficiary as required in this section entitled "Financial Statements" and in the section entitled "Taxes and Special Assessments", within 30 days after Beneficiary shall have given written notice to Grantor that it has not been received as required,

     (x) interest on the unpaid principal balance of the Indebtedness and the Other Notes shall as of the applicable Financial Statements Due Date or the date such proof of payment of property taxes and assessments was due, accrue and become payable at a rate equal to the sum of the Interest Rate (as defined in the Note) plus one percent (1%) per annum (the "Increased Rate"); and

     (y) Beneficiary may elect to obtain an independent appraisal and audit of the Property at Grantor's expense, and Grantor agrees that it will, upon request, promptly make Grantor's books and records regarding the Property available to Beneficiary and the person(s) performing the appraisal and audit (which obligation Grantor agrees can be specifically enforced by Beneficiary).

     The amount of the payments due under the Note and Other Notes during the time in which the Increased Rate shall be in effect shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Increased Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date (as defined in the Note and Other Notes). Interest shall continue to accrue and be due and payable monthly at the Increased Rate until the financial statements and proof of payment of property taxes and assessments (as requested by Beneficiary) shall be furnished to Beneficiary as required. Commencing on the date on which the financial statements and proof of payment of property taxes and assessments are received by Beneficiary, interest on the unpaid principal balance shall again accrue at the Interest Rate and the payments due during the remainder of the term of the Note and Other Notes shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Interest Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date. Notwithstanding the foregoing, Beneficiary shall have the right to conduct an independent audit at its own expense at any time.

PROPERTY MANAGEMENT. The management company for the Property shall be satisfactory to Beneficiary. Any change in the management company without the prior written consent of Beneficiary shall constitute a default under this instrument. Beneficiary shall be reasonable in giving its approval, and Beneficiary may require that the new management company, by itself or through its manager, have good character and reputation, and demonstrated ability and experience in the operation and leasing of at least one million square feet of property similar to the Property.

EARTHQUAKE.  If the Property is damaged by an earthquake  during the term of the
Indebtedness:

     (A) Beneficiary may require a new "Seismic Risk Estimate" (as hereinafter defined) to be performed at Grantor's expense, and

     (B) Grantor shall perform repair and retrofit work, satisfactory to Beneficiary, which results in (i) the complete repair of the Property and
     (ii) the performance of a subsequent Seismic Risk Estimate verifying that the Property meets "Minimum Seismic Criteria" (as hereinafter defined). Such work shall be commenced and completed as soon as possible and in any event within one year of the earthquake.

     Without limiting the Grantor's obligation to cause the Property to satisfy Minimum Seismic Criteria, during any period of time in which the Property does not satisfy Minimum Seismic Criteria, Grantor shall provide Beneficiary with evidence of, and maintain, "Earthquake Insurance" (as hereinafter defined).

     As used herein, "Earthquake Insurance" means a policy satisfactory to Beneficiary with a deductible of no greater than 5% of the "Replacement Cost" (as hereinafter defined) and in an amount calculated as follows: (i) the "Loan Amount" (as hereinafter defined) plus (ii) the "Specified Loss Dollar Amount" (as defined below) plus (iii) 5% of the Replacement Cost minus (iv) 90% of the "Market Value" (as hereinafter defined).

     As used herein, "Loan Amount" shall mean the total principal amount advanced at closing, under the Note.

     As used herein, "Loan Plus Specified Loss" means the sum of the Loan Amount and the Specified Loss Dollar Amount (as hereinafter defined).

     As used herein, "Market Value" means the estimated fair market value of the Property, determined by Beneficiary in its sole discretion, at the time a Seismic Risk Estimate is performed.

     As used herein, "Minimum Seismic Criteria" means that both the Specified Loss Percentage (as hereinafter defined) for the Property is less than or equal to 30% and the Loan Plus Specified Loss is less than or equal to 90% of the Market Value.

     As used herein, "Model" means a computer based seismic model selected by Beneficiary, currently the Insurance and Investment Risk Assessment System ("IRAS") program by Risk Management Solutions ("RMS").

     As used herein, "Replacement Cost" means the estimated total cost, determined by Beneficiary in its sole discretion, to construct all of the Improvements as if the Property were completely unimproved (not including the cost of site work, utilities and foundation).

     As used herein, "Seismic Risk Estimate" refers to the results of a seismic risk estimate for the Property produced by the Model. Grantor agrees that it will not rely for its own evaluation purposes on the Seismic Risk Estimate produced by or for Beneficiary.

         As used herein, "Specified Loss Dollar Amount" means the "Specified Loss Percentage" (as hereinafter defined) multiplied by the Replacement Cost.

     As used herein, "Specified Loss Percentage" means an estimate produced by the Model of the earthquake damage to the Property, expressed as a percentage of Replacement Cost. Beneficiary's parameters for the Model are based on a 90% probability that the level of damage predicted will not be exceeded in an earthquake with an expected 475 year return period.

DEPOSITS BY GRANTOR. To assure the timely payment of real estate taxes and special assessments (including personal property taxes, if appropriate), upon the occurrence of an Event of Default, Beneficiary shall thence forth have the option to require Grantor to deposit funds with Beneficiary or in an account satisfactory to Beneficiary, in monthly or other periodic installments in amounts estimated by Beneficiary from time to time sufficient to pay real estate taxes and special assessments as they become due. If at any time the funds so held by Beneficiary, or in such other account, shall be insufficient to pay any of said expenses, Grantor shall, upon receipt of notice thereof, immediately deposit such additional funds as may be necessary to remove the deficiency. All funds so deposited shall be irrevocably appropriated to Beneficiary to be applied to the payment of such real estate taxes and special assessments and, at the option of Beneficiary after default, the Indebtedness.

NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Grantor by certified mail or reputable courier service shall be addressed to Grantor at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Grantor shall designate in a notice to Beneficiary given in the manner described herein. Any notice sent to Beneficiary by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Beneficiary shall designate in a notice given in the manner described herein. Any notice given to Beneficiary shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

MODIFICATION OF TERMS. Without affecting the liability of Grantor or any other person (except any person expressly released in writing) for payment of the Indebtedness or for performance of any obligation contained herein and without affecting the rights of Beneficiary with respect to any security not expressly released in writing, Beneficiary may, at any time and from time to time, either before or after the maturity of the Note, without notice or consent: (i) release any person liable for payment of all or any part of the Indebtedness or for performance of any obligation; (ii) make any agreement extending the time or otherwise altering the terms of payment of all or any part of the Indebtedness, or modifying or waiving any obligation, or subordinating, modifying or otherwise dealing with the lien or charge hereof; (iii) exercise or refrain from exercising or waive any right Beneficiary may have; (iv) accept additional security of any kind; (v) release or otherwise deal with any property, real or personal, securing the Indebtedness, including all or any part of the Property.

EXERCISE OF OPTIONS. Whenever, by the terms of this instrument, of the Note or any of the other Loan Documents, Beneficiary is given any option, such option may be exercised when the right accrues, or at any time thereafter, and no acceptance by Beneficiary of payment of Indebtedness in default shall constitute a waiver of any default then existing and continuing or thereafter occurring.

NATURE AND SUCCESSION OF AGREEMENTS. Each of the provisions, covenants and agreements contained herein shall inure to the benefit of, and be binding on, the heirs, executors, administrators, successors, grantees, and assigns of the parties hereto, respectively, and the term "Beneficiary" shall include the owner and holder of the Note.

LEGAL ENFORCEABILITY. No provision of this instrument, the Note or any other Loan Documents shall require the payment of interest or other obligation in excess of the maximum permitted by law. If any such excess payment is provided for in any Loan Documents or shall be adjudicated to be so provided, the provisions of this paragraph shall govern and Grantor shall not be obligated to pay the amount of such interest or other obligation to the extent that it is in excess of the amount permitted by law.

LIMITATION OF LIABILITY. Notwithstanding any provision contained herein to the contrary, the personal liability of Grantor shall be limited as provided in the Note.

MISCELLANEOUS. Time is of the essence in each of the Loan Documents. The remedies of Beneficiary as provided herein or in any other Loan Document or at law or in equity shall be cumulative and concurrent, and may be pursued singly, successively, or together at the sole discretion of Beneficiary, and may be exercised as often as occasion therefor shall occur; and neither the failure to exercise any such right or remedy nor any acceptance by Beneficiary of payment of Indebtedness in default shall in any event be construed as a waiver or release of any right or remedy. Neither this instrument nor any other Loan Document may be modified or terminated orally but only by agreement or discharge in writing and signed by Grantor and Beneficiary. If any of the provisions of any Loan Document or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of such Loan Document and each of the other Loan Documents, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of each of the Loan Documents shall be valid and enforceable to the fullest extent permitted by law.

WAIVER OF JURY TRIAL. Grantor hereby waives any right to trial by jury with respect to any action or proceeding (a) brought by Grantor, Beneficiary or any other person relating to (i) the obligations secured hereby and/or any understandings or prior dealings between the parties hereto or (ii) the Loan Documents or the Environmental Indemnity Agreement, or (b) to which Beneficiary is a party.

CAPTIONS. The captions contained herein are for convenience and reference only and in no way define, limit or describe the scope or intent of, or in any way affect this instrument.

GOVERNING LAW. This instrument shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this instrument shall be brought in a state or federal court located in the State of California, and Beneficiary and Grantor hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

REQUEST FOR NOTICE. Pursuant to California Government Code Section 27321.5(b), Grantor hereby requests that a copy of any notice of default and a copy of any notice of sale given pursuant to this instrument be mailed to Grantor at the address set forth herein.

     IN WITNESS WHEREOF, this instrument has been executed by the Grantor as of the day and year first above written.

                   MISSION WEST PROPERTIES, L.P., a Delaware limited partnership

                   By:      Mission West Properties, Inc., a
                            Maryland corporation, its general
                            partner

                            By: Carl E. Berg
                            Name: Carl E. Berg
                            Title: CEO of G.P.

STATE OF California                         )
                                            )ss.
COUNTY OF         Santa Clara               )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature   /s/      GW Shott
         -----------------------------------
          G.W. Shott
         -----------------------------------
         Name (typed or printed)



This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"

                                (Mission West LP)

Parcel One:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997, in Book 698 of Maps, Page(s) 1 and 2.

Reserving therefrom an easement for ingress and over that portion of land designated and delineated as "C.O.E.- 30'" Reciprocal-Ingress, Egress- Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California, on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Parcel Two:

An easement for ingress and egress over those portion of Parcel 2 designated and delineated as "C.O.E.- 30' Reciprocal-Ingress, Egress-Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Parcel Three:

An easement for ingress and egress over those portion of Parcel 3 designated and delineated as "C.O.E-26'Reciprocal-Ingress, Egress-Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Assessors Parcel No:  244-13-015

EXHIBIT 10.36

California
Loan No. C-332757
RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn

                    SPACE ABOVE THIS LINE FOR RECORDER'S USE

 DEED OF TRUST and SECURITY AGREEMENT and ASSIGNMENT OF LEASES AND RENTS (SECOND
                                    PRIORITY)
                         Mission West Properties, L. P.

     THIS DEED OF TRUST and SECURITY AGREEMENT is made as of the 3rd day of January, 2003 between MISSION WEST PROPERTIES, L.P., a Delaware limited partnership, 10050 Bandley Drive, Cupertino, CA 95014, herein (said Grantor/Trustor, whether one or more in number) called "Grantor", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Trustee", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Beneficiary":

     WITNESSETH, That Grantor, in consideration of the indebtedness herein mentioned, does hereby irrevocably bargain, sell, grant, transfer, assign and convey unto Trustee, in trust, with power of sale and right of entry and possession, the following property (herein referred to as the "Property"):

     (A) The land in the City of San Jose, Santa Clara County, California described in Exhibit "A" attached hereto and incorporated herein (the "Land");

     (B) All easements, appurtenances, tenements and hereditaments belonging to or benefiting the Land, including but not limited to all waters, water rights, water courses, all ways, trees, rights, liberties and privileges; and

     (C) All improvements to the Land, including, but not limited to, all buildings, structures and improvements now existing or hereafter erected on the Land; all fixtures and equipment of every description belonging to Grantor which are or may be placed or used upon the Land or attached to the buildings, structures or improvements, including, but not limited to, all engines, boilers, elevators and machinery, all heating apparatus, electrical equipment, air-conditioning and ventilating equipment, water and gas fixtures, and all furniture and easily removable equipment; all of which, to the extent permitted by applicable law, shall be deemed an accession to the freehold and a part of the realty as between the parties hereto; the rents, issues and profits arising from the Land and improvements subject, however, to any right, power and authority given to Grantor to collect and apply such rents, issues and profits.

     (D)  All Grantor's right,  title and interest in and to that certain C.O.E.
          - 30' Reciprocal-Ingress, Egress-Easement Agreement filed for record on December 23, 1997, in Book 698 of Maps, Pages 1 & 2, Santa Clara County, California.

     (E)  All Grantor's right,  title and interest in and to that certain C.O.E.
          - 26' Reciprocal-Ingress, Egress-Easement Agreement filed for record on December 23, 1997, in Book 698 of Maps, Pages 1 & 2, Santa Clara County, California.

Grantor agrees not to sell, transfer, assign or remove anything described in B, C and D above now or hereafter located on the Land without prior written consent from Beneficiary unless (i) such action does not constitute a sale or removal of any buildings or structures or the sale or transfer of waters or water rights and (ii) such action results in the substitution or replacement with similar items of equal value.

     Without limiting the foregoing grants, Grantor hereby pledges to Beneficiary, and grants to Beneficiary a security interest in, all of Grantor's present and hereafter acquired right, title and interest in and to the Property and any and all

     (F) cash and other funds now or at any time hereafter deposited by or for Grantor on account of tax, special assessment, replacement or other reserves required to be maintained pursuant to the Loan Documents (as hereinafter defined) with Beneficiary or a third party, or otherwise deposited with, or in the possession of, Beneficiary pursuant to the Loan Documents; and

     (G) surveys, soils reports, environmental reports, guaranties, warranties, architect's contracts, construction contracts, drawings and specifications, applications, permits, surety bonds and other contracts relating to the acquisition, design, development, construction and operation of the Property; and

     (H) accounts, chattel paper, deposit accounts, instruments, equipment, inventory, documents, general intangibles, letter-of-credit rights, investment property and all other personal property of Grantor, in each case, to the extent associated with or arising from the ownership, development, operation, use or disposition of any portion of the property; and

     (I) present and future rights to condemnation awards, insurance proceeds or other proceeds at any time payable to or received by Grantor on account of the Property or any of the foregoing personal property.

All personal property hereinabove described is hereinafter referred to as the "Personal Property".

     If any of the Property is of a nature that a security interest therein can be perfected under the Uniform Commercial Code, this instrument shall constitute a security agreement and financing statement if permitted by applicable law and Grantor authorizes Beneficiary to file a financing statement describing such Property and, at Beneficiary's request, agrees to join with Beneficiary in the execution of any financing statements and to execute any other instruments that may be necessary or desirable, in Beneficiary's determination, for the perfection or renewal of such security interest under the Uniform Commercial Code.

     TO HAVE AND TO HOLD THE SAME UNTO TRUSTEE FOR THE PURPOSE OF SECURING, in such order of priority as Beneficiary may determine: (i) payment of the Indebtedness (as hereinafter defined); and (ii) payment (with interest as provided) and performance by Grantor of the Obligations (as hereinafter defined). Notwithstanding the foregoing, or any other term contained herein or in the Loan Documents, none of Grantor's obligations (the "Other Obligations") under or pursuant to (a) the Environmental Indemnity Agreement of even date herewith executed by Grantor, Guarantor and the other Borrowers in favor of Beneficiary ("Environmental Agreement"), (b) the Other Indebtedness or (c) any Other Note shall be secured by the lien of this Deed of Trust.


FIXTURE FILING. This Deed of Trust constitutes a financing statement, filed as a fixture filing in the real estate records of the County of the State in which the real estate described in Exhibit A is located, with respect to any and all fixtures included within the term "Property" and "fixtures" under this Deed of Trust and to any goods or other personal property that are now or hereafter become a part of the Property as fixtures.


                                   DEFINITIONS

     CERTAIN DEFINED TERMS: As used in this Deed of Trust the following terms shall have the following meanings:

     COMMITMENT: The letter from Beneficiary dated November 18, 2002 accepting, subject to modifications stated in the letter, the Loan application executed by Grantor and the Other Borrowers, dated October 31, 2002, which acceptance and modification was agreed to by Grantor and the Other Borrowers on November 28, 2002.

     ENVIRONMENTAL AGREEMENT: As defined in the Securing paragraph of this Deed of Trust.

     FACILITY: A real property (including, without limitation, all buildings, fixtures and other improvements located thereon) now or hereafter serving as security for the loans which comprise the Transaction. Attached hereto as Exhibit B is a list of all Facilities as of the date hereof.

     GUARANTOR:  Mission West Properties, Inc., a Maryland corporation, and each
other  person   hereafter   guaranteeing   any  portionof  the  Indebtedness  or
Obligations.

     GUARANTEE: That certain Guarantee of Recourse Obligations dated as of even date herewith executed by Mission WestProperties, Inc., a Maryland corporation, in favor of Beneficiary, and any other guarantee of any portion of the Indebtedness or Obligations hereafter executed by any person.

     INDEBTEDNESS: The principal of and all other amounts, payments and premiums due under the Notes (as hereinafter defined) and any extensions or renewals thereof (including extensions or renewals at a different rate of interest, whether or not evidenced by a new or additional promissory note or notes), and all other indebtedness of Grantor to Beneficiary and additional advances under, evidenced by and/or secured by the Loan Documents, plus interest on all such amounts, other than any obligations relating to the Other Indebtedness, Other Note or Other Obligations.

     LOAN DOCUMENTS: The Notes, this Deed of Trust, the Commitment (as it relates to the Indebtedness), the Guarantee (as it relates to the Indebtedness), that certain Certification of Borrowers and Carl E. Berg ("Certification") of even date herewith (as it relates to the Indebtedness), that certain Limited Partnership Supplement dated January 3, 2003, any other supplements and authorizations required by Beneficiary, the Fraudulent Conveyance Indemnity Agreement from Guarantor (as it relates to the Indebtedness), Certificate Regarding Distribution of Loan Proceeds and Indemnity Agreement among Guarantor, Grantor and the Other Borrowers (as it relates to the Indebtedness), and Contribution and Reimbursement Agreement among Grantor and the Other Borrowers (as it relates to the Indebtedness), and all other documents evidencing, securing or relating to the payment of the Indebtedness or the performance of the Obligations, with the exception of the Other Note and the Environmental Agreement.

     NOTES: The Promissory Note of even date herewith executed by Mission West Properties, L.P. I, a Delaware limited partnership in the original principal amount of Twenty Nine Million Eight Hundred Eleven Thousand Three Hundred Sixty-Nine Dollars ($29,811,369.00), payable to Beneficiary or its order, and the Promissory Note of even date herewith executed by Mission West Properties, L.P. II, a Delaware limited partnership in the original principal amount of Forty One Million Three Hundred Nineteen Thousand Nine Hundred Seventy-Six Dollars ($41,319,976.00), payable to Beneficiary or its order, in each with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Notes.

     OBLIGATIONS: Any and all of the covenants, promises and other obligations (including payment of the Indebtedness) made or owing by Grantor to or due to Beneficiary under and/or as set forth in the Loan Documents and all of the material covenants, promises and other obligations made or owing by Grantor to each and every other person relating to the Property, exclusive of the Other Obligations.

     OTHER BORROWERS: Collectively, Mission West Properties, L.P. I, a Delaware limited partnership, and Mission West Properties, L.P. II, a Delaware limited partnership.

     OTHER INDEBTEDNESS: The loan from Beneficiary evidenced by the Other Note.

     OTHER NOTE: The Promissory Note of even date herewith executed by Grantor in the original principal amount of Twenty Eight Million Eight Hundred Sixty-Eight Thousand Six Hundred Fifty-Five Dollars ($28,868,655.00), payable to Beneficiary or its order, with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Note.

     OTHER OBLIGATIONS: As defined in the Granting Paragraph of this Deed of Trust.

     PROPERTY: As defined in the Granting Paragraph of this Deed of Trust.

     TRANSACTION: Loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Grantor and the Other Borrowers on the date hereof, and are evidenced by the Notes and Other Note and secured by lien instruments and collateral documents from Grantor and the Other Borrowers creating liens and rights for the benefit of Beneficiary.

     TRANSACTION DOCUMENTS: All documents evidencing, securing, guaranteeing, or related to the payment of amounts owed Beneficiary in connection with the Transaction, with the exception of the Environmental Agreement.


  TO PROTECT THE SECURITY OF THIS DEED OF TRUST, GRANTOR COVENANTS AND AGREES:

PAYMENT OF DEBT. Grantor agrees to pay the Indebtedness hereby secured promptly and in full compliance with the terms of the Loan Documents.

OWNERSHIP. Grantor represents that it owns the Property and has good and lawful right to convey the same and that the Property is free and clear from any and all encumbrances whatsoever, except as appears in the title evidence accepted by Beneficiary. Grantor does hereby forever warrant and shall forever defend the title and possession thereof against the lawful claims of any and all persons whomsoever.

MAINTENANCE OF PROPERTY AND COMPLIANCE WITH LAWS. Grantor agrees to keep the buildings and other improvements now or hereafter erected on the Land in good condition and repair; not to commit or suffer any waste; to comply with all laws, rules and regulations affecting the Property; and to permit Beneficiary to enter at all reasonable times for the purpose of inspection and of conducting, in a reasonable and proper manner, such tests as Beneficiary determines to be necessary in order to monitor Grantor's compliance with applicable laws and regulations regarding hazardous materials affecting the Property.

TENANTS USING CHLORINATED SOLVENTS. Grantor agrees not to lease any of the Property, without the prior written consent of Beneficiary, to (i) dry cleaning operations that perform dry cleaning on site with chlorinated solvents or (ii) any other tenants that use chlorinated solvents in the operation of their businesses.

Notwithstanding the above, a tenant's use and storage of a product which contains no more than twelve (12) ounces of chlorinated solvents shall not violate this prohibition if, and only if, (i) each tenant's use, storage, and the ultimate disposal, of said solvents is at all times in compliance with applicable law; (ii) said solvents are acquired and kept in prepackaged containers; and (iii) each tenant keeps no more than one (1) prepackaged container of said solvents on the Property.

     BUSINESS RESTRICTION REPRESENTATION AND WARRANTY. Grantor represents and warrants that Grantor, all guarantors of all or any portion of the Indebtedness, and all persons and entities executing any separate indemnity agreement in favor of Beneficiary in connection with the Indebtedness: (i) are not, and shall not become, a person or entity with whom Beneficiary is restricted from doing business with under regulations of the Office of Foreign Asset Control ("OFAC") of the Department of the Treasury (including, but not limited to, those named on OFAC's Specially Designated and Blocked Persons list) or under any statute, executive order (including, but not limited to, the September 24, 2001 Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism), or other governmental action; (ii) are not knowingly engaged in, and shall not engage in, any dealings or transaction or be otherwise associated with such persons or entities described in (i) above; and (iii) are not, and shall not become, a person or entity whose activities are regulated by the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 or the regulations or orders thereunder.

INSURANCE. Grantor agrees to keep the Property insured for the protection of Beneficiary and Beneficiary's wholly owned subsidiaries and agents and shall provide Beneficiary with evidence of, and shall maintain, the following types of insurance in amounts and form and with companies all satisfactory to
Beneficiary:

     (A) All risk property insurance with a deductible of not greater than $100,000.00, including Demolition and Increased Cost of Construction
          (DICC) coverage equal to a minimum of 5% of the estimated replacement cost, with an Agreed Amount Endorsement for the estimated replacement cost of the improvements. If such all risk property insurance policy contains a terrorism exclusion, then Grantor shall purchase a separate insurance policy acceptable to Beneficiary for terrorism coverage. Notwithstanding the foregoing, however, Grantor shall only be required to carry such insurance coverage for acts of terrorism with a deductible acceptable to Lender if such coverage is customarily required by other institutional lenders on loans secured by property similar to the property;

     (B) Loss of rents insurance equal to twelve months rent or business income insurance for 100% of the annual gross earnings from business derived from the Property;

     (C) Flood insurance, if the Property is located in a flood plain (as that term is used in the National Flood Insurance Program) in an amount not less than 25% of the estimated replacement cost;

     (D) Grantor's own commercial general liability insurance policy with Beneficiary, and Beneficiary's wholly owned subsidiaries and agents, named as additional insureds for their interests in the Property; and

     (E)  Other insurance as required by Beneficiary.

     Grantor agrees to keep the policies therefor, properly endorsed, on deposit with Beneficiary, or at Beneficiary's option, to keep certificates of insurance (Acord 27 for all property insurance and Acord 25-S for all liability insurance) evidencing all insurance coverages required hereunder on deposit with Beneficiary, which certificates shall provide at least thirty (30) days notice of cancellation to Beneficiary and shall list Beneficiary as the certificate holder.

     All insurance loss proceeds from all property insurance policies, whether or not required by Beneficiary (less expenses of collection) shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or to the restoration of the Property, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents. If Beneficiary elects to apply the insurance loss proceeds on the Indebtedness, no prepayment privilege fee shall be due thereon.

     Notwithstanding the foregoing provision, Beneficiary agrees that if the insurance loss proceeds from an insured loss as a Facility are less than the Allocated Loan Amount for the Facility (as shown in Exhibit B attached hereto) and if the casualty occurs prior to the last three years of the term of the Notes, then the insurance loss proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition prior to the casualty, subject to satisfaction of the following conditions:

     (a) There is no existing Event of Default (as hereinafter defined) at the time of casualty, and if there shall occur any Event of Default after the date of the casualty, Beneficiary shall have no further obligation to release insurance loss proceeds hereunder.

     (b) The casualty insurer has not denied liability for payment of insurance loss proceeds as a result of any act, neglect, use or occupancy of the Property by Grantor or any tenant of the Property.

     (c) Beneficiary shall be satisfied that all insurance loss proceeds so held, together with supplemental funds to be made available by Grantor, shall be sufficient to complete the restoration of the Property. Any remaining insurance loss proceeds may, at the option of Beneficiary, be applied on the Indebtedness, whether or not due, or be released to Grantor.

     (d) If required by Beneficiary, Beneficiary shall be furnished a satisfactory report addressed to Beneficiary from an environmental engineer or other qualified professional satisfactory to Beneficiary to the effect that no adverse environmental impact to the Property resulted from the casualty.

     (e) Beneficiary shall release casualty insurance proceeds as restoration of the Property progresses provided that Beneficiary is furnished satisfactory evidence of the costs of restoration and if, at the time of such release, there shall exist no Monetary Default (as hereinafter defined) under the Transaction Documents and no default with respect to which Beneficiary shall have given Grantor or Other Borrowers notice pursuant to the Notice of Default provision herein or in the documents related to other loans comprising the Transaction. If the estimated cost of restoration exceeds $250,000.00, (i) the drawings and specifications for the restoration shall be approved by Beneficiary in writing prior to commencement of the restoration, and
          (ii) Beneficiary shall receive an administration fee equal to 1% of the cost of restoration.

     (f) Prior to each release of funds, Grantor shall obtain for the benefit of Beneficiary an endorsement to Beneficiary's title insurance policy insuring Beneficiary's lien as a first and valid lien on the Property subject only to liens and encumbrances theretofore approved by Beneficiary.

     (g) Grantor shall pay all costs and expenses incurred by Beneficiary, including, but not limited to, outside legal fees, title insurance costs, third-party disbursement fees, third-party engineering reports and inspections deemed necessary by Beneficiary.

     (h) All reciprocal easement and operating agreements benefiting the Property, if any, shall remain in full force and effect between the parties thereto on and after restoration of the Property.

     (i) Beneficiary shall be satisfied that Projected Debt Service Coverage (as hereinafter defined) of at least 1.50 will be produced from the leasing of not more than 189,023 square feet of space to former tenants or approved new tenants with leases satisfactory to Beneficiary for terms of at least five (5) years to commence not later than (30) days following completion of such restoration ("Approved Leases").

     (j) All leases in effect at the time of the casualty with tenants who have entered into Beneficiary's form of Non-Disturbance and Attornment Agreement or similar agreement shall remain in full force and Beneficiary shall be satisfied that restoration can be completed within a time frame such that each tenant thereunder shall be obligated, or each such tenant shall have elected, to continue the lease term at full rental (subject only to abatement, if any, during any period in which the Property or a portion thereof shall not be used and occupied by such tenant as a result of the casualty).

     (k) Without limiting the Earthquake provisions contained herein, if the casualty has resulted in whole or part from an earthquake: (a) Grantor shall have supplied Beneficiary with a "Seismic Risk Estimate" (in accordance with the Earthquake provisions herein) which show that the Property will meet "Minimum Seismic Criteria" (as defined in the Earthquake provisions herein) upon completion of repair and retrofit work which can be completed within one year of the earthquake, (b) prior to commencement of the restoration, Grantor shall have committed in writing to Beneficiary that Grantor will do such repair and retrofit work as shall be necessary to cause the Property to in fact meet Minimum Seismic Criteria following completion of restoration, and
          (c) Beneficiary must at all times during the restoration be reasonably satisfied that the Property will meet Minimum Seismic Criteria following completion of the restoration, Grantor hereby agreeing to supply Beneficiary with such evidence thereof as Beneficiary shall request from time to time.

     "Projected Debt Service Coverage" means a number calculated by dividing Projected Operating Income Available for Debt Service (as hereinafter defined) for the first fiscal year following restoration of the Property by the debt service during the same fiscal year under all indebtedness secured by a first mortgage lien on any portion of the Property. For purposes of the preceding sentence, "debt service" means the greater of (x) debt service due under all such indebtedness during the first fiscal year following completion of the restoration of the Property or (y) debt service that would be due and payable during such fiscal year if all such indebtedness were amortized over 20 years (whether or not amortization is actually required) and if interest on such indebtedness were due as it accrues at the face rate shown on the notes therefor (whether or not interest payments based on such face rates are required).

     "Projected Operating Income Available for Debt Service" means projected gross annual rent from the Approved Leases for the first full fiscal year following completion of the restoration of the Property less:

     (A) The operating expenses of the Property for the last fiscal year preceding the casualty and

     (B)  the following:

          (i) a replacement reserve for future tenant improvements, leasing commissions and structural items based on not less than $1.80 per square foot per annum;

          (ii) the amount, if any, by which actual gross income during such fiscal period exceeds that which would be earned from the rental of 85% of the gross leasable area in the Property;

          (iii)the amount, if any, by which the actual management fee is less than 2% of gross revenue during such fiscal period;

          (iv) the amount, if any, by which the actual real estate taxes are less than $2.10 per square foot per annum; and

          (v) the amount, if any, by which total actual operating expenses, excluding management fees, real estate taxes and replacement reserves, are less than $1.40 per square foot per annum.

     All  projections   referenced   above  shall  be  calculated  in  a  manner
satisfactory to Beneficiary.

CONDEMNATION. Grantor hereby assigns to Beneficiary (i) any award and any other proceeds resulting from damage to, or the taking of, all or any portion of the Property, and (ii) the proceeds from any sale or transfer in lieu thereof (collectively, "Condemnation Proceeds") in connection with condemnation proceedings or the exercise of any power of eminent domain or the threat thereof (hereinafter, a "Taking"); if the Condemnation Proceeds related to a Facility are less than the Allocated Loan Amount for the Facility and such damage or Taking occurs prior to the last three years of the term of the Notes, such Condemnation Proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition, or the functional equivalent of its condition prior to the Taking, subject to the conditions set forth above in the section entitled "Insurance" and subject to the further condition that restoration or replacement of the improvements on the Land to their functional and economic utility prior to the Taking be possible. Any portion of such award and proceeds not applied to restoration shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents.

TAXES AND SPECIAL ASSESSMENTS. Grantor agrees to pay before delinquency all taxes and special assessments of any kind that have been or may be levied or assessed against the Property, this instrument, the Notes or the Indebtedness, or upon the interest of Trustee or Beneficiary in the Property, this instrument, the Notes or the Indebtedness, and to procure and deliver to Beneficiary within 30 days after Beneficiary shall have given a written request to Grantor, the official receipt of the proper officer showing timely payment of all such taxes and assessments; provided, however, that Grantor shall not be required to pay any such taxes or special assessments if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and funds sufficient to satisfy the contested amount have been deposited in an escrow satisfactory to Beneficiary.

PERSONAL PROPERTY. With respect to the Personal Property, Grantor hereby represents, warrants and covenants as follows:

     (a) Except for the security interest granted hereby, Grantor is, and as to portions of the Personal Property to be acquired after the date hereof will be, the sole owner of the Personal Property, free from any lien, security interest, encumbrance or adverse claim thereon of any kind whatsoever. Grantor shall notify Beneficiary of, and shall indemnify and defend Beneficiary and the Personal Property against, all claims and demands of all persons at any time claiming the Personal Property or any part thereof or any interest therein.

     (b) Except as otherwise provided above, Grantor shall not lease, sell, convey or in any manner transfer the Personal Property without the prior consent of Beneficiary.

     (c) Grantor is a limited partnership organized under the laws of the State of Delaware. Until the Indebtedness is paid in full, Grantor (i) shall not change its legal name without providing Beneficiary with thirty
          (30) days prior written notice; (ii) shall not change its state of organization; and (iii) shall preserve its existence and shall not, in one transaction or a series of transactions, merge into or consolidate with any other entity.

     (d) At the request of Beneficiary, Grantor shall join Beneficiary in executing one or more financing statements and continuations and amendments thereof pursuant to the Uniform Commercial Code in form satisfactory to Beneficiary, and Grantor shall pay the cost of filing the same in all public offices wherever filing is deemed by
          Beneficiary to be necessary or desirable. Grantor shall also, at Grantor's expense, take any and all other action requested by Beneficiary to perfect Beneficiary's security interest under the
          Uniform Commercial Code with respect to the Personal Property, including, without limitation, exercising Grantor's best efforts to obtain any consents, agreements or acknowledgments required of third parties to perfect Beneficiary's security interest in Personal Property consisting of deposit accounts, letter-of-credit rights, investment property, and electronic chattel paper.

OTHER LIENS. Grantor agrees to keep the Property or any Personal Property free from all other liens either prior or subsequent to the lien created by this instrument other than liens created by the Transaction Documents. The (i) creation of any other lien on any portion of the Property or on any Personal Property, whether or not prior to the lien created hereby or (ii) assignment or pledge by Grantor of its revocable license to collect, use and enjoy rents and profits from the Property, shall constitute a default under the terms of this instrument; except that upon written notice to Beneficiary, Grantor may, after the Loan Closing Date (as defined in the Commitment), proceed to contest in good faith and by appropriate proceedings any mechanics liens, tax liens or judgment liens with respect to the Property or any Personal Property described herein, provided funds sufficient to satisfy the contested amount have been deposited in an escrow account satisfactory to Beneficiary.

LEASES. Grantor covenants with Beneficiary (a) to observe and perform all the obligations imposed upon the lessor under all leases and not to do or permit to be done anything to impair the same without Beneficiary's prior written consent,
(b) not to collect any of the rent or other amounts due under any lease or other issues or profits from the Property in any manner in advance of the time when the same shall become due (save and except only for collecting one month's rent in advance plus tenant contributions toward operating expenses plus the security deposit, if any, at the time of execution of a lease), (c) not to execute any other assignment of rents, issues, or profits arising or accruing from any of the leases or from the Property, except the Transaction Documents, (d) not to enter into any lease agreement affecting the Property, except those leases entered into in the ordinary course of business and utilizing Grantor's standard form lease previously approved by Beneficiary, with no substantial modifications thereto, without the prior written consent of Beneficiary, (e) to execute and deliver, at the request of Beneficiary, all such further assurances and acknowledgments of the assignment contained herein and the other provisions hereof, with respect to specific leases or otherwise, as Beneficiary shall from time to time require, (f) to obtain from any tenant at the Property, from time to time as requested by Beneficiary, estoppel certificates, in form and substance satisfactory to Beneficiary, confirming the terms of such tenant's lease and the absence of default thereunder, and (g) not to cancel, surrender or terminate any lease, exercise any option which might lead to such termination or consent to any change, modification, or alteration thereof, to the release of any party liable thereunder or to the assignment of the lessee's interest therein, without the prior written consent of Beneficiary, and any of said acts, if done without the prior written consent of Beneficiary, shall be null and void. Notwithstanding clause (g) of the preceding sentence, with respect to all leases (other than leases as to which Beneficiary, Grantor and tenant have executed a separate non-disturbance and attornment agreement), Grantor may take actions described in clause (g) without Beneficiary's prior written consent (but with written notice thereof to Beneficiary), if and only if such action is consistent with the usual and customary operation of the Property.

COSTS, FEES AND EXPENSES. Grantor agrees to pay all costs, fees and expenses of this trust; to appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of Beneficiary or Trustee hereunder; to pay all costs and expenses, including the cost of obtaining evidence of title and reasonable attorney's fees, incurred in connection with any such action or proceeding; and to pay any and all attorney's fees and expenses of collection and enforcement in the event the Notes are placed in the hands of an attorney for collection, enforcement of any of the Loan Documents is undertaken or suit is brought thereon.

FAILURE OF GRANTOR TO ACT. If Grantor fails to make any payment or do any act as herein provided, Beneficiary or Trustee may, without obligation so to do, without notice to or demand upon Grantor and without releasing Grantor from any obligation hereof: (i) make or do the same in such manner and to such extent as Beneficiary may deem necessary to protect the security hereof, Beneficiary or Trustee being authorized to enter upon the Property for such purpose; (ii) appear in and defend any action or proceeding purporting to affect the security hereof, or the rights or powers of Beneficiary or Trustee; (iii) pay, purchase, contest or compromise any encumbrance, charge or lien which in the judgment of Beneficiary appears to be prior or superior hereto; and (iv) in exercising any such powers, pay necessary expenses, employ counsel and pay its reasonable fees. Sums so expended shall be payable by Grantor immediately upon demand with interest from date of expenditure at the Default Rate (as defined in the Notes). All sums so expended by Beneficiary and the interest thereon shall be included in the Indebtedness and secured by the lien of this instrument.

EVENT OF  DEFAULT  AND  CROSS  DEFAULT.  Any  default  by  Grantor  or the Other
Borrowers in making any required payment of the Indebtedness or the Other Indebtedness or any default in any provision, covenant, agreement, warranty or certification contained in any of the Transaction Documents shall, except as provided in the two immediately succeeding paragraphs, constitute an "Event of Default".

NOTICE OF DEFAULT. A default in any payment required in the Notes or Other Note or any other Transaction Document, whether or not payable to Beneficiary, (a "Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Monetary Default by payment of all amounts in default (including payment of interest at the Default Rate, as defined in the Notes or Other Note, from the date of default to the date of cure on amounts owed to Beneficiary) within five
(5) business days after the date on which Beneficiary shall have given such notice to Grantor and Other Borrowers.

     Any other default under the Notes or Other Note or under any other Transaction Document (a "Non-Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Non-Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Non-Monetary Default within thirty
(30) days after the date on which Beneficiary shall have given such notice of default to Grantor and the Other Borrowers (or, if the Non-Monetary Default is not curable within such 30-day period, Grantor and the Other Borrowers shall not have diligently undertaken and continued to pursue the curing of such Non-Monetary Default and deposited an amount sufficient to cure such Non-Monetary Default in an escrow account satisfactory to Beneficiary).

     In no event shall the notice and cure period provisions recited above constitute a grace period for the purposes of commencing interest at the Default Rate (as defined in the Note and Other Notes).

SUBSTITUTION OF TRUSTEE. Beneficiary and its successors and assigns may for any reason and at any time appoint a new or substitute Trustee by written appointment delivered to such new or substitute Trustee without notice to Grantor, without notice to, or the resignation or withdrawal by, the existing Trustee and without recordation of such written appointment unless notice or recordation is required by the laws of the jurisdiction in which the Property is located. Upon delivery of such appointment, the new or substitute Trustee shall be vested with the same title and with the same powers and duties granted to the original Trustee.

APPOINTMENT OF RECEIVER. Upon commencement of any proceeding to enforce any right under this instrument, including foreclosure thereof, Beneficiary (without limitation or restriction by any present or future law, without regard to the solvency or insolvency at that time of any party liable for the payment of the Indebtedness, without regard to the then value of the Property, whether or not there exists a threat of imminent harm, waste or loss to the Property and whether or not the same shall then be occupied by the owner of the equity of redemption as a homestead) shall have the absolute right to the appointment of a receiver of the Property and of the revenues, rents, profits and other income therefrom, and said receiver shall have (in addition to such other powers as the court making such appointment may confer) full power to collect all such income and, after paying all necessary expenses of such receivership and of operation, maintenance and repair of said Property, to apply the balance to the payment of any of the Indebtedness then due.

FORECLOSURE. Upon the occurrence of an Event of Default, the entire unpaid Indebtedness shall, at the option of Beneficiary, become immediately due and payable for all purposes without any notice or demand, except as required by law (ALL OTHER NOTICE OF THE EXERCISE OF SUCH OPTION, OR OF THE INTENT TO EXERCISE SUCH OPTION, BEING HEREBY EXPRESSLY WAIVED), and Beneficiary may, in addition to exercising any rights it may have with respect to the Personal Property under the Uniform Commercial Code of the jurisdiction in which the Property is located, institute proceedings in any court of competent jurisdiction to foreclose this instrument as a mortgage, or to enforce any of the covenants hereof, or Trustee or Beneficiary may, either personally or by agent or attorney in fact, enter upon and take possession of the Property and may manage, rent or lease the Property or any portion thereof upon such terms as Beneficiary may deem expedient, and collect, receive and receipt for all rentals and other income therefrom and apply the sums so received as hereinafter provided in case of sale. Trustee is hereby further authorized and empowered, either after or without such entry, to sell and dispose of the Property en masse or in separate parcels (as Trustee may think best), and all the right, title and interest of Grantor therein, by advertisement or in any manner provided by the laws of the jurisdiction in which the Property is located, (GRANTOR HEREBY EXPRESSLY WAIVES ANY RIGHT TO A HEARING PRIOR TO SUCH SALE), and to issue, execute and deliver a deed of conveyance, all as then may be provided by law; and Trustee shall, out of the proceeds or avails of such sale, after first paying and retaining all fees, charges, costs of advertising the Property and of making said sale, and attorneys' fees as herein provided, pay to Beneficiary or the legal holder of the Indebtedness the amount thereof, including all sums advanced or expended by Beneficiary or the legal holder of the Indebtedness, with interest from date of advance or expenditure at the Default Rate (as defined in the Notes), rendering the excess, if any, as provided by law; such sale or sales and said deed or deeds so made shall be a perpetual bar, both in law and equity, against Grantor, the heirs, successors and assigns of Grantor, and all other persons claiming the Property aforesaid, or any part thereof, by, from, through or under Grantor. The legal holder of the Indebtedness may purchase the Property or any part thereof, and it shall not be obligatory upon any purchaser at any such sale to see to the application of the purchase money.

PROHIBITION ON TRANSFER. A. The present ownership and management of the Property is a material consideration to Beneficiary in making the loan secured by this instrument, and Grantor shall not (i) convey title to all or any part of the Property, (ii) enter into any contract to convey (land contract/installment sales contract/contract for deed) title to all or any part of the Property which gives a purchaser possession of, or income from, the Property prior to a transfer of title to all or any part of the Property ("Contract to Convey") or
(iii) cause or permit a Change in the Proportionate Ownership (as hereinafter defined) of Grantor. Any such conveyance, entering into a Contract to Convey, or Change in the Proportionate Ownership of Grantor shall constitute a default hereunder.

     B. For purposes of this instrument, a "Change in the Proportionate Ownership" means any transfer which results in Carl E. Berg and/or Permitted Transferee's (as defined below) collectively, owning less than 49% of Carl E. Berg's direct and indirect ownership interest in Grantor (existing on the date of initial advance of funds, as represented in the Certification) without Beneficiary's approval.

     C. Notwithstanding the above, a transfer of Carl E. Berg's ownership in Grantor (i) to and among the Berg Family (as hereinafter defined) shall be permitted for estate planning purposes or upon the death or incompetency of Carl
E. Berg, and (ii) to any entity owned and controlled (ownership and voting interest in excess of 50% by the Berg Family) shall be permitted for estate planning purposes or upon the death or incompetency of Carl E. Berg. A person or entity holding a direct or indirect ownership interest by virtue of a transfer described in this subpart C. is a "Permitted Transferee."

     D. For purposes hereof, the "Berg Family" shall mean Carl E. Berg, his spouse, his descendants and their spouses, Clyde J. Berg, any trusts or estates for the benefit of said parties, and any entities owned and controlled (ownership and voting interests in excess of 50%) by said parties.

     E. A conversion of all or part of the ownership interest of Carl E. Berg from limited partnership units ("L.P. Units") of Grantor to common shares of Guarantor shall be permitted provided Carl E. Berg's combined interest in common shares and L.P. Units for Grantor satisfies the threshold established in subpart
B. this provision.

FINANCIAL STATEMENTS.  Grantor agrees to furnish to Beneficiary:

(A) the following financial statements for the Property within 90 days after the close of each fiscal year of Grantor (the "Property Financial Statements Due Date"):

     (i)  an unaudited balance sheet as of the last day of such fiscal year;

     (ii) an unaudited statement of operations for such fiscal year with a detailed line item break-down of all sources of income and expenses, including capital expenses broken down between, leasing commissions, tenant improvements, capital maintenance, common area renovation, and expansion;

     (iii)a current rent roll identifying location, leased area, lease begin and end dates, current contract rent, rent increases and increase dates, percentage rent, expense reimbursements, and any other recovery items;

     (iv) an operating budget for the current fiscal year; and

(B) the following financial statements for Grantor and Guarantor within 90 days after the close of each fiscal year of Grantor and Guarantor, respectively (the "Grantor/Guarantor Financial Statements Due Date")

     (i)  an audited balance sheet as of the last day of such fiscal year; and

     (ii) an audited statement of cash flows for such fiscal year; and

(C) to the extent the following tenants are not publicly traded, Grantor will use its best efforts to obtain the following financial statements for Fujitsu (formerly known as Amdahl), Apple, JDS Uniphase and Nortel Networks within 90 days after the close of each fiscal year of each respective tenant (the "Tenant Financial Statements Due Date"):

     (i) an audited, or unaudited if audited is not available, balance sheet as of the last day of such fiscal year; and

     (ii) an audited, or unaudited if audited is not available, statement of cash flows for such fiscal period.

     The  Property  Financial   Statements  Due  Date,  the   Grantor/Guarantors
Financial Statements Due Date, and the Tenant Financial Statements Due Date are each sometimes hereinafter referred to as a "Financial Statements Due Date".

     If  audited,  the  financial  statements  identified  in  sections  (A)(i),
(A)(ii), (B)(i), (B)(ii), (C)(i) and (C)(ii) above, shall each be prepared in accordance with generally accepted accounting principles by a "Big Four" accounting firm or, alternatively, a certified public accountant satisfactory to Beneficiary. All unaudited financial statements for Grantor, Property, and Guarantor shall contain a certification by the managing general partner of Grantor stating that they have been prepared in accordance with generally accepted accounting principles and that they are true and correct. The expense of preparing all of the financial statements required in (A) and (B) above, shall be borne by Grantor.

     Grantor acknowledges that Beneficiary requires the financial statements to record accurately the value of the Property for financial and regulatory reporting.

     In addition to all other remedies available to Beneficiary hereunder, at law and in equity, if any financial statement or proof of payment of property taxes and assessments is not furnished to Beneficiary as required in this section entitled "Financial Statements" and in the section entitled "Taxes and Special Assessments", within 30 days after Beneficiary shall have given written notice to Grantor that it has not been received as required,

     (x) interest on the unpaid principal balance of the Indebtedness and the Other Notes shall as of the applicable Financial Statements Due Date or the date such proof of payment of property taxes and assessments was due, accrue and become payable at a rate equal to the sum of the Interest Rate (as defined in the Notes) plus one percent (1%) per annum (the "Increased Rate"); and

     (y) Beneficiary may elect to obtain an independent appraisal and audit of the Property at Grantor's expense, and Grantor agrees that it will, upon request, promptly make Grantor's books and records regarding the Property available to Beneficiary and the person(s) performing the appraisal and audit (which obligation Grantor agrees can be specifically enforced by Beneficiary).

     The amount of the payments due under the Notes and Other Note during the time in which the Increased Rate shall be in effect shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Increased Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date (as defined in the Notes and Other Note). Interest shall continue to accrue and be due and payable monthly at the Increased Rate until the financial statements and proof of payment of property taxes and assessments (as requested by Beneficiary) shall be furnished to Beneficiary as required. Commencing on the date on which the financial statements and proof of payment of property taxes and assessments are received by Beneficiary, interest on the unpaid principal balance shall again accrue at the Interest Rate and the payments due during the remainder of the term of the Notes and Other Note shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Interest Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date. Notwithstanding the foregoing, Beneficiary shall have the right to conduct an independent audit at its own expense at any time.

PROPERTY MANAGEMENT. The management company for the Property shall be satisfactory to Beneficiary. Any change in the management company without the prior written consent of Beneficiary shall constitute a default under this instrument. Beneficiary shall be reasonable in giving its approval, and Beneficiary may require that the new management company, by itself or through its manager, have good character and reputation, and demonstrated ability and experience in the operation and leasing of at least one million square feet of property similar to the Property.

EARTHQUAKE.  If the Property is damaged by an earthquake  during the term of the
Indebtedness:

     (A) Beneficiary may require a new "Seismic Risk Estimate" (as hereinafter defined) to be performed at Grantor's expense, and

     (B) Grantor shall perform repair and retrofit work, satisfactory to Beneficiary, which results in (i) the complete repair of the Property and
     (ii) the performance of a subsequent Seismic Risk Estimate verifying that the Property meets "Minimum Seismic

     Criteria" (as hereinafter defined). Such work shall be commenced and completed as soon as possible and in any event within one year of the earthquake.

     Without limiting the Grantor's obligation to cause the Property to satisfy Minimum Seismic Criteria, during any period of time in which the Property does not satisfy Minimum Seismic Criteria, Grantor shall provide Beneficiary with evidence of, and maintain, "Earthquake Insurance" (as hereinafter defined).

     As used herein, "Earthquake Insurance" means a policy satisfactory to Beneficiary with a deductible of no greater than 5% of the "Replacement Cost" (as hereinafter defined) and in an amount calculated as follows: (i) the "Loan Amount" (as hereinafter defined) plus (ii) the "Specified Loss Dollar Amount" (as defined below) plus (iii) 5% of the Replacement Cost minus (iv) 90% of the "Market Value" (as hereinafter defined).

     As used herein, "Loan Amount" shall mean the total principal amount advanced at closing under the Other Note.

     As used herein, "Loan Plus Specified Loss" means the sum of the Loan Amount and the Specified Loss Dollar Amount (as hereinafter defined).

     As used herein, "Market Value" means the estimated fair market value of the Property, determined by Beneficiary in its sole discretion, at the time a Seismic Risk Estimate is performed.

     As used herein, "Minimum Seismic Criteria" means that both the Specified Loss Percentage (as hereinafter defined) for the Property is less than or equal to 30% and the Loan Plus Specified Loss is less than or equal to 90% of the Market Value.

     As used herein, "Model" means a computer based seismic model selected by Beneficiary, currently the Insurance and Investment Risk Assessment System ("IRAS") program by Risk Management Solutions ("RMS").

     As used herein, "Replacement Cost" means the estimated total cost, determined by Beneficiary in its sole discretion, to construct all of the Improvements as if the Property were completely unimproved (not including the cost of site work, utilities and foundation).

     As used herein, "Seismic Risk Estimate" refers to the results of a seismic risk estimate for the Property produced by the Model. Grantor agrees that it will not rely for its own evaluation purposes on the Seismic Risk Estimate produced by or for Beneficiary.

     As used herein, "Specified Loss Dollar Amount" means the "Specified Loss Percentage" (as hereinafter defined) multiplied by the Replacement Cost.

     As used herein, "Specified Loss Percentage" means an estimate produced by the Model of the earthquake damage to the Property, expressed as a percentage of Replacement Cost. Beneficiary's parameters for the Model are based on a 90% probability that the level of damage predicted will not be exceeded in an earthquake with an expected 475 year return period.

DEPOSITS BY GRANTOR. To assure the timely payment of real estate taxes and special assessments (including personal property taxes, if appropriate), upon the occurrence of an Event of Default, Beneficiary shall thence forth have the option to require Grantor to deposit funds with Beneficiary or in an account satisfactory to Beneficiary, in monthly or other periodic installments in amounts estimated by Beneficiary from time to time sufficient to pay real estate taxes and special assessments as they become due. If at any time the funds so held by Beneficiary, or in such other account, shall be insufficient to pay any of said expenses, Grantor shall, upon receipt of notice thereof, immediately deposit such additional funds as may be necessary to remove the deficiency. All funds so deposited shall be irrevocably appropriated to Beneficiary to be applied to the payment of such real estate taxes and special assessments and, at the option of Beneficiary after default, the Indebtedness.

NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Grantor by certified mail or reputable courier service shall be addressed to Grantor at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Grantor shall designate in a notice to Beneficiary given in the manner described herein. Any notice sent to Beneficiary by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Beneficiary shall designate in a notice given in the manner described herein. Any notice given to Beneficiary shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

MODIFICATION OF TERMS. Without affecting the liability of Grantor or any other person (except any person expressly released in writing) for payment of the Indebtedness or for performance of any obligation contained herein and without affecting the rights of Beneficiary with respect to any security not expressly released in writing, Beneficiary may, at any time and from time to time, either before or after the maturity of the Notes, without notice or consent: (i) release any person liable for payment of all or any part of the Indebtedness or for performance of any obligation; (ii) make any agreement extending the time or otherwise altering the terms of payment of all or any part of the Indebtedness, or modifying or waiving any obligation, or subordinating, modifying or otherwise dealing with the lien or charge hereof; (iii) exercise or refrain from exercising or waive any right Beneficiary may have; (iv) accept additional security of any kind; (v) release or otherwise deal with any property, real or personal, securing the Indebtedness, including all or any part of the Property.

EXERCISE OF OPTIONS. Whenever, by the terms of this instrument, of the Notes or any of the other Loan Documents, Beneficiary is given any option, such option may be exercised when the right accrues, or at any time thereafter, and no acceptance by Beneficiary of payment of Indebtedness in default shall constitute a waiver of any default then existing and continuing or thereafter occurring.

NATURE AND SUCCESSION OF AGREEMENTS. Each of the provisions, covenants and agreements contained herein shall inure to the benefit of, and be binding on, the heirs, executors, administrators, successors, grantees, and assigns of the parties hereto, respectively, and the term "Beneficiary" shall include the owner and holder of the Notes.

LEGAL ENFORCEABILITY. No provision of this instrument, the Notes or any other Loan Documents shall require the payment of interest or other obligation in excess of the maximum permitted by law. If any such excess payment is provided for in any Loan Documents or shall be adjudicated to be so provided, the provisions of this paragraph shall govern and Grantor shall not be obligated to pay the amount of such interest or other obligation to the extent that it is in excess of the amount permitted by law.

LIMITATION OF LIABILITY. Notwithstanding any provision contained herein to the contrary, the personal liability of Grantor shall be limited as provided in the Notes.

MISCELLANEOUS. Time is of the essence in each of the Loan Documents. The remedies of Beneficiary as provided herein or in any other Loan Document or at law or in equity shall be cumulative and concurrent, and may be pursued singly, successively, or together at the sole discretion of Beneficiary, and may be exercised as often as occasion therefor shall occur; and neither the failure to exercise any such right or remedy nor any acceptance by Beneficiary of payment of Indebtedness in default shall in any event be construed as a waiver or release of any right or remedy. Neither this instrument nor any other Loan Document may be modified or terminated orally but only by agreement or discharge in writing and signed by Grantor and Beneficiary. If any of the provisions of any Loan Document or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of such Loan Document and each of the other Loan Documents, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of each of the Loan Documents shall be valid and enforceable to the fullest extent permitted by law.

SURETYSHIP WAIVERS. This instrument is intended to constitute the primary obligation of Grantor with respect to the Obligations, and Grantor is not intended to be a guarantor or surety or otherwise only secondarily liable with respect to matters covered hereby. However, if said Obligations, or any of them, should be determined to not be direct obligations but rather suretyship obligations, Grantor agrees as follows:

Without limiting or lessening the primary liability of Grantor hereunder, Beneficiary may, without notice to Grantor,

     (a)  grant extensions of time or any other indulgences on the Indebtedness;

     (b)  take,  give  up,  modify,  vary,  exchange,   renew  or  abstain  from
          perfecting or taking  advantage of any security for the  Indebtedness;
          and

     (c) accept or make compositions or other arrangements with Other Borrowers under the Transaction Documents, realize on any security, and otherwise deal with Other Borrowers, other parties and any security as Beneficiary may deem expedient; and

All additional demands, presentments, notices of protest and dishonor, and notices of every kind and nature, including those of any action or no action on the part of Other Borrowers, Beneficiary or Grantor, are expressly waived by Grantor. Grantor hereby waives the right to require Beneficiary to proceed against the Other Borrowers or any other party or to proceed against or apply any security it may hold, waives the right to require Beneficiary to pursue any other remedy for the benefit of Grantor and agrees that Beneficiary may proceed against Grantor without taking any action against any other party and without proceeding against or applying any security it may hold. Beneficiary may, at its election, foreclose upon any security held by it in one or more judicial or non-judicial sales, whether or not every aspect of such sale is commercially reasonable, without affecting or impairing the liability of Grantor, except to the extent the Indebtedness shall have been paid. Grantor waives any defense arising out of such an election, notwithstanding that such election may operate to impair or extinguish any right or remedy of Grantor against the Other Borrowers or any other security.

Grantor waives all rights and defenses arising out of an election of remedies by Beneficiary, even though that election of remedies, such as a nonjudicial foreclosure of the Lien Instrument, has destroyed Grantor's right of subrogation and reimbursement against the Other Borrowers by the operation of Section 580d of the California Code of Civil Procedure or otherwise. Grantor waives all rights and defenses that Grantor may have because the Other Borrowers' debt is secured by real property. This means, among other things, that (i) Beneficiary may foreclose on the real and personal property pledged by Grantor without first foreclosing on any real or personal collateral pledged by the Other Borrowers, and (ii) if Beneficiary forecloses on any real property collateral pledged by the Other Borrowers: (A) the amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price and (B) Beneficiary may collect from Grantor even if Beneficiary, by foreclosing on the real property collateral, has destroyed any right Grantor may have to collect from Other Borrowers. This is an unconditional and irrevocable waiver of any rights and defenses Grantor may have because the Other Borrowers' debt is secured by real property. These rights and defenses waived by Grantor include, but are not limited to, any rights or defenses based upon Sections 580a, 580b, 580d or 726 of the California Code of Civil Procedure. Without limiting the foregoing, Grantor hereby waives any and all benefits that might otherwise be available to Grantor under California Civil Code Sections 2809, 2810, 2819, 2839, 2845, 2849, 2850, 2899 and 3433.

SUBORDINATION. Notwithstanding anything to the contrary contained in this Deed of Trust (Second Priority), the terms and provisions of this Deed of Trust (Second Priority) and the lien created hereby shall be subject and subordinate to the terms and provisions of the first and prior lien instrument ("First Lien Instrument") of even date herewith executed and delivered by Grantor to Beneficiary to secure the Other Note, the lien created thereby and all modifications  and  supplements  thereto.  The  First  Lien  Instrument  and the indebtedness secured thereby, and any increases therein or renewals or extensions thereof, shall unconditionally be and remain at all times a lien or charge on the Land prior and superior to the lien or charge of this Deed of Trust (Second Priority).

WAIVER OF JURY TRIAL. Grantor hereby waives any right to trial by jury with respect to any action or proceeding (a) brought by Grantor, Beneficiary or any other person relating to (i) the obligations secured hereby and/or any understandings or prior dealings between the parties hereto or (ii) the Loan Documents or the Environmental Indemnity Agreement, or (b) to which Beneficiary is a party.

CAPTIONS. The captions contained herein are for convenience and reference only and in no way define, limit or describe the scope or intent of, or in any way affect this instrument.

GOVERNING LAW. This instrument shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this instrument shall be brought in a state or federal court located in the State of California, and Beneficiary and Grantor hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California

REQUEST FOR NOTICE. Pursuant to California Government Code Section 27321.5(b), Grantor hereby requests that a copy of any notice of default and a copy of any notice of sale given pursuant to this instrument be mailed to Grantor at the address set forth herein.

     IN WITNESS WHEREOF, this instrument has been executed by the Grantor as of the day and year first above written.


                   MISSION WEST PROPERTIES, L.P., a Delaware limited partnership

                   By:      Mission West Properties, Inc., a
                            Maryland corporation, its general
                            partner

                            By: Carl E. Berg

                            Name: Carl E. Berg

                            Title: CEO of G.P.

STATE OF California                         )
                                            )ss.
COUNTY OF         Santa Clara               )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature         GW Shott
         -----------------------------------
         G.W. Shott
         -----------------------------------
         Name (typed or printed)


This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"

                                (Mission West LP)

Parcel One:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997, in Book 698 of Maps, Page(s) 1 and 2.

Reserving therefrom an easement for ingress and over that portion of land designated and delineated as "C.O.E.- 30'" Reciprocal-Ingress, Egress- Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California, on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Parcel Two:

An easement for ingress and egress over those portion of Parcel 2 designated and delineated as "C.O.E.- 30' Reciprocal-Ingress, Egress-Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Parcel Three:

An easement for ingress and egress over those portion of Parcel 3 designated and delineated as "C.O.E-26'Reciprocal-Ingress, Egress-Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Assessors Parcel No:  244-13-015

EXHIBIT 10.37

California
Loan No. C-332757
RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn

                    SPACE ABOVE THIS LINE FOR RECORDER'S USE

              DEED OF TRUST and SECURITY AGREEMENT (FIRST PRIORITY)
                        Mission West Properties, L. P. I

     THIS DEED OF TRUST and SECURITY AGREEMENT is made as of the 3rd day of January, 2003 between MISSION WEST PROPERTIES, L.P. I, a Delaware limited partnership, 10050 Bandley Drive, Cupertino, CA 95014, herein (said Grantor/Trustor, whether one or more in number) called "Grantor", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Trustee", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Beneficiary":

     WITNESSETH, That Grantor, in consideration of the indebtedness herein mentioned, does hereby irrevocably bargain, sell, grant, transfer, assign and convey unto Trustee, in trust, with power of sale and right of entry and possession, the following property (herein referred to as the "Property"):

     A. The land in the City of Santa Clara and City of Cupertino, Santa Clara County, California described in Exhibit "A" attached hereto and incorporated herein (the "Land");

     B. All easements, appurtenances, tenements and hereditaments belonging to or benefiting the Land, including but not limited to all waters, water rights, water courses, all ways, trees, rights, liberties and privileges; and

     C. All improvements to the Land, including, but not limited to, all buildings, structures and improvements now existing or hereafter erected on the Land; all fixtures and equipment of every description belonging to Grantor which are or may be placed or used upon the Land or attached to the buildings, structures or improvements, including, but not limited to, all engines, boilers, elevators and machinery, all heating apparatus, electrical equipment, air-conditioning and ventilating equipment, water and gas fixtures, and all furniture and easily removable equipment; all of which, to the extent permitted by applicable law, shall be deemed an accession to the freehold and a part of the realty as between the parties hereto.

     D. All Grantor's right, title and interest in and to that certain 17.5' Ingress and Egress Easement Agreement No. 1 filed for record on April 13, 1979, in Book 439 of Maps, Pages 17 & 18, Santa Clara County, California.

Grantor agrees not to sell, transfer, assign or remove anything described in B, C and D above now or hereafter located on the Land without prior written consent from Beneficiary unless (i) such action does not constitute a sale or removal of any buildings or structures or the sale or transfer of waters or water rights and (ii) such action results in the substitution or replacement with similar items of equal value.

     Without limiting the foregoing grants, Grantor hereby pledges to Beneficiary, and grants to Beneficiary a security interest in, all of Grantor's present and hereafter acquired right, title and interest in and to the Property and any and all

     E. cash and other funds now or at any time hereafter deposited by or for Grantor on account of tax, special assessment, replacement or other reserves required to be maintained pursuant to the Loan Documents (as hereinafter defined) with Beneficiary or a third party, or otherwise deposited with, or in the possession of, Beneficiary pursuant to the Loan Documents; and

     F. surveys, soils reports, environmental reports, guaranties, warranties, architect's contracts, construction contracts, drawings and specifications, applications, permits, surety bonds and other contracts relating to the acquisition, design, development, construction and operation of the Property; and

     G. accounts, chattel paper, deposit accounts, instruments, equipment, inventory, documents, general intangibles, letter-of-credit rights, investment property and all other personal property of Grantor, in each case, to the extent associated with or arising from the ownership, development, operation, use or disposition of any portion of the property; and

     H. present and future rights to condemnation awards, insurance proceeds or other proceeds at any time payable to or received by Grantor on account of the Property or any of the foregoing personal property.

All personal property hereinabove described is hereinafter referred to as the "Personal Property".

     If any of the Property is of a nature that a security interest therein can be perfected under the Uniform Commercial Code, this instrument shall constitute a security agreement and financing statement if permitted by applicable law and Grantor authorizes Beneficiary to file a financing statement describing such Property and, at Beneficiary's request, agrees to join with Beneficiary in the execution of any financing statements and to execute any other instruments that may be necessary or desirable, in Beneficiary's determination, for the perfection or renewal of such security interest under the Uniform Commercial Code.

     TO HAVE AND TO HOLD THE SAME UNTO TRUSTEE FOR THE PURPOSE OF SECURING, in such order of priority as Beneficiary may determine: (i) payment of the Indebtedness (as hereinafter defined); and (ii) payment (with interest as provided) and performance by Grantor of the Obligations (as hereinafter defined). Notwithstanding the foregoing, or any other term contained herein or in the Loan Documents, none of Grantor's obligations (the "Other Obligations") under or pursuant to (a) the Environmental Indemnity Agreement of even date herewith executed by Grantor, Guarantor and the Other Borrowers in favor of Beneficiary ("Environmental Agreement"), (b) the Other Indebtedness or (c) any Other Note shall be secured by the lien of this Deed of Trust.

FIXTURE FILING. This Deed of Trust constitutes a financing statement, filed as a fixture filing in the real estate records of the County of the State in which the real estate described in Exhibit A is located, with respect to any and all fixtures included within the term "Property" and "fixtures" under this Deed of Trust and to any goods or other personal property that are now or hereafter become a part of the Property as fixtures.


                                   DEFINITIONS

     CERTAIN DEFINED TERMS: As used in this Deed of Trust the following terms shall have the following meanings:

     ABSOLUTE ASSIGNMENT: The Absolute Assignment of Leases and Rents (First Priority) of even date herewith executed by Grantor in favor of Beneficiary.

     COMMITMENT: The letter from Beneficiary dated November 18, 2002 accepting, subject to modifications stated in the letter, the Loan application executed by Grantor and the Other Borrowers, dated October 31, 2002, which acceptance and modification was agreed to by Grantor and the Other Borrowers on November 23, 2002.

     ENVIRONMENTAL AGREEMENT: As defined in the Securing paragraph of this Deed of Trust.

     FACILITY: A real property (including, without limitation, all buildings, fixtures and other improvements located thereon) now or hereafter serving as security for the loans which comprise the Transaction. Attached hereto as Exhibit B is a list of all Facilities as of the date hereof.

     GUARANTOR:  Mission West Properties, Inc., a Maryland corporation, and each
other  person  hereafter   guaranteeing  any  portion  of  the  Indebtedness  or
Obligations.

     GUARANTEE: That certain Guarantee of Recourse Obligations dated as of even date herewith executed by Mission West Properties, Inc., a Maryland corporation, in favor of Beneficiary, and any other guarantee of any portion of the Indebtedness or Obligations hereafter executed by any person.

     INDEBTEDNESS: The principal of and all other amounts, payments and premiums due under the Note (as hereinafter defined) and any extensions or renewals thereof (including extensions or renewals at a different rate of interest, whether or not evidenced by a new or additional promissory note or notes), and all other indebtedness of Grantor to Beneficiary and additional advances under, evidenced by and/or secured by the Loan Documents, plus interest on all such amounts, other than any obligations relating to the Other Indebtedness, Other Notes or Other Obligations.

     LOAN DOCUMENTS: The Note, this Deed of Trust, the Commitment (as it relates to the Indebtedness), the Absolute Assignment, the Guarantee (as it relates to the Indebtedness), that certain Certification of Borrowers and Carl E. Berg ("Certification") of even date herewith (as it relates to the Indebtedness), that certain Limited Partnership Supplement dated January 3, 2003, any other supplements and authorizations required by Beneficiary, the Fraudulent Conveyance Indemnity Agreement from Guarantor (as it relates to the Indebtedness), Certificate Regarding Distribution of Loan Proceeds and Indemnity Agreement among Guarantor, Grantor and the Other Borrowers (as it relates to the Indebtedness), and Contribution and Reimbursement Agreement among Grantor and the Other Borrowers (as it relates to the Indebtedness), and all other documents evidencing, securing or relating to the payment of the Indebtedness or the performance of the Obligations, with the exception of the Other Notes and the Environmental Agreement.

         NOTE: The Promissory Note of even date herewith executed by Grantor in the original principal amount of Twenty Nine Million Eight Hundred Eleven Thousand Three Hundred Sixty-Nine Dollars ($29,811,369.00), payable to Beneficiary or its order, with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Note.

         OBLIGATIONS: Any and all of the covenants, promises and other obligations (including payment of the Indebtedness) made or owing by Grantor to or due to Beneficiary under and/or as set forth in the Loan Documents and all of the material covenants, promises and other obligations made or owing by Grantor to each and every other person relating to the Property, exclusive of the Other Obligations.

     OTHER BORROWERS: Collectively, Mission West Properties, L.P., a Delaware limited partnership, and Mission West Properties, L.P. II, a Delaware limited partnership.

     OTHER INDEBTEDNESS: The loans from Beneficiary to the Other Borrowers evidenced by the Other Notes.

     OTHER NOTES: Those other Promissory Notes, each executed by one of the Other Borrowers and payable to the order of Beneficiary, which Promissory Notes are more particularly described in Schedule 1 of the Note.

     OTHER OBLIGATIONS: As defined in the Granting Paragraph of this Deed of Trust.

     PROPERTY: As defined in the Granting Paragraph of this Deed of Trust.

     TRANSACTION: Loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Grantor and the Other Borrowers on the date hereof, and are evidenced by the Note and Other Notes and secured by lien instruments and collateral documents from Grantor and the Other Borrowers creating liens and rights for the benefit of Beneficiary.

     TRANSACTION DOCUMENTS: All documents evidencing, securing, guaranteeing, or related to the payment of amounts owed Beneficiary in connection with the Transaction, with the exception of the Environmental Agreement.


  TO PROTECT THE SECURITY OF THIS DEED OF TRUST, GRANTOR COVENANTS AND AGREES:

PAYMENT OF DEBT. Grantor agrees to pay the Indebtedness hereby secured promptly and in full compliance with the terms of the Loan Documents.

OWNERSHIP. Grantor represents that it owns the Property and has good and lawful right to convey the same and that the Property is free and clear from any and all encumbrances whatsoever, except as appears in the title evidence accepted by Beneficiary. Grantor does hereby forever warrant and shall forever defend the title and possession thereof against the lawful claims of any and all persons whomsoever.

MAINTENANCE OF PROPERTY AND COMPLIANCE WITH LAWS. Grantor agrees to keep the buildings and other improvements now or hereafter erected on the Land in good condition and repair; not to commit or suffer any waste; to comply with all laws, rules and regulations affecting the Property; and to permit Beneficiary to enter at all reasonable times for the purpose of inspection and of conducting, in a reasonable and proper manner, such tests as Beneficiary determines to be necessary in order to monitor Grantor's compliance with applicable laws and regulations regarding hazardous materials affecting the Property.

TENANTS USING CHLORINATED SOLVENTS. Grantor agrees not to lease any of the Property, without the prior written consent of Beneficiary, to (i) dry cleaning operations that perform dry cleaning on site with chlorinated solvents or (ii) any other tenants that use chlorinated solvents in the operation of their businesses.

Notwithstanding the above, a tenant's use and storage of a product which contains no more than twelve (12) ounces of chlorinated solvents shall not violate this prohibition if, and only if, (i) each tenant's use, storage, and the ultimate disposal, of said solvents is at all times in compliance with applicable law; (ii) said solvents are acquired and kept in prepackaged containers; and (iii) each tenant keeps no more than one (1) prepackaged container of said solvents on the Property.

BUSINESS RESTRICTION REPRESENTATION AND WARRANTY. Grantor represents and warrants that Grantor, all guarantors of all or any portion of the Indebtedness, and all persons and entities executing any separate indemnity agreement in favor of Beneficiary in connection with the Indebtedness: (i) are not, and shall not become, a person or entity with whom Beneficiary is restricted from doing business with under regulations of the Office of Foreign Asset Control ("OFAC") of the Department of the Treasury (including, but not limited to, those named on OFAC's Specially Designated and Blocked Persons list) or under any statute, executive order (including, but not limited to, the September 24, 2001 Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism), or other governmental action; (ii) are not knowingly engaged in, and shall not engage in, any dealings or transaction or be otherwise associated with such persons or entities described in (i) above; and (iii) are not, and shall not become, a person or entity whose activities are regulated by the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 or the regulations or orders thereunder.

INSURANCE. Grantor agrees to keep the Property insured for the protection of Beneficiary and Beneficiary's wholly owned subsidiaries and agents and shall provide Beneficiary with evidence of, and shall maintain, the following types of insurance in amounts and form and with companies all satisfactory to
Beneficiary:

     (A) All risk property insurance with a deductible of not greater than $100,000.00, including Demolition and Increased Cost of Construction
          (DICC) coverage equal to a minimum of 5% of the estimated replacement cost, with an Agreed Amount Endorsement for the estimated replacement cost of the improvements. If such all risk property insurance policy contains a terrorism exclusion, then Grantor shall purchase a separate insurance policy acceptable to Beneficiary for terrorism coverage. Notwithstanding the foregoing, however, Grantor shall only be required to carry such insurance coverage for acts of terrorism with a deductible acceptable to Lender if such coverage is customarily required by other institutional lenders on loans secured by property similar to the Property;

     (B) Loss of rents insurance equal to twelve months rent or business income insurance for 100% of the annual gross earnings from business derived from the Property;

     (C) Flood insurance, if the Property is located in a flood plain (as that term is used in the National Flood Insurance Program) in an amount not less than 25% of the estimated replacement cost;

     (D) Grantor's own commercial general liability insurance policy with Beneficiary, and Beneficiary's wholly owned subsidiaries and agents, named as additional insureds for their interests in the Property; and

     (E)  Other insurance as required by Beneficiary.

     Grantor agrees to keep the policies therefor, properly endorsed, on deposit with Beneficiary, or at Beneficiary's option, to keep certificates of insurance (Acord 27 for all property insurance and Acord 25-S for all liability insurance) evidencing all insurance coverages required hereunder on deposit with Beneficiary, which certificates shall provide at least thirty (30) days notice of cancellation to Beneficiary and shall list Beneficiary as the certificate holder.

     All insurance loss proceeds from all property insurance policies, whether or not required by Beneficiary (less expenses of collection) shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or to the restoration of the Property, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents. If Beneficiary elects to apply the insurance loss proceeds on the Indebtedness, no prepayment privilege fee shall be due thereon.

     Notwithstanding the foregoing provision, Beneficiary agrees that if the insurance loss proceeds from an insured loss as a Facility are less than the Allocated Loan Amount for the Facility (as shown in Exhibit B attached hereto) and if the casualty occurs prior to the last three years of the term of the Note, then the insurance loss proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition prior to the casualty, subject to satisfaction of the following conditions:

     (a) There is no existing Event of Default (as hereinafter defined) at the time of casualty, and if there shall occur any Event of Default after the date of the casualty, Beneficiary shall have no further obligation to release insurance loss proceeds hereunder.

     (b) The casualty insurer has not denied liability for payment of insurance loss proceeds as a result of any act, neglect, use or occupancy of the Property by Grantor or any tenant of the Property.

     (c) Beneficiary shall be satisfied that all insurance loss proceeds so held, together with supplemental funds to be made available by Grantor, shall be sufficient to complete the restoration of the Property. Any remaining insurance loss proceeds may, at the option of Beneficiary, be applied on the Indebtedness, whether or not due, or be released to Grantor.

     (d) If required by Beneficiary, Beneficiary shall be furnished a satisfactory report addressed to Beneficiary from an environmental engineer or other qualified professional satisfactory to Beneficiary to the effect that no adverse environmental impact to the Property resulted from the casualty.

     (e) Beneficiary shall release casualty insurance proceeds as restoration of the Property progresses provided that Beneficiary is furnished satisfactory evidence of the costs of restoration and if, at the time of such release, there shall exist no Monetary Default (as hereinafter defined) under the Transaction Documents and no default with respect to which Beneficiary shall have given Grantor or Other Borrowers notice pursuant to the Notice of Default provision herein or in the documents related to other loans comprising the Transaction. If the estimated cost of restoration exceeds $250,000.00, (i) the drawings and specifications for the restoration shall be approved by Beneficiary in writing prior to commencement of the restoration, and
          (ii) Beneficiary shall receive an administration fee equal to 1% of the cost of restoration.

     (f) Prior to each release of funds, Grantor shall obtain for the benefit of Beneficiary an endorsement to Beneficiary's title insurance policy insuring Beneficiary's lien as a first and valid lien on the Property subject only to liens and encumbrances theretofore approved by Beneficiary.

     (g) Grantor shall pay all costs and expenses incurred by Beneficiary, including, but not limited to, outside legal fees, title insurance costs, third-party disbursement fees, third-party engineering reports and inspections deemed necessary by Beneficiary.

     (h) All reciprocal easement and operating agreements benefiting the Property, if any, shall remain in full force and effect between the parties thereto on and after restoration of the Property.

     (i) Beneficiary shall be satisfied that Projected Debt Service Coverage (as hereinafter defined) of at least 1.50 will be produced from the leasing of not more than 226,950 square feet of space to former tenants or approved new tenants with leases satisfactory to Beneficiary for terms of at least five (5) years to commence not later than (30) days following completion of such restoration ("Approved Leases").

     (j) All leases in effect at the time of the casualty with tenants who have entered into Beneficiary's form of Non-Disturbance and Attornment Agreement or similar agreement shall remain in full force and Beneficiary shall be satisfied that restoration can be completed within a time frame such that each tenant thereunder shall be obligated, or each such tenant shall have elected, to continue the lease term at full rental (subject only to abatement, if any, during any period in which the Property or a portion thereof shall not be used and occupied by such tenant as a result of the casualty).

     (k) Without limiting the Earthquake provisions contained herein, if the casualty has resulted in whole or part from an earthquake: (a) Grantor shall have supplied Beneficiary with a "Seismic Risk Estimate" (in accordance with the Earthquake provisions herein) which show that the Property will meet "Minimum Seismic Criteria" (as defined in the Earthquake provisions herein) upon completion of repair and retrofit work which can be completed within one year of the earthquake, (b) prior to commencement of the restoration, Grantor shall have committed in writing to

          Beneficiary that Grantor will do such repair and retrofit work as shall be necessary to cause the Property to in fact meet Minimum Seismic Criteria following completion of restoration, and (c) Beneficiary must at all times during the restoration be reasonably satisfied that the Property will meet Minimum Seismic Criteria following completion of the restoration, Grantor hereby agreeing to supply Beneficiary with such evidence thereof as Beneficiary shall request from time to time.

     "Projected Debt Service Coverage" means a number calculated by dividing Projected Operating Income Available for Debt Service (as hereinafter defined) for the first fiscal year following restoration of the Property by the debt service during the same fiscal year under all indebtedness secured by a first mortgage lien on any portion of the Property. For purposes of the preceding sentence, "debt service" means the greater of (x) debt service due under all such indebtedness during the first fiscal year following completion of the restoration of the Property or (y) debt service that would be due and payable during such fiscal year if all such indebtedness were amortized over 20 years (whether or not amortization is actually required) and if interest on such indebtedness were due as it accrues at the face rate shown on the notes therefor (whether or not interest payments based on such face rates are required).

     "Projected Operating Income Available for Debt Service" means projected gross annual rent from the Approved Leases for the first full fiscal year following completion of the restoration of the Property less:

(A) The operating expenses of the Property for the last fiscal year preceding the casualty and

(B)  the following:

     (i)  a  replacement  reserve  for  future  tenant   improvements,   leasing
          commissions and structural items based on not less than $1.80 per square foot per annum;

     (ii) the amount, if any, by which actual gross income during such fiscal period exceeds that which would be earned from the rental of 85% of the gross leasable area in the Property;

     (iii)the amount, if any, by which the actual management fee is less than 2% of gross revenue during such fiscal period;

     (iv) the amount, if any, by which the actual real estate taxes are less than $2.10 per square foot per annum; and

     (v) the amount, if any, by which total actual operating expenses, excluding management fees, real estate taxes and replacement reserves, are less than $1.40 per square foot per annum.

     All  projections   referenced   above  shall  be  calculated  in  a  manner
satisfactory to Beneficiary.

CONDEMNATION. Grantor hereby assigns to Beneficiary (i) any award and any other proceeds resulting from damage to, or the taking of, all or any portion of the Property, and (ii) the proceeds from any sale or transfer in lieu thereof (collectively, "Condemnation Proceeds") in connection with condemnation proceedings or the exercise of any power of eminent domain or the threat thereof (hereinafter, a "Taking"); if the Condemnation Proceeds related to a Facility are less than the Allocated Loan Amount for the Facility and such damage or Taking occurs prior to the last three years of the term of the Note, such Condemnation Proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition, or the functional equivalent of its condition prior to the Taking, subject to the conditions set forth above in the section entitled "Insurance" and subject to the further condition that restoration or replacement of the improvements on the Land to their functional and economic utility prior to the Taking be possible. Any portion of such award and proceeds not applied to restoration shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents.

TAXES AND SPECIAL ASSESSMENTS. Grantor agrees to pay before delinquency all taxes and special assessments of any kind that have been or may be levied or assessed against the Property, this instrument, the Note or the Indebtedness, or upon the interest of Trustee or Beneficiary in the Property, this instrument, the Note or the Indebtedness, and to procure and deliver to Beneficiary within 30 days after Beneficiary shall have given a written request to Grantor, the official receipt of the proper officer showing timely payment of all such taxes and assessments; provided, however, that Grantor shall not be required to pay any such taxes or special assessments if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and funds sufficient to satisfy the contested amount have been deposited in an escrow satisfactory to Beneficiary.

PERSONAL PROPERTY. With respect to the Personal Property, Grantor hereby represents, warrants and covenants as follows:

     (a) Except for the security interest granted hereby, Grantor is, and as to portions of the Personal Property to be acquired after the date hereof will be, the sole owner of the Personal Property, free from any lien, security interest, encumbrance or adverse claim thereon of any kind whatsoever. Grantor shall notify Beneficiary of, and shall indemnify and defend Beneficiary and the Personal Property against, all claims and demands of all persons at any time claiming the Personal Property or any part thereof or any interest therein.

     (b) Except as otherwise provided above, Grantor shall not lease, sell, convey or in any manner transfer the Personal Property without the prior consent of Beneficiary.

     (c) Grantor is a limited partnership organized under the laws of the State of Delaware. Until the Indebtedness is paid in full, Grantor (i) shall not change its legal name without providing Beneficiary with thirty (30) days prior written notice; (ii) shall not change its state of organization; and (iii) shall preserve its existence and shall not, in one transaction or a series of transactions, merge into or consolidate with any other entity.

     (d) At the request of Beneficiary, Grantor shall join Beneficiary in executing one or more financing statements and continuations and amendments thereof pursuant to the Uniform Commercial Code in form satisfactory to
Beneficiary, and Grantor shall pay the cost of filing the same in all public offices wherever filing is deemed by Beneficiary to be necessary or desirable. Grantor shall also, at Grantor's expense, take any and all other action requested by Beneficiary to perfect Beneficiary's security interest under the Uniform Commercial Code with respect to the Personal Property, including, without limitation, exercising Grantor's best efforts to obtain any consents, agreements or acknowledgments required of third parties to perfect Beneficiary's security interest in Personal Property consisting of deposit accounts, letter-of-credit rights, investment property, and electronic chattel paper.

OTHER LIENS. Grantor agrees to keep the Property or any Personal Property free from all other liens either prior or subsequent to the lien created by this instrument other than liens created by the Transaction Documents. The (i) creation of any other lien on any portion of the Property or on any Personal Property, whether or not prior to the lien created hereby or (ii) assignment or pledge by Grantor of its revocable license to collect, use and enjoy rents and profits from the Property, shall constitute a default under the terms of this instrument; except that upon written notice to Beneficiary, Grantor may, after the Loan Closing Date (as defined in the Commitment), proceed to contest in good faith and by appropriate proceedings any mechanics liens, tax liens or judgment liens with respect to the Property or any Personal Property described herein, provided funds sufficient to satisfy the contested amount have been deposited in an escrow account satisfactory to Beneficiary.

COSTS, FEES AND EXPENSES. Grantor agrees to pay all costs, fees and expenses of this trust; to appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of Beneficiary or Trustee hereunder; to pay all costs and expenses, including the cost of obtaining evidence of title and reasonable attorney's fees, incurred in connection with any such action or proceeding; and to pay any and all attorney's fees and expenses of collection and enforcement in the event the Note is placed in the hands of an attorney for collection, enforcement of any of the Loan Documents is undertaken or suit is brought thereon.

FAILURE OF GRANTOR TO ACT. If Grantor fails to make any payment or do any act as herein provided, Beneficiary or Trustee may, without obligation so to do, without notice to or demand upon Grantor and without releasing Grantor from any obligation hereof: (i) make or do the same in such manner and to such extent as Beneficiary may deem necessary to protect the security hereof, Beneficiary or Trustee being authorized to enter upon the Property for such purpose; (ii) appear in and defend any action or proceeding purporting to affect the security hereof, or the rights or powers of Beneficiary or Trustee; (iii) pay, purchase, contest or compromise any encumbrance, charge or lien which in the judgment of Beneficiary appears to be prior or superior hereto; and (iv) in exercising any such powers, pay necessary expenses, employ counsel and pay its reasonable fees. Sums so expended shall be payable by Grantor immediately upon demand with interest from date of expenditure at the Default Rate (as defined in the Note). All sums so expended by Beneficiary and the interest thereon shall be included in the Indebtedness and secured by the lien of this instrument.

EVENT OF DEFAULT. Any default by Grantor or the Other Borrowers in making any required payment of the Indebtedness or the Other Indebtedness or any default in any provision, covenant, agreement, warranty or certification contained in any of the Transaction Documents shall, except as provided in the two immediately succeeding paragraphs, constitute an "Event of Default".

NOTICE OF DEFAULT. A default in any payment required in the Note or Other Notes or any other Transaction Document, whether or not payable to Beneficiary, (a "Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Monetary Default by payment of all amounts in default (including payment of interest at the Default Rate, as defined in the Note or Other Notes, from the date of default to the date of cure on amounts owed to Beneficiary) within five
(5) business days after the date on which Beneficiary shall have given such notice to Grantor and Other Borrowers.

     Any other default under the Note or Other Notes or under any other Transaction Document (a "Non-Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Non-Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Non-Monetary Default within thirty
(30) days after the date on which Beneficiary shall have given such notice of default to Grantor and the Other Borrowers (or, if the

Non-Monetary Default is not curable within such 30-day period, Grantor and the Other Borrowers shall not have diligently undertaken and continued to pursue the curing of such Non-Monetary Default and deposited an amount sufficient to cure such Non-Monetary Default in an escrow account satisfactory to Beneficiary).

     In no event shall the notice and cure period provisions recited above constitute a grace period for the purposes of commencing interest at the Default Rate (as defined in the Note and Other Notes).

SUBSTITUTION OF TRUSTEE. Beneficiary and its successors and assigns may for any reason and at any time appoint a new or substitute Trustee by written appointment delivered to such new or substitute Trustee without notice to Grantor, without notice to, or the resignation or withdrawal by, the existing Trustee and without recordation of such written appointment unless notice or recordation is required by the laws of the jurisdiction in which the Property is located. Upon delivery of such appointment, the new or substitute Trustee shall be vested with the same title and with the same powers and duties granted to the original Trustee.

APPOINTMENT OF RECEIVER. Upon commencement of any proceeding to enforce any right under this instrument, including foreclosure thereof, Beneficiary (without limitation or restriction by any present or future law, without regard to the solvency or insolvency at that time of any party liable for the payment of the Indebtedness, without regard to the then value of the Property, whether or not there exists a threat of imminent harm, waste or loss to the Property and whether or not the same shall then be occupied by the owner of the equity of redemption as a homestead) shall have the absolute right to the appointment of a receiver of the Property and of the revenues, rents, profits and other income therefrom, and said receiver shall have (in addition to such other powers as the court making such appointment may confer) full power to collect all such income and, after paying all necessary expenses of such receivership and of operation, maintenance and repair of said Property, to apply the balance to the payment of any of the Indebtedness then due.

FORECLOSURE. Upon the occurrence of an Event of Default, the entire unpaid Indebtedness shall, at the option of Beneficiary, become immediately due and payable for all purposes without any notice or demand, except as required by law (ALL OTHER NOTICE OF THE EXERCISE OF SUCH OPTION, OR OF THE INTENT TO EXERCISE SUCH OPTION, BEING HEREBY EXPRESSLY WAIVED), and Beneficiary may, in addition to exercising any rights it may have with respect to the Personal Property under the Uniform Commercial Code of the jurisdiction in which the Property is located, institute proceedings in any court of competent jurisdiction to foreclose this instrument as a mortgage, or to enforce any of the covenants hereof, or Trustee or Beneficiary may, either personally or by agent or attorney in fact, enter upon and take possession of the Property and may manage, rent or lease the Property or any portion thereof upon such terms as Beneficiary may deem expedient, and collect, receive and receipt for all rentals and other income therefrom and apply the sums so received as hereinafter provided in case of sale. Trustee is hereby further authorized and empowered, either after or without such entry, to sell and dispose of the Property en masse or in separate parcels (as Trustee may think best), and all the right, title and interest of Grantor therein, by advertisement or in any manner provided by the laws of the jurisdiction in which the Property is located, (GRANTOR HEREBY EXPRESSLY WAIVES ANY RIGHT TO A HEARING PRIOR TO SUCH SALE), and to issue, execute and deliver a deed of conveyance, all as then may be provided by law; and Trustee shall, out of the proceeds or avails of such sale, after first paying and retaining all fees, charges, costs of advertising the Property and of making said sale, and attorneys' fees as herein provided, pay to Beneficiary or the legal holder of the Indebtedness the amount thereof, including all sums advanced or expended by Beneficiary or the legal holder of the Indebtedness, with interest from date of advance or expenditure at the Default Rate (as defined in the Note), rendering the excess, if any, as provided by law; such sale or sales and said deed or deeds so made shall be a perpetual bar, both in law and equity, against Grantor, the heirs, successors and assigns of Grantor, and all other persons claiming the Property aforesaid, or any part thereof, by, from, through or under Grantor. The legal holder of the Indebtedness may purchase the Property or any part thereof, and it shall not be obligatory upon any purchaser at any such sale to see to the application of the purchase money.

PROHIBITION ON TRANSFER. A. The present ownership and management of the Property is a material consideration to Beneficiary in making the loan secured by this instrument, and Grantor shall not (i) convey title to all or any part of the Property, (ii) enter into any contract to convey (land contract/installment sales contract/contract for deed) title to all or any part of the Property which gives a purchaser possession of, or income from, the Property prior to a transfer of title to all or any part of the Property ("Contract to Convey") or
(iii) cause or permit a Change in the Proportionate Ownership (as hereinafter defined) of Grantor. Any such conveyance, entering into a Contract to Convey, or Change in the Proportionate Ownership of Grantor shall constitute a default hereunder.

     B. For purposes of this instrument, a "Change in the Proportionate Ownership" means any transfer which results in Carl E. Berg and/or Permitted Transferee's (as defined below) collectively, owning less than 49% of Carl E. Berg's direct and indirect ownership interest in Grantor (existing on the date of initial advance of funds, as represented in the Certification) without Beneficiary's approval.

     C. Notwithstanding the above, a transfer of Carl E. Berg's ownership in Grantor (i) to and among the Berg Family (as hereinafter defined) shall be permitted for estate planning purposes or upon the death or incompetency of Carl
E. Berg, and (ii) to any entity owned and controlled (ownership and voting interest in excess of 50% by the Berg Family) shall be permitted for estate planning purposes or upon the death or incompetency of Carl E. Berg. A person or entity holding a direct or indirect ownership interest by virtue of a transfer described in this subpart C. is a "Permitted Transferee."

     D. For purposes hereof, the "Berg Family" shall mean Carl E. Berg, his spouse, his descendants and their spouses, Clyde J. Berg, any trusts or estates for the benefit of said parties, and any entities owned and controlled (ownership and voting interests in excess of 50%) by said parties.

     E. A conversion of all or part of the ownership interest of Carl E. Berg from limited partnership units ("L.P. Units") of Grantor to common shares of Guarantor shall be permitted provided Carl E. Berg's combined interest in common shares and L.P. Units for Grantor satisfies the threshold established in subpart
B. this provision.

FINANCIAL STATEMENTS.  Grantor agrees to furnish to Beneficiary:

(A) the following financial statements for the Property within 90 days after the close of each fiscal year of Grantor (the "Property Financial Statements Due Date"):

     (i)  an unaudited balance sheet as of the last day of such fiscal year;

     (ii) an unaudited statement of operations for such fiscal year with a detailed line item break-down of all sources of income and expenses, including capital expenses broken down between, leasing commissions, tenant improvements, capital maintenance, common area renovation, and expansion;

     (iii)a current rent roll identifying location, leased area, lease begin and end dates, current contract rent, rent increases and increase dates, percentage rent, expense reimbursements, and any other recovery items;

     (iv) an operating budget for the current fiscal year; and

(B) the following financial statements for Grantor and Guarantor within 90 days after the close of each fiscal year of Grantor and Guarantor, respectively (the "Grantor/Guarantor Financial Statements Due Date")

     (i)  an audited balance sheet as of the last day of such fiscal year; and

     (ii) an audited statement of cash flows for such fiscal year; and

(C) to the extent the following tenants are not publicly traded, Grantor will use its best efforts to obtain the following financial statements for Fujitsu (formerly known as Amdahl), Apple, JDS Uniphase and Nortel Networks within 90 days after the close of each fiscal year of each respective tenant (the "Tenant Financial Statements Due Date"):

     (i) an audited, or unaudited if audited is not available, balance sheet as of the last day of such fiscal year; and

     (ii) an audited, or unaudited if audited is not available, statement of cash flows for such fiscal period.

     The  Property  Financial   Statements  Due  Date,  the   Grantor/Guarantors
Financial Statements Due Date, and the Tenant Financial Statements Due Date are each sometimes hereinafter referred to as a "Financial Statements Due Date".

     If  audited,  the  financial  statements  identified  in  sections  (A)(i),
(A)(ii), (B)(i), (B)(ii), (C)(i) and (C)(ii) above, shall each be prepared in accordance with generally accepted accounting principles by a "Big Four" accounting firm or, alternatively, a certified public accountant satisfactory to Beneficiary. All unaudited financial statements for Grantor, Property, and Guarantor shall contain a certification by the managing general partner of Grantor stating that they have been prepared in accordance with generally accepted accounting principles and that they are true and correct. The expense of preparing all of the financial statements required in (A) and (B) above, shall be borne by Grantor.

     Grantor acknowledges that Beneficiary requires the financial statements to record accurately the value of the Property for financial and regulatory reporting.

     In addition to all other remedies available to Beneficiary hereunder, at law and in equity, if any financial statement or proof of payment of property taxes and assessments is not furnished to Beneficiary as required in this section entitled "Financial Statements" and in the section entitled "Taxes and Special Assessments", within 30 days after Beneficiary shall have given written notice to Grantor that it has not been received as required,

     (x) interest on the unpaid principal balance of the Indebtedness and the Other Notes shall as of the applicable Financial Statements Due Date or the date such proof of payment of property taxes and assessments was due, accrue and become payable at a rate equal to the sum of the Interest Rate (as defined in the Note) plus one percent (1%) per annum (the "Increased Rate"); and

     (y) Beneficiary may elect to obtain an independent appraisal and audit of the Property at Grantor's expense, and Grantor agrees that it will, upon request, promptly make Grantor's books and records regarding the Property available to Beneficiary and the person(s) performing the appraisal and audit (which obligation Grantor agrees can be specifically enforced by Beneficiary).

     The amount of the payments due under the Note and Other Notes during the time in which the Increased Rate shall be in effect shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Increased Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date (as defined in the Note and Other Notes). Interest shall continue to accrue and be due and payable monthly at the Increased Rate until the financial statements and proof of payment of property taxes and assessments (as requested by Beneficiary) shall be furnished to Beneficiary as required. Commencing on the date on which the financial statements and proof of payment of property taxes and assessments are received by Beneficiary, interest on the unpaid principal balance shall again accrue at the Interest Rate and the payments due during the remainder of the term of the Note and Other Notes shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Interest Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date. Notwithstanding the foregoing, Beneficiary shall have the right to conduct an independent audit at its own expense at any time.

PROPERTY MANAGEMENT. The management company for the Property shall be satisfactory to Beneficiary. Any change in the management company without the prior written consent of Beneficiary shall constitute a default under this instrument. Beneficiary shall be reasonable in giving its approval, and Beneficiary may require that the new management company, by itself or through its manager, have good character and reputation, and demonstrated ability and experience in the operation and leasing of at least one million square feet of property similar to the Property.

EARTHQUAKE.  If the Property is damaged by an earthquake  during the term of the
Indebtedness:

     (A) Beneficiary may require a new "Seismic Risk Estimate" (as hereinafter defined) to be performed at Grantor's expense, and

     (B) Grantor shall perform repair and retrofit work, satisfactory to Beneficiary, which results in (i) the complete repair of the Property and
     (ii) the performance of a subsequent Seismic Risk Estimate verifying that the Property meets "Minimum Seismic Criteria" (as hereinafter defined). Such work shall be commenced and completed as soon as possible and in any event within one year of the earthquake.

     Without limiting the Grantor's obligation to cause the Property to satisfy Minimum Seismic Criteria, during any period of time in which the Property does not satisfy Minimum Seismic Criteria, Grantor shall provide Beneficiary with evidence of, and maintain, "Earthquake Insurance" (as hereinafter defined).

     As used herein, "Earthquake Insurance" means a policy satisfactory to Beneficiary with a deductible of no greater than 5% of the "Replacement Cost" (as hereinafter defined) and in an amount calculated as follows: (i) the "Loan Amount" (as hereinafter defined) plus (ii) the "Specified Loss Dollar Amount" (as defined below) plus (iii) 5% of the Replacement Cost minus (iv) 90% of the "Market Value" (as hereinafter defined).

     As used herein, "Loan Amount" shall mean the total principal amount advanced at closing, under the Note.

     As used herein, "Loan Plus Specified Loss" means the sum of the Loan Amount and the Specified Loss Dollar Amount (as hereinafter defined).

     As used herein, "Market Value" means the estimated fair market value of the Property, determined by Beneficiary in its sole discretion, at the time a Seismic Risk Estimate is performed.

     As used herein, "Minimum Seismic Criteria" means that both the Specified Loss Percentage (as hereinafter defined) for the Property is less than or equal to 30% and the Loan Plus Specified Loss is less than or equal to 90% of the Market Value.

     As used herein, "Model" means a computer based seismic model selected by Beneficiary, currently the Insurance and Investment Risk Assessment System ("IRAS") program by Risk Management Solutions ("RMS").

     As used herein, "Replacement Cost" means the estimated total cost, determined by Beneficiary in its sole discretion, to construct all of the Improvements as if the Property were completely unimproved (not including the cost of site work, utilities and foundation).

     As used herein, "Seismic Risk Estimate" refers to the results of a seismic risk estimate for the Property produced by the Model. Grantor agrees that it will not rely for its own evaluation purposes on the Seismic Risk Estimate produced by or for Beneficiary.

     As used herein, "Specified Loss Dollar Amount" means the "Specified Loss Percentage" (as hereinafter defined) multiplied by the Replacement Cost.

     As used herein, "Specified Loss Percentage" means an estimate produced by the Model of the earthquake damage to the Property, expressed as a percentage of Replacement Cost. Beneficiary's parameters for the Model are based on a 90% probability that the level of damage predicted will not be exceeded in an earthquake with an expected 475 year return period.

DEPOSITS BY GRANTOR. To assure the timely payment of real estate taxes and special assessments (including personal property taxes, if appropriate), upon the occurrence of an Event of Default, Beneficiary shall thence forth have the option to require Grantor to deposit funds with Beneficiary or in an account satisfactory to Beneficiary, in monthly or other periodic installments in amounts estimated by Beneficiary from time to time sufficient to pay real estate taxes and special assessments as they become due. If at any time the funds so held by Beneficiary, or in such other account, shall be insufficient to pay any of said expenses, Grantor shall, upon receipt of notice thereof, immediately deposit such additional funds as may be necessary to remove the deficiency. All funds so deposited shall be irrevocably appropriated to Beneficiary to be applied to the payment of such real estate taxes and special assessments and, at the option of Beneficiary after default, the Indebtedness.

NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Grantor by certified mail or reputable courier service shall be addressed to Grantor at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Grantor shall designate in a notice to Beneficiary given in the manner described herein. Any notice sent to Beneficiary by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Beneficiary shall designate in a notice given in the manner described herein. Any notice given to Beneficiary shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

MODIFICATION OF TERMS. Without affecting the liability of Grantor or any other person (except any person expressly released in writing) for payment of the Indebtedness or for performance of any obligation contained herein and without affecting the rights of Beneficiary with respect to any security not expressly released in writing, Beneficiary may, at any time and from time to time, either before or after the maturity of the Note, without notice or consent: (i) release any person liable for payment of all or any part of the Indebtedness or for performance of any obligation; (ii) make any agreement extending the time or otherwise altering the terms of payment of all or any part of the Indebtedness, or modifying or waiving any obligation, or subordinating, modifying or otherwise dealing with the lien or charge hereof; (iii) exercise or refrain from exercising or waive any right Beneficiary may have; (iv) accept additional security of any kind; (v) release or otherwise deal with any property, real or personal, securing the Indebtedness, including all or any part of the Property.

EXERCISE OF OPTIONS. Whenever, by the terms of this instrument, of the Note or any of the other Loan Documents, Beneficiary is given any option, such option may be exercised when the right accrues, or at any time thereafter, and no acceptance by Beneficiary of payment of Indebtedness in default shall constitute a waiver of any default then existing and continuing or thereafter occurring.

NATURE AND SUCCESSION OF AGREEMENTS. Each of the provisions, covenants and agreements contained herein shall inure to the benefit of, and be binding on, the heirs, executors, administrators, successors, grantees, and assigns of the parties hereto, respectively, and the term "Beneficiary" shall include the owner and holder of the Note.

LEGAL ENFORCEABILITY. No provision of this instrument, the Note or any other Loan Documents shall require the payment of interest or other obligation in excess of the maximum permitted by law. If any such excess payment is provided for in any Loan Documents or shall be adjudicated to be so provided, the provisions of this paragraph shall govern and Grantor shall not be obligated to pay the amount of such interest or other obligation to the extent that it is in excess of the amount permitted by law.

LIMITATION OF LIABILITY. Notwithstanding any provision contained herein to the contrary, the personal liability of Grantor shall be limited as provided in the Note.

MISCELLANEOUS. Time is of the essence in each of the Loan Documents. The remedies of Beneficiary as provided herein or in any other Loan Document or at law or in equity shall be cumulative and concurrent, and may be pursued singly, successively, or together at the sole discretion of Beneficiary, and may be exercised as often as occasion therefor shall occur; and neither the failure to exercise any such right or remedy nor any acceptance by Beneficiary of payment of Indebtedness in default shall in any event be construed as a waiver or release of any right or remedy. Neither this instrument nor any other Loan Document may be modified or terminated orally but only by agreement or discharge in writing and signed by Grantor and Beneficiary. If any of the provisions of any Loan Document or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of such Loan Document and each of the other Loan Documents, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of each of the Loan Documents shall be valid and enforceable to the fullest extent permitted by law.

WAIVER OF JURY TRIAL. Grantor hereby waives any right to trial by jury with respect to any action or proceeding (a) brought by Grantor, Beneficiary or any other person relating to (i) the obligations secured hereby and/or any understandings or prior dealings between the parties hereto or (ii) the Loan Documents or the Environmental Indemnity Agreement, or (b) to which Beneficiary is a party.

CAPTIONS. The captions contained herein are for convenience and reference only and in no way define, limit or describe the scope or intent of, or in any way affect this instrument.

GOVERNING LAW. This instrument shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this instrument shall be brought in a state or federal court located in the State of California, and Beneficiary and Grantor hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

REQUEST FOR NOTICE. Pursuant to California Government Code Section 27321.5(b), Grantor hereby requests that a copy of any notice of default and a copy of any notice of sale given pursuant to this instrument be mailed to Grantor at the address set forth herein.

     IN WITNESS WHEREOF, this instrument has been executed by the Grantor as of the day and year first above written.

                 MISSION WEST PROPERTIES, L.P. I, a Delaware limited partnership

                 By:      Mission West Properties, Inc., a
                          Maryland corporation, its general
                          partner

                          By: Carl E. Berg

                          Name: Carl E. Berg

                          Title: CEO of G.P.

STATE OF California                         )
                                            )ss.
COUNTY OF         Santa Clara               )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature  /s/   GW Shott
         -----------------------------------
            G.W.  Shott
         -----------------------------------
         Name (typed or printed)




This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"
                                (Mission West I)


PROPERTY ONE:

Parcel One:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on April 13, 1979, in Book 439 of Maps, page(s) 17 and 18.

Parcel Two:

A 17.5' ingress and egress Easement No. 1 (appurtenant to Parcel 1) situated at the Northwesterly corner of Parcel 2 and being shown on that certain Parcel Map recorded April 13, 1979 in Book 439 of Maps, pages 17 and 18, Santa Clara County Records.

Assessors Parcel No:  224-44-019



PROPERTY TWO:

PARCEL ONE:

Parcel 3 as shown on that certain Parcel Map recorded August 9, 1974, in Book 344, Page 10, Santa Clara County.

Excepting therefrom the underground water rights, but without surface rights of entry, as granted to the City of Cupertino by instrument recorded January 3, 1975 in Book B233 of Official Records at Page 276.

PARCEL TWO:

An easement for ingress and egress and for the installation and maintenance of a public utilities over the Westerly 15 feet of Parcels 1 and 2 and the Easterly 15 feet of Parcel 4, as said Parcels are shown on that certain Parcel Map recorded August 9, 1974 in Book 344 at Page 10 of Maps, Records of Santa Clara County, California.

Assessors Parcel No:  326-10-046

EXHIBIT 10.38

California
Loan No. C-332757
RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn

                    SPACE ABOVE THIS LINE FOR RECORDER'S USE

 DEED OF TRUST and SECURITY AGREEMENT and ASSIGNMENT OF LEASES AND RENTS (SECOND
                                   PRIORITY)
                        Mission West Properties, L. P. I

     THIS DEED OF TRUST and SECURITY AGREEMENT is made as of the 3rd day of January 2003 between MISSION WEST PROPERTIES, L.P. I, a Delaware limited partnership, 10050 Bandley Drive, Cupertino, CA 95014, herein (said Grantor/Trustor, whether one or more in number) called "Grantor", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Trustee", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Beneficiary":

     WITNESSETH, That Grantor, in consideration of the indebtedness herein mentioned, does hereby irrevocably bargain, sell, grant, transfer, assign and convey unto Trustee, in trust, with power of sale and right of entry and possession, the following property (herein referred to as the "Property"):

     A. The land in the City of Santa Clara and City of Cupertino, Santa Clara County, California described in Exhibit "A" attached hereto and incorporated herein (the "Land");

     B. All easements, appurtenances, tenements and hereditaments belonging to or benefiting the Land, including but not limited to all waters, water rights, water courses, all ways, trees, rights, liberties and privileges; and

     C. All improvements to the Land, including, but not limited to, all buildings, structures and improvements now existing or hereafter erected on the Land; all fixtures and equipment of every description belonging to Grantor which are or may be placed or used upon the Land or attached to the buildings, structures or improvements, including, but not limited to, all engines, boilers, elevators and machinery, all heating apparatus, electrical equipment, air-conditioning and ventilating equipment, water and gas fixtures, and all furniture and easily removable equipment; all of which, to the extent permitted by applicable law, shall be deemed an accession to the freehold and a part of the realty as between the parties hereto; the rents, issues and profits arising from the Land and improvements subject, however, to any right, power and authority given to Grantor to collect and apply such rents, issues and profits.

     D. All Grantor's right, title and interest in and to that certain 17.5' Ingress and Egress Easement Agreement No. 1 filed for record on April 13, 1979, in Book 439 of Maps, Pages 17 & 18, Santa Clara County, California.

Grantor agrees not to sell, transfer, assign or remove anything described in B, C and D above now or hereafter located on the Land without prior written consent from Beneficiary unless (i) such action does not constitute a sale or removal of any buildings or structures or the sale or transfer of waters or water rights and (ii) such action results in the substitution or replacement with similar items of equal value.

     Without limiting the foregoing grants, Grantor hereby pledges to Beneficiary, and grants to Beneficiary a security interest in, all of Grantor's present and hereafter acquired right, title and interest in and to the Property and any and all

     E. cash and other funds now or at any time hereafter deposited by or for Grantor on account of tax, special assessment, replacement or other reserves required to be maintained pursuant to the Loan Documents (as hereinafter defined) with Beneficiary or a third party, or otherwise deposited with, or in the possession of, Beneficiary pursuant to the Loan Documents; and

     F. surveys, soils reports, environmental reports, guaranties, warranties, architect's contracts, construction contracts, drawings and specifications, applications, permits, surety bonds and other contracts relating to the acquisition, design, development, construction and operation of the Property; and

     G. accounts, chattel paper, deposit accounts, instruments, equipment, inventory, documents, general intangibles, letter-of-credit rights, investment property and all other personal property of Grantor, in each case, to the extent associated with or arising from the ownership, development, operation, use or disposition of any portion of the property; and

     H. present and future rights to condemnation awards, insurance proceeds or other proceeds at any time payable to or received by Grantor on account of the Property or any of the foregoing personal property.

All personal property hereinabove described is hereinafter referred to as the "Personal Property".

     If any of the Property is of a nature that a security interest therein can be perfected under the Uniform Commercial Code, this instrument shall constitute a security agreement and financing statement if permitted by applicable law and Grantor authorizes Beneficiary to file a financing statement describing such Property and, at Beneficiary's request, agrees to join with Beneficiary in the execution of any financing statements and to execute any other instruments that may be necessary or desirable, in Beneficiary's determination, for the perfection or renewal of such security interest under the Uniform Commercial Code.

     TO HAVE AND TO HOLD THE SAME UNTO TRUSTEE FOR THE PURPOSE OF SECURING, in such order of priority as Beneficiary may determine: (i) payment of the Indebtedness (as hereinafter defined); and (ii) payment (with interest as provided) and performance by Grantor of the Obligations (as hereinafter defined). Notwithstanding the foregoing, or any other term contained herein or in the Loan Documents, none of Grantor's obligations (the "Other Obligations") under or pursuant to (a) the Environmental Indemnity Agreement of even date herewith executed by Grantor, Guarantor and the other Borrowers in favor of Beneficiary ("Environmental Agreement"), (b) the Other Indebtedness or (c) any Other Note shall be secured by the lien of this Deed of Trust.


FIXTURE FILING. This Deed of Trust constitutes a financing statement, filed as a fixture filing in the real estate records of the County of the State in which the real estate described in Exhibit A is located, with respect to any and all fixtures included within the term "Property" and "fixtures" under this Deed of Trust and to any goods or other personal property that are now or hereafter become a part of the Property as fixtures.

                                   DEFINITIONS

     CERTAIN DEFINED TERMS: As used in this Deed of Trust the following terms shall have the following meanings:

     COMMITMENT: The letter from Beneficiary dated November 18, 2002 accepting, subject to modifications stated in the letter, the Loan application executed by Grantor and the Other Borrowers, dated October 31, 2002, which acceptance and modification was agreed to by Grantor and the Other Borrowers on November 28, 2002.

     ENVIRONMENTAL AGREEMENT: As defined in the Securing paragraph of this Deed of Trust.

     FACILITY: A real property (including, without limitation, all buildings, fixtures and other improvements located thereon) now or hereafter serving as security for the loans which comprise the Transaction. Attached hereto as Exhibit B is a list of all Facilities as of the date hereof.

     GUARANTOR:  Mission West Properties, Inc., a Maryland corporation, and each
other  person  hereafter   guaranteeing  any  portion  of  the  Indebtedness  or
Obligations.

     GUARANTEE: That certain Guarantee of Recourse Obligations dated as of even date herewith executed by Mission West Properties, Inc., a Maryland corporation, in favor of Beneficiary, and any other guarantee of any portion of the Indebtedness or

Obligations hereafter executed by any person.

     INDEBTEDNESS: The principal of and all other amounts, payments and premiums due under the Notes (as hereinafter defined) and any extensions or renewals thereof (including extensions or renewals at a different rate of interest, whether or not evidenced by a new or additional promissory note or notes), and all other indebtedness of Grantor to Beneficiary and additional advances under, evidenced by and/or secured by the Loan Documents, plus interest on all such amounts, other than any obligations relating to the Other Indebtedness, Other Note or Other Obligations.

     LOAN DOCUMENTS: The Notes, this Deed of Trust, the Commitment (as it relates to the Indebtedness), the Guarantee (as it relates to the Indebtedness), that certain Certification of Borrowers and Carl E. Berg ("Certification") of even date herewith (as it relates to the Indebtedness), that certain Limited Partnership Supplement dated January 3, 2003, any other supplements and authorizations required by Beneficiary, the Fraudulent Conveyance Indemnity Agreement from Guarantor (as it relates to the Indebtedness), Certificate Regarding Distribution of Loan Proceeds and Indemnity Agreement among Guarantor, Grantor and the Other Borrowers (as it relates to the Indebtedness), and Contribution and Reimbursement Agreement among Grantor and the Other Borrowers (as it relates to the Indebtedness), and all other documents evidencing, securing or relating to the payment of the Indebtedness or the performance of the Obligations, with the exception of the Other Note and the Environmental Agreement.

     NOTES: The Promissory Note of even date herewith executed by Mission West Properties, L.P., a Delaware limited partnership in the original principal amount of Twenty Eight Million Eight Hundred Sixty-Eight Thousand Six Hundred Fifty-Five Dollars ($28,868,655.00), payable to Beneficiary or its order, and the Promissory Note of even date herewith executed by Mission West Properties, L.P. II, a Delaware limited partnership in the original principal amount of Forty One Million Three Hundred Nineteen Thousand Nine Hundred Seventy-Six Dollars ($41,319,976.00), payable to Beneficiary or its order, in each with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Notes.

     OBLIGATIONS: Any and all of the covenants, promises and other obligations (including payment of the Indebtedness) made or owing by Grantor to or due to Beneficiary under and/or as set forth in the Loan Documents and all of the material covenants, promises and other obligations made or owing by Grantor to each and every other person relating to the Property, exclusive of the Other Obligations.

     OTHER BORROWERS: Collectively, Mission West Properties, L.P., a Delaware limited partnership, and Mission West Properties, L.P. II, a Delaware limited partnership.

     OTHER INDEBTEDNESS: The loan from Beneficiary evidenced by the Other Note.

     OTHER NOTE: The Promissory Note of even date herewith executed by Grantor in the original principal amount of Twenty Nine Million Eight Hundred Eleven Thousand Three Hundred Sixty-Nine Dollars ($29,811,369.00), payable to Beneficiary or its order, with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Note.

     OTHER OBLIGATIONS: As defined in the Granting Paragraph of this Deed of Trust.

     PROPERTY: As defined in the Granting Paragraph of this Deed of Trust.

     TRANSACTION: Loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Grantor and the Other Borrowers on the date hereof, and are evidenced by the Notes and Other Note and secured by lien instruments and collateral documents from Grantor and the Other Borrowers creating liens and rights for the benefit of Beneficiary.

     TRANSACTION DOCUMENTS: All documents evidencing, securing, guaranteeing, or related to the payment of amounts owed Beneficiary in connection with the Transaction, with the exception of the Environmental Agreement.


  TO PROTECT THE SECURITY OF THIS DEED OF TRUST, GRANTOR COVENANTS AND AGREES:

PAYMENT OF DEBT. Grantor agrees to pay the Indebtedness hereby secured promptly and in full compliance with the terms of the Loan Documents.

OWNERSHIP. Grantor represents that it owns the Property and has good and lawful right to convey the same and that the Property is free and clear from any and all encumbrances whatsoever, except as appears in the title evidence accepted by Beneficiary. Grantor does hereby forever warrant and shall forever defend the title and possession thereof against the lawful claims of any and all persons whomsoever.

MAINTENANCE OF PROPERTY AND COMPLIANCE WITH LAWS. Grantor agrees to keep the buildings and other improvements now or hereafter erected on the Land in good condition and repair; not to commit or suffer any waste; to comply with all laws, rules and regulations affecting the Property; and to permit Beneficiary to enter at all reasonable times for the purpose of inspection and of conducting, in a reasonable and proper manner, such tests as Beneficiary determines to be necessary in order to monitor Grantor's compliance with applicable laws and regulations regarding hazardous materials affecting the Property.

TENANTS USING CHLORINATED SOLVENTS. Grantor agrees not to lease any of the Property, without the prior written consent of Beneficiary, to (i) dry cleaning operations that perform dry cleaning on site with chlorinated solvents or (ii) any other tenants that use chlorinated solvents in the operation of their businesses.

Notwithstanding the above, a tenant's use and storage of a product which contains no more than twelve (12) ounces of chlorinated solvents shall not violate this prohibition if, and only if, (i) each tenant's use, storage, and the ultimate disposal, of said solvents is at all times in compliance with applicable law; (ii) said solvents are acquired and kept in prepackaged containers; and (iii) each tenant keeps no more than one (1) prepackaged container of said solvents on the Property.

BUSINESS RESTRICTION REPRESENTATION AND WARRANTY. Grantor represents and warrants that Grantor, all guarantors of all or any portion of the Indebtedness, and all persons and entities executing any separate indemnity agreement in favor of Beneficiary in connection with the Indebtedness: (i) are not, and shall not become, a person or entity with whom Beneficiary is restricted from doing business with under regulations of the Office of Foreign Asset Control ("OFAC") of the Department of the Treasury (including, but not limited to, those named on OFAC's Specially Designated and Blocked Persons list) or under any statute, executive order (including, but not limited to, the September 24, 2001 Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism), or other governmental action; (ii) are not knowingly engaged in, and shall not engage in, any dealings or transaction or be otherwise associated with such persons or entities described in (i) above; and (iii) are not, and shall not become, a person or entity whose activities are regulated by the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 or the regulations or orders thereunder.

INSURANCE. Grantor agrees to keep the Property insured for the protection of Beneficiary and Beneficiary's wholly owned subsidiaries and agents and shall provide Beneficiary with evidence of, and shall maintain, the following types of insurance in amounts and form and with companies all satisfactory to
Beneficiary:

     (A) All risk property insurance with a deductible of not greater than $100,000.00, including Demolition and Increased Cost of Construction
          (DICC) coverage equal to a minimum of 5% of the estimated replacement cost, with an Agreed Amount Endorsement for the estimated replacement cost of the improvements. If such all risk property insurance policy contains a terrorism exclusion, then Grantor shall purchase a separate insurance policy acceptable to Beneficiary for terrorism coverage. Notwithstanding the foregoing, however, Grantor shall only be required to carry such insurance coverage for acts of terrorism with a deductible acceptable to Lender if such coverage is customarily required by other institutional lenders on loans secured by property similar to the property;

     (B) Loss of rents insurance equal to twelve months rent or business income insurance for 100% of the annual gross earnings from business derived from the Property;

     (C) Flood insurance, if the Property is located in a flood plain (as that term is used in the National Flood Insurance Program) in an amount not less than 25% of the estimated replacement cost;

     (D) Grantor's own commercial general liability insurance policy with Beneficiary, and Beneficiary's wholly owned subsidiaries and agents, named as additional insureds for their interests in the Property; and

     (E)  Other insurance as required by Beneficiary.

     Grantor agrees to keep the policies therefor, properly endorsed, on deposit with Beneficiary, or at Beneficiary's option, to keep certificates of insurance (Acord 27 for all property insurance and Acord 25-S for all liability insurance) evidencing all insurance coverages required hereunder on deposit with Beneficiary, which certificates shall provide at least thirty (30) days notice of cancellation to Beneficiary and shall list Beneficiary as the certificate holder.

     All insurance loss proceeds from all property insurance policies, whether or not required by Beneficiary (less expenses of collection) shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or to the restoration of the Property, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents. If Beneficiary elects to apply the insurance loss proceeds on the Indebtedness, no prepayment privilege fee shall be due thereon.

     Notwithstanding the foregoing provision, Beneficiary agrees that if the insurance loss proceeds from an insured loss as a Facility are less than the Allocated Loan Amount for the Facility (as shown in Exhibit B attached hereto) and if the casualty occurs prior to the last three years of the term of the Notes, then the insurance loss proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition prior to the casualty, subject to satisfaction of the following conditions:

     (a) There is no existing Event of Default (as hereinafter defined) at the time of casualty, and if there shall occur any Event of Default after the date of the casualty, Beneficiary shall have no further obligation to release insurance loss proceeds hereunder.

     (b) The casualty insurer has not denied liability for payment of insurance loss proceeds as a result of any act, neglect, use or occupancy of the Property by Grantor or any tenant of the Property.

     (c) Beneficiary shall be satisfied that all insurance loss proceeds so held, together with supplemental funds to be made available by Grantor, shall be sufficient to complete the restoration of the Property. Any remaining insurance loss proceeds may, at the option of Beneficiary, be applied on the Indebtedness, whether or not due, or be released to Grantor.

     (d) If required by Beneficiary, Beneficiary shall be furnished a satisfactory report addressed to Beneficiary from an environmental engineer or other qualified professional satisfactory to Beneficiary to the effect that no adverse environmental impact to the Property resulted from the casualty.

     (e) Beneficiary shall release casualty insurance proceeds as restoration of the Property progresses provided that Beneficiary is furnished satisfactory evidence of the costs of restoration and if, at the time of such release, there shall exist no Monetary Default (as hereinafter defined) under the Transaction Documents and no default with respect to which Beneficiary shall have given Grantor or Other Borrowers notice pursuant to the Notice of Default provision herein or in the documents related to other loans comprising the Transaction. If the estimated cost of restoration exceeds $250,000.00, (i) the drawings and specifications for the restoration shall be approved by Beneficiary in writing prior to commencement of the restoration, and
          (ii) Beneficiary shall receive an administration fee equal to 1% of the cost of restoration.

     (f) Prior to each release of funds, Grantor shall obtain for the benefit of Beneficiary an endorsement to Beneficiary's title insurance policy insuring Beneficiary's lien as a first and valid lien on the Property subject only to liens and encumbrances theretofore approved by Beneficiary.

     (g) Grantor shall pay all costs and expenses incurred by Beneficiary, including, but not limited to, outside legal fees, title insurance costs, third-party disbursement fees, third-party engineering reports and inspections deemed necessary by Beneficiary.

     (h) All reciprocal easement and operating agreements benefiting the Property, if any, shall remain in full force and effect between the parties thereto on and after restoration of the Property.

     (i) Beneficiary shall be satisfied that Projected Debt Service Coverage (as hereinafter defined) of at least 1.50 will be produced from the leasing of not more than 226,950 square feet of space to former tenants or approved new tenants with leases satisfactory to Beneficiary for terms of at least five (5) years to commence not later than (30) days following completion of such restoration ("Approved Leases").

     (j) All leases in effect at the time of the casualty with tenants who have entered into Beneficiary's form of Non-Disturbance and Attornment Agreement or similar agreement shall remain in full force and Beneficiary shall be satisfied that restoration can be completed within a time frame such that each tenant thereunder shall be obligated, or each such tenant shall have elected, to continue the lease term at full rental (subject only to abatement, if any, during any period in which the Property or a portion thereof shall not be used and occupied by such tenant as a result of the casualty).

     (k) Without limiting the Earthquake provisions contained herein, if the casualty has resulted in whole or part from an earthquake: (a) Grantor shall have supplied Beneficiary with a "Seismic Risk Estimate" (in accordance with the Earthquake provisions herein) which show that the Property will meet "Minimum Seismic Criteria" (as defined in the Earthquake provisions herein) upon completion of repair and retrofit work which can be completed within one year of the earthquake, (b) prior to commencement of the restoration, Grantor shall have committed in writing to Beneficiary that Grantor will do such repair and retrofit work as shall be necessary to cause the Property to in fact meet Minimum Seismic Criteria following completion of restoration, and
          (c) Beneficiary must at all times during the restoration be reasonably satisfied that the Property will meet Minimum Seismic Criteria following completion of the restoration, Grantor hereby agreeing to supply Beneficiary with such evidence thereof as Beneficiary shall request from time to time.

     "Projected Debt Service Coverage" means a number calculated by dividing Projected Operating Income Available for Debt Service (as hereinafter defined) for the first fiscal year following restoration of the Property by the debt service during the same fiscal year under all indebtedness secured by a first mortgage lien on any portion of the Property. For purposes of the preceding sentence, "debt service" means the greater of (x) debt service due under all such indebtedness during the first fiscal year following completion of the restoration of the Property or (y) debt service that would be due and payable during such fiscal year if all such indebtedness were amortized over 20 years (whether or not amortization is actually required) and if interest on such indebtedness were due as it accrues at the face rate shown on the notes therefor (whether or not interest payments based on such face rates are required).

     "Projected Operating Income Available for Debt Service" means projected gross annual rent from the Approved Leases for the first full fiscal year following completion of the restoration of the Property less:

(A) The operating expenses of the Property for the last fiscal year preceding the casualty and

(B)  the following:

     (i)  a  replacement  reserve  for  future  tenant   improvements,   leasing
          commissions and structural items based on not less than $1.80 per square foot per annum;

     (ii) the amount, if any, by which actual gross income during such fiscal period exceeds that which would be earned from the rental of 85% of the gross leasable area in the Property;

     (iii)the amount, if any, by which the actual management fee is less than 2% of gross revenue during such fiscal period;

     (iv) the amount, if any, by which the actual real estate taxes are less than $2.10 per square foot per annum; and

     (v) the amount, if any, by which total actual operating expenses, excluding management fees, real estate taxes and replacement reserves, are less than $1.40 per square foot per annum.

     All  projections   referenced   above  shall  be  calculated  in  a  manner
satisfactory to Beneficiary.

CONDEMNATION. Grantor hereby assigns to Beneficiary (i) any award and any other proceeds resulting from damage to, or the taking of, all or any portion of the Property, and (ii) the proceeds from any sale or transfer in lieu thereof (collectively, "Condemnation Proceeds") in connection with condemnation proceedings or the exercise of any power of eminent domain or the threat thereof (hereinafter, a "Taking"); if the Condemnation Proceeds related to a Facility are less than the Allocated Loan Amount for the Facility and such damage or Taking occurs prior to the last three years of the term of the Notes, such Condemnation Proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition, or the functional equivalent of its condition prior to the Taking, subject to the conditions set forth above in the section entitled "Insurance" and subject to the further condition that restoration or replacement of the improvements on the Land to their functional and economic utility prior to the Taking be possible. Any portion of such award and proceeds not applied to restoration shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents.

TAXES AND SPECIAL ASSESSMENTS. Grantor agrees to pay before delinquency all taxes and special assessments of any kind that have been or may be levied or assessed against the Property, this instrument, the Notes or the Indebtedness, or upon the interest of Trustee or Beneficiary in the Property, this instrument, the Notes or the Indebtedness, and to procure and deliver to Beneficiary within 30 days after Beneficiary shall have given a written request to Grantor, the official receipt of the proper officer showing timely payment of all such taxes and assessments; provided, however, that Grantor shall not be required to pay any such taxes or special assessments if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and funds sufficient to satisfy the contested amount have been deposited in an escrow satisfactory to Beneficiary.

PERSONAL PROPERTY. With respect to the Personal Property, Grantor hereby represents, warrants and covenants as follows:

     (a) Except for the security interest granted hereby, Grantor is, and as to portions of the Personal Property to be acquired after the date hereof will be, the sole owner of the Personal Property, free from any lien, security interest, encumbrance or adverse claim thereon of any kind whatsoever. Grantor shall notify Beneficiary of, and shall indemnify and defend Beneficiary and the Personal Property against, all claims and demands of all persons at any time claiming the Personal Property or any part thereof or any interest therein.

     (b) Except as otherwise provided above, Grantor shall not lease, sell, convey or in any manner transfer the Personal Property without the prior consent of Beneficiary.

     (c) Grantor is a limited partnership organized under the laws of the State of Delaware. Until the Indebtedness is paid in full, Grantor (i) shall not change its legal name without providing Beneficiary with thirty (30) days prior written notice; (ii) shall not change its state of organization; and (iii) shall preserve its existence and shall not, in one transaction or a series of transactions, merge into or consolidate with any other entity.

     (d) At the request of Beneficiary, Grantor shall join Beneficiary in executing one or more financing statements and continuations and amendments thereof pursuant to the Uniform Commercial Code in form satisfactory to
Beneficiary, and Grantor shall pay the cost of filing the same in all public offices wherever filing is deemed by Beneficiary to be necessary or desirable. Grantor shall also, at Grantor's expense, take any and all other action requested by Beneficiary to perfect Beneficiary's security interest under the Uniform Commercial Code with respect to the Personal Property, including, without limitation, exercising Grantor's best efforts to obtain any consents, agreements or acknowledgments required of third parties to perfect Beneficiary's security interest in Personal Property consisting of deposit accounts, letter-of-credit rights, investment property, and electronic chattel paper.

OTHER LIENS. Grantor agrees to keep the Property or any Personal Property free from all other liens either prior or subsequent to the lien created by this instrument other than liens created by the Transaction Documents. The (i) creation of any other lien on any portion of the Property or on any Personal Property, whether or not prior to the lien created hereby or (ii) assignment or pledge by Grantor of its revocable license to collect, use and enjoy rents and profits from the Property, shall constitute a default under the terms of this instrument; except that upon written notice to Beneficiary, Grantor may, after the Loan Closing Date (as defined in the Commitment), proceed to contest in good faith and by appropriate proceedings any mechanics liens, tax liens or judgment liens with respect to the Property or any Personal Property described herein, provided funds sufficient to satisfy the contested amount have been deposited in an escrow account satisfactory to Beneficiary.

LEASES. Grantor covenants with Beneficiary (a) to observe and perform all the obligations imposed upon the lessor under all leases and not to do or permit to be done anything to impair the same without Beneficiary's prior written consent,
(b) not to collect any of the rent or other amounts due under any lease or other issues or profits from the Property in any manner in advance of the time when the same shall become due (save and except only for collecting one month's rent in advance plus tenant contributions toward operating expenses plus the security deposit, if any, at the time of execution of a lease), (c) not to execute any other assignment of rents, issues, or profits arising or accruing from any of the leases or from the Property, except the Transaction Documents, (d) not to enter into any lease agreement affecting the Property, except those leases entered into in the ordinary course of business and utilizing Grantor's standard form lease previously approved by Beneficiary, with no substantial modifications thereto, without the prior written consent of Beneficiary, (e) to execute and deliver, at the request of Beneficiary, all such further assurances and acknowledgments of the assignment contained herein and the other provisions hereof, with respect to specific leases or otherwise, as Beneficiary shall from time to time require, (f) to obtain from any tenant at the Property, from time to time as requested by Beneficiary, estoppel certificates, in form and substance satisfactory to Beneficiary, confirming the terms of such tenant's lease and the absence of default thereunder, and (g) not to cancel, surrender or terminate any lease, exercise any option which might lead to such termination or consent to any change, modification, or alteration thereof, to the release of any party liable thereunder or to the assignment of the lessee's interest therein, without the prior written consent of Beneficiary, and any of said acts, if done without the prior written consent of Beneficiary, shall be null and void. Notwithstanding clause (g) of the preceding sentence, with respect to all leases (other than leases as to which Beneficiary, Grantor and tenant have executed a separate non-disturbance and attornment agreement), Grantor may take actions described in clause (g) without Beneficiary's prior written consent (but with written notice thereof to Beneficiary), if and only if such action is consistent with the usual and customary operation of the Property.

COSTS, FEES AND EXPENSES. Grantor agrees to pay all costs, fees and expenses of this trust; to appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of Beneficiary or Trustee hereunder; to pay all costs and expenses, including the cost of obtaining evidence of title and reasonable attorney's fees, incurred in connection with any such action or proceeding; and to pay any and all attorney's fees and expenses of collection and enforcement in the event the Notes are placed in the hands of an attorney for collection, enforcement of any of the Loan Documents is undertaken or suit is brought thereon.

FAILURE OF GRANTOR TO ACT. If Grantor fails to make any payment or do any act as herein provided, Beneficiary or Trustee may, without obligation so to do, without notice to or demand upon Grantor and without releasing Grantor from any obligation hereof: (i) make or do the same in such manner and to such extent as Beneficiary may deem necessary to protect the security hereof, Beneficiary or Trustee being authorized to enter upon the Property for such purpose; (ii) appear in and defend any action or proceeding purporting to affect the security hereof, or the rights or powers of Beneficiary or Trustee; (iii) pay, purchase, contest or compromise any encumbrance, charge or lien which in the judgment of Beneficiary appears to be prior or superior hereto; and (iv) in exercising any such powers, pay necessary expenses, employ counsel and pay its reasonable fees. Sums so expended shall be payable by Grantor immediately upon demand with interest from date of expenditure at the Default Rate (as defined in the Notes). All sums so expended by Beneficiary and the interest thereon shall be included in the Indebtedness and secured by the lien of this instrument.

EVENT OF  DEFAULT  AND  CROSS  DEFAULT.  Any  default  by  Grantor  or the Other
Borrowers in making any required payment of the Indebtedness or the Other Indebtedness or any default in any provision, covenant, agreement, warranty or certification contained in any of the Transaction Documents shall, except as provided in the two immediately succeeding paragraphs, constitute an "Event of Default".

NOTICE OF DEFAULT. A default in any payment required in the Notes or Other Note or any other Transaction Document, whether or not payable to Beneficiary, (a "Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Monetary Default by payment of all amounts in default (including payment of interest at the Default Rate, as defined in the Notes or Other Note, from the date of default to the date of cure on amounts owed to Beneficiary) within five
(5) business days after the date on which Beneficiary shall have given such notice to Grantor and Other Borrowers.

     Any other default under the Notes or Other Note or under any other Transaction Document (a "Non-Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Non-Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Non-Monetary Default within thirty
(30) days after the date on which Beneficiary shall have given such notice of default to Grantor and the Other Borrowers (or, if the Non-Monetary Default is not curable within such 30-day period, Grantor and the Other Borrowers shall not have diligently undertaken and continued to pursue the curing of such Non-Monetary Default and deposited an amount sufficient to cure such Non-Monetary Default in an escrow account satisfactory to Beneficiary).

     In no event shall the notice and cure period provisions recited above constitute a grace period for the purposes of commencing interest at the Default Rate (as defined in the Note and Other Notes).

SUBSTITUTION OF TRUSTEE. Beneficiary and its successors and assigns may for any reason and at any time appoint a new or substitute Trustee by written appointment delivered to such new or substitute Trustee without notice to Grantor, without notice to, or the resignation or withdrawal by, the existing Trustee and without recordation of such written appointment unless notice or recordation is required by the laws of the jurisdiction in which the Property is located. Upon delivery of such appointment, the new or substitute Trustee shall be vested with the same title and with the same powers and duties granted to the original Trustee.

APPOINTMENT OF RECEIVER. Upon commencement of any proceeding to enforce any right under this instrument, including foreclosure thereof, Beneficiary (without limitation or restriction by any present or future law, without regard to the solvency or insolvency at that time of any party liable for the payment of the Indebtedness, without regard to the then value of the Property, whether or not there exists a threat of imminent harm, waste or loss to the Property and whether or not the same shall then be occupied by the owner of the equity of redemption as a homestead) shall have the absolute right to the appointment of a receiver of the Property and of the revenues, rents, profits and other income therefrom, and said receiver shall have (in addition to such other powers as the court making such appointment may confer) full power to collect all such income and, after paying all necessary expenses of such receivership and of operation, maintenance and repair of said Property, to apply the balance to the payment of any of the Indebtedness then due.

FORECLOSURE. Upon the occurrence of an Event of Default, the entire unpaid Indebtedness shall, at the option of Beneficiary, become immediately due and payable for all purposes without any notice or demand, except as required by law (ALL OTHER NOTICE OF THE EXERCISE OF SUCH OPTION, OR OF THE INTENT TO EXERCISE SUCH OPTION, BEING HEREBY EXPRESSLY WAIVED), and Beneficiary may, in addition to exercising any rights it may have with respect to the Personal Property under the Uniform Commercial Code of the jurisdiction in which the Property is located, institute proceedings in any court of competent jurisdiction to foreclose this instrument as a mortgage, or to enforce any of the covenants hereof, or Trustee or Beneficiary may, either personally or by agent or attorney in fact, enter upon and take possession of the Property and may manage, rent or lease the Property or any portion thereof upon such terms as Beneficiary may deem expedient, and collect, receive and receipt for all rentals and other income therefrom and apply the sums so received as hereinafter provided in case of sale. Trustee is hereby further authorized and empowered, either after or without such entry, to sell and dispose of the Property en masse or in separate parcels (as Trustee may think best), and all the right, title and interest of Grantor therein, by advertisement or in any manner provided by the laws of the jurisdiction in which the Property is located, (GRANTOR HEREBY EXPRESSLY WAIVES ANY RIGHT TO A HEARING PRIOR TO SUCH SALE), and to issue, execute and deliver a deed of conveyance, all as then may be provided by law; and Trustee shall, out of the proceeds or avails of such sale, after first paying and retaining all fees, charges, costs of advertising the Property and of making said sale, and attorneys' fees as herein provided, pay to Beneficiary or the legal holder of the Indebtedness the amount thereof, including all sums advanced or expended by Beneficiary or the legal holder of the Indebtedness, with interest from date of advance or expenditure at the Default Rate (as defined in the Notes), rendering the excess, if any, as provided by law; such sale or sales and said deed or deeds so made shall be a perpetual bar, both in law and equity, against Grantor, the heirs, successors and assigns of Grantor, and all other persons claiming the Property aforesaid, or any part thereof, by, from, through or under Grantor. The legal holder of the Indebtedness may purchase the Property or any part thereof, and it shall not be obligatory upon any purchaser at any such sale to see to the application of the purchase money.

PROHIBITION ON TRANSFER. A. The present ownership and management of the Property is a material consideration to Beneficiary in making the loan secured by this instrument, and Grantor shall not (i) convey title to all or any part of the Property, (ii) enter into any contract to convey (land contract/installment sales contract/contract for deed) title to all or any part of the Property which gives a purchaser possession of, or income from, the Property prior to a transfer of title to all or any part of the Property ("Contract to Convey") or
(iii) cause or permit a Change in the Proportionate Ownership (as hereinafter defined) of Grantor. Any such conveyance, entering into a Contract to Convey, or Change in the Proportionate Ownership of Grantor shall constitute a default hereunder.

     B. For purposes of this instrument, a "Change in the Proportionate Ownership" means any transfer which results in Carl E. Berg and/or Permitted Transferee's (as defined below) collectively, owning less than 49% of Carl E. Berg's direct and indirect ownership interest in Grantor (existing on the date of initial advance of funds, as represented in the Certification) without Beneficiary's approval.

     C. Notwithstanding the above, a transfer of Carl E. Berg's ownership in Grantor (i) to and among the Berg Family (as hereinafter defined) shall be permitted for estate planning purposes or upon the death or incompetency of Carl
E. Berg, and (ii) to any entity owned and controlled (ownership and voting interest in excess of 50% by the Berg Family) shall be permitted for estate planning purposes or upon the death or incompetency of Carl E. Berg. A person or entity holding a direct or indirect ownership interest by virtue of a transfer described in this subpart C. is a "Permitted Transferee."

     D. For purposes hereof, the "Berg Family" shall mean Carl E. Berg, his spouse, his descendants and their spouses, Clyde J. Berg, any trusts or estates for the benefit of said parties, and any entities owned and controlled (ownership and voting interests in excess of 50%) by said parties.

     E. A conversion of all or part of the ownership interest of Carl E. Berg from limited partnership units ("L.P. Units") of Grantor to common shares of Guarantor shall be permitted provided Carl E. Berg's combined interest in common shares and L.P. Units for Grantor satisfies the threshold established in subpart
B. this provision.

FINANCIAL STATEMENTS. Grantor agrees to furnish to Beneficiary:

(A) the following financial statements for the Property within 90 days after the close of each fiscal year of Grantor (the "Property Financial Statements Due Date"):

     (i)  an unaudited balance sheet as of the last day of such fiscal year;

     (ii) an unaudited statement of operations for such fiscal year with a detailed line item break-down of all sources of income and expenses, including capital expenses broken down between, leasing commissions, tenant improvements, capital maintenance, common area renovation, and expansion;

     (iii)a current rent roll identifying location, leased area, lease begin and end dates, current contract rent, rent increases and increase dates, percentage rent, expense reimbursements, and any other recovery items;

     (iv) an operating budget for the current fiscal year; and

(B) the following financial statements for Grantor and Guarantor within 90 days after the close of each fiscal year of Grantor and Guarantor, respectively (the "Grantor/Guarantor Financial Statements Due Date")

     (i)  an audited balance sheet as of the last day of such fiscal year; and

     (ii) an audited statement of cash flows for such fiscal year; and

(C) to the extent the following tenants are not publicly traded, Grantor will use its best efforts to obtain the following financial statements for Fujitsu (formerly known as Amdahl), Apple, JDS Uniphase and Nortel Networks within 90 days after the close of each fiscal year of each respective tenant (the "Tenant Financial Statements Due Date"):

     (i) an audited, or unaudited if audited is not available, balance sheet as of the last day of such fiscal year; and

     (ii) an audited, or unaudited if audited is not available, statement of cash flows for such fiscal period.

     The  Property  Financial   Statements  Due  Date,  the   Grantor/Guarantors
Financial Statements Due Date, and the Tenant Financial Statements Due Date are each sometimes hereinafter referred to as a "Financial Statements Due Date".

     If  audited,  the  financial  statements  identified  in  sections  (A)(i),
(A)(ii), (B)(i), (B)(ii), (C)(i) and (C)(ii) above, shall each be prepared in accordance with generally accepted accounting principles by a "Big Four" accounting firm or, alternatively, a certified public accountant satisfactory to Beneficiary. All unaudited financial statements for Grantor, Property, and Guarantor shall contain a certification by the managing general partner of Grantor stating that they have been prepared in accordance with generally accepted accounting principles and that they are true and correct. The expense of preparing all of the financial statements required in (A) and (B) above, shall be borne by Grantor.

     Grantor acknowledges that Beneficiary requires the financial statements to record accurately the value of the Property for financial and regulatory reporting.

         In addition to all other remedies available to Beneficiary hereunder, at law and in equity, if any financial statement or proof of payment of property taxes and assessments is not furnished to Beneficiary as required in this section entitled "Financial Statements" and in the section entitled "Taxes and Special Assessments", within 30 days after Beneficiary shall have given written notice to Grantor that it has not been received as required,

     (x) interest on the unpaid principal balance of the Indebtedness and the Other Notes shall as of the applicable Financial Statements Due Date or the date such proof of payment of property taxes and assessments was due, accrue and become payable at a rate equal to the sum of the Interest Rate (as defined in the Notes) plus one percent (1%) per annum (the "Increased Rate"); and

     (y) Beneficiary may elect to obtain an independent appraisal and audit of the Property at Grantor's expense, and Grantor agrees that it will, upon request, promptly make Grantor's books and records regarding the Property available to Beneficiary and the person(s) performing the appraisal and audit (which obligation Grantor agrees can be specifically enforced by Beneficiary).

     The amount of the payments due under the Notes and Other Note during the time in which the Increased Rate shall be in effect shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Increased Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date (as defined in the Notes and Other Note). Interest shall continue to accrue and be due and payable monthly at the Increased Rate until the financial statements and proof of payment of property taxes and assessments (as requested by Beneficiary) shall be furnished to Beneficiary as required. Commencing on the date on which the financial statements and proof of payment of property taxes and assessments are received by Beneficiary, interest on the unpaid principal balance shall again accrue at the Interest Rate and the payments due during the remainder of the term of the Notes and Other Note shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Interest Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date. Notwithstanding the foregoing, Beneficiary shall have the right to conduct an independent audit at its own expense at any time.

PROPERTY MANAGEMENT. The management company for the Property shall be satisfactory to Beneficiary. Any change in the management company without the prior written consent of Beneficiary shall constitute a default under this instrument. Beneficiary shall be reasonable in giving its approval, and Beneficiary may require that the new management company, by itself or through its manager, have good character and reputation, and demonstrated ability and experience in the operation and leasing of at least one million square feet of property similar to the Property.

EARTHQUAKE.  If the Property is damaged by an earthquake  during the term of the
Indebtedness:

     (A) Beneficiary may require a new "Seismic Risk Estimate" (as hereinafter defined) to be performed at Grantor's expense, and

     (B) Grantor shall perform repair and retrofit work, satisfactory to Beneficiary, which results in (i) the complete repair of the Property and
     (ii) the performance of a subsequent Seismic Risk Estimate verifying that the Property meets "Minimum Seismic

     Criteria" (as hereinafter defined). Such work shall be commenced and completed as soon as possible and in any event within one year of the earthquake.

     Without limiting the Grantor's obligation to cause the Property to satisfy Minimum Seismic Criteria, during any period of time in which the Property does not satisfy Minimum Seismic Criteria, Grantor shall provide Beneficiary with evidence of, and maintain, "Earthquake Insurance" (as hereinafter defined).

     As used herein, "Earthquake Insurance" means a policy satisfactory to Beneficiary with a deductible of no greater than 5% of the "Replacement Cost" (as hereinafter defined) and in an amount calculated as follows: (i) the "Loan Amount" (as hereinafter defined) plus (ii) the "Specified Loss Dollar Amount" (as defined below) plus (iii) 5% of the Replacement Cost minus (iv) 90% of the "Market Value" (as hereinafter defined).

     As used herein, "Loan Amount" shall mean the total principal amount advanced at closing under the Other Note.

     As used herein, "Loan Plus Specified Loss" means the sum of the Loan Amount and the Specified Loss Dollar Amount (as hereinafter defined).

     As used herein, "Market Value" means the estimated fair market value of the Property, determined by Beneficiary in its sole discretion, at the time a Seismic Risk Estimate is performed.

     As used herein, "Minimum Seismic Criteria" means that both the Specified Loss Percentage (as hereinafter defined) for the Property is less than or equal to 30% and the Loan Plus Specified Loss is less than or equal to 90% of the Market Value.

     As used herein, "Model" means a computer based seismic model selected by Beneficiary, currently the Insurance and Investment Risk Assessment System ("IRAS") program by Risk Management Solutions ("RMS").

     As used herein, "Replacement Cost" means the estimated total cost, determined by Beneficiary in its sole discretion, to construct all of the Improvements as if the Property were completely unimproved (not including the cost of site work, utilities and foundation).

     As used herein, "Seismic Risk Estimate" refers to the results of a seismic risk estimate for the Property produced by the Model. Grantor agrees that it will not rely for its own evaluation purposes on the Seismic Risk Estimate produced by or for Beneficiary.

     As used herein, "Specified Loss Dollar Amount" means the "Specified Loss Percentage" (as hereinafter defined) multiplied by the Replacement Cost.

     As used herein, "Specified Loss Percentage" means an estimate produced by the Model of the earthquake damage to the Property, expressed as a percentage of Replacement Cost. Beneficiary's parameters for the Model are based on a 90% probability that the level of damage predicted will not be exceeded in an earthquake with an expected 475 year return period.

DEPOSITS BY GRANTOR. To assure the timely payment of real estate taxes and special assessments (including personal property taxes, if appropriate), upon the occurrence of an Event of Default, Beneficiary shall thence forth have the option to require Grantor to deposit funds with Beneficiary or in an account satisfactory to Beneficiary, in monthly or other periodic installments in amounts estimated by Beneficiary from time to time sufficient to pay real estate taxes and special assessments as they become due. If at any time the funds so held by Beneficiary, or in such other account, shall be insufficient to pay any of said expenses, Grantor shall, upon receipt of notice thereof, immediately deposit such additional funds as may be necessary to remove the deficiency. All funds so deposited shall be irrevocably appropriated to Beneficiary to be applied to the payment of such real estate taxes and special assessments and, at the option of Beneficiary after default, the Indebtedness.

NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Grantor by certified mail or reputable courier service shall be addressed to Grantor at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Grantor shall designate in a notice to Beneficiary given in the manner described herein. Any notice sent to Beneficiary by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Beneficiary shall designate in a notice given in the manner described herein. Any notice given to Beneficiary shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

MODIFICATION OF TERMS. Without affecting the liability of Grantor or any other person (except any person expressly released in writing) for payment of the Indebtedness or for performance of any obligation contained herein and without affecting the rights of Beneficiary with respect to any security not expressly released in writing, Beneficiary may, at any time and from time to time, either before or after the maturity of the Notes, without notice or consent: (i) release any person liable for payment of all or any part of the Indebtedness or for performance of any obligation; (ii) make any agreement extending the time or otherwise altering the terms of payment of all or any part of the Indebtedness, or modifying or waiving any obligation, or subordinating, modifying or otherwise dealing with the lien or charge hereof; (iii) exercise or refrain from exercising or waive any right Beneficiary may have; (iv) accept additional security of any kind; (v) release or otherwise deal with any property, real or personal, securing the Indebtedness, including all or any part of the Property.

EXERCISE OF OPTIONS. Whenever, by the terms of this instrument, of the Notes or any of the other Loan Documents, Beneficiary is given any option, such option may be exercised when the right accrues, or at any time thereafter, and no acceptance by Beneficiary of payment of Indebtedness in default shall constitute a waiver of any default then existing and continuing or thereafter occurring.

NATURE AND SUCCESSION OF AGREEMENTS. Each of the provisions, covenants and agreements contained herein shall inure to the benefit of, and be binding on, the heirs, executors, administrators, successors, grantees, and assigns of the parties hereto, respectively, and the term "Beneficiary" shall include the owner and holder of the Notes.

LEGAL ENFORCEABILITY. No provision of this instrument, the Notes or any other Loan Documents shall require the payment of interest or other obligation in excess of the maximum permitted by law. If any such excess payment is provided for in any Loan Documents or shall be adjudicated to be so provided, the provisions of this paragraph shall govern and Grantor shall not be obligated to pay the amount of such interest or other obligation to the extent that it is in excess of the amount permitted by law.

LIMITATION OF LIABILITY. Notwithstanding any provision contained herein to the contrary, the personal liability of Grantor shall be limited as provided in the Notes.

MISCELLANEOUS. Time is of the essence in each of the Loan Documents. The remedies of Beneficiary as provided herein or in any other Loan Document or at law or in equity shall be cumulative and concurrent, and may be pursued singly, successively, or together at the sole discretion of Beneficiary, and may be exercised as often as occasion therefor shall occur; and neither the failure to exercise any such right or remedy nor any acceptance by Beneficiary of payment of Indebtedness in default shall in any event be construed as a waiver or release of any right or remedy. Neither this instrument nor any other Loan Document may be modified or terminated orally but only by agreement or discharge in writing and signed by Grantor and Beneficiary. If any of the provisions of any Loan Document or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of such Loan Document and each of the other Loan Documents, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of each of the Loan Documents shall be valid and enforceable to the fullest extent permitted by law.

SURETYSHIP WAIVERS. This instrument is intended to constitute the primary obligation of Grantor with respect to the Obligations, and Grantor is not intended to be a guarantor or surety or otherwise only secondarily liable with respect to matters covered hereby. However, if said Obligations, or any of them, should be determined to not be direct obligations but rather suretyship obligations, Grantor agrees as follows:

Without limiting or lessening the primary liability of Grantor hereunder, Beneficiary may, without notice to Grantor,

     (a)  grant extensions of time or any other indulgences on the Indebtedness;

     (b)  take,  give  up,  modify,  vary,  exchange,   renew  or  abstain  from
          perfecting or taking  advantage of any security for the  Indebtedness;
          and

     (c) accept or make compositions or other arrangements with Other Borrowers under the Transaction Documents, realize on any security, and otherwise deal with Other Borrowers, other parties and any security as Beneficiary may deem expedient; and

All additional demands, presentments, notices of protest and dishonor, and notices of every kind and nature, including those of any action or no action on the part of Other Borrowers, Beneficiary or Grantor, are expressly waived by Grantor. Grantor hereby waives the right to require Beneficiary to proceed against the Other Borrowers or any other party or to proceed against or apply any security it may hold, waives the right to require Beneficiary to pursue any other remedy for the benefit of Grantor and agrees that Beneficiary may proceed against Grantor without taking any action against any other party and without proceeding against or applying any security it may hold. Beneficiary may, at its election, foreclose upon any security held by it in one or more judicial or non-judicial sales, whether or not every aspect of such sale is commercially reasonable, without affecting or impairing the liability of Grantor, except to the extent the Indebtedness shall have been paid. Grantor waives any defense arising out of such an election, notwithstanding that such election may operate to impair or extinguish any right or remedy of Grantor against the Other Borrowers or any other security.

Grantor waives all rights and defenses arising out of an election of remedies by Beneficiary, even though that election of remedies, such as a nonjudicial foreclosure of the Lien Instrument, has destroyed Grantor's right of subrogation and reimbursement against the Other Borrowers by the operation of Section 580d of the California Code of Civil Procedure or otherwise. Grantor waives all rights and defenses that Grantor may have because the Other Borrowers' debt is secured by real property. This means, among other things, that (i) Beneficiary may foreclose on the real and personal property pledged by Grantor without first foreclosing on any real or personal collateral pledged by the Other Borrowers, and (ii) if Beneficiary forecloses on any real property collateral pledged by the Other Borrowers: (A) the amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price and (B) Beneficiary may collect from Grantor even if Beneficiary, by foreclosing on the real property collateral, has destroyed any right Grantor may have to collect from Other Borrowers. This is an unconditional and irrevocable waiver of any rights and defenses Grantor may have because the Other Borrowers' debt is secured by real property. These rights and defenses waived by Grantor include, but are not limited to, any rights or defenses based upon Sections 580a, 580b, 580d or 726 of the California Code of Civil Procedure. Without limiting the foregoing, Grantor hereby waives any and all benefits that might otherwise be available to Grantor under California Civil Code Sections 2809, 2810, 2819, 2839, 2845, 2849, 2850, 2899 and 3433.

SUBORDINATION. Notwithstanding anything to the contrary contained in this Deed of Trust (Second Priority), the terms and provisions of this Deed of Trust (Second Priority) and the lien created hereby shall be subject and subordinate to the terms and provisions of the first and prior lien instrument ("First Lien Instrument") of even date herewith executed and delivered by Grantor to Beneficiary to secure the Other Note, the lien created thereby and all modifications  and  supplements  thereto.  The  First  Lien  Instrument  and the indebtedness secured thereby, and any increases therein or renewals or extensions thereof, shall unconditionally be and remain at all times a lien or charge on the Land prior and superior to the lien or charge of this Deed of Trust (Second Priority).

WAIVER OF JURY TRIAL. Grantor hereby waives any right to trial by jury with respect to any action or proceeding (a) brought by Grantor, Beneficiary or any other person relating to (i) the obligations secured hereby and/or any understandings or prior dealings between the parties hereto or (ii) the Loan Documents or the Environmental Indemnity Agreement, or (b) to which Beneficiary is a party.

CAPTIONS. The captions contained herein are for convenience and reference only and in no way define, limit or describe the scope or intent of, or in any way affect this instrument.

GOVERNING LAW. This instrument shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this instrument shall be brought in a state or federal court located in the State of California, and Beneficiary and Grantor hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California

REQUEST FOR NOTICE. Pursuant to California Government Code Section 27321.5(b), Grantor hereby requests that a copy of any notice of default and a copy of any notice of sale given pursuant to this instrument be mailed to Grantor at the address set forth herein.

     IN WITNESS WHEREOF, this instrument has been executed by the Grantor as of the day and year first above written.


                 MISSION WEST PROPERTIES, L.P. I, a Delaware limited partnership

                 By:      Mission West Properties, Inc., a
                          Maryland corporation, its general
                          partner

                          By: Carl E. Berg

                          Name: Carl E. Berg

                          Title: CEO of G.P.

STATE OF California                         )
                                            )ss.
COUNTY OF         Santa Clara               )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature /s/        GW Shott
         -----------------------------------
         G.W.     Shott
         -----------------------------------
         Name (typed or printed)




This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"
                                (Mission West I)


PROPERTY ONE:

Parcel One:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on April 13, 1979, in Book 439 of Maps, page(s) 17 and 18.

Parcel Two:

A 17.5' ingress and egress Easement No. 1 (appurtenant to Parcel 1) situated at the Northwesterly corner of Parcel 2 and being shown on that certain Parcel Map recorded April 13, 1979 in Book 439 of Maps, pages 17 and 18, Santa Clara County Records.

Assessors Parcel No:  224-44-019



PROPERTY TWO:

PARCEL ONE:

Parcel 3 as shown on that certain Parcel Map recorded August 9, 1974, in Book 344, Page 10, Santa Clara County.

Excepting therefrom the underground water rights, but without surface rights of entry, as granted to the City of Cupertino by instrument recorded January 3, 1975 in Book B233 of Official Records at Page 276.

PARCEL TWO:

An easement for ingress and egress and for the installation and maintenance of a public utilities over the Westerly 15 feet of Parcels 1 and 2 and the Easterly 15 feet of Parcel 4, as said Parcels are shown on that certain Parcel Map recorded August 9, 1974 in Book 344 at Page 10 of Maps, Records of Santa Clara County, California.

Assessors Parcel No:  326-10-046

EXHIBIT 10.39

California
Loan No. C-332757
RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn

                    SPACE ABOVE THIS LINE FOR RECORDER'S USE

              DEED OF TRUST and SECURITY AGREEMENT (FIRST PRIORITY)
                        Mission West Properties, L. P. II

     THIS DEED OF TRUST and SECURITY AGREEMENT is made as of the 3rd day of January, 2003 between MISSION WEST PROPERTIES, L.P. II, a Delaware limited partnership, 10050 Bandley Drive, Cupertino, CA 95014, herein (said Grantor/Trustor, whether one or more in number) called "Grantor", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Trustee", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Beneficiary":

     WITNESSETH, That Grantor, in consideration of the indebtedness herein mentioned, does hereby irrevocably bargain, sell, grant, transfer, assign and convey unto Trustee, in trust, with power of sale and right of entry and possession, the following property (herein referred to as the "Property"):

     A. The land in the City of San Jose and City of Milpitas, Santa Clara County, California described in Exhibit "A" attached hereto and incorporated herein (the "Land");

     B. All easements, appurtenances, tenements and hereditaments belonging to or benefiting the Land, including but not limited to all waters, water rights, water courses, all ways, trees, rights, liberties and privileges; and

     C. All improvements to the Land, including, but not limited to, all buildings, structures and improvements now existing or hereafter erected on the Land; all fixtures and equipment of every description belonging to Grantor which are or may be placed or used upon the Land or attached to the buildings, structures or improvements, including, but not limited to, all engines, boilers, elevators and machinery, all heating apparatus, electrical equipment, air-conditioning and ventilating equipment, water and gas fixtures, and all furniture and easily removable equipment; all of which, to the extent permitted by applicable law, shall be deemed an accession to the freehold and a part of the realty as between the parties hereto.

Grantor agrees not to sell, transfer, assign or remove anything described in B, C and D above now or hereafter located on the Land without prior written consent from Beneficiary unless (i) such action does not constitute a sale or removal of any buildings or structures or the sale or transfer of waters or water rights and (ii) such action results in the substitution or replacement with similar items of equal value.

     Without limiting the foregoing grants, Grantor hereby pledges to Beneficiary, and grants to Beneficiary a security interest in, all of Grantor's present and hereafter acquired right, title and interest in and to the Property and any and all

     D. cash and other funds now or at any time hereafter deposited by or for Grantor on account of tax, special assessment, replacement or other reserves required to be maintained pursuant to the Loan Documents (as hereinafter defined) with Beneficiary or a third party, or otherwise deposited with, or in the possession of, Beneficiary pursuant to the Loan Documents; and

     E. surveys, soils reports, environmental reports, guaranties, warranties, architect's contracts, construction contracts, drawings and specifications, applications, permits, surety bonds and other contracts relating to the acquisition, design, development, construction and operation of the Property; and

     F. accounts, chattel paper, deposit accounts, instruments, equipment, inventory, documents, general intangibles, letter-of-credit rights, investment property and all other personal property of Grantor, in each case, to the extent associated with or arising from the ownership, development, operation, use or disposition of any portion of the property; and

     G. present and future rights to condemnation awards, insurance proceeds or other proceeds at any time payable to or received by Grantor on account of the Property or any of the foregoing personal property.

All personal property hereinabove described is hereinafter referred to as the "Personal Property".

     If any of the Property is of a nature that a security interest therein can be perfected under the Uniform Commercial Code, this instrument shall constitute a security agreement and financing statement if permitted by applicable law and Grantor authorizes Beneficiary to file a financing statement describing such Property and, at Beneficiary's request, agrees to join with Beneficiary in the execution of any financing statements and to execute any other instruments that may be necessary or desirable, in Beneficiary's determination, for the perfection or renewal of such security interest under the Uniform Commercial Code.

TO HAVE AND TO HOLD THE SAME UNTO TRUSTEE FOR THE PURPOSE OF SECURING, in such order of priority as Beneficiary may determine: (i) payment of the Indebtedness (as hereinafter defined); and (ii) payment (with interest as provided) and performance by Grantor of the Obligations (as hereinafter defined). Notwithstanding the foregoing, or any other term contained herein or in the Loan Documents, none of Grantor's obligations (the "Other Obligations") under or pursuant to (a) the Environmental Indemnity Agreement of even date herewith executed by Grantor, Guarantor and the Other Borrowers in favor of Beneficiary ("Environmental Agreement"), (b) the Other Indebtedness or (c) any Other Note shall be secured by the lien of this Deed of Trust.

FIXTURE FILING. This Deed of Trust constitutes a financing statement, filed as a fixture filing in the real estate records of the County of the State in which the real estate described in Exhibit A is located, with respect to any and all fixtures included within the term "Property" and "fixtures" under this Deed of Trust and to any goods or other personal property that are now or hereafter become a part of the Property as fixtures.


                                   DEFINITIONS

     CERTAIN DEFINED TERMS: As used in this Deed of Trust the following terms shall have the following meanings:

     ABSOLUTE ASSIGNMENT: The Absolute Assignment of Leases and Rents (First Priority) of even date herewith executed by Grantorin favor of Beneficiary.

     COMMITMENT: The letter from Beneficiary dated November 18, 2002 accepting, subject to modifications stated in the letter, the Loan application executed by Grantor and the Other Borrowers, dated October 31, 2002, which acceptance and modification was agreed to by Grantor and the Other Borrowers on November 23, 2002.

     ENVIRONMENTAL AGREEMENT: As defined in the Securing paragraph of this Deed of Trust.

     FACILITY: A real property (including, without limitation, all buildings, fixtures and other improvements located thereon) now or hereafter serving as security for the loans which comprise the Transaction. Attached hereto as Exhibit B is a list of all Facilities as of the date hereof.

     GUARANTOR:  Mission West Properties, Inc., a Maryland corporation, and each
other  person   hereafter   guaranteeing   any  portionof  the  Indebtedness  or
Obligations.

     GUARANTEE: That certain Guarantee of Recourse Obligations dated as of even date herewith executed by Mission West Properties, Inc., a Maryland corporation, in favor of Beneficiary, and any other guarantee of any portion of the Indebtedness or Obligations hereafter executed by any person.

     INDEBTEDNESS: The principal of and all other amounts, payments and premiums due under the Note (as hereinafter defined) and any extensions or renewals thereof (including extensions or renewals at a different rate of interest, whether or not evidenced by a new or additional promissory note or notes), and all other indebtedness of Grantor to Beneficiary and additional advances under, evidenced by and/or secured by the Loan Documents, plus interest on all such amounts, other than any obligations relating to the Other Indebtedness, Other Notes or Other Obligations.

     LOAN DOCUMENTS: The Note, this Deed of Trust, the Commitment (as it relates to the Indebtedness), the Absolute Assignment, the Guarantee (as it relates to the Indebtedness), that certain Certification of Borrowers and Carl E. Berg ("Certification") of even date herewith (as it relates to the Indebtedness), that certain Limited Partnership Supplement dated January 6, 2003, any other supplements and authorizations required by Beneficiary, the Fraudulent Conveyance Indemnity Agreement from Guarantor (as it relates to the Indebtedness), Certificate Regarding Distribution of Loan Proceeds and Indemnity Agreement among Guarantor, Grantor and the Other Borrowers (as it relates to the Indebtedness), and Contribution and Reimbursement Agreement among Grantor and the Other Borrowers (as it relates to the Indebtedness), and all other documents evidencing, securing or relating to the payment of the Indebtedness or the performance of the Obligations, with the exception of the Other Notes and the Environmental Agreement.

     NOTE: The Promissory Note of even date herewith executed by Grantor in the original principal amount of Forty-One Million Three Hundred Nineteen Thousand Nine Hundred Seventy-Six Dollars ($41,319,976.00), payable to Beneficiary or its order, with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Note.

     OBLIGATIONS: Any and all of the covenants, promises and other obligations (including payment of the Indebtedness) made or owing by Grantor to or due to Beneficiary under and/or as set forth in the Loan Documents and all of the material covenants, promises and other obligations made or owing by Grantor to each and every other person relating to the Property, exclusive of the Other Obligations.

     OTHER BORROWERS: Collectively, Mission West Properties, L.P. I, a Delaware limited partnership, and Mission West Properties, L.P., a Delaware limited partnership.

     OTHER INDEBTEDNESS: The loans from Beneficiary to the Other Borrowers evidenced by the Other Notes.

     OTHER NOTES: Those other Promissory Notes, each executed by one of the Other Borrowers and payable to the order of Beneficiary, which Promissory Notes are more particularly described in Schedule 1 of the Note.

     OTHER OBLIGATIONS: As defined in the Granting Paragraph of this Deed of Trust.

     PROPERTY: As defined in the Granting Paragraph of this Deed of Trust.

     TRANSACTION: Loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Grantor and the Other Borrowers on the date hereof, and are evidenced by the Note and Other Notes and secured by lien instruments and collateral documents from Grantor and the Other Borrowers creating liens and rights for the benefit of Beneficiary.

     TRANSACTION DOCUMENTS: All documents evidencing, securing, guaranteeing, or related to the payment of amounts owed Beneficiary in connection with the Transaction, with the exception of the Environmental Agreement.


  TO PROTECT THE SECURITY OF THIS DEED OF TRUST, GRANTOR COVENANTS AND AGREES:

PAYMENT OF DEBT. Grantor agrees to pay the Indebtedness hereby secured promptly and in full compliance with the terms of the Loan Documents.

OWNERSHIP. Grantor represents that it owns the Property and has good and lawful right to convey the same and that the Property is free and clear from any and all encumbrances whatsoever, except as appears in the title evidence accepted by Beneficiary. Grantor does hereby forever warrant and shall forever defend the title and possession thereof against the lawful claims of any and all persons whomsoever.

MAINTENANCE OF PROPERTY AND COMPLIANCE WITH LAWS. Grantor agrees to keep the buildings and other improvements now or hereafter erected on the Land in good condition and repair; not to commit or suffer any waste; to comply with all laws, rules and regulations affecting the Property; and to permit Beneficiary to enter at all reasonable times for the purpose of inspection and of conducting, in a reasonable and proper manner, such tests as Beneficiary determines to be necessary in order to monitor Grantor's compliance with applicable laws and regulations regarding hazardous materials affecting the Property.

TENANTS USING CHLORINATED SOLVENTS. Grantor agrees not to lease any of the Property, without the prior written consent of Beneficiary, to (i) dry cleaning operations that perform dry cleaning on site with chlorinated solvents or (ii) any other tenants that use chlorinated solvents in the operation of their businesses.

Notwithstanding the above, a tenant's use and storage of a product which contains no more than twelve (12) ounces of chlorinated solvents shall not violate this prohibition if, and only if, (i) each tenant's use, storage, and the ultimate disposal, of said solvents is at all times in compliance with applicable law; (ii) said solvents are acquired and kept in prepackaged containers; and (iii) each tenant keeps no more than one (1) prepackaged container of said solvents on the Property.

BUSINESS RESTRICTION REPRESENTATION AND WARRANTY. Grantor represents and warrants that Grantor, all guarantors of all or any portion of the Indebtedness, and all persons and entities executing any separate indemnity agreement in favor of Beneficiary in connection with the Indebtedness: (i) are not, and shall not become, a person or entity with whom Beneficiary is restricted from doing business with under regulations of the Office of Foreign Asset Control ("OFAC") of the Department of the Treasury (including, but not limited to, those named on OFAC's Specially Designated and Blocked Persons list) or under any statute, executive order (including, but not limited to, the September 24, 2001 Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism), or other governmental action; (ii) are not knowingly engaged in, and shall not engage in, any dealings or transaction or be otherwise associated with such persons or entities described in (i) above; and (iii) are not, and shall not become, a person or entity whose activities are regulated by the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 or the regulations or orders thereunder.

INSURANCE. Grantor agrees to keep the Property insured for the protection of Beneficiary and Beneficiary's wholly owned subsidiaries and agents and shall provide Beneficiary with evidence of, and shall maintain, the following types of insurance in amounts and form and with companies all satisfactory to
Beneficiary:

     (A) All risk property insurance with a deductible of not greater than $100,000.00, including Demolition and Increased Cost of Construction
          (DICC) coverage equal to a minimum of 5% of the estimated replacement cost, with an Agreed Amount Endorsement for the estimated replacement cost of the improvements. If such all risk property insurance policy contains a terrorism exclusion, then Grantor shall purchase a separate insurance policy acceptable to Beneficiary for terrorism coverage. Notwithstanding the foregoing, however, Grantor shall only be required to carry such insurance coverage for acts of terrorism with a deductible acceptable to Lender if such coverage is customarily required by other institutional lenders on loans secured by property similar to the Property;

     (B) Loss of rents insurance equal to twelve months rent or business income insurance for 100% of the annual gross earnings from business derived from the Property;

     (C) Flood insurance, if the Property is located in a flood plain (as that term is used in the National Flood Insurance Program) in an amount not less than 25% of the estimated replacement cost; however, Beneficiary has agreed that Grantor can self insure for flood coverage for the two facilities on McCandless Drive in Milpitas, California;

     (D) Grantor's own commercial general liability insurance policy with Beneficiary, and Beneficiary's wholly owned subsidiaries and agents, named as additional insureds for their interests in the Property; and

     (E)  Other insurance as required by Beneficiary.

     Grantor agrees to keep the policies therefor, properly endorsed, on deposit with Beneficiary, or at Beneficiary's option, to keep certificates of insurance (Acord 27 for all property insurance and Acord 25-S for all liability insurance) evidencing all insurance coverages required hereunder on deposit with Beneficiary, which certificates shall provide at least thirty (30) days notice of cancellation to Beneficiary and shall list Beneficiary as the certificate holder.

     All insurance loss proceeds from all property insurance policies, whether or not required by Beneficiary (less expenses of collection) shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or to the restoration of the Property, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents. If Beneficiary elects to apply the insurance loss proceeds on the Indebtedness, no prepayment privilege fee shall be due thereon.

     Notwithstanding the foregoing provision, Beneficiary agrees that if the insurance loss proceeds from an insured loss as a Facility are less than the Allocated Loan Amount for the Facility (as shown in Exhibit B attached hereto) and if the casualty occurs prior to the last three years of the term of the Note, then the insurance loss proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition prior to the casualty, subject to satisfaction of the following conditions:

     (a) There is no existing Event of Default (as hereinafter defined) at the time of casualty, and if there shall occur any Event of Default after the date of the casualty, Beneficiary shall have no further obligation to release insurance loss proceeds hereunder.

     (b) The casualty insurer has not denied liability for payment of insurance loss proceeds as a result of any act, neglect, use or occupancy of the Property by Grantor or any tenant of the Property.

     (c) Beneficiary shall be satisfied that all insurance loss proceeds so held, together with supplemental funds to be made available by Grantor, shall be sufficient to complete the restoration of the Property. Any remaining insurance loss proceeds may, at the option of Beneficiary, be applied on the Indebtedness, whether or not due, or be released to Grantor.

     (d) If required by Beneficiary, Beneficiary shall be furnished a satisfactory report addressed to Beneficiary from an environmental engineer or other qualified professional satisfactory to Beneficiary to the effect that no adverse environmental impact to the Property resulted from the casualty.

     (e) Beneficiary shall release casualty insurance proceeds as restoration of the Property progresses provided that Beneficiary is furnished satisfactory evidence of the costs of restoration and if, at the time of such release, there shall exist no Monetary Default (as hereinafter defined) under the Transaction Documents and no default with respect to which Beneficiary shall have given Grantor or Other Borrowers notice pursuant to the Notice of Default ----------------- provision herein or in the documents related to other loans comprising the Transaction. If the estimated cost of restoration exceeds $250,000.00,
          (i) the drawings and specifications for the restoration shall be approved by Beneficiary in writing prior to commencement of the restoration, and (ii) Beneficiary shall receive an administration fee equal to 1% of the cost of restoration.

     (f) Prior to each release of funds, Grantor shall obtain for the benefit of Beneficiary an endorsement to Beneficiary's title insurance policy insuring Beneficiary's lien as a first and valid lien on the Property subject only to liens and encumbrances theretofore approved by Beneficiary.

     (g) Grantor shall pay all costs and expenses incurred by Beneficiary, including, but not limited to, outside legal fees, title insurance costs, third-party disbursement fees, third-party engineering reports and inspections deemed necessary by Beneficiary.

     (h) All reciprocal easement and operating agreements benefiting the Property, if any, shall remain in full force and effect between the parties thereto on and after restoration of the Property.

     (i) Beneficiary shall be satisfied that Projected Debt Service Coverage (as hereinafter defined) of at least 1.50 will be produced from the leasing of not more than 319,495 square feet of space to former tenants or approved new tenants with leases satisfactory to Beneficiary for terms of at least five (5) years to commence not later than (30) days following completion of such restoration ("Approved Leases").

     (j) All leases in effect at the time of the casualty with tenants who have entered into Beneficiary's form of Non-Disturbance and Attornment Agreement or similar agreement shall remain in full force and Beneficiary shall be satisfied that restoration can be completed within a time frame such that each tenant thereunder shall be obligated, or each such tenant shall have elected, to continue the lease term at full rental (subject only to abatement, if any, during any period in which the Property or a portion thereof shall not be used and occupied by such tenant as a result of the casualty).

     (k) Without limiting the Earthquake provisions contained herein, if the casualty has resulted in whole or part from an earthquake: (a) Grantor shall have supplied Beneficiary with a "Seismic Risk Estimate" (in accordance with the Earthquake provisions herein) which show that the Property will meet "Minimum Seismic Criteria" (as defined in the Earthquake provisions herein) upon completion of repair and retrofit work which can be completed within one year of the earthquake, (b) prior to commencement of the restoration, Grantor shall have committed in writing to

Beneficiary that Grantor will do such repair and retrofit work as shall be necessary to cause the Property to in fact meet Minimum Seismic Criteria following completion of restoration, and (c) Beneficiary must at all times during the restoration be reasonably satisfied that the Property will meet Minimum Seismic Criteria following completion of the restoration, Grantor hereby agreeing to supply Beneficiary with such evidence thereof as Beneficiary shall request from time to time.

     "Projected Debt Service Coverage" means a number calculated by dividing Projected Operating Income Available for Debt Service (as hereinafter defined) for the first fiscal year following restoration of the Property by the debt service during the same fiscal year under all indebtedness secured by a first mortgage lien on any portion of the Property. For purposes of the preceding sentence, "debt service" means the greater of (x) debt service due under all such indebtedness during the first fiscal year following completion of the restoration of the Property or (y) debt service that would be due and payable during such fiscal year if all such indebtedness were amortized over 20 years (whether or not amortization is actually required) and if interest on such indebtedness were due as it accrues at the face rate shown on the notes therefor (whether or not interest payments based on such face rates are required).

     "Projected Operating Income Available for Debt Service" means projected gross annual rent from the Approved Leases for the first full fiscal year following completion of the restoration of the Property less:

     (A) The operating expenses of the Property for the last fiscal year preceding the casualty and

     (B)  the following:

          (i) a replacement reserve for future tenant improvements, leasing commissions and structural items based on not less than $1.80 per square foot per annum;

          (ii) the amount, if any, by which actual gross income during such fiscal period exceeds that which would be earned from the rental of 85% of the gross leasable area in the Property;

          (iii)the amount, if any, by which the actual management fee is less than 2% of gross revenue during such fiscal period;

          (iv) the amount, if any, by which the actual real estate taxes are less than $2.10 per square foot per annum; and

          (v) the amount, if any, by which total actual operating expenses, excluding management fees, real estate taxes and replacement reserves, are less than $1.40 per square foot per annum.

     All  projections   referenced   above  shall  be  calculated  in  a  manner
satisfactory to Beneficiary.

CONDEMNATION. Grantor hereby assigns to Beneficiary (i) any award and any other proceeds resulting from damage to, or the taking of, all or any portion of the Property, and (ii) the proceeds from any sale or transfer in lieu thereof (collectively, "Condemnation Proceeds") in connection with condemnation proceedings or the exercise of any power of eminent domain or the threat thereof (hereinafter, a "Taking"); if the Condemnation Proceeds related to a Facility are less than the Allocated Loan Amount for the Facility and such damage or Taking occurs prior to the last three years of the term of the Note, such Condemnation Proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition, or the functional equivalent of its condition prior to the Taking, subject to the conditions set forth above in the section entitled "Insurance" and subject to the further condition that restoration or replacement of the improvements on the Land to their functional and economic utility prior to the Taking be possible. Any portion of such award and proceeds not applied to restoration shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents.

TAXES AND SPECIAL ASSESSMENTS. Grantor agrees to pay before delinquency all taxes and special assessments of any kind that have been or may be levied or assessed against the Property, this instrument, the Note or the Indebtedness, or upon the interest of Trustee or Beneficiary in the Property, this instrument, the Note or the Indebtedness, and to procure and deliver to Beneficiary within 30 days after Beneficiary shall have given a written request to Grantor, the official receipt of the proper officer showing timely payment of all such taxes and assessments; provided, however, that Grantor shall not be required to pay any such taxes or special assessments if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and funds sufficient to satisfy the contested amount have been deposited in an escrow satisfactory to Beneficiary.

PERSONAL PROPERTY. With respect to the Personal Property, Grantor hereby represents, warrants and covenants as follows:

     (a) Except for the security interest granted hereby, Grantor is, and as to portions of the Personal Property to be acquired after the date hereof will be, the sole owner of the Personal Property, free from any lien, security interest, encumbrance or adverse claim thereon of any kind whatsoever. Grantor shall notify Beneficiary of, and shall indemnify and defend Beneficiary and the Personal Property against, all claims and demands of all persons at any time claiming the Personal Property or any part thereof or any interest therein.

     (b) Except as otherwise provided above, Grantor shall not lease, sell, convey or in any manner transfer the Personal Property without the prior consent of Beneficiary.

     (c) Grantor is a limited partnership organized under the laws of the State of Delaware. Until the Indebtedness is paid in full, Grantor (i) shall not change its legal name without providing Beneficiary with thirty (30) days prior written notice; (ii) shall not change its state of organization; and (iii) shall preserve its existence and shall not, in one transaction or a series of transactions, merge into or consolidate with any other entity.

     (d) At the request of Beneficiary, Grantor shall join Beneficiary in executing one or more financing statements and continuations and amendments thereof pursuant to the Uniform Commercial Code in form satisfactory to
Beneficiary, and Grantor shall pay the cost of filing the same in all public offices wherever filing is deemed by Beneficiary to be necessary or desirable. Grantor shall also, at Grantor's expense, take any and all other action requested by Beneficiary to perfect Beneficiary's security interest under the Uniform Commercial Code with respect to the Personal Property, including, without limitation, exercising Grantor's best efforts to obtain any consents, agreements or acknowledgments required of third parties to perfect Beneficiary's security interest in Personal Property consisting of deposit accounts, letter-of-credit rights, investment property, and electronic chattel paper.

OTHER LIENS. Grantor agrees to keep the Property or any Personal Property free from all other liens either prior or subsequent to the lien created by this instrument other than liens created by the Transaction Documents. The (i) creation of any other lien on any portion of the Property or on any Personal Property, whether or not prior to the lien created hereby or (ii) assignment or pledge by Grantor of its revocable license to collect, use and enjoy rents and profits from the Property, shall constitute a default under the terms of this instrument; except that upon written notice to Beneficiary, Grantor may, after the Loan Closing Date (as defined in the Commitment), proceed to contest in good faith and by appropriate proceedings any mechanics liens, tax liens or judgment liens with respect to the Property or any Personal Property described herein, provided funds sufficient to satisfy the contested amount have been deposited in an escrow account satisfactory to Beneficiary.

COSTS, FEES AND EXPENSES. Grantor agrees to pay all costs, fees and expenses of this trust; to appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of Beneficiary or Trustee hereunder; to pay all costs and expenses, including the cost of obtaining evidence of title and reasonable attorney's fees, incurred in connection with any such action or proceeding; and to pay any and all attorney's fees and expenses of collection and enforcement in the event the Note is placed in the hands of an attorney for collection, enforcement of any of the Loan Documents is undertaken or suit is brought thereon.

FAILURE OF GRANTOR TO ACT. If Grantor fails to make any payment or do any act as herein provided, Beneficiary or Trustee may, without obligation so to do, without notice to or demand upon Grantor and without releasing Grantor from any obligation hereof: (i) make or do the same in such manner and to such extent as Beneficiary may deem necessary to protect the security hereof, Beneficiary or Trustee being authorized to enter upon the Property for such purpose; (ii) appear in and defend any action or proceeding purporting to affect the security hereof, or the rights or powers of Beneficiary or Trustee; (iii) pay, purchase, contest or compromise any encumbrance, charge or lien which in the judgment of Beneficiary appears to be prior or superior hereto; and (iv) in exercising any such powers, pay necessary expenses, employ counsel and pay its reasonable fees. Sums so expended shall be payable by Grantor immediately upon demand with interest from date of expenditure at the Default Rate (as defined in the Note). All sums so expended by Beneficiary and the interest thereon shall be included in the Indebtedness and secured by the lien of this instrument.

EVENT OF DEFAULT. Any default by Grantor or the Other Borrowers in making any required payment of the Indebtedness or the Other Indebtedness or any default in any provision, covenant, agreement, warranty or certification contained in any of the Transaction Documents shall, except as provided in the two immediately succeeding paragraphs, constitute an "Event of Default".

NOTICE OF DEFAULT. A default in any payment required in the Note or Other Notes or any other Transaction Document, whether or not payable to Beneficiary, (a "Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Monetary Default by payment of all amounts in default (including payment of interest at the Default Rate, as defined in the Note or Other Notes, from the date of default to the date of cure on amounts owed to Beneficiary) within five
(5) business days after the date on which Beneficiary shall have given such notice to Grantor and Other Borrowers.

     Any other default under the Note or Other Notes or under any other Transaction Document (a "Non-Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Non-Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Non-Monetary Default within thirty
(30) days after the date on which Beneficiary shall have given such notice of default to Grantor and the Other Borrowers (or, if the

Non-Monetary Default is not curable within such 30-day period, Grantor and the Other Borrowers shall not have diligently undertaken and continued to pursue the curing of such Non-Monetary Default and deposited an amount sufficient to cure such Non-Monetary Default in an escrow account satisfactory to Beneficiary).

     In no event shall the notice and cure period provisions recited above constitute a grace period for the purposes of commencing interest at the Default Rate (as defined in the Note and Other Notes).

SUBSTITUTION OF TRUSTEE. Beneficiary and its successors and assigns may for any reason and at any time appoint a new or substitute Trustee by written appointment delivered to such new or substitute Trustee without notice to Grantor, without notice to, or the resignation or withdrawal by, the existing Trustee and without recordation of such written appointment unless notice or recordation is required by the laws of the jurisdiction in which the Property is located. Upon delivery of such appointment, the new or substitute Trustee shall be vested with the same title and with the same powers and duties granted to the original Trustee.

APPOINTMENT OF RECEIVER. Upon commencement of any proceeding to enforce any right under this instrument, including foreclosure thereof, Beneficiary (without limitation or restriction by any present or future law, without regard to the solvency or insolvency at that time of any party liable for the payment of the Indebtedness, without regard to the then value of the Property, whether or not there exists a threat of imminent harm, waste or loss to the Property and whether or not the same shall then be occupied by the owner of the equity of redemption as a homestead) shall have the absolute right to the appointment of a receiver of the Property and of the revenues, rents, profits and other income therefrom, and said receiver shall have (in addition to such other powers as the court making such appointment may confer) full power to collect all such income and, after paying all necessary expenses of such receivership and of operation, maintenance and repair of said Property, to apply the balance to the payment of any of the Indebtedness then due.

FORECLOSURE. Upon the occurrence of an Event of Default, the entire unpaid Indebtedness shall, at the option of Beneficiary, become immediately due and payable for all purposes without any notice or demand, except as required by law (ALL OTHER NOTICE OF THE EXERCISE OF SUCH OPTION, OR OF THE INTENT TO EXERCISE SUCH OPTION, BEING HEREBY EXPRESSLY WAIVED), and Beneficiary may, in addition to exercising any rights it may have with respect to the Personal Property under the Uniform Commercial Code of the jurisdiction in which the Property is located, institute proceedings in any court of competent jurisdiction to foreclose this instrument as a mortgage, or to enforce any of the covenants hereof, or Trustee or Beneficiary may, either personally or by agent or attorney in fact, enter upon and take possession of the Property and may manage, rent or lease the Property or any portion thereof upon such terms as Beneficiary may deem expedient, and collect, receive and receipt for all rentals and other income therefrom and apply the sums so received as hereinafter provided in case of sale. Trustee is hereby further authorized and empowered, either after or without such entry, to sell and dispose of the Property en masse or in separate parcels (as Trustee may think best), and all the right, title and interest of Grantor therein, by advertisement or in any manner provided by the laws of the jurisdiction in which the Property is located, (GRANTOR HEREBY EXPRESSLY WAIVES ANY RIGHT TO A HEARING PRIOR TO SUCH SALE), and to issue, execute and deliver a deed of conveyance, all as then may be provided by law; and Trustee shall, out of the proceeds or avails of such sale, after first paying and retaining all fees, charges, costs of advertising the Property and of making said sale, and attorneys' fees as herein provided, pay to Beneficiary or the legal holder of the Indebtedness the amount thereof, including all sums advanced or expended by Beneficiary or the legal holder of the Indebtedness, with interest from date of advance or expenditure at the Default Rate (as defined in the Note), rendering the excess, if any, as provided by law; such sale or sales and said deed or deeds so made shall be a perpetual bar, both in law and equity, against Grantor, the heirs, successors and assigns of Grantor, and all other persons claiming the Property aforesaid, or any part thereof, by, from, through or under Grantor. The legal holder of the Indebtedness may purchase the Property or any part thereof, and it shall not be obligatory upon any purchaser at any such sale to see to the application of the purchase money.

PROHIBITION ON TRANSFER. A. The present ownership and management of the Property is a material consideration to Beneficiary in making the loan secured by this instrument, and Grantor shall not (i) convey title to all or any part of the Property, (ii) enter into any contract to convey (land contract/installment sales contract/contract for deed) title to all or any part of the Property which gives a purchaser possession of, or income from, the Property prior to a transfer of title to all or any part of the Property ("Contract to Convey") or
(iii) cause or permit a Change in the Proportionate Ownership (as hereinafter defined) of Grantor. Any such conveyance, entering into a Contract to Convey, or Change in the Proportionate Ownership of Grantor shall constitute a default hereunder.

     B. For purposes of this instrument, a "Change in the Proportionate Ownership" means any transfer which results in Carl E. Berg and/or Permitted Transferee's (as defined below) collectively, owning less than 49% of Carl E. Berg's direct and indirect ownership interest in Grantor (existing on the date of initial advance of funds, as represented in the Certification) without Beneficiary's approval.

     C. Notwithstanding the above, a transfer of Carl E. Berg's ownership in Grantor (i) to and among the Berg Family (as hereinafter defined) shall be permitted for estate planning purposes or upon the death or incompetency of Carl
E. Berg, and (ii) to any entity owned and controlled (ownership and voting interest in excess of 50% by the Berg Family) shall be permitted for estate planning purposes or upon the death or incompetency of Carl E. Berg. A person or entity holding a direct or indirect ownership interest by virtue of a transfer described in this subpart C. is a "Permitted Transferee."

     D. For purposes hereof, the "Berg Family" shall mean Carl E. Berg, his spouse, his descendants and their spouses, Clyde J. Berg, any trusts or estates for the benefit of said parties, and any entities owned and controlled (ownership and voting interests in excess of 50%) by said parties.

     E. A conversion of all or part of the ownership interest of Carl E. Berg from limited partnership units ("L.P. Units") of Grantor to common shares of Guarantor shall be permitted provided Carl E. Berg's combined interest in common shares and L.P. Units for Grantor satisfies the threshold established in subpart
B. this provision.

FINANCIAL STATEMENTS. Grantor agrees to furnish to Beneficiary:

(A) the following financial statements for the Property within 90 days after the close of each fiscal year of Grantor (the "Property Financial Statements Due Date"):

     (i)  an unaudited balance sheet as of the last day of such fiscal year;

     (ii) an unaudited statement of operations for such fiscal year with a detailed line item break-down of all sources of income and expenses, including capital expenses broken down between, leasing commissions, tenant improvements, capital maintenance, common area renovation, and expansion;

     (iii)a current rent roll identifying location, leased area, lease begin and end dates, current contract rent, rent increases and increase dates, percentage rent, expense reimbursements, and any other recovery items;

     (iv) an operating budget for the current fiscal year; and

(B) the following financial statements for Grantor and Guarantor within 90 days after the close of each fiscal year of Grantor and Guarantor, respectively (the "Grantor/Guarantor Financial Statements Due Date")

     (i)  an audited balance sheet as of the last day of such fiscal year; and

     (ii) an audited statement of cash flows for such fiscal year; and

(C) to the extent the following tenants are not publicly traded, Grantor will use its best efforts to obtain the following financial statements for Fujitsu (formerly known as Amdahl), Apple, JDS Uniphase and Nortel Networks within 90 days after the close of each fiscal year of each respective tenant (the "Tenant Financial Statements Due Date"):

     (i) an audited, or unaudited if audited is not available, balance sheet as of the last day of such fiscal year; and

     (ii) an audited, or unaudited if audited is not available, statement of cash flows for such fiscal period.

     The  Property  Financial   Statements  Due  Date,  the   Grantor/Guarantors
Financial Statements Due Date, and the Tenant Financial Statements Due Date are each sometimes hereinafter referred to as a "Financial Statements Due Date".

     If  audited,  the  financial  statements  identified  in  sections  (A)(i),
(A)(ii), (B)(i), (B)(ii), (C)(i) and (C)(ii) above, shall each be prepared in accordance with generally accepted accounting principles by a "Big Four" accounting firm or, alternatively, a certified public accountant satisfactory to Beneficiary. All unaudited financial statements for Grantor, Property, and Guarantor shall contain a certification by the managing general partner of Grantor stating that they have been prepared in accordance with generally accepted accounting principles and that they are true and correct. The expense of preparing all of the financial statements required in (A) and (B) above, shall be borne by Grantor.

     Grantor acknowledges that Beneficiary requires the financial statements to record accurately the value of the Property for financial and regulatory reporting.

     In addition to all other remedies available to Beneficiary hereunder, at law and in equity, if any financial statement or proof of payment of property taxes and assessments is not furnished to Beneficiary as required in this section entitled "Financial Statements" and in the section entitled "Taxes and Special Assessments", within 30 days after Beneficiary shall have given written notice to Grantor that it has not been received as required,

     (x) interest on the unpaid principal balance of the Indebtedness and the Other Notes shall as of the applicable Financial Statements Due Date or the date such proof of payment of property taxes and assessments was due, accrue and become payable at a rate equal to the sum of the Interest Rate (as defined in the Note) plus one percent (1%) per annum (the "Increased Rate"); and

     (y) Beneficiary may elect to obtain an independent appraisal and audit of the Property at Grantor's expense, and Grantor agrees that it will, upon request, promptly make Grantor's books and records regarding the Property available to Beneficiary and the person(s) performing the appraisal and audit (which obligation Grantor agrees can be specifically enforced by Beneficiary).

     The amount of the payments due under the Note and Other Notes during the time in which the Increased Rate shall be in effect shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Increased Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date (as defined in the Note and Other Notes). Interest shall continue to accrue and be due and payable monthly at the Increased Rate until the financial statements and proof of payment of property taxes and assessments (as requested by Beneficiary) shall be furnished to Beneficiary as required. Commencing on the date on which the financial statements and proof of payment of property taxes and assessments are received by Beneficiary, interest on the unpaid principal balance shall again accrue at the Interest Rate and the payments due during the remainder of the term of the Note and Other Notes shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Interest Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date. Notwithstanding the foregoing, Beneficiary shall have the right to conduct an independent audit at its own expense at any time.

PROPERTY MANAGEMENT. The management company for the Property shall be satisfactory to Beneficiary. Any change in the management company without the prior written consent of Beneficiary shall constitute a default under this instrument. Beneficiary shall be reasonable in giving its approval, and Beneficiary may require that the new management company, by itself or through its manager, have good character and reputation, and demonstrated ability and experience in the operation and leasing of at least one million square feet of property similar to the Property.

EARTHQUAKE.  If the Property is damaged by an earthquake  during the term of the
Indebtedness:

     (A) Beneficiary may require a new "Seismic Risk Estimate" (as hereinafter defined) to be performed at Grantor's expense, and

     (B) Grantor shall perform repair and retrofit work, satisfactory to Beneficiary, which results in (i) the complete repair of the Property and
     (ii) the performance of a subsequent Seismic Risk Estimate verifying that the Property meets "Minimum Seismic Criteria" (as hereinafter defined). Such work shall be commenced and completed as soon as possible and in any event within one year of the earthquake.

     Without limiting the Grantor's obligation to cause the Property to satisfy Minimum Seismic Criteria, during any period of time in which the Property does not satisfy Minimum Seismic Criteria, Grantor shall provide Beneficiary with evidence of, and maintain, "Earthquake Insurance" (as hereinafter defined).

     As used herein, "Earthquake Insurance" means a policy satisfactory to Beneficiary with a deductible of no greater than 5% of the "Replacement Cost" (as hereinafter defined) and in an amount calculated as follows: (i) the "Loan Amount" (as hereinafter defined) plus (ii) the "Specified Loss Dollar Amount" (as defined below) plus (iii) 5% of the Replacement Cost minus (iv) 90% of the "Market Value" (as hereinafter defined).

     As used herein, "Loan Amount" shall mean the total principal amount advanced at closing, under the Note.

     As used herein, "Loan Plus Specified Loss" means the sum of the Loan Amount and the Specified Loss Dollar Amount (as hereinafter defined).

     As used herein, "Market Value" means the estimated fair market value of the Property, determined by Beneficiary in its sole discretion, at the time a Seismic Risk Estimate is performed.

     As used herein, "Minimum Seismic Criteria" means that both the Specified Loss Percentage (as hereinafter defined) for the Property is less than or equal to 30% and the Loan Plus Specified Loss is less than or equal to 90% of the Market Value.

     As used herein, "Model" means a computer based seismic model selected by Beneficiary, currently the Insurance and Investment Risk Assessment System ("IRAS") program by Risk Management Solutions ("RMS").

     As used herein, "Replacement Cost" means the estimated total cost, determined by Beneficiary in its sole discretion, to construct all of the Improvements as if the Property were completely unimproved (not including the cost of site work, utilities and foundation).

     As used herein, "Seismic Risk Estimate" refers to the results of a seismic risk estimate for the Property produced by the Model. Grantor agrees that it will not rely for its own evaluation purposes on the Seismic Risk Estimate produced by or for Beneficiary.

     As used herein, "Specified Loss Dollar Amount" means the "Specified Loss Percentage" (as hereinafter defined) multiplied by the Replacement Cost.

     As used herein, "Specified Loss Percentage" means an estimate produced by the Model of the earthquake damage to the Property, expressed as a percentage of Replacement Cost. Beneficiary's parameters for the Model are based on a 90% probability that the level of damage predicted will not be exceeded in an earthquake with an expected 475 year return period.

DEPOSITS BY GRANTOR. To assure the timely payment of real estate taxes and special assessments (including personal property taxes, if appropriate), upon the occurrence of an Event of Default, Beneficiary shall thence forth have the option to require Grantor to deposit funds with Beneficiary or in an account satisfactory to Beneficiary, in monthly or other periodic installments in amounts estimated by Beneficiary from time to time sufficient to pay real estate taxes and special assessments as they become due. If at any time the funds so held by Beneficiary, or in such other account, shall be insufficient to pay any of said expenses, Grantor shall, upon receipt of notice thereof, immediately deposit such additional funds as may be necessary to remove the deficiency. All funds so deposited shall be irrevocably appropriated to Beneficiary to be applied to the payment of such real estate taxes and special assessments and, at the option of Beneficiary after default, the Indebtedness.

NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Grantor by certified mail or reputable courier service shall be addressed to Grantor at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Grantor shall designate in a notice to Beneficiary given in the manner described herein. Any notice sent to Beneficiary by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Beneficiary shall designate in a notice given in the manner described herein. Any notice given to Beneficiary shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

MODIFICATION OF TERMS. Without affecting the liability of Grantor or any other person (except any person expressly released in writing) for payment of the Indebtedness or for performance of any obligation contained herein and without affecting the rights of Beneficiary with respect to any security not expressly released in writing, Beneficiary may, at any time and from time to time, either before or after the maturity of the Note, without notice or consent: (i) release any person liable for payment of all or any part of the Indebtedness or for performance of any obligation; (ii) make any agreement extending the time or otherwise altering the terms of payment of all or any part of the Indebtedness, or modifying or waiving any obligation, or subordinating, modifying or otherwise dealing with the lien or charge hereof; (iii) exercise or refrain from exercising or waive any right Beneficiary may have; (iv) accept additional security of any kind; (v) release or otherwise deal with any property, real or personal, securing the Indebtedness, including all or any part of the Property.

EXERCISE OF OPTIONS. Whenever, by the terms of this instrument, of the Note or any of the other Loan Documents, Beneficiary is given any option, such option may be exercised when the right accrues, or at any time thereafter, and no acceptance by Beneficiary of payment of Indebtedness in default shall constitute a waiver of any default then existing and continuing or thereafter occurring.

NATURE AND SUCCESSION OF AGREEMENTS. Each of the provisions, covenants and agreements contained herein shall inure to the benefit of, and be binding on, the heirs, executors, administrators, successors, grantees, and assigns of the parties hereto, respectively, and the term "Beneficiary" shall include the owner and holder of the Note.

LEGAL ENFORCEABILITY. No provision of this instrument, the Note or any other Loan Documents shall require the payment of interest or other obligation in excess of the maximum permitted by law. If any such excess payment is provided for in any Loan Documents or shall be adjudicated to be so provided, the provisions of this paragraph shall govern and Grantor shall not be obligated to pay the amount of such interest or other obligation to the extent that it is in excess of the amount permitted by law.

LIMITATION OF LIABILITY. Notwithstanding any provision contained herein to the contrary, the personal liability of Grantor shall be limited as provided in the Note.

MISCELLANEOUS. Time is of the essence in each of the Loan Documents. The remedies of Beneficiary as provided herein or in any other Loan Document or at law or in equity shall be cumulative and concurrent, and may be pursued singly, successively, or together at the sole discretion of Beneficiary, and may be exercised as often as occasion therefor shall occur; and neither the failure to exercise any such right or remedy nor any acceptance by Beneficiary of payment of Indebtedness in default shall in any event be construed as a waiver or release of any right or remedy. Neither this instrument nor any other Loan Document may be modified or terminated orally but only by agreement or discharge in writing and signed by Grantor and Beneficiary. If any of the provisions of any Loan Document or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of such Loan Document and each of the other Loan Documents, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of each of the Loan Documents shall be valid and enforceable to the fullest extent permitted by law.

WAIVER OF JURY TRIAL. Grantor hereby waives any right to trial by jury with respect to any action or proceeding (a) brought by Grantor, Beneficiary or any other person relating to (i) the obligations secured hereby and/or any understandings or prior dealings between the parties hereto or (ii) the Loan Documents or the Environmental Indemnity Agreement, or (b) to which Beneficiary is a party.

CAPTIONS. The captions contained herein are for convenience and reference only and in no way define, limit or describe the scope or intent of, or in any way affect this instrument.

GOVERNING LAW. This instrument shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this instrument shall be brought in a state or federal court located in the State of California, and Beneficiary and Grantor hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

REQUEST FOR NOTICE. Pursuant to California Government Code Section 27321.5(b), Grantor hereby requests that a copy of any notice of default and a copy of any notice of sale given pursuant to this instrument be mailed to Grantor at the address set forth herein.

     IN WITNESS WHEREOF, this instrument has been executed by the Grantor as of the day and year first above written.

                MISSION WEST PROPERTIES, L.P. II, a Delaware limited partnership

                By:      Mission West Properties, Inc., a
                         Maryland corporation, its general
                         partner

                         By: Carl E. Berg

                         Name: Carl E. Berg

                         Title: CEO of G.P.

STATE OF California                         )
                                            )ss.
COUNTY OF         Santa Clara               )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature  GW Shott
         -----------------------------------
         G.W. Shott
         -----------------------------------
         Name (typed or printed)




This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"
                                (Mission West II)



PROPERTY ONE:

All that certain real property situated in the City of San Jose, County of Santa Clara, State of California, described as follows:

Parcel 2, as shown on the Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on November 26, 1979, in Book 455 of Maps, Page(s) 1 and 2.

Assessors Parcel No:  706-09-023

PROPERTY TWO:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on May 22, 1980, in Book 463 of Maps, Page(s) 43 and 44.

Assessors Parcel No:  706-02-034


PROPERTY THREE:

Parcel 7, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 5, 1984, in Book 536 of Maps, Page(s) 41, 42 and 43.

Assessors Parcel No:  086-33-092

PROPERTY FOUR:

Parcel 3 as shown on that Parcel Map filed for recorded in the Office of the Recorder of the County of Santa Clara, State of California on December 5, 1984, in Book 536 of Maps, Page(s) 41, 42 and 43.

Assessors Parcel No:  086-41-017 & 086-41-018

EXHIBIT 10.40

California
Loan No. C-332757
RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn

                    SPACE ABOVE THIS LINE FOR RECORDER'S USE

 DEED OF TRUST and SECURITY AGREEMENT and ASSIGNMENT OF LEASES AND RENTS (SECOND
                                   PRIORITY)
                        Mission West Properties, L. P. II

     THIS DEED OF TRUST and SECURITY AGREEMENT is made as of the 3rd day of January, 2003 between MISSION WEST PROPERTIES, L.P. II, a Delaware limited partnership, 10050 Bandley Drive, Cupertino, CA 95014, herein (said Grantor/Trustor, whether one or more in number) called "Grantor", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Trustee", and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, 720 E. Wisconsin Avenue, Milwaukee, WI 53202, herein called "Beneficiary":

     WITNESSETH, That Grantor, in consideration of the indebtedness herein mentioned, does hereby irrevocably bargain, sell, grant, transfer, assign and convey unto Trustee, in trust, with power of sale and right of entry and possession, the following property (herein referred to as the "Property"):

     A. The land in the City of San Jose and City of Milpitas, Santa Clara County, California described in Exhibit "A" attached hereto and incorporated herein (the "Land");

     B. All easements, appurtenances, tenements and hereditaments belonging to or benefiting the Land, including but not limited to all waters, water rights, water courses, all ways, trees, rights, liberties and privileges; and

     C. All improvements to the Land, including, but not limited to, all buildings, structures and improvements now existing or hereafter erected on the Land; all fixtures and equipment of every description belonging to Grantor which are or may be placed or used upon the Land or attached to the buildings, structures or improvements, including, but not limited to, all engines, boilers, elevators and machinery, all heating apparatus, electrical equipment, air-conditioning and ventilating equipment, water and gas fixtures, and all furniture and easily removable equipment; all of which, to the extent permitted by applicable law, shall be deemed an accession to the freehold and a part of the realty as between the parties hereto; the rents, issues and profits arising from the Land and improvements subject, however, to any right, power and authority given to Grantor to collect and apply such rents, issues and profits.

Grantor agrees not to sell, transfer, assign or remove anything described in B, C and D above now or hereafter located on the Land without prior written consent from Beneficiary unless (i) such action does not constitute a sale or removal of any buildings or structures or the sale or transfer of waters or water rights and (ii) such action results in the substitution or replacement with similar items of equal value.

     Without limiting the foregoing grants, Grantor hereby pledges to Beneficiary, and grants to Beneficiary a security interest in, all of Grantor's present and hereafter acquired right, title and interest in and to the Property and any and all

     D. cash and other funds now or at any time hereafter deposited by or for Grantor on account of tax, special assessment, replacement or other reserves required to be maintained pursuant to the Loan Documents (as hereinafter defined) with Beneficiary or a third party, or otherwise deposited with, or in the possession of, Beneficiary pursuant to the Loan Documents; and

     E. surveys, soils reports, environmental reports, guaranties, warranties, architect's contracts, construction contracts, drawings and specifications, applications, permits, surety bonds and other contracts relating to the acquisition, design, development, construction and operation of the Property; and

     F. accounts, chattel paper, deposit accounts, instruments, equipment, inventory, documents, general intangibles, letter-of-credit rights, investment property and all other personal property of Grantor, in each case, to the extent associated with or arising from the ownership, development, operation, use or disposition of any portion of the property; and

     G. present and future rights to condemnation awards, insurance proceeds or other proceeds at any time payable to or received by Grantor on account of the Property or any of the foregoing personal property.

All personal property hereinabove described is hereinafter referred to as the "Personal Property".

     If any of the Property is of a nature that a security interest therein can be perfected under the Uniform Commercial Code, this instrument shall constitute a security agreement and financing statement if permitted by applicable law and Grantor authorizes Beneficiary to file a financing statement describing such Property and, at Beneficiary's request, agrees to join with Beneficiary in the execution of any financing statements and to execute any other instruments that may be necessary or desirable, in Beneficiary's determination, for the perfection or renewal of such security interest under the Uniform Commercial Code.

     TO HAVE AND TO HOLD THE SAME UNTO TRUSTEE FOR THE PURPOSE OF SECURING, in such order of priority as Beneficiary may determine: (i) payment of the Indebtedness (as hereinafter defined); and (ii) payment (with interest as provided) and performance by Grantor of the Obligations (as hereinafter defined). Notwithstanding the foregoing, or any other term contained herein or in the Loan Documents, none of Grantor's obligations (the "Other Obligations") under or pursuant to (a) the Environmental Indemnity Agreement of even date herewith executed by Grantor, Guarantor and the other Borrowers in favor of Beneficiary ("Environmental Agreement"), (b) the Other Indebtedness or (c) any Other Note shall be secured by the lien of this Deed of Trust.


FIXTURE FILING. This Deed of Trust constitutes a financing statement, filed as a fixture filing in the real estate records of the County of the State in which the real estate described in Exhibit A is located, with respect to any and all fixtures included within the term "Property" and "fixtures" under this Deed of Trust and to any goods or other personal property that are now or hereafter become a part of the Property as fixtures.


                                   DEFINITIONS

     CERTAIN DEFINED TERMS: As used in this Deed of Trust the following terms shall have the following meanings:

     COMMITMENT: The letter from Beneficiary dated November 18, 2002 accepting, subject to modifications stated in the letter, the Loan application executed by Grantor and the Other Borrowers, dated October 31, 2002, which acceptance and modification was agreed to by Grantor and the Other Borrowers on November 28, 2002.

     ENVIRONMENTAL AGREEMENT: As defined in the Securing paragraph of this Deed of Trust.

     FACILITY: A real property (including, without limitation, all buildings, fixtures and other improvements located thereon) now or hereafter serving as security for the loans which comprise the Transaction. Attached hereto as Exhibit B is a list of all Facilities as of the date hereof.

     GUARANTOR:  Mission West Properties, Inc., a Maryland corporation, and each
other  person  hereafter   guaranteeing  any  portion  of  the  Indebtedness  or
Obligations.

     GUARANTEE: That certain Guarantee of Recourse Obligations dated as of even date herewith executed by Mission West Properties, Inc., a Maryland corporation, in favor of Beneficiary, and any other guarantee of any portion of the Indebtedness or

Obligations hereafter executed by any person.

     INDEBTEDNESS: The principal of and all other amounts, payments and premiums due under the Notes (as hereinafter defined) and any extensions or renewals thereof (including extensions or renewals at a different rate of interest, whether or not evidenced by a new or additional promissory note or notes), and all other indebtedness of Grantor to Beneficiary and additional advances under, evidenced by and/or secured by the Loan Documents, plus interest on all such amounts, other than any obligations relating to the Other Indebtedness, Other Note or Other Obligations.

     LOAN DOCUMENTS: The Notes, this Deed of Trust, the Commitment (as it relates to the Indebtedness), the Guarantee (as it relates to the Indebtedness), that certain Certification of Borrowers and Carl E. Berg ("Certification") of even date herewith (as it relates to the Indebtedness), that certain Limited Partnership Supplement dated January 6, 2003, any other supplements and authorizations required by Beneficiary, the Fraudulent Conveyance Indemnity Agreement from Guarantor (as it relates to the Indebtedness), Certificate Regarding Distribution of Loan Proceeds and Indemnity Agreement among Guarantor, Grantor and the Other Borrowers (as it relates to the Indebtedness), and Contribution and Reimbursement Agreement among Grantor and the Other Borrowers (as it relates to the Indebtedness), and all other documents evidencing, securing or relating to the payment of the Indebtedness or the performance of the Obligations, with the exception of the Other Note and the Environmental Agreement.

     NOTES: The Promissory Note of even date herewith executed by Mission West Properties, L.P. I, a Delaware limited partnership in the original principal amount of Twenty Nine Million Eight Hundred Eleven Thousand Three Hundred Sixty-Nine Dollars ($29,811,369.00), payable to Beneficiary or its order, and the Promissory Note of even date herewith executed by Mission West Properties, L.P., a Delaware limited partnership in the original principal amount of Twenty Eight Million Eight Hundred Sixty-Eight Thousand Six Hundred Fifty-Five Dollars ($28,868,655.00), payable to Beneficiary or its order, in each with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Notes.

     OBLIGATIONS: Any and all of the covenants, promises and other obligations (including payment of the Indebtedness) made or owing by Grantor to or due to Beneficiary under and/or as set forth in the Loan Documents and all of the material covenants, promises and other obligations made or owing by Grantor to each and every other person relating to the Property, exclusive of the Other Obligations.

     OTHER BORROWERS: Collectively, Mission West Properties, L.P. I, a Delaware limited partnership, and Mission West Properties, L.P., a Delaware limited partnership.

     OTHER INDEBTEDNESS: The loan from Beneficiary evidenced by the Other Note.

     OTHER NOTE: The Promissory Note of even date herewith executed by Grantor in the original principal amount of Forty One Million Three Hundred Nineteen Thousand Nine Hundred Seventy-Six Dollars ($41,319,976.00), payable to Beneficiary or its order, with final maturity no later than February 1, 2013 and with interest as therein expressed, and all modifications, renewals or extensions of such Promissory Note.

     OTHER OBLIGATIONS: As defined in the Granting Paragraph of this Deed of Trust.

     PROPERTY: As defined in the Granting Paragraph of this Deed of Trust.

         Transaction: Loans in the aggregate principal amount of One Hundred Million Dollars ($100,000,000.00), which are made by the Beneficiary to the Grantor and the Other Borrowers on the date hereof, and are evidenced by the Notes and Other Note and secured by lien instruments and collateral documents from Grantor and the Other Borrowers creating liens and rights for the benefit of Beneficiary.

     TRANSACTION DOCUMENTS: All documents evidencing, securing, guaranteeing, or related to the payment of amounts owed Beneficiary in connection with the Transaction, with the exception of the Environmental Agreement.


  TO PROTECT THE SECURITY OF THIS DEED OF TRUST, GRANTOR COVENANTS AND AGREES:

PAYMENT OF DEBT. Grantor agrees to pay the Indebtedness hereby secured promptly and in full compliance with the terms of the Loan Documents.

OWNERSHIP. Grantor represents that it owns the Property and has good and lawful right to convey the same and that the Property is free and clear from any and all encumbrances whatsoever, except as appears in the title evidence accepted by Beneficiary. Grantor does hereby forever warrant and shall forever defend the title and possession thereof against the lawful claims of any and all persons whomsoever.

MAINTENANCE OF PROPERTY AND COMPLIANCE WITH LAWS. Grantor agrees to keep the buildings and other improvements now or hereafter erected on the Land in good condition and repair; not to commit or suffer any waste; to comply with all laws, rules and regulations affecting the Property; and to permit Beneficiary to enter at all reasonable times for the purpose of inspection and of conducting, in a reasonable and proper manner, such tests as Beneficiary determines to be necessary in order to monitor Grantor's compliance with applicable laws and regulations regarding hazardous materials affecting the Property.

TENANTS USING CHLORINATED SOLVENTS. Grantor agrees not to lease any of the Property, without the prior written consent of Beneficiary, to (i) dry cleaning operations that perform dry cleaning on site with chlorinated solvents or (ii) any other tenants that use chlorinated solvents in the operation of their businesses.

Notwithstanding the above, a tenant's use and storage of a product which contains no more than twelve (12) ounces of chlorinated solvents shall not violate this prohibition if, and only if, (i) each tenant's use, storage, and the ultimate disposal, of said solvents is at all times in compliance with applicable law; (ii) said solvents are acquired and kept in prepackaged containers; and (iii) each tenant keeps no more than one (1) prepackaged container of said solvents on the Property.

BUSINESS RESTRICTION REPRESENTATION AND WARRANTY. Grantor represents and warrants that Grantor, all guarantors of all or any portion of the Indebtedness, and all persons and entities executing any separate indemnity agreement in favor of Beneficiary in connection with the Indebtedness: (i) are not, and shall not become, a person or entity with whom Beneficiary is restricted from doing business with under regulations of the Office of Foreign Asset Control ("OFAC") of the Department of the Treasury (including, but not limited to, those named on OFAC's Specially Designated and Blocked Persons list) or under any statute, executive order (including, but not limited to, the September 24, 2001 Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism), or other governmental action; (ii) are not knowingly engaged in, and shall not engage in, any dealings or transaction or be otherwise associated with such persons or entities described in (i) above; and (iii) are not, and shall not become, a person or entity whose activities are regulated by the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 or the regulations or orders thereunder.

INSURANCE. Grantor agrees to keep the Property insured for the protection of Beneficiary and Beneficiary's wholly owned subsidiaries and agents and shall provide Beneficiary with evidence of, and shall maintain, the following types of insurance in amounts and form and with companies all satisfactory to
Beneficiary:

     (A) All risk property insurance with a deductible of not greater than $100,000.00, including Demolition and Increased Cost of Construction
          (DICC) coverage equal to a minimum of 5% of the estimated replacement cost, with an Agreed Amount Endorsement for the estimated replacement cost of the improvements. If such all risk property insurance policy contains a terrorism exclusion, then Grantor shall purchase a separate insurance policy acceptable to Beneficiary for terrorism coverage. Notwithstanding the foregoing, however, Grantor shall only be required to carry such insurance coverage for acts of terrorism with a deductible acceptable to Lender if such coverage is customarily required by other institutional lenders on loans secured by property similar to the property;

     (B) Loss of rents insurance equal to twelve months rent or business income insurance for 100% of the annual gross earnings from business derived from the Property;

     (C) Flood insurance, if the Property is located in a flood plain (as that term is used in the National Flood Insurance Program) in an amount not less than 25% of the estimated replacement cost; however, Beneficiary has agreed that Grantor can self insure for flood coverage for the two Facilities on McCandless Drive in Milpitas, California;

     (D) Grantor's own commercial general liability insurance policy with Beneficiary, and Beneficiary's wholly owned subsidiaries and agents, named as additional insureds for their interests in the Property; and

     (E)  Other insurance as required by Beneficiary.

     Grantor agrees to keep the policies therefor, properly endorsed, on deposit with Beneficiary, or at Beneficiary's option, to keep certificates of insurance (Acord 27 for all property insurance and Acord 25-S for all liability insurance) evidencing all insurance coverages required hereunder on deposit with Beneficiary, which certificates shall provide at least thirty (30) days notice of cancellation to Beneficiary and shall list Beneficiary as the certificate holder.

     All insurance loss proceeds from all property insurance policies, whether or not required by Beneficiary (less expenses of collection) shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or to the restoration of the Property, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents. If Beneficiary elects to apply the insurance loss proceeds on the Indebtedness, no prepayment privilege fee shall be due thereon.

     Notwithstanding the foregoing provision, Beneficiary agrees that if the insurance loss proceeds from an insured loss as a Facility are less than the Allocated Loan Amount for the Facility (as shown in Exhibit B attached hereto) and if the casualty occurs prior to the last three years of the term of the Notes, then the insurance loss proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition prior to the casualty, subject to satisfaction of the following conditions:

     (a) There is no existing Event of Default (as hereinafter defined) at the time of casualty, and if there shall occur any Event of Default after the date of the casualty, Beneficiary shall have no further obligation to release insurance loss proceeds hereunder.

     (b) The casualty insurer has not denied liability for payment of insurance loss proceeds as a result of any act, neglect, use or occupancy of the Property by Grantor or any tenant of the Property.

     (c) Beneficiary shall be satisfied that all insurance loss proceeds so held, together with supplemental funds to be made available by Grantor, shall be sufficient to complete the restoration of the Property. Any remaining insurance loss proceeds may, at the option of Beneficiary, be applied on the Indebtedness, whether or not due, or be released to Grantor.

     (d) If required by Beneficiary, Beneficiary shall be furnished a satisfactory report addressed to Beneficiary from an environmental engineer or other qualified professional satisfactory to Beneficiary to the effect that no adverse environmental impact to the Property resulted from the casualty.

     (e) Beneficiary shall release casualty insurance proceeds as restoration of the Property progresses provided that Beneficiary is furnished satisfactory evidence of the costs of restoration and if, at the time of such release, there shall exist no Monetary Default (as hereinafter defined) under the Transaction Documents and no default with respect to which Beneficiary shall have given Grantor or Other Borrowers notice pursuant to the Notice of Default provision herein or in the documents related to other loans comprising the Transaction. If the estimated cost of restoration exceeds $250,000.00, (i) the drawings and specifications for the restoration shall be approved by Beneficiary in writing prior to commencement of the restoration, and
          (ii) Beneficiary shall receive an administration fee equal to 1% of the cost of restoration.

     (f) Prior to each release of funds, Grantor shall obtain for the benefit of Beneficiary an endorsement to Beneficiary's title insurance policy insuring Beneficiary's lien as a first and valid lien on the Property subject only to liens and encumbrances theretofore approved by Beneficiary.

     (g) Grantor shall pay all costs and expenses incurred by Beneficiary, including, but not limited to, outside legal fees, title insurance costs, third-party disbursement fees, third-party engineering reports and inspections deemed necessary by Beneficiary.

     (h) All reciprocal easement and operating agreements benefiting the Property, if any, shall remain in full force and effect between the parties thereto on and after restoration of the Property.

     (i) Beneficiary shall be satisfied that Projected Debt Service Coverage (as hereinafter defined) of at least 1.50 will be produced from the leasing of not more than 319,495 square feet of space to former tenants or approved new tenants with leases satisfactory to Beneficiary for terms of at least five (5) years to commence not later than (30) days following completion of such restoration ("Approved Leases").

     (j) All leases in effect at the time of the casualty with tenants who have entered into Beneficiary's form of Non-Disturbance and Attornment Agreement or similar agreement shall remain in full force and Beneficiary shall be satisfied that restoration can be completed within a time frame such that each tenant thereunder shall be obligated, or each such tenant shall have elected, to continue the lease term at full rental (subject only to abatement, if any, during any period in which the Property or a portion thereof shall not be used and occupied by such tenant as a result of the casualty).

     (k) Without limiting the Earthquake provisions contained herein, if the casualty has resulted in whole or part from an earthquake: (a) Grantor shall have supplied Beneficiary with a "Seismic Risk Estimate" (in accordance with the Earthquake provisions herein) which show that the Property will meet "Minimum Seismic Criteria" (as defined in the Earthquake provisions herein) upon completion of repair and retrofit work which can be completed within one year of the earthquake, (b) prior to commencement of the restoration, Grantor shall have committed in writing to Beneficiary that Grantor will do such repair and retrofit work as shall be necessary to cause the Property to in fact meet Minimum Seismic Criteria following completion of restoration, and
          (c) Beneficiary must at all times during the restoration be reasonably satisfied that the Property will meet Minimum Seismic Criteria following completion of the restoration, Grantor hereby agreeing to supply Beneficiary with such evidence thereof as Beneficiary shall request from time to time.

     "Projected Debt Service Coverage" means a number calculated by dividing Projected Operating Income Available for Debt Service (as hereinafter defined) for the first fiscal year following restoration of the Property by the debt service during the same fiscal year under all indebtedness secured by a first mortgage lien on any portion of the Property. For purposes of the preceding sentence, "debt service" means the greater of (x) debt service due under all such indebtedness during the first fiscal year following completion of the restoration of the Property or (y) debt service that would be due and payable during such fiscal year if all such indebtedness were amortized over 20 years (whether or not amortization is actually required) and if interest on such indebtedness were due as it accrues at the face rate shown on the notes therefor (whether or not interest payments based on such face rates are required).

     "Projected Operating Income Available for Debt Service" means projected gross annual rent from the Approved Leases for the first full fiscal year following completion of the restoration of the Property less:

     (A) The operating expenses of the Property for the last fiscal year preceding the casualty and

     (B)  the following:

          (i) a replacement reserve for future tenant improvements, leasing commissions and structural items based on not less than $1.80 per square foot per annum;

          (ii) the amount, if any, by which actual gross income during such fiscal period exceeds that which would be earned from the rental of 85% of the gross leasable area in the Property;

          (iii)the amount, if any, by which the actual management fee is less than 2% of gross revenue during such fiscal period;

          (iv) the amount, if any, by which the actual real estate taxes are less than $2.10 per square foot per annum; and

          (v) the amount, if any, by which total actual operating expenses, excluding management fees, real estate taxes and replacement reserves, are less than $1.40 per square foot per annum.

     All  projections   referenced   above  shall  be  calculated  in  a  manner
satisfactory to Beneficiary.

CONDEMNATION. Grantor hereby assigns to Beneficiary (i) any award and any other proceeds resulting from damage to, or the taking of, all or any portion of the Property, and (ii) the proceeds from any sale or transfer in lieu thereof (collectively, "Condemnation Proceeds") in connection with condemnation proceedings or the exercise of any power of eminent domain or the threat thereof (hereinafter, a "Taking"); if the Condemnation Proceeds related to a Facility are less than the Allocated Loan Amount for the Facility and such damage or Taking occurs prior to the last three years of the term of the Notes, such Condemnation Proceeds (less expenses of collection) shall be applied to restoration of the Facility to its condition, or the functional equivalent of its condition prior to the Taking, subject to the conditions set forth above in the section entitled "Insurance" and subject to the further condition that restoration or replacement of the improvements on the Land to their functional and economic utility prior to the Taking be possible. Any portion of such award and proceeds not applied to restoration shall, at Beneficiary's option, be applied on the Indebtedness, whether due or not, or be released to Grantor, but such application or release shall not cure or waive any default under any of the Loan Documents.

TAXES AND SPECIAL ASSESSMENTS. Grantor agrees to pay before delinquency all taxes and special assessments of any kind that have been or may be levied or assessed against the Property, this instrument, the Notes or the Indebtedness, or upon the interest of Trustee or Beneficiary in the Property, this instrument, the Notes or the Indebtedness, and to procure and deliver to Beneficiary within 30 days after Beneficiary shall have given a written request to Grantor, the official receipt of the proper officer showing timely payment of all such taxes and assessments; provided, however, that Grantor shall not be required to pay any such taxes or special assessments if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and funds sufficient to satisfy the contested amount have been deposited in an escrow satisfactory to Beneficiary.

PERSONAL PROPERTY. With respect to the Personal Property, Grantor hereby represents, warrants and covenants as follows:

     (a) Except for the security interest granted hereby, Grantor is, and as to portions of the Personal Property to be acquired after the date hereof will be, the sole owner of the Personal Property, free from any lien, security interest, encumbrance or adverse claim thereon of any kind whatsoever. Grantor shall notify Beneficiary of, and shall indemnify and defend Beneficiary and the Personal Property against, all claims and demands of all persons at any time claiming the Personal Property or any part thereof or any interest therein.

     (b) Except as otherwise provided above, Grantor shall not lease, sell, convey or in any manner transfer the Personal Property without the prior consent of Beneficiary.

     (c) Grantor is a limited partnership organized under the laws of the State of Delaware. Until the Indebtedness is paid in full, Grantor (i) shall not change its legal name without providing Beneficiary with thirty (30) days prior written notice; (ii) shall not change its state of organization; and (iii) shall preserve its existence and shall not, in one transaction or a series of transactions, merge into or consolidate with any other entity.

     (d) At the request of Beneficiary, Grantor shall join Beneficiary in executing one or more financing statements and continuations and amendments thereof pursuant to the Uniform Commercial Code in form satisfactory to
Beneficiary, and Grantor shall pay the cost of filing the same in all public offices wherever filing is deemed by Beneficiary to be necessary or desirable. Grantor shall also, at Grantor's expense, take any and all other action requested by Beneficiary to perfect Beneficiary's security interest under the Uniform Commercial Code with respect to the Personal Property, including, without limitation, exercising Grantor's best efforts to obtain any consents, agreements or acknowledgments required of third parties to perfect Beneficiary's security interest in Personal Property consisting of deposit accounts, letter-of-credit rights, investment property, and electronic chattel paper.

OTHER LIENS. Grantor agrees to keep the Property or any Personal Property free from all other liens either prior or subsequent to the lien created by this instrument other than liens created by the Transaction Documents. The (i) creation of any other lien on any portion of the Property or on any Personal Property, whether or not prior to the lien created hereby or (ii) assignment or pledge by Grantor of its revocable license to collect, use and enjoy rents and profits from the Property, shall constitute a default under the terms of this instrument; except that upon written notice to Beneficiary, Grantor may, after the Loan Closing Date (as defined in the Commitment), proceed to contest in good faith and by appropriate proceedings any mechanics liens, tax liens or judgment liens with respect to the Property or any Personal Property described herein, provided funds sufficient to satisfy the contested amount have been deposited in an escrow account satisfactory to Beneficiary.

LEASES. Grantor covenants with Beneficiary (a) to observe and perform all the obligations imposed upon the lessor under all leases and not to do or permit to be done anything to impair the same without Beneficiary's prior written consent,
(b) not to collect any of the rent or other amounts due under any lease or other issues or profits from the Property in any manner in advance of the time when the same shall become due (save and except only for collecting one month's rent in advance plus tenant contributions toward operating expenses plus the security deposit, if any, at the time of execution of a lease), (c) not to execute any other assignment of rents, issues, or profits arising or accruing from any of the leases or from the Property, except the Transaction Documents, (d) not to enter into any lease agreement affecting the Property, except those leases entered into in the ordinary course of business and utilizing Grantor's standard form lease previously approved by Beneficiary, with no substantial modifications thereto, without the prior written consent of Beneficiary, (e) to execute and deliver, at the request of Beneficiary, all such further assurances and acknowledgments of the assignment contained herein and the other provisions hereof, with respect to specific leases or otherwise, as Beneficiary shall from time to time require, (f) to obtain from any tenant at the Property, from time to time as requested by Beneficiary, estoppel certificates, in form and substance satisfactory to Beneficiary, confirming the terms of such tenant's lease and the absence of default thereunder, and (g) not to cancel, surrender or terminate any lease, exercise any option which might lead to such termination or consent to any change, modification, or alteration thereof, to the release of any party liable thereunder or to the assignment of the lessee's interest therein, without the prior written consent of Beneficiary, and any of said acts, if done without the prior written consent of Beneficiary, shall be null and void. Notwithstanding clause (g) of the preceding sentence, with respect to all leases (other than leases as to which Beneficiary, Grantor and tenant have executed a separate non-disturbance and attornment agreement), Grantor may take actions described in clause (g) without Beneficiary's prior written consent (but with written notice thereof to Beneficiary), if and only if such action is consistent with the usual and customary operation of the Property.

COSTS, FEES AND EXPENSES. Grantor agrees to pay all costs, fees and expenses of this trust; to appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of Beneficiary or Trustee hereunder; to pay all costs and expenses, including the cost of obtaining evidence of title and reasonable attorney's fees, incurred in connection with any such action or proceeding; and to pay any and all attorney's fees and expenses of collection and enforcement in the event the Notes are placed in the hands of an attorney for collection, enforcement of any of the Loan Documents is undertaken or suit is brought thereon.

FAILURE OF GRANTOR TO ACT. If Grantor fails to make any payment or do any act as herein provided, Beneficiary or Trustee may, without obligation so to do, without notice to or demand upon Grantor and without releasing Grantor from any obligation hereof: (i) make or do the same in such manner and to such extent as Beneficiary may deem necessary to protect the security hereof, Beneficiary or Trustee being authorized to enter upon the Property for such purpose; (ii) appear in and defend any action or proceeding purporting to affect the security hereof, or the rights or powers of Beneficiary or Trustee; (iii) pay, purchase, contest or compromise any encumbrance, charge or lien which in the judgment of Beneficiary appears to be prior or superior hereto; and (iv) in exercising any such powers, pay necessary expenses, employ counsel and pay its reasonable fees. Sums so expended shall be payable by Grantor immediately upon demand with interest from date of expenditure at the Default Rate (as defined in the Notes). All sums so expended by Beneficiary and the interest thereon shall be included in the Indebtedness and secured by the lien of this instrument.

EVENT OF  DEFAULT  AND  CROSS  DEFAULT.  Any  default  by  Grantor  or the Other
Borrowers in making any required payment of the Indebtedness or the Other Indebtedness or any default in any provision, covenant, agreement, warranty or certification contained in any of the Transaction Documents shall, except as provided in the two immediately succeeding paragraphs, constitute an "Event of Default".

NOTICE OF DEFAULT. A default in any payment required in the Notes or Other Note or any other Transaction Document, whether or not payable to Beneficiary, (a "Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Monetary Default by payment of all amounts in default (including payment of interest at the Default Rate, as defined in the Notes or Other Note, from the date of default to the date of cure on amounts owed to Beneficiary) within five
(5) business days after the date on which Beneficiary shall have given such notice to Grantor and Other Borrowers.

     Any other default under the Notes or Other Note or under any other Transaction Document (a "Non-Monetary Default") shall not constitute an Event of Default unless Beneficiary shall have given a written notice of such Non-Monetary Default to Grantor and the Other Borrowers and Grantor and the Other Borrowers shall not have cured such Non-Monetary Default within thirty
(30) days after the date on which Beneficiary shall have given such notice of default to Grantor and the Other Borrowers (or, if the Non-Monetary Default is not curable within such 30-day period, Grantor and the Other Borrowers shall not have diligently undertaken and continued to pursue the curing of such Non-Monetary Default and deposited an amount sufficient to cure such Non-Monetary Default in an escrow account satisfactory to Beneficiary).

     In no event shall the notice and cure period provisions recited above constitute a grace period for the purposes of commencing interest at the Default Rate (as defined in the Note and Other Notes).

SUBSTITUTION OF TRUSTEE. Beneficiary and its successors and assigns may for any reason and at any time appoint a new or substitute Trustee by written appointment delivered to such new or substitute Trustee without notice to Grantor, without notice to, or the resignation or withdrawal by, the existing Trustee and without recordation of such written appointment unless notice or recordation is required by the laws of the jurisdiction in which the Property is located. Upon delivery of such appointment, the new or substitute Trustee shall be vested with the same title and with the same powers and duties granted to the original Trustee.

APPOINTMENT OF RECEIVER. Upon commencement of any proceeding to enforce any right under this instrument, including foreclosure thereof, Beneficiary (without limitation or restriction by any present or future law, without regard to the solvency or insolvency at that time of any party liable for the payment of the Indebtedness, without regard to the then value of the Property, whether or not there exists a threat of imminent harm, waste or loss to the Property and whether or not the same shall then be occupied by the owner of the equity of redemption as a homestead) shall have the absolute right to the appointment of a receiver of the Property and of the revenues, rents, profits and other income therefrom, and said receiver shall have (in addition to such other powers as the court making such appointment may confer) full power to collect all such income and, after paying all necessary expenses of such receivership and of operation, maintenance and repair of said Property, to apply the balance to the payment of any of the Indebtedness then due.

FORECLOSURE. Upon the occurrence of an Event of Default, the entire unpaid Indebtedness shall, at the option of Beneficiary, become immediately due and payable for all purposes without any notice or demand, except as required by law (ALL OTHER NOTICE OF THE EXERCISE OF SUCH OPTION, OR OF THE INTENT TO EXERCISE SUCH OPTION, BEING HEREBY EXPRESSLY WAIVED), and Beneficiary may, in addition to exercising any rights it may have with respect to the Personal Property under the Uniform Commercial Code of the jurisdiction in which the Property is located, institute proceedings in any court of competent jurisdiction to foreclose this instrument as a mortgage, or to enforce any of the covenants hereof, or Trustee or Beneficiary may, either personally or by agent or attorney in fact, enter upon and take possession of the Property and may manage, rent or lease the Property or any portion thereof upon such terms as Beneficiary may deem expedient, and collect, receive and receipt for all rentals and other income therefrom and apply the sums so received as hereinafter provided in case of sale. Trustee is hereby further authorized and empowered, either after or without such entry, to sell and dispose of the Property en masse or in separate parcels (as Trustee may think best), and all the right, title and interest of Grantor therein, by advertisement or in any manner provided by the laws of the jurisdiction in which the Property is located, (GRANTOR HEREBY EXPRESSLY WAIVES ANY RIGHT TO A HEARING PRIOR TO SUCH SALE), and to issue, execute and deliver a deed of conveyance, all as then may be provided by law; and Trustee shall, out of the proceeds or avails of such sale, after first paying and retaining all fees, charges, costs of advertising the Property and of making said sale, and attorneys' fees as herein provided, pay to Beneficiary or the legal holder of the Indebtedness the amount thereof, including all sums advanced or expended by Beneficiary or the legal holder of the Indebtedness, with interest from date of advance or expenditure at the Default Rate (as defined in the Notes), rendering the excess, if any, as provided by law; such sale or sales and said deed or deeds so made shall be a perpetual bar, both in law and equity, against Grantor, the heirs, successors and assigns of Grantor, and all other persons claiming the Property aforesaid, or any part thereof, by, from, through or under Grantor. The legal holder of the Indebtedness may purchase the Property or any part thereof, and it shall not be obligatory upon any purchaser at any such sale to see to the application of the purchase money.

PROHIBITION ON TRANSFER. A. The present ownership and management of the Property is a material consideration to Beneficiary in making the loan secured by this instrument, and Grantor shall not (i) convey title to all or any part of the Property, (ii) enter into any contract to convey (land contract/installment sales contract/contract for deed) title to all or any part of the Property which gives a purchaser possession of, or income from, the Property prior to a transfer of title to all or any part of the Property ("Contract to Convey") or
(iii) cause or permit a Change in the Proportionate Ownership (as hereinafter defined) of Grantor. Any such conveyance, entering into a Contract to Convey, or Change in the Proportionate Ownership of Grantor shall constitute a default hereunder.

     B. For purposes of this instrument, a "Change in the Proportionate Ownership" means any transfer which results in Carl E. Berg and/or Permitted Transferee's (as defined below) collectively, owning less than 49% of Carl E. Berg's direct and indirect ownership interest in Grantor (existing on the date of initial advance of funds, as represented in the Certification) without Beneficiary's approval.

     C. Notwithstanding the above, a transfer of Carl E. Berg's ownership in Grantor (i) to and among the Berg Family (as hereinafter defined) shall be permitted for estate planning purposes or upon the death or incompetency of Carl
E. Berg, and (ii) to any entity owned and controlled (ownership and voting interest in excess of 50% by the Berg Family) shall be permitted for estate planning purposes or upon the death or incompetency of Carl E. Berg. A person or entity holding a direct or indirect ownership interest by virtue of a transfer described in this subpart C. is a "Permitted Transferee."

     D. For purposes hereof, the "Berg Family" shall mean Carl E. Berg, his spouse, his descendants and their spouses, Clyde J. Berg, any trusts or estates for the benefit of said parties, and any entities owned and controlled (ownership and voting interests in excess of 50%) by said parties.

     E. A conversion of all or part of the ownership interest of Carl E. Berg from limited partnership units ("L.P. Units") of Grantor to common shares of Guarantor shall be permitted provided Carl E. Berg's combined interest in common shares and L.P. Units for Grantor satisfies the threshold established in subpart
B. this provision.

FINANCIAL STATEMENTS.  Grantor agrees to furnish to Beneficiary:

(A) the following financial statements for the Property within 90 days after the close of each fiscal year of Grantor (the "Property Financial Statements Due Date"):

     (i)  an unaudited balance sheet as of the last day of such fiscal year;

     (ii) an unaudited statement of operations for such fiscal year with a detailed line item break-down of all sources of income and expenses, including capital expenses broken down between, leasing commissions, tenant improvements, capital maintenance, common area renovation, and expansion;

     (iii)a current rent roll identifying location, leased area, lease begin and end dates, current contract rent, rent increases and increase dates, percentage rent, expense reimbursements, and any other recovery items;

     (iv) an operating budget for the current fiscal year; and

(B) the following financial statements for Grantor and Guarantor within 90 days after the close of each fiscal year of Grantor and Guarantor, respectively (the "Grantor/Guarantor Financial Statements Due Date")

     (i)  an audited balance sheet as of the last day of such fiscal year; and

     (ii) an audited statement of cash flows for such fiscal year; and

(C) to the extent the following tenants are not publicly traded, Grantor will use its best efforts to obtain the following financial statements for Fujitsu (formerly known as Amdahl), Apple, JDS Uniphase and Nortel Networks within 90 days after the close of each fiscal year of each respective tenant (the "Tenant Financial Statements Due Date"):

     (i) an audited, or unaudited if audited is not available, balance sheet as of the last day of such fiscal year; and

     (ii) an audited, or unaudited if audited is not available, statement of cash flows for such fiscal period.

     The  Property  Financial   Statements  Due  Date,  the   Grantor/Guarantors
Financial Statements Due Date, and the Tenant Financial Statements Due Date are each sometimes hereinafter referred to as a "Financial Statements Due Date".

     If  audited,  the  financial  statements  identified  in  sections  (A)(i),
(A)(ii), (B)(i), (B)(ii), (C)(i) and (C)(ii) above, shall each be prepared in accordance with generally accepted accounting principles by a "Big Four" accounting firm or, alternatively, a certified public accountant satisfactory to Beneficiary. All unaudited financial statements for Grantor, Property, and Guarantor shall contain a certification by the managing general partner of Grantor stating that they have been prepared in accordance with generally accepted accounting principles and that they are true and correct. The expense of preparing all of the financial statements required in (A) and (B) above, shall be borne by Grantor.

     Grantor acknowledges that Beneficiary requires the financial statements to record accurately the value of the Property for financial and regulatory reporting.

     In addition to all other remedies available to Beneficiary hereunder, at law and in equity, if any financial statement or proof of payment of property taxes and assessments is not furnished to Beneficiary as required in this section entitled "Financial Statements" and in the section entitled "Taxes and Special Assessments", within 30 days after Beneficiary shall have given written notice to Grantor that it has not been received as required,

     (x) interest on the unpaid principal balance of the Indebtedness and the Other Notes shall as of the applicable Financial Statements Due Date or the date such proof of payment of property taxes and assessments was due, accrue and become payable at a rate equal to the sum of the Interest Rate (as defined in the Notes) plus one percent (1%) per annum (the "Increased Rate"); and

     (y) Beneficiary may elect to obtain an independent appraisal and audit of the Property at Grantor's expense, and Grantor agrees that it will, upon request, promptly make Grantor's books and records regarding the Property available to Beneficiary and the person(s) performing the appraisal and audit (which obligation Grantor agrees can be specifically enforced by Beneficiary).

     The amount of the payments due under the Notes and Other Note during the time in which the Increased Rate shall be in effect shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Increased Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date (as defined in the Notes and Other Note). Interest shall continue to accrue and be due and payable monthly at the Increased Rate until the financial statements and proof of payment of property taxes and assessments (as requested by Beneficiary) shall be furnished to Beneficiary as required. Commencing on the date on which the financial statements and proof of payment of property taxes and assessments are received by Beneficiary, interest on the unpaid principal balance shall again accrue at the Interest Rate and the payments due during the remainder of the term of the Notes and Other Note shall be changed to an amount which is sufficient to amortize the then unpaid principal balance at the Interest Rate during the then remaining portion of a period of 20 years commencing with the Amortization Period Commencement Date. Notwithstanding the foregoing, Beneficiary shall have the right to conduct an independent audit at its own expense at any time.

PROPERTY MANAGEMENT. The management company for the Property shall be satisfactory to Beneficiary. Any change in the management company without the prior written consent of Beneficiary shall constitute a default under this instrument. Beneficiary shall be reasonable in giving its approval, and Beneficiary may require that the new management company, by itself or through its manager, have good character and reputation, and demonstrated ability and experience in the operation and leasing of at least one million square feet of property similar to the Property.

EARTHQUAKE.  If the Property is damaged by an earthquake  during the term of the
Indebtedness:

     (A) Beneficiary may require a new "Seismic Risk Estimate" (as hereinafter defined) to be performed at Grantor's expense, and

     (B) Grantor shall perform repair and retrofit work, satisfactory to Beneficiary, which results in (i) the complete repair of the Property and
     (ii) the performance of a subsequent Seismic Risk Estimate verifying that the Property meets "Minimum Seismic

     Criteria" (as hereinafter defined). Such work shall be commenced and completed as soon as possible and in any event within one year of the earthquake.

     Without limiting the Grantor's obligation to cause the Property to satisfy Minimum Seismic Criteria, during any period of time in which the Property does not satisfy Minimum Seismic Criteria, Grantor shall provide Beneficiary with evidence of, and maintain, "Earthquake Insurance" (as hereinafter defined).

     As used herein, "Earthquake Insurance" means a policy satisfactory to Beneficiary with a deductible of no greater than 5% of the "Replacement Cost" (as hereinafter defined) and in an amount calculated as follows: (i) the "Loan Amount" (as hereinafter defined) plus (ii) the "Specified Loss Dollar Amount" (as defined below) plus (iii) 5% of the Replacement Cost minus (iv) 90% of the "Market Value" (as hereinafter defined).

     As used herein, "Loan Amount" shall mean the total principal amount advanced at closing under the Other Note.

     As used herein, "Loan Plus Specified Loss" means the sum of the Loan Amount and the Specified Loss Dollar Amount (as hereinafter defined).

     As used herein, "Market Value" means the estimated fair market value of the Property, determined by Beneficiary in its sole discretion, at the time a Seismic Risk Estimate is performed.

     As used herein, "Minimum Seismic Criteria" means that both the Specified Loss Percentage (as hereinafter defined) for the Property is less than or equal to 30% and the Loan Plus Specified Loss is less than or equal to 90% of the Market Value.

     As used herein, "Model" means a computer based seismic model selected by Beneficiary, currently the Insurance and Investment Risk Assessment System ("IRAS") program by Risk Management Solutions ("RMS").

     As used herein, "Replacement Cost" means the estimated total cost, determined by Beneficiary in its sole discretion, to construct all of the Improvements as if the Property were completely unimproved (not including the cost of site work, utilities and foundation).

     As used herein, "Seismic Risk Estimate" refers to the results of a seismic risk estimate for the Property produced by the Model. Grantor agrees that it will not rely for its own evaluation purposes on the Seismic Risk Estimate produced by or for Beneficiary.

     As used herein, "Specified Loss Dollar Amount" means the "Specified Loss Percentage" (as hereinafter defined) multiplied by the Replacement Cost.

     As used herein, "Specified Loss Percentage" means an estimate produced by the Model of the earthquake damage to the Property, expressed as a percentage of Replacement Cost. Beneficiary's parameters for the Model are based on a 90% probability that the level of damage predicted will not be exceeded in an earthquake with an expected 475 year return period.

DEPOSITS BY GRANTOR. To assure the timely payment of real estate taxes and special assessments (including personal property taxes, if appropriate), upon the occurrence of an Event of Default, Beneficiary shall thence forth have the option to require Grantor to deposit funds with Beneficiary or in an account satisfactory to Beneficiary, in monthly or other periodic installments in amounts estimated by Beneficiary from time to time sufficient to pay real estate taxes and special assessments as they become due. If at any time the funds so held by Beneficiary, or in such other account, shall be insufficient to pay any of said expenses, Grantor shall, upon receipt of notice thereof, immediately deposit such additional funds as may be necessary to remove the deficiency. All funds so deposited shall be irrevocably appropriated to Beneficiary to be applied to the payment of such real estate taxes and special assessments and, at the option of Beneficiary after default, the Indebtedness.

NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Grantor by certified mail or reputable courier service shall be addressed to Grantor at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Grantor shall designate in a notice to Beneficiary given in the manner described herein. Any notice sent to Beneficiary by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Beneficiary shall designate in a notice given in the manner described herein. Any notice given to Beneficiary shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

MODIFICATION OF TERMS. Without affecting the liability of Grantor or any other person (except any person expressly released in writing) for payment of the Indebtedness or for performance of any obligation contained herein and without affecting the rights of Beneficiary with respect to any security not expressly released in writing, Beneficiary may, at any time and from time to time, either before or after the maturity of the Notes, without notice or consent: (i) release any person liable for payment of all or any part of the Indebtedness or for performance of any obligation; (ii) make any agreement extending the time or otherwise altering the terms of payment of all or any part of the Indebtedness, or modifying or waiving any obligation, or subordinating, modifying or otherwise dealing with the lien or charge hereof; (iii) exercise or refrain from exercising or waive any right Beneficiary may have; (iv) accept additional security of any kind; (v) release or otherwise deal with any property, real or personal, securing the Indebtedness, including all or any part of the Property.

EXERCISE OF OPTIONS. Whenever, by the terms of this instrument, of the Notes or any of the other Loan Documents, Beneficiary is given any option, such option may be exercised when the right accrues, or at any time thereafter, and no acceptance by Beneficiary of payment of Indebtedness in default shall constitute a waiver of any default then existing and continuing or thereafter occurring.

NATURE AND SUCCESSION OF AGREEMENTS. Each of the provisions, covenants and agreements contained herein shall inure to the benefit of, and be binding on, the heirs, executors, administrators, successors, grantees, and assigns of the parties hereto, respectively, and the term "Beneficiary" shall include the owner and holder of the Notes.

LEGAL ENFORCEABILITY. No provision of this instrument, the Notes or any other Loan Documents shall require the payment of interest or other obligation in excess of the maximum permitted by law. If any such excess payment is provided for in any Loan Documents or shall be adjudicated to be so provided, the provisions of this paragraph shall govern and Grantor shall not be obligated to pay the amount of such interest or other obligation to the extent that it is in excess of the amount permitted by law.

LIMITATION OF LIABILITY. Notwithstanding any provision contained herein to the contrary, the personal liability of Grantor shall be limited as provided in the Notes.

MISCELLANEOUS. Time is of the essence in each of the Loan Documents. The remedies of Beneficiary as provided herein or in any other Loan Document or at law or in equity shall be cumulative and concurrent, and may be pursued singly, successively, or together at the sole discretion of Beneficiary, and may be exercised as often as occasion therefor shall occur; and neither the failure to exercise any such right or remedy nor any acceptance by Beneficiary of payment of Indebtedness in default shall in any event be construed as a waiver or release of any right or remedy. Neither this instrument nor any other Loan Document may be modified or terminated orally but only by agreement or discharge in writing and signed by Grantor and Beneficiary. If any of the provisions of any Loan Document or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of such Loan Document and each of the other Loan Documents, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of each of the Loan Documents shall be valid and enforceable to the fullest extent permitted by law.

SURETYSHIP WAIVERS. This instrument is intended to constitute the primary obligation of Grantor with respect to the Obligations, and Grantor is not intended to be a guarantor or surety or otherwise only secondarily liable with respect to matters covered hereby. However, if said Obligations, or any of them, should be determined to not be direct obligations but rather suretyship obligations, Grantor agrees as follows:

Without limiting or lessening the primary liability of Grantor hereunder, Beneficiary may, without notice to Grantor,

     (a)  grant extensions of time or any other indulgences on the Indebtedness;

     (b)  take,  give  up,  modify,  vary,  exchange,   renew  or  abstain  from
          perfecting or taking  advantage of any security for the  Indebtedness;
          and

     (c) accept or make compositions or other arrangements with Other Borrowers under the Transaction Documents, realize on any security, and otherwise deal with Other Borrowers, other parties and any security as Beneficiary may deem expedient; and

All additional demands, presentments, notices of protest and dishonor, and notices of every kind and nature, including those of any action or no action on the part of Other Borrowers, Beneficiary or Grantor, are expressly waived by Grantor. Grantor hereby waives the right to require Beneficiary to proceed against the Other Borrowers or any other party or to proceed against or apply any security it may hold, waives the right to require Beneficiary to pursue any other remedy for the benefit of Grantor and agrees that Beneficiary may proceed against Grantor without taking any action against any other party and without proceeding against or applying any security it may hold. Beneficiary may, at its election, foreclose upon any security held by it in one or more judicial or non-judicial sales, whether or not every aspect of such sale is commercially reasonable, without affecting or impairing the liability of Grantor, except to the extent the Indebtedness shall have been paid. Grantor waives any defense arising out of such an election, notwithstanding that such election may operate to impair or extinguish any right or remedy of Grantor against the Other Borrowers or any other security.

Grantor waives all rights and defenses arising out of an election of remedies by Beneficiary, even though that election of remedies, such as a nonjudicial foreclosure of the Lien Instrument, has destroyed Grantor's right of subrogation and reimbursement against the Other Borrowers by the operation of Section 580d of the California Code of Civil Procedure or otherwise. Grantor waives all rights and defenses that Grantor may have because the Other Borrowers' debt is secured by real property. This means, among other things, that (i) Beneficiary may foreclose on the real and personal property pledged by Grantor without first foreclosing on any real or personal collateral pledged by the Other Borrowers, and (ii) if Beneficiary forecloses on any real property collateral pledged by the Other Borrowers: (A) the amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price and (B) Beneficiary may collect from Grantor even if Beneficiary, by foreclosing on the real property collateral, has destroyed any right Grantor may have to collect from Other Borrowers. This is an unconditional and irrevocable waiver of any rights and defenses Grantor may have because the Other Borrowers' debt is secured by real property. These rights and defenses waived by Grantor include, but are not limited to, any rights or defenses based upon Sections 580a, 580b, 580d or 726 of the California Code of Civil Procedure. Without limiting the foregoing, Grantor hereby waives any and all benefits that might otherwise be available to Grantor under California Civil Code Sections 2809, 2810, 2819, 2839, 2845, 2849, 2850, 2899 and 3433.

SUBORDINATION. Notwithstanding anything to the contrary contained in this Deed of Trust (Second Priority), the terms and provisions of this Deed of Trust (Second Priority) and the lien created hereby shall be subject and subordinate to the terms and provisions of the first and prior lien instrument ("First Lien Instrument") of even date herewith executed and delivered by Grantor to Beneficiary to secure the Other Note, the lien created thereby and all modifications  and  supplements  thereto.  The  First  Lien  Instrument  and the indebtedness secured thereby, and any increases therein or renewals or extensions thereof, shall unconditionally be and remain at all times a lien or charge on the Land prior and superior to the lien or charge of this Deed of Trust (Second Priority).

WAIVER OF JURY TRIAL. Grantor hereby waives any right to trial by jury with respect to any action or proceeding (a) brought by Grantor, Beneficiary or any other person relating to (i) the obligations secured hereby and/or any understandings or prior dealings between the parties hereto or (ii) the Loan Documents or the Environmental Indemnity Agreement, or (b) to which Beneficiary is a party.

CAPTIONS. The captions contained herein are for convenience and reference only and in no way define, limit or describe the scope or intent of, or in any way affect this instrument.

GOVERNING LAW. This instrument shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this instrument shall be brought in a state or federal court located in the State of California, and Beneficiary and Grantor hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California

REQUEST FOR NOTICE. Pursuant to California Government Code Section 27321.5(b), Grantor hereby requests that a copy of any notice of default and a copy of any notice of sale given pursuant to this instrument be mailed to Grantor at the address set forth herein.

     IN WITNESS WHEREOF, this instrument has been executed by the Grantor as of the day and year first above written.


                MISSION WEST PROPERTIES, L.P. II, a Delaware limited partnership

                By:      Mission West Properties, Inc., a
                         Maryland corporation, its general
                         partner

                         By: Carl E. Berg

                         Name: Carl E. Berg

                         Title: CEO of G.P.

STATE OF California                         )
                                            )ss.
COUNTY OF         Santa Clara               )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature /s/   GW Shott
         -----------------------------------
         G.W. Shott
         -----------------------------------
         Name (typed or printed)




This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"
                                (Mission West II)



PROPERTY ONE:

All that certain real property situated in the City of San Jose, County of Santa Clara, State of California, described as follows:

Parcel 2, as shown on the Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on November 26, 1979, in Book 455 of Maps, Page(s) 1 and 2.

Assessors Parcel No:  706-09-023

PROPERTY TWO:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on May 22, 1980, in Book 463 of Maps, Page(s) 43 and 44.

Assessors Parcel No:  706-02-034


PROPERTY THREE:

Parcel 7, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 5, 1984, in Book 536 of Maps, Page(s) 41, 42 and 43.

Assessors Parcel No:  086-33-092

PROPERTY FOUR:

Parcel 3 as shown on that Parcel Map filed for recorded in the Office of the Recorder of the County of Santa Clara, State of California on December 5, 1984, in Book 536 of Maps, Page(s) 41, 42 and 43.

Assessors Parcel No:  086-41-017 & 086-41-018

EXHIBIT 10.41

RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn
Loan No. C-332757      SPACE ABOVE THIS LINE FOR RECORDER'S USE
---------------------------------------------------------------

            ABSOLUTE ASSIGNMENT OF LEASES AND RENTS (FIRST PRIORITY)
                          Mission West Properties, L.P.
                               (With License Back)

     THIS Absolute Assignment of Leases and Rents (First Priority) (this "Assignment") is made as of the 3rd day of January, 2003, by and between MISSION WEST PROPERTIES, L.P., a Delaware limited partnership, whose mailing address is 10050 Bandley Drive, Cupertino, CA 95014, (herein called "Borrower") and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, whose mailing address is c/o Real Estate Department, 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202, (herein called "Lender").

                               W I T N E S S E T H

     FOR AND IN CONSIDERATION of the indebtedness hereinafter described, Borrower has granted, bargained, sold and conveyed, and by these presents does grant, bargain, sell and convey, unto Lender, its successors and assigns forever, all and singular the property hereinafter described (collectively, the "Security"), to wit:

          (a) All rents, issues and profits arising from or related to the land, situated in the City of San Jose, County of Santa Clara and State of California and described in Exhibit "A" attached hereto and fully incorporated herein by reference for all purposes and all improvements and any other property, whether real, personal or mixed, located thereon (which land, improvements and other property are hereinafter collectively called the "Property");

          (b) All of Borrower's rights, titles, interests and privileges, as lessor, in the leases now existing or hereafter made affecting the Property, whether or not made by Borrower and as the same may have been, or may from time to time hereafter be, modified, extended and renewed (hereinafter collectively called the "Leases"), including without limitation that certain lease dated February 3, 1999 and amended on October 7, 1999, between Borrower, as landlord, and E-Tek Dynamics, Inc., as tenant (the interest of the latter is now held by JDS Uniphase Corporation);

          (c) All tenant security deposits and other amounts due and becoming due under the Leases;

          (d) All guarantees of the Leases, including guarantees of tenant performance;

          (e) All insurance proceeds, including rental loss coverage and business interruption coverage with respect to the Leases; and

          (f) All judgments and settlements of claims in favor of Borrower (including condemnation proceeds, if any) and all rights, claims and causes of action under any court proceeding, including without limitation any bankruptcy, reorganization or insolvency proceeding, or otherwise arising from the Leases.

     TO HAVE AND TO HOLD the Security unto Lender, its successors and assigns forever, and Borrower does hereby bind itself, its heirs, legal representatives, successors and assigns, to warrant and forever defend the Security unto Lender, its successors and assigns forever against the claim or claims of all persons whomsoever claiming the same or any part thereof.

                                    ARTICLE I
                                   DEFINITIONS

     1.01 TERMS DEFINED ABOVE. As used in this Assignment, the terms "Borrower", "Leases", "Lender", "Property", and "Security" shall have the respective meanings indicated above.

     1.02 CERTAIN DEFINITIONS. The following terms shall have the meanings assigned to them below whenever they are used in this Assignment, unless the context clearly otherwise requires. Except where the context otherwise requires, words in the singular form shall include the plural and vice versa.

          "Event of Default" shall mean any Event of Default as defined in the Lien Instrument.

          "Lien Instrument" shall mean that certain Deed of Trust and Security Agreement (First Priority) of even date herewith, executed by Borrower and granting a lien on the Property to a trustee for the benefit of Lender, as such instrument may be amended, renewed and restated from time to time.

          "Loan Commitment", "Loan Documents", "Note" and "Obligations" shall each have the meaning set forth in the Lien Instrument.



                                   ARTICLE II
                                   ASSIGNMENT

     2.01 ABSOLUTE ASSIGNMENT. This Assignment is, and is intended to be, an absolute and present assignment of the Security from Borrower to Lender with a concurrent license back to the Borrower (which license is subject to revocation upon the occurrence of an Event of Default as herein provided) and is not intended as merely the granting of a security interest relating to the Obligations.

     2.02 LICENSE. Borrower is hereby granted the license to manage and control the Security and to collect at the time of, but not prior to, the date provided for the payment thereof, all rents, issues and profits from the Property and to retain, use and enjoy the same. The license created and granted hereby shall be revocable upon the terms and conditions contained herein.

     2.03 REVOCATION OF LICENSE. Immediately upon the occurrence of an Event of Default and at any time thereafter, Lender may, at its option and without regard to the adequacy of the security for the Obligations, either by an authorized representative or agent, with or without bringing or instituting any judicial or other action or proceeding, or by a receiver appointed by a court, immediately revoke the license granted in Section 2.02, as evidenced by a written notice to said effect given to Borrower, and further, at Lender's option (without any obligation to do so), take possession of the Property and the Security and have, hold, manage, lease and operate the Property and the Security on such terms and for such period of time as Lender may deem proper, and, in addition, either with or without taking possession of the Property, demand, sue for or otherwise collect and receive all rents, issues and profits from the Property, including those past due and unpaid, with full power to make, from time to time, all alterations, renovations, repairs or replacements thereto or thereof as may seem proper to the Lender in its sole discretion, and to apply (in such order and priority as Lender shall determine in its sole discretion) such rents, issues and profits to the payment of:

          (a) all expenses of (i) managing the Property, including without implied limitation, the salaries, fees and wages of a managing agent and such other employees as Lender may in its sole discretion deem necessary or desirable, (ii) operating and maintaining the Property, including without implied limitation, all taxes, charges, claims, assessments, water rents, sewer rents and any other liens, and premiums for all insurance which Lender may in its sole discretion deem necessary or desirable, (iii) the cost of any and all alterations, renovations, repairs or replacements of or to the Property, and (iv) any and all expenses incident to taking and retaining possession of the Property and the Security; and

          (b) the Obligations.

The exercise by Lender of the rights granted it in this Section 2.03, and the collection and receipt of rents, issues and profits and the application thereof as herein provided, shall not be considered a waiver of any Event of Default.

     2.04 TRUST FUNDS. All monies or funds covered by this Assignment paid to, or for the benefit of, Borrower after any default are hereby declared, and shall be deemed to be, trust funds in the hands of Borrower for the sole benefit of Lender, until all defaults have been cured or waived or the Obligations have been paid and performed in full. Borrower, or any officer, director, representative or agent thereof receiving such trust funds or having control or direction of same, is hereby made and shall be construed to be a trustee of such trust funds so received or under its control and direction, and such person shall be under a strict obligation and duty should such persons receive or constructively receive trust funds to (1) remit any and all such trust funds to Lender within twenty-four (24) hours of receipt, upon demand therefor by Lender or (2) to apply such trust funds only to Obligations then due or the operating expenses of the Property.

                                   ARTICLE III
                    COVENANTS, REPRESENTATIONS AND WARRANTIES

     3.01 LIABILITY. Lender shall not be liable for any loss sustained by Borrower resulting from Lender's failure to let the Property after an Event of Default or from any other act or omission of Lender in managing the Property or the Security after an Event of Default, except for acts constituting gross negligence or willful misconduct. Lender shall not be obligated to perform or discharge, nor does Lender hereby undertake to perform or discharge, any obligation, duty or liability under any Lease, and Borrower shall and does hereby indemnify Lender for, and save and hold Lender harmless from, any and all liability, loss or damages, except so much thereof as shall result from the gross negligence or willful misconduct of Lender, which may or might be incurred under any Lease or under or by reason of this Assignment and from any and all claims and demands whatsoever which may be asserted against Lender by reason of any alleged obligation or undertaking on its part to perform or discharge any of the terms, covenants or agreements contained in any Lease, including without implied limitation, any claims by any tenants of credit for rents for any period paid to and received by Borrower but not delivered to Lender. Should Lender incur any such liability under any Lease in defense of any such claim or demand, the amount thereof, including without implied limitation all costs, expenses and attorneys' fees, shall be added to the principal of the Note and Borrower shall reimburse Lender therefor immediately upon demand. This Assignment shall not operate to place responsibility upon Lender for the control, care, upkeep, management, operation or repair of the Property and the Security or for the carrying out of any of the terms and conditions of any Lease; nor shall this Assignment operate to make Lender responsible or liable for any waste committed on the Property by the tenants or any other party, for any dangerous or defective condition of the Property or for any negligence in the control, care, upkeep, operation, management or repair of the Property resulting in loss or injury or death to any tenant, licensee, employee, stranger or other person whatsoever.

     3.02 TERMINATION. Upon payment and performance of the Obligations in full, this Assignment shall become null and void and of no further legal force or effect, but the affidavit, certificate, letter or statement of any officer, agent, authorized representative or attorney of Lender showing any part of the Obligations remaining unpaid or unperformed shall be and constitute conclusive evidence of the validity, effectiveness and continuing force of this Assignment upon which any person may, and is hereby authorized to, rely. Borrower hereby authorizes and directs all tenants under the Leases, all guarantors of Leases, all insurers providing rental loss or business interruption insurance with respect to the Property, all governmental authorities and all other occupants of the Property, upon receipt from Lender of written notice to the effect that Lender is then the holder of the Note and that an Event of Default exists, to pay over to Lender all rents and other amounts due and to become due under the Leases and under guaranties of the Leases and all other issues and profits from the Property and to continue so to do until otherwise notified in writing by Lender. This right may be exercised without Lender taking actual or constructive possession of the Property or any part thereof.

     3.03 SECURITY. Lender may take or release any security for the payment or performance of the Obligations, may release any party primarily or secondarily liable therefor and may apply any security held by it to the satisfaction of all or any portion of the Obligations, without prejudice to any of its rights under this Assignment, the other Loan Documents or otherwise available at law or in equity.

     3.04 COVENANTS. Borrower covenants with Lender (a) to observe and perform all the obligations imposed upon the lessor under all Leases and not to do or permit to be done anything to impair the same without Lender's prior written consent, (b) not to collect any of the rent or other amounts due under any Lease or other issues or profits from the Property in any manner in advance of the time when the same shall become due (save and except only for collecting one month's rent in advance plus tenant contributions toward operating expenses plus the security deposit, if any, at the time of execution of a Lease), (c) not to execute any other assignment of rents, issues or profits arising or accruing from the Leases or from the Property, except the Transaction Documents, (d) not to enter into any lease agreement affecting the Property, except those leases entered into in the ordinary course of business and utilizing Borrower's standard form lease previously approved by Lender, with no substantial modifications thereto, without the prior written consent of Lender, (e) to execute and deliver, at the request of Lender, all such further assurances and acknowledgments of the assignment contained herein and the other provisions hereof, with respect to specific Leases or otherwise, as Lender shall from time to time require, (f) to obtain from any tenant at the Property, from time to time as requested by Lender, estoppel certificates, in form and substance satisfactory to Lender, confirming the terms of such tenant's Lease and the absence of default thereunder, and (g) not to cancel, surrender or terminate any Lease, exercise any option which might lead to such termination or consent to any change, modification, or alteration thereof, to the release of any party liable thereunder or to the assignment of the lessee's interest therein, without the prior written consent of Lender, and any of said acts, if done without the prior written consent of Lender, shall be null and void. Notwithstanding clause
(g) of the preceding sentence, with respect to all leases (other than leases as to which Beneficiary, Grantor and tenant have executed a separate non-disturbance and attornment agreement), Grantor may take the actions described in clause (g) without Beneficiary's prior written consent (but with written notice thereof to Beneficiary), if and only if such action is consistent with the usual and customary operation of the Property.

     3.05 AUTHORITY TO ASSIGN. Borrower represents and warrants that (a) Borrower has full right and authority to execute this Assignment and has no knowledge of any existing defaults under any of the existing Leases, (b) all conditions precedent to the effectiveness of said existing Leases have been satisfied, (c) Borrower has not executed or granted any modification of the existing Leases, either orally or in writing, (d) the existing Leases are in full force and effect according to the terms set forth in the lease instruments heretofore submitted to Lender, and (e) Borrower has not executed any other instrument which might prevent Lender from operating under any of the terms and conditions of this Assignment, including any other assignment of the Leases or the rents, issues and profits from the Property.

     3.06 CROSS-DEFAULT. Violation or default under any of the covenants, representations, warranties and provisions contained in this Assignment by Borrower shall be deemed a default hereunder as well as under the terms of the other Loan Documents, and any default thereunder shall likewise be a default under this Assignment. Any default by Borrower under any of the terms of any Lease shall be deemed a default hereunder and under the terms of the other Loan Documents, and any expenditures made by Lender in curing such default on Borrower's behalf, with interest thereon at the Default Rate (as defined in the Note), shall become part of the Obligations.

     3.07 NO MORTGAGEE IN POSSESSION. The acceptance by Lender of this Assignment, with all of the rights, powers, privileges and authority created hereby, shall not, prior to entry upon and taking possession of the Property by Lender, be deemed or construed to constitute Lender a "mortgagee in possession", or hereafter or at any time or in any event obligate Lender to appear in or defend any action or proceeding relating to any Lease, the Property or the Security, to take any action hereunder, to expend any money, incur any expense, perform or discharge any obligation, duty or liability under any Lease, or to assume any obligation or responsibility for any security deposits or other deposits delivered to Borrower by any tenant and not actually delivered to Lender. Lender shall not be liable in any way for any injury or damage to any person or property sustained in or about the Property.

                                   ARTICLE IV
                                     GENERAL

     4.01 REMEDIES. The rights and remedies provided Lender in this Assignment and the other Loan Documents are cumulative. Nothing contained in this Assignment, and no act done or omitted by Lender pursuant hereto, including without implied limitation the collection of any rents, shall be deemed to be a waiver by Lender of any of its rights and remedies under the other Loan Documents or applicable law or a waiver of any default under the other Loan Documents, and this Assignment is made and accepted without prejudice to any of the rights and remedies provided Lender by the other Loan Documents. The right of Lender to collect the principal sum and interest due on the Note and to enforce the other Loan Documents may be exercised by Lender either prior to, simultaneously with, or subsequent to any action taken by it hereunder.

     4.02 NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Borrower by certified mail or reputable courier service shall be addressed to Borrower at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Borrower shall designate in a notice to Lender given in the manner described herein. Any notice sent to Lender by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Lender shall designate in a notice given in the manner described herein. Any notice given to Lender shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

     4.03 CAPTIONS. The titles and headings of the various Articles and Sections hereof are intended solely for reference and are not intended to modify, explain or affect the meaning of the provisions of this Assignment.

     4.04 SEVERABILITY. If any of the provisions of this Assignment or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of this Assignment, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of this Assignment shall be valid and enforceable to the fullest extent permitted by law.

     4.05 ATTORNEYS' FEES. In the event of any controversy, claim, dispute, or litigation between the parties hereto to enforce any provision of this Assignment or any right of Lender hereunder, Borrower agrees to pay to Lender all costs and expenses, including reasonable attorneys' fees incurred therein by Lender, whether in preparation for or during any trial, as a result of an appeal from a judgment entered in such litigation or otherwise.

     4.06 AMENDMENTS. This Assignment may not be modified, amended or otherwise changed in any manner unless done so by a writing executed by the parties hereto.

     4.07 BENEFITS. This Assignment and all the covenants, terms and provisions contained herein shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and assigns.

     4.08 ASSIGNMENT. Borrower shall have no right to assign or transfer the revocable license granted herein. Any such assignment or transfer shall constitute a default.

     4.09 TIME OF ESSENCE. Time is of the essence of this Assignment.

     4.10 GOVERNING LAW. This Assignment shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this Assignment shall be brought in a state or federal court located in the State of California, and Lender and Borrower hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

     4.11 LIMITATION OF LIABILITY. Notwithstanding any provision contained in this Assignment, the personal liability of Borrower shall be limited as provided in the Note.

     IN WITNESS WHEREOF, this Assignment has been entered into as of the day and year first-above written.

          BORROWER:      MISSION WEST PROPERTIES, L.P.,
                         a Delaware limited partnership

                         By:      Mission West Properties, Inc., a
                                  Maryland corporation, its general partner

                                  By: Carl E. Berg

                                  Name: Carl E. Berg

                                  Title: CEO of G.P.



          LENDER: THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation

                         By: Northwestern Investment Management Company, LLC, a Delaware limited liability company, its wholly-owned affiliate and authorized representative

                              By: /s/     ER Skagg
                                 -----------------------------------------
                                 E.R. Skaggs, Managing Director

                              Attest:  /s/ Richard A. Schnell
                                     -------------------------------------
                                     Richard A. Schnell, Assistant Secretary

STATE OF California                         )
                                            )ss.
COUNTY OF         Santa Clara               )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature    /s/     GW Shott
         -----------------------------------
         G.W. Shott
         -----------------------------------
         Name (typed or printed)

STATE OF WISCONSIN                          )
                                            )ss.
COUNTY OF MILWAUKEE                         )

The foregoing instrument was acknowledged before me this 3rd day of January, 2003, by E.R. Skaggs and Richard A. Schnell, the Managing Director and Assistant Secretary respectively, of Northwestern Investment Management Company, LLC, on behalf of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY and acknowledged the execution of the foregoing instrument as the act and deed of said corporation.

My commission expires: May 9, 2004

                                               Janet M. Szukalski, Notary Public





This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"

                                (Mission West LP)

Parcel One:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997, in Book 698 of Maps, Page(s) 1 and 2.

Reserving therefrom an easement for ingress and over that portion of land designated and delineated as "C.O.E.- 30'" Reciprocal-Ingress, Egress- Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California, on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Parcel Two:

An easement for ingress and egress over those portion of Parcel 2 designated and delineated as "C.O.E.- 30' Reciprocal-Ingress, Egress-Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Parcel Three:

An easement for ingress and egress over those portion of Parcel 3 designated and delineated as "C.O.E-26'Reciprocal-Ingress, Egress-Easement" on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 23, 1997 in Book 698 of Maps, Pages 1 and 2.

Assessors Parcel No:  244-13-015

EXHIBIT 10.42

RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn
Loan No. C-332757      SPACE ABOVE THIS LINE FOR RECORDER'S USE
-------------------------------------------------------------------------------

            ABSOLUTE ASSIGNMENT OF LEASES AND RENTS (FIRST PRIORITY)
                         Mission West Properties, L.P. I
                               (With License Back)

     THIS Absolute Assignment of Leases and Rents (First Priority) (this "Assignment") is made as of the 3rd day of January, 2003, by and between MISSION WEST PROPERTIES, L.P. I, a Delaware limited partnership, whose mailing address is 10050 Bandley Drive, Cupertino, CA 95014, (herein called "Borrower") and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, whose mailing address is c/o Real Estate Department, 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202, (herein called "Lender").

                               W I T N E S S E T H

     FOR AND IN CONSIDERATION of the indebtedness hereinafter described, Borrower has granted, bargained, sold and conveyed, and by these presents does grant, bargain, sell and convey, unto Lender, its successors and assigns forever, all and singular the property hereinafter described (collectively, the "Security"), to wit:

          (a) All rents, issues and profits arising from or related to the land, situated in the Cities of Santa Clara and Cupertino, County of Santa Clara and State of California and described in Exhibit "A" attached hereto and fully incorporated herein by reference for all purposes and all improvements and any other property, whether real, personal or mixed, located thereon (which land, improvements and other property are hereinafter collectively called the "Property");

          (b) All of Borrower's rights, titles, interests and privileges, as lessor, in the leases now existing or hereafter made affecting the Property, whether or not made by Borrower and as the same may have been, or may from time to time hereafter be, modified, extended and renewed (hereinafter collectively called the "Leases"), including without limitation that certain lease dated July 1, 2002 between Borrower, as landlord, and Apple Computer, Inc., as tenant;

          (c) All tenant security deposits and other amounts due and becoming due under the Leases;

          (d) All guarantees of the Leases, including guarantees of tenant performance;

          (e) All insurance proceeds, including rental loss coverage and business interruption coverage with respect to the Leases; and

          (f) All judgments and settlements of claims in favor of Borrower (including condemnation proceeds, if any) and all rights, claims and causes of action under any court proceeding, including without limitation any bankruptcy, reorganization or insolvency proceeding, or otherwise arising from the Leases.

     TO HAVE AND TO HOLD the Security unto Lender, its successors and assigns forever, and Borrower does hereby bind itself, its heirs, legal representatives, successors and assigns, to warrant and forever defend the Security unto Lender, its successors and assigns forever against the claim or claims of all persons whomsoever claiming the same or any part thereof.

                                    ARTICLE I
                                   DEFINITIONS

     1.01 TERMS DEFINED ABOVE. As used in this Assignment, the terms "Borrower", "Leases", "Lender", "Property", and "Security" shall have the respective meanings indicated above.

     1.02 CERTAIN DEFINITIONS. The following terms shall have the meanings assigned to them below whenever they are used in this Assignment, unless the context clearly otherwise requires. Except where the context otherwise requires, words in the singular form shall include the plural and vice versa.

          "Event of Default" shall mean any Event of Default as defined in the Lien Instrument.

          "Lien Instrument" shall mean that certain Deed of Trust and Security Agreement (First Priority) of even date herewith, executed by Borrower and granting a lien on the Property to a trustee for the benefit of Lender, as such instrument may be amended, renewed and restated from time to time.

          "Loan Commitment", "Loan Documents", "Note" and "Obligations" shall each have the meaning set forth in the Lien Instrument.



                                   ARTICLE II
                                   ASSIGNMENT

     2.01 ABSOLUTE ASSIGNMENT. This Assignment is, and is intended to be, an absolute and present assignment of the Security from Borrower to Lender with a concurrent license back to the Borrower (which license is subject to revocation upon the occurrence of an Event of Default as herein provided) and is not intended as merely the granting of a security interest relating to the Obligations.

     2.02 LICENSE. Borrower is hereby granted the license to manage and control the Security and to collect at the time of, but not prior to, the date provided for the payment thereof, all rents, issues and profits from the Property and to retain, use and enjoy the same. The license created and granted hereby shall be revocable upon the terms and conditions contained herein.

     2.03 REVOCATION OF LICENSE. Immediately upon the occurrence of an Event of Default and at any time thereafter, Lender may, at its option and without regard to the adequacy of the security for the Obligations, either by an authorized representative or agent, with or without bringing or instituting any judicial or other action or proceeding, or by a receiver appointed by a court, immediately revoke the license granted in Section 2.02, as evidenced by a written notice to said effect given to Borrower, and further, at Lender's option (without any obligation to do so), take possession of the Property and the Security and have, hold, manage, lease and operate the Property and the Security on such terms and for such period of time as Lender may deem proper, and, in addition, either with or without taking possession of the Property, demand, sue for or otherwise collect and receive all rents, issues and profits from the Property, including those past due and unpaid, with full power to make, from time to time, all alterations, renovations, repairs or replacements thereto or thereof as may seem proper to the Lender in its sole discretion, and to apply (in such order and priority as Lender shall determine in its sole discretion) such rents, issues and profits to the payment of:

          (a) all expenses of (i) managing the Property, including without implied limitation, the salaries, fees and wages of a managing agent and such other employees as Lender may in its sole discretion deem necessary or desirable, (ii) operating and maintaining the Property, including without implied limitation, all taxes, charges, claims, assessments, water rents, sewer rents and any other liens, and premiums for all insurance which Lender may in its sole discretion deem necessary or desirable, (iii) the cost of any and all alterations, renovations, repairs or replacements of or to the Property, and (iv) any and all expenses incident to taking and retaining possession of the Property and the Security; and

          (b) the Obligations.

The exercise by Lender of the rights granted it in this Section 2.03, and the collection and receipt of rents, issues and profits and the application thereof as herein provided, shall not be considered a waiver of any Event of Default.

     2.04 TRUST FUNDS. All monies or funds covered by this Assignment paid to, or for the benefit of, Borrower after any default are hereby declared, and shall be deemed to be, trust funds in the hands of Borrower for the sole benefit of Lender, until all defaults have been cured or waived or the Obligations have been paid and performed in full. Borrower, or any officer, director, representative or agent thereof receiving such trust funds or having control or direction of same, is hereby made and shall be construed to be a trustee of such trust funds so received or under its control and direction, and such person shall be under a strict obligation and duty should such persons receive or constructively receive trust funds to (1) remit any and all such trust funds to Lender within twenty-four (24) hours of receipt, upon demand therefor by Lender or (2) to apply such trust funds only to Obligations then due or the operating expenses of the Property.

                                   ARTICLE III
                    COVENANTS, REPRESENTATIONS AND WARRANTIES

     3.01 LIABILITY. Lender shall not be liable for any loss sustained by Borrower resulting from Lender's failure to let the Property after an Event of Default or from any other act or omission of Lender in managing the Property or the Security after an Event of Default, except for acts constituting gross negligence or willful misconduct. Lender shall not be obligated to perform or discharge, nor does Lender hereby undertake to perform or discharge, any obligation, duty or liability under any Lease, and Borrower shall and does hereby indemnify Lender for, and save and hold Lender harmless from, any and all liability, loss or damages, except so much thereof as shall result from the gross negligence or willful misconduct of Lender, which may or might be incurred under any Lease or under or by reason of this Assignment and from any and all claims and demands whatsoever which may be asserted against Lender by reason of any alleged obligation or undertaking on its part to perform or discharge any of the terms, covenants or agreements contained in any Lease, including without implied limitation, any claims by any tenants of credit for rents for any period paid to and received by Borrower but not delivered to Lender. Should Lender incur any such liability under any Lease in defense of any such claim or demand, the amount thereof, including without implied limitation all costs, expenses and attorneys' fees, shall be added to the principal of the Note and Borrower shall reimburse Lender therefor immediately upon demand. This Assignment shall not operate to place responsibility upon Lender for the control, care, upkeep, management, operation or repair of the Property and the Security or for the carrying out of any of the terms and conditions of any Lease; nor shall this Assignment operate to make Lender responsible or liable for any waste committed on the Property by the tenants or any other party, for any dangerous or defective condition of the Property or for any negligence in the control, care, upkeep, operation, management or repair of the Property resulting in loss or injury or death to any tenant, licensee, employee, stranger or other person whatsoever.

     3.02 TERMINATION. Upon payment and performance of the Obligations in full, this Assignment shall become null and void and of no further legal force or effect, but the affidavit, certificate, letter or statement of any officer, agent, authorized representative or attorney of Lender showing any part of the Obligations remaining unpaid or unperformed shall be and constitute conclusive evidence of the validity, effectiveness and continuing force of this Assignment upon which any person may, and is hereby authorized to, rely. Borrower hereby authorizes and directs all tenants under the Leases, all guarantors of Leases, all insurers providing rental loss or business interruption insurance with respect to the Property, all governmental authorities and all other occupants of the Property, upon receipt from Lender of written notice to the effect that Lender is then the holder of the Note and that an Event of Default exists, to pay over to Lender all rents and other amounts due and to become due under the Leases and under guaranties of the Leases and all other issues and profits from the Property and to continue so to do until otherwise notified in writing by Lender. This right may be exercised without Lender taking actual or constructive possession of the Property or any part thereof.

     3.03 SECURITY. Lender may take or release any security for the payment or performance of the Obligations, may release any party primarily or secondarily liable therefor and may apply any security held by it to the satisfaction of all or any portion of the Obligations, without prejudice to any of its rights under this Assignment, the other Loan Documents or otherwise available at law or in equity.

     3.04 COVENANTS. Borrower covenants with Lender (a) to observe and perform all the obligations imposed upon the lessor under all Leases and not to do or permit to be done anything to impair the same without Lender's prior written consent, (b) not to collect any of the rent or other amounts due under any Lease or other issues or profits from the Property in any manner in advance of the time when the same shall become due (save and except only for collecting one month's rent in advance plus tenant contributions toward operating expenses plus the security deposit, if any, at the time of execution of a Lease), (c) not to execute any other assignment of rents, issues or profits arising or accruing from the Leases or from the Property, except the Transaction Documents, (d) not to enter into any lease agreement affecting the Property, except those leases entered into in the ordinary course of business and utilizing Borrower's standard form lease previously approved by Lender, with no substantial modifications thereto, without the prior written consent of Lender, (e) to execute and deliver, at the request of Lender, all such further assurances and acknowledgments of the assignment contained herein and the other provisions hereof, with respect to specific Leases or otherwise, as Lender shall from time to time require, (f) to obtain from any tenant at the Property, from time to time as requested by Lender, estoppel certificates, in form and substance satisfactory to Lender, confirming the terms of such tenant's Lease and the absence of default thereunder, and (g) not to cancel, surrender or terminate any Lease, exercise any option which might lead to such termination or consent to any change, modification, or alteration thereof, to the release of any party liable thereunder or to the assignment of the lessee's interest therein, without the prior written consent of Lender, and any of said acts, if done without the prior written consent of Lender, shall be null and void. Notwithstanding clause
(g) of the preceding sentence, with respect to all leases (other than leases as to which Beneficiary, Grantor and tenant have executed a separate non-disturbance and attornment agreement), Grantor may take the actions described in clause (g) without Beneficiary's prior written consent (but with written notice thereof to Beneficiary), if and only if such action is consistent with the usual and customary operation of the Property.

     3.05 AUTHORITY TO ASSIGN. Borrower represents and warrants that (a) Borrower has full right and authority to execute this Assignment and has no knowledge of any existing defaults under any of the existing Leases, (b) all conditions precedent to the effectiveness of said existing Leases have been satisfied, (c) Borrower has not executed or granted any modification of the existing Leases, either orally or in writing, (d) the existing Leases are in full force and effect according to the terms set forth in the lease instruments heretofore submitted to Lender, and (e) Borrower has not executed any other instrument which might prevent Lender from operating under any of the terms and conditions of this Assignment, including any other assignment of the Leases or the rents, issues and profits from the Property.

     3.06 CROSS-DEFAULT. Violation or default under any of the covenants, representations, warranties and provisions contained in this Assignment by Borrower shall be deemed a default hereunder as well as under the terms of the other Loan Documents, and any default thereunder shall likewise be a default under this Assignment. Any default by Borrower under any of the terms of any Lease shall be deemed a default hereunder and under the terms of the other Loan Documents, and any expenditures made by Lender in curing such default on Borrower's behalf, with interest thereon at the Default Rate (as defined in the Note), shall become part of the Obligations.

     3.07 NO MORTGAGEE IN POSSESSION. The acceptance by Lender of this Assignment, with all of the rights, powers, privileges and authority created hereby, shall not, prior to entry upon and taking possession of the Property by Lender, be deemed or construed to constitute Lender a "mortgagee in possession", or hereafter or at any time or in any event obligate Lender to appear in or defend any action or proceeding relating to any Lease, the Property or the Security, to take any action hereunder, to expend any money, incur any expense, perform or discharge any obligation, duty or liability under any Lease, or to assume any obligation or responsibility for any security deposits or other deposits delivered to Borrower by any tenant and not actually delivered to Lender. Lender shall not be liable in any way for any injury or damage to any person or property sustained in or about the Property.

                                   ARTICLE IV
                                     GENERAL

     4.01 REMEDIES. The rights and remedies provided Lender in this Assignment and the other Loan Documents are cumulative. Nothing contained in this Assignment, and no act done or omitted by Lender pursuant hereto, including without implied limitation the collection of any rents, shall be deemed to be a waiver by Lender of any of its rights and remedies under the other Loan Documents or applicable law or a waiver of any default under the other Loan Documents, and this Assignment is made and accepted without prejudice to any of the rights and remedies provided Lender by the other Loan Documents. The right of Lender to collect the principal sum and interest due on the Note and to enforce the other Loan Documents may be exercised by Lender either prior to, simultaneously with, or subsequent to any action taken by it hereunder.

     4.02 NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Borrower by certified mail or reputable courier service shall be addressed to Borrower at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Borrower shall designate in a notice to Lender given in the manner described herein. Any notice sent to Lender by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Lender shall designate in a notice given in the manner described herein. Any notice given to Lender shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

     4.03 CAPTIONS. The titles and headings of the various Articles and Sections hereof are intended solely for reference and are not intended to modify, explain or affect the meaning of the provisions of this Assignment.

     4.04 SEVERABILITY. If any of the provisions of this Assignment or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of this Assignment, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of this Assignment shall be valid and enforceable to the fullest extent permitted by law.

     4.05 Attorneys' Fees. In the event of any controversy, claim, dispute, or litigation between the parties hereto to enforce any provision of this Assignment or any right of Lender hereunder, Borrower agrees to pay to Lender all costs and expenses, including reasonable attorneys' fees incurred therein by Lender, whether in preparation for or during any trial, as a result of an appeal from a judgment entered in such litigation or otherwise.

     4.06 AMENDMENTS. This Assignment may not be modified, amended or otherwise changed in any manner unless done so by a writing executed by the parties hereto.

     4.07 BENEFITS. This Assignment and all the covenants, terms and provisions contained herein shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and assigns.

     4.08 ASSIGNMENT. Borrower shall have no right to assign or transfer the revocable license granted herein. Any such assignment or transfer shall constitute a default.

     4.09 TIME OF ESSENCE. Time is of the essence of this Assignment.

     4.10 GOVERNING LAW. This Assignment shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this Assignment shall be brought in a state or federal court located in the State of California, and Lender and Borrower hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

     4.11 LIMITATION OF LIABILITY. Notwithstanding any provision contained in this Assignment, the personal liability of Borrower shall be limited as provided in the Note.

     IN WITNESS WHEREOF, this Assignment has been entered into as of the day and year first-above written.

          BORROWER:      MISSION WEST PROPERTIES, L.P. I,
                         a Delaware limited partnership

                         By:      Mission West Properties, Inc., a
                                  Maryland corporation, its general partner

                                  By: Carle E. Berg

                                  Name: Carl E. Berg

                                  Title: CEO of G.P.



          LENDER: THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation

                         By: Northwestern Investment Management Company, LLC, a Delaware limited liability company, its wholly-owned affiliate and authorized representative

                               By: /s/     ER Skaggs
                                  ----------------------------------------------
                                  E.R. Skaggs, Managing Director

                               Attest: /s/  Richard A. Schnell
                                      ------------------------------------------
                                      Richard A. Schnell, Assistant Secretary

STATE OF California                                  )
                                                     )ss.
COUNTY OF         Santa Clara                        )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature    /s/     GW Shott
         -----------------------------------
         G.W. Shott
         -----------------------------------
         Name (typed or printed)

STATE OF WISCONSIN                  )
                                    )ss.
COUNTY OF MILWAUKEE                 )

The foregoing instrument was acknowledged before me this 3RD day of January, 2003, by and between E.R. Skaggs and Richard A. Schnell, the Managing Director and Assistant Secretary respectively, of Northwestern Investment Management Company, LLC, on behalf of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY and acknowledged the execution of the foregoing instrument as the act and deed of said corporation.

My commission expires: May 9, 2004

                                             Janet M. Szukalski, Notary Public

















This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"
                                (Mission West I)


PROPERTY ONE:

Parcel One:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on April 13, 1979, in Book 439 of Maps, page(s) 17 and 18.

Parcel Two:

A 17.5' ingress and egress Easement No. 1 (appurtenant to Parcel 1) situated at the Northwesterly corner of Parcel 2 and being shown on that certain Parcel Map recorded April 13, 1979 in Book 439 of Maps, pages 17 and 18, Santa Clara County Records.

Assessors Parcel No:  224-44-019



PROPERTY TWO:

PARCEL ONE:

Parcel 3 as shown on that certain Parcel Map recorded August 9, 1974, in Book 344, Page 10, Santa Clara County.

Excepting therefrom the underground water rights, but without surface rights of entry, as granted to the City of Cupertino by instrument recorded January 3, 1975 in Book B233 of Official Records at Page 276.

PARCEL TWO:

An easement for ingress and egress and for the installation and maintenance of a public utilities over the Westerly 15 feet of Parcels 1 and 2 and the Easterly 15 feet of Parcel 4, as said Parcels are shown on that certain Parcel Map recorded August 9, 1974 in Book 344 at Page 10 of Maps, Records of Santa Clara County, California.

Assessors Parcel No:  326-10-046

EXHIBIT 10.43

RECORDING REQUESTED BY

American Title Company
632004LZ

WHEN RECORDED MAIL TO

The Northwestern Mutual Life Ins. Co.
720 East Wisconsin Avenue - Rm N16WC
Milwaukee, WI 53202
Attn:  Nadine T. Hansohn
Loan No. C-332757      SPACE ABOVE THIS LINE FOR RECORDER'S USE
-------------------------------------------------------------------------------

            ABSOLUTE ASSIGNMENT OF LEASES AND RENTS (FIRST PRIORITY)
                        Mission West Properties, L.P. II
                               (With License Back)

     THIS Absolute Assignment of Leases and Rents (First Priority) (this "Assignment") is made as of the 3rd day of January, 2003, by and between MISSION WEST PROPERTIES, L.P. II, a Delaware limited partnership, whose mailing address is 10050 Bandley Drive, Cupertino, CA 95014, (herein called "Borrower") and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, whose mailing address is c/o Real Estate Department, 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202, (herein called "Lender").

                               W I T N E S S E T H

     FOR AND IN CONSIDERATION of the indebtedness hereinafter described, Borrower has granted, bargained, sold and conveyed, and by these presents does grant, bargain, sell and convey, unto Lender, its successors and assigns forever, all and singular the property hereinafter described (collectively, the "Security"), to wit:

          (a) All rents, issues and profits arising from or related to the land, situated in the Cities of San Jose and Milpitas, County of Santa Clara and State of California and described in Exhibit "A" attached hereto and fully incorporated herein by reference for all purposes and all improvements and any other property, whether real, personal or mixed, located thereon (which land, improvements and other property are hereinafter collectively called the "Property");

          (b) All of Borrower's rights, titles, interests and privileges, as lessor, in the leases now existing or hereafter made affecting the Property, whether or not made by Borrower and as the same may have been, or may from time to time hereafter be, modified, extended and renewed (hereinafter collectively called the "Leases");

          (c) All tenant security deposits and other amounts due and becoming due under the Leases;

          (d) All guarantees of the Leases, including guarantees of tenant performance;

          (e) All insurance proceeds, including rental loss coverage and business interruption coverage with respect to the Leases; and

          (f) All judgments and settlements of claims in favor of Borrower (including condemnation proceeds, if any) and all rights, claims and causes of action under any court proceeding, including without limitation any bankruptcy, reorganization or insolvency proceeding, or otherwise arising from the Leases.

     TO HAVE AND TO HOLD the Security unto Lender, its successors and assigns forever, and Borrower does hereby bind itself, its heirs, legal representatives, successors and assigns, to warrant and forever defend the Security unto Lender, its successors and assigns forever against the claim or claims of all persons whomsoever claiming the same or any part thereof.

                                    ARTICLE I
                                   DEFINITIONS

     1.01 TERMS DEFINED ABOVE. As used in this Assignment, the terms "Borrower", "Leases", "Lender", "Property", and "Security" shall have the respective meanings indicated above.

     1.02 CERTAIN DEFINITIONS. The following terms shall have the meanings assigned to them below whenever they are used in this Assignment, unless the context clearly otherwise requires. Except where the context otherwise requires, words in the singular form shall include the plural and vice versa.

          "Event of Default" shall mean any Event of Default as defined in the Lien Instrument.

          "Lien Instrument" shall mean that certain Deed of Trust and Security Agreement (First Priority) of even date herewith, executed by Borrower and granting a lien on the Property to a trustee for the benefit of Lender, as such instrument may be amended, renewed and restated from time to time.

          "Loan Commitment", "Loan Documents", "Note" and "Obligations" shall each have the meaning set forth in the Lien Instrument.



                                   ARTICLE II
                                   ASSIGNMENT

     2.01 ABSOLUTE ASSIGNMENT. This Assignment is, and is intended to be, an absolute and present assignment of the Security from Borrower to Lender with a concurrent license back to the Borrower (which license is subject to revocation upon the occurrence of an Event of Default as herein provided) and is not intended as merely the granting of a security interest relating to the Obligations.

     2.02 LICENSE. Borrower is hereby granted the license to manage and control the Security and to collect at the time of, but not prior to, the date provided for the payment thereof, all rents, issues and profits from the Property and to retain, use and enjoy the same. The license created and granted hereby shall be revocable upon the terms and conditions contained herein.

     2.03 REVOCATION OF LICENSE. Immediately upon the occurrence of an Event of Default and at any time thereafter, Lender may, at its option and without regard to the adequacy of the security for the Obligations, either by an authorized representative or agent, with or without bringing or instituting any judicial or other action or proceeding, or by a receiver appointed by a court, immediately revoke the license granted in Section 2.02, as evidenced by a written notice to said effect given to Borrower, and further, at Lender's option (without any obligation to do so), take possession of the Property and the Security and have, hold, manage, lease and operate the Property and the Security on such terms and for such period of time as Lender may deem proper, and, in addition, either with or without taking possession of the Property, demand, sue for or otherwise collect and receive all rents, issues and profits from the Property, including those past due and unpaid, with full power to make, from time to time, all alterations, renovations, repairs or replacements thereto or thereof as may seem proper to the Lender in its sole discretion, and to apply (in such order and priority as Lender shall determine in its sole discretion) such rents, issues and profits to the payment of:

          (a) all expenses of (i) managing the Property, including without implied limitation, the salaries, fees and wages of a managing agent and such other employees as Lender may in its sole discretion deem necessary or desirable, (ii) operating and maintaining the Property, including without implied limitation, all taxes, charges, claims, assessments, water rents, sewer rents and any other liens, and premiums for all insurance which Lender may in its sole discretion deem necessary or desirable, (iii) the cost of any and all alterations, renovations, repairs or replacements of or to the Property, and (iv) any and all expenses incident to taking and retaining possession of the Property and the Security; and

          (b) the Obligations.

The exercise by Lender of the rights granted it in this Section 2.03, and the collection and receipt of rents, issues and profits and the application thereof as herein provided, shall not be considered a waiver of any Event of Default.

     2.04 TRUST FUNDS. All monies or funds covered by this Assignment paid to, or for the benefit of, Borrower after any default are hereby declared, and shall be deemed to be, trust funds in the hands of Borrower for the sole benefit of Lender, until all defaults have been cured or waived or the Obligations have been paid and performed in full. Borrower, or any officer, director, representative or agent thereof receiving such trust funds or having control or direction of same, is hereby made and shall be construed to be a trustee of such trust funds so received or under its control and direction, and such person shall be under a strict obligation and duty should such persons receive or constructively receive trust funds to (1) remit any and all such trust funds to Lender within twenty-four (24) hours of receipt, upon demand therefor by Lender or (2) to apply such trust funds only to Obligations then due or the operating expenses of the Property.

                                   ARTICLE III
                    COVENANTS, REPRESENTATIONS AND WARRANTIES

     3.01 LIABILITY. Lender shall not be liable for any loss sustained by Borrower resulting from Lender's failure to let the Property after an Event of Default or from any other act or omission of Lender in managing the Property or the Security after an Event of Default, except for acts constituting gross negligence or willful misconduct. Lender shall not be obligated to perform or discharge, nor does Lender hereby undertake to perform or discharge, any obligation, duty or liability under any Lease, and Borrower shall and does hereby indemnify Lender for, and save and hold Lender harmless from, any and all liability, loss or damages, except so much thereof as shall result from the gross negligence or willful misconduct of Lender, which may or might be incurred under any Lease or under or by reason of this Assignment and from any and all claims and demands whatsoever which may be asserted against Lender by reason of any alleged obligation or undertaking on its part to perform or discharge any of the terms, covenants or agreements contained in any Lease, including without implied limitation, any claims by any tenants of credit for rents for any period paid to and received by Borrower but not delivered to Lender. Should Lender incur any such liability under any Lease in defense of any such claim or demand, the amount thereof, including without implied limitation all costs, expenses and attorneys' fees, shall be added to the principal of the Note and Borrower shall reimburse Lender therefor immediately upon demand. This Assignment shall not operate to place responsibility upon Lender for the control, care, upkeep, management, operation or repair of the Property and the Security or for the carrying out of any of the terms and conditions of any Lease; nor shall this Assignment operate to make Lender responsible or liable for any waste committed on the Property by the tenants or any other party, for any dangerous or defective condition of the Property or for any negligence in the control, care, upkeep, operation, management or repair of the Property resulting in loss or injury or death to any tenant, licensee, employee, stranger or other person whatsoever.

     3.02 TERMINATION. Upon payment and performance of the Obligations in full, this Assignment shall become null and void and of no further legal force or effect, but the affidavit, certificate, letter or statement of any officer, agent, authorized representative or attorney of Lender showing any part of the Obligations remaining unpaid or unperformed shall be and constitute conclusive evidence of the validity, effectiveness and continuing force of this Assignment upon which any person may, and is hereby authorized to, rely. Borrower hereby authorizes and directs all tenants under the Leases, all guarantors of Leases, all insurers providing rental loss or business interruption insurance with respect to the Property, all governmental authorities and all other occupants of the Property, upon receipt from Lender of written notice to the effect that Lender is then the holder of the Note and that an Event of Default exists, to pay over to Lender all rents and other amounts due and to become due under the Leases and under guaranties of the Leases and all other issues and profits from the Property and to continue so to do until otherwise notified in writing by Lender. This right may be exercised without Lender taking actual or constructive possession of the Property or any part thereof.

     3.03 SECURITY. Lender may take or release any security for the payment or performance of the Obligations, may release any party primarily or secondarily liable therefor and may apply any security held by it to the satisfaction of all or any portion of the Obligations, without prejudice to any of its rights under this Assignment, the other Loan Documents or otherwise available at law or in equity.

     3.04 COVENANTS. Borrower covenants with Lender (a) to observe and perform all the obligations imposed upon the lessor under all Leases and not to do or permit to be done anything to impair the same without Lender's prior written consent, (b) not to collect any of the rent or other amounts due under any Lease or other issues or profits from the Property in any manner in advance of the time when the same shall become due (save and except only for collecting one month's rent in advance plus tenant contributions toward operating expenses plus the security deposit, if any, at the time of execution of a Lease), (c) not to execute any other assignment of rents, issues or profits arising or accruing from the Leases or from the Property, except the Transaction Documents, (d) not to enter into any lease agreement affecting the Property, except those leases entered into in the ordinary course of business and utilizing Borrower's standard form lease previously approved by Lender, with no substantial modifications thereto, without the prior written consent of Lender, (e) to execute and deliver, at the request of Lender, all such further assurances and acknowledgments of the assignment contained herein and the other provisions hereof, with respect to specific Leases or otherwise, as Lender shall from time to time require, (f) to obtain from any tenant at the Property, from time to time as requested by Lender, estoppel certificates, in form and substance satisfactory to Lender, confirming the terms of such tenant's Lease and the absence of default thereunder, and (g) not to cancel, surrender or terminate any Lease, exercise any option which might lead to such termination or consent to any change, modification, or alteration thereof, to the release of any party liable thereunder or to the assignment of the lessee's interest therein, without the prior written consent of Lender, and any of said acts, if done without the prior written consent of Lender, shall be null and void. Notwithstanding clause
(g) of the preceding sentence, with respect to all leases (other than leases as to which Beneficiary, Grantor and tenant have executed a separate non-disturbance and attornment agreement), Grantor may take the actions described in clause (g) without Beneficiary's prior written consent (but with written notice thereof to Beneficiary), if and only if such action is consistent with the usual and customary operation of the Property.

     3.05 AUTHORITY TO ASSIGN. Borrower represents and warrants that (a) Borrower has full right and authority to execute this Assignment and has no knowledge of any existing defaults under any of the existing Leases, (b) all conditions precedent to the effectiveness of said existing Leases have been satisfied, (c) Borrower has not executed or granted any modification of the existing Leases, either orally or in writing, (d) the existing Leases are in full force and effect according to the terms set forth in the lease instruments heretofore submitted to Lender, and (e) Borrower has not executed any other instrument which might prevent Lender from operating under any of the terms and conditions of this Assignment, including any other assignment of the Leases or the rents, issues and profits from the Property.

     3.06 CROSS-DEFAULT. Violation or default under any of the covenants, representations, warranties and provisions contained in this Assignment by Borrower shall be deemed a default hereunder as well as under the terms of the other Loan Documents, and any default thereunder shall likewise be a default under this Assignment. Any default by Borrower under any of the terms of any Lease shall be deemed a default hereunder and under the terms of the other Loan Documents, and any expenditures made by Lender in curing such default on Borrower's behalf, with interest thereon at the Default Rate (as defined in the Note), shall become part of the Obligations.

     3.07 NO MORTGAGEE IN POSSESSION. The acceptance by Lender of this Assignment, with all of the rights, powers, privileges and authority created hereby, shall not, prior to entry upon and taking possession of the Property by Lender, be deemed or construed to constitute Lender a "mortgagee in possession", or hereafter or at any time or in any event obligate Lender to appear in or defend any action or proceeding relating to any Lease, the Property or the Security, to take any action hereunder, to expend any money, incur any expense, perform or discharge any obligation, duty or liability under any Lease, or to assume any obligation or responsibility for any security deposits or other deposits delivered to Borrower by any tenant and not actually delivered to Lender. Lender shall not be liable in any way for any injury or damage to any person or property sustained in or about the Property.

                                   ARTICLE IV
                                     GENERAL

     4.01 REMEDIES. The rights and remedies provided Lender in this Assignment and the other Loan Documents are cumulative. Nothing contained in this Assignment, and no act done or omitted by Lender pursuant hereto, including without implied limitation the collection of any rents, shall be deemed to be a waiver by Lender of any of its rights and remedies under the other Loan Documents or applicable law or a waiver of any default under the other Loan Documents, and this Assignment is made and accepted without prejudice to any of the rights and remedies provided Lender by the other Loan Documents. The right of Lender to collect the principal sum and interest due on the Note and to enforce the other Loan Documents may be exercised by Lender either prior to, simultaneously with, or subsequent to any action taken by it hereunder.

     4.02 NOTICES. Any notices, demands, requests and consents permitted or required hereunder or under any other Loan Document shall be in writing, may be delivered personally or sent by certified mail with postage prepaid or by reputable courier service with charges prepaid. Any notice or demand sent to Borrower by certified mail or reputable courier service shall be addressed to Borrower at 10050 Bandley Drive, Cupertino, CA 95014 or such other address in the United States of America as Borrower shall designate in a notice to Lender given in the manner described herein. Any notice sent to Lender by certified mail or reputable courier service shall be addressed to The Northwestern Mutual Life Insurance Company to the attention of the Real Estate Investment Department at 720 East Wisconsin Avenue, Milwaukee, WI 53202, or at such other addresses as Lender shall designate in a notice given in the manner described herein. Any notice given to Lender shall refer to the Loan No. set forth above. Any notice or demand hereunder shall be deemed given when received. Any notice or demand which is rejected, the acceptance of delivery of which is refused or which is incapable of being delivered during normal business hours at the address specified herein or such other address designated pursuant hereto shall be deemed received as of the date of attempted delivery.

     4.03 CAPTIONS. The titles and headings of the various Articles and Sections hereof are intended solely for reference and are not intended to modify, explain or affect the meaning of the provisions of this Assignment.

     4.04 SEVERABILITY. If any of the provisions of this Assignment or the application thereof to any persons or circumstances shall to any extent be invalid or unenforceable, the remainder of this Assignment, and the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of this Assignment shall be valid and enforceable to the fullest extent permitted by law.

     4.05 ATTORNEYS' FEES. In the event of any controversy, claim, dispute, or litigation between the parties hereto to enforce any provision of this Assignment or any right of Lender hereunder, Borrower agrees to pay to Lender all costs and expenses, including reasonable attorneys' fees incurred therein by Lender, whether in preparation for or during any trial, as a result of an appeal from a judgment entered in such litigation or otherwise.

     4.06 AMENDMENTS. This Assignment may not be modified, amended or otherwise changed in any manner unless done so by a writing executed by the parties hereto.

     4.07 BENEFITS. This Assignment and all the covenants, terms and provisions contained herein shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and assigns.

     4.08 ASSIGNMENT. Borrower shall have no right to assign or transfer the revocable license granted herein. Any such assignment or transfer shall constitute a default.

     4.09 TIME OF ESSENCE. Time is of the essence of this Assignment.

     4.10 GOVERNING LAW. This Assignment shall be governed by and construed in all respects in accordance with the laws of the State of California without regard to any conflict of law principles. Any action, lawsuit or other legal proceeding concerning any dispute arising under or related to this Assignment shall be brought in a state or federal court located in the State of California, and Lender and Borrower hereby irrevocably consent to the jurisdiction of the courts located in the State of California and irrevocably waive any defense of improper venue, forum nonconveniens or lack of personal jurisdiction in any such action, lawsuit or other legal proceeding brought in any court located in the State of California.

     4.11 LIMITATION OF LIABILITY. Notwithstanding any provision contained in this Assignment, the personal liability of Borrower shall be limited as provided in the Note.

     IN WITNESS WHEREOF, this Assignment has been entered into as of the day and year first-above written.

            BORROWER:      MISSION WEST PROPERTIES, L.P. II,
                           a Delaware limited partnership

                           By:      Mission West Properties, Inc., a
                                    Maryland corporation, its general partner

                                    By: Carl E. Berg

                                    Name: Carl E. Berg

                                    Title: CEO of G.P.



            LENDER: THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation

                           By: Northwestern Investment Management Company, LLC,
                               a Delaware limited liability company, its wholly-owned affiliate and authorized representative

                               By:  /s/    ER Skaggs
                                  ----------------------------------------------
                                  E.R. Skaggs, Managing Director

                               Attest: /s/  Richard A. Schnell
                                      ------------------------------------------
                                      Richard A. Schnell, Assistant Secretary

STATE OF California                                  )
                                                     )ss.
COUNTY OF         Santa Clara                        )

On January 7th, 2003, before me, G.W. Shott, a notary for the state, personally appeared Carl E. Berg, CEO of G.P., personally known to me to be the person(s) whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.


Signature   /s/      GW Shott
         -----------------------------------
          G.W. Shott
         -----------------------------------
         Name (typed or printed)

STATE OF WISCONSIN                  )
                                    )ss.
COUNTY OF MILWAUKEE                 )

The foregoing instrument was acknowledged before me this 3rd day of January, 2003, by and between E.R. Skaggs and Richard A. Schnell, the Managing Director and Assistant Secretary respectively, of Northwestern Investment Management Company, LLC, on behalf of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY and acknowledged the execution of the foregoing instrument as the act and deed of said corporation.

My commission expires: May 9, 2004

                                               Janet M. Szukalski, Notary Public













This instrument was prepared by Sally J. Lewis, Attorney, for The Northwestern Mutual Life Insurance Company, 720 East Wisconsin Avenue, Milwaukee, WI 53202.

                                   EXHIBIT "A"
                                (Mission West II)



PROPERTY ONE:

All that certain real property situated in the City of San Jose, County of Santa Clara, State of California, described as follows:

Parcel 2, as shown on the Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on November 26, 1979, in Book 455 of Maps, Page(s) 1 and 2.

Assessors Parcel No:  706-09-023

PROPERTY TWO:

Parcel 1, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on May 22, 1980, in Book 463 of Maps, Page(s) 43 and 44.

Assessors Parcel No:  706-02-034


PROPERTY THREE:

Parcel 7, as shown on that Parcel Map filed for record in the Office of the Recorder of the County of Santa Clara, State of California on December 5, 1984, in Book 536 of Maps, Page(s) 41, 42 and 43.

Assessors Parcel No:  086-33-092

PROPERTY FOUR:

Parcel 3 as shown on that Parcel Map filed for recorded in the Office of the Recorder of the County of Santa Clara, State of California on December 5, 1984, in Book 536 of Maps, Page(s) 41, 42 and 43.

Assessors Parcel No:  086-41-017 & 086-41-018

EXHIBIT 23.1





                       Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-80369 of Mission West Properties, Inc. of our reports dated January 28, 2003 relating to the financial statements and financial statement schedules, which appear in this Form 10-K.



PricewaterhouseCoopers LLP


San Francisco, California
March 26, 2003