Form 10-Q
period 2003-03-31
MISSION WEST PROPERTIES INC
filed 2003-05-15
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                17,704,691 shares outstanding as of May 14, 2003

                          Mission West Properties, Inc.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                      INDEX

                                                                                                                    PAGE
PART I        FINANCIAL INFORMATION                                                                                 ----

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of March 31, 2003
              and December 31, 2002...................................................................................3

              Consolidated Statements of Operations for the three
              months ended March 31, 2003 and 2002....................................................................4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2003 and 2002..............................................................5

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

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................19

   Item 4.    Controls and Procedures................................................................................19


PART II       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K......................................................................20

SIGNATURES...........................................................................................................20

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                   March 31, 2003         December 31, 2002
                                                                               ----------------------  ----------------------

                                     ASSETS
Real estate assets, at cost
    Land                                                                            $  234,707              $  234,707
    Buildings and improvements                                                         727,135                 726,581
                                                                               ----------------------  ----------------------
       Total investments in properties                                                 961,842                 961,288
    Less accumulated depreciation                                                      (71,123)                (66,560)
                                                                               ----------------------  ----------------------
       Net investments in properties                                                   890,719                 894,728
    Investments in unconsolidated joint venture                                          2,037                       -
                                                                               ----------------------  ----------------------
    Net investments in real estate assets                                              892,756                 894,728
Cash and cash equivalents                                                                2,721                   4,479
Deferred rent                                                                           17,245                  17,001
Other assets                                                                            16,855                  13,198
                                                                               ----------------------  ----------------------
       Total assets                                                                 $  929,577              $  929,406
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                $       26              $   58,792
    Revolving line of credit                                                                 -                  23,839
    Loan payable                                                                             -                  20,000
    Mortgage notes payable                                                             223,586                 125,062
    Mortgage notes payable (related parties)                                            11,001                  11,078
    Interest payable                                                                       337                     337
    Security deposits                                                                   10,398                  11,184
    Prepaid rental income                                                               13,892                   9,876
    Dividend/distribution payable                                                       24,996                  24,951
    Accounts payable and accrued expenses                                                4,819                   4,698
                                                                               ----------------------  ----------------------
       Total liabilities                                                               289,055                 289,817

Commitments and contingencies (Note 6)

Minority interests                                                                     528,288                 528,768

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                -                       -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 17,653,691 and 17,487,329 shares issued and
      outstanding at March 31, 2003 and December 31, 2002,
      respectively                                                                          18                      17
  Paid-in-capital                                                                      129,911                 128,295
  Accumulated deficit                                                                  (17,695)                (17,491)
                                                                               ----------------------  ----------------------
     Total stockholders' equity                                                        112,234                 110,821
                                                                               ----------------------  ----------------------
     Total liabilities and stockholders' equity                                     $  929,577              $  929,406
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                       Three months ended March 31,
                                                        2003                  2002
                                                 --------------------  --------------------
Revenues:
   Rental revenues from real estate                     $ 31,431              $ 32,484
   Tenant reimbursements                                   4,575                 5,326
   Other income, including interest                          735                   497
                                                 --------------------  --------------------
        Total revenues                                    36,741                38,307
                                                 --------------------  --------------------

Expenses:
   Operating expenses                                      1,519                 2,275
   Real estate taxes                                       3,075                 3,057
   Depreciation of real estate                             4,563                 4,356
   General and administrative                                358                   434
   Interest                                                3,406                 2,270
   Interest (related parties)                                294                 1,010
                                                 --------------------  --------------------
       Total expenses                                     13,215                13,402
                                                 --------------------  --------------------

Income before minority interests and equity in
   earnings of unconsolidated joint venture               23,526                24,905
Equity in earnings of unconsolidated
   joint venture                                             737                     -
                                                 --------------------  --------------------
Income before minority interests                          24,263                24,905
Minority interests                                        20,229                20,769
                                                 --------------------  --------------------
   Income from continuing operations                       4,034                 4,136
                                                 --------------------  --------------------

Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                  -                 1,017
Income attributable to discontinued operations                 -                    48
                                                 --------------------  --------------------
   Income from discontinued operations                         -                 1,065
                                                 --------------------  --------------------

Net income to common stockholders                       $  4,034              $  5,201
                                                 ====================  ====================
Net income to minority interests                        $ 20,229              $ 26,094
                                                 ====================  ====================
Income per share from continuing operations:
   Basic                                                $0.23                 $0.24
                                                 ====================  ====================
   Diluted                                              $0.23                 $0.23
                                                 ====================  ====================
Income per share from discontinued operations:
   Basic                                                    -                 $0.06
                                                 ====================  ====================
   Diluted                                                  -                 $0.06
                                                 ====================  ====================
Net income per share to common stockholders:
   Basic                                                $0.23                 $0.30
                                                 ====================  ====================
   Diluted                                              $0.23                 $0.29
                                                 ====================  ====================
Weighted average number of shares of
  common stock outstanding (basic)                    17,637,260             17,404,568
                                                 ====================  ====================
Weighted average number of shares of
  common stock outstanding (diluted)                  17,695,001             17,853,809
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

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                             Three months ended March 31,
                                                                                         --------------------------------------
                                                                                               2003                2002
                                                                                         ------------------ -------------------
Cash flows from operating activities:
     Net income                                                                          $     4,034        $     5,201
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                20,229             26,094
            Depreciation                                                                       4,563              4,402
            Gain on sales of assets                                                                -             (6,103)
            Equity in earnings of unconsolidated joint venture                                  (737)                 -
            Other                                                                                  7                (18)
     Changes in assets and liabilities:
            Distributions from unconsolidated joint venture                                      500                  -
            Deferred rent                                                                       (244)               780
            Other assets                                                                      (3,657)            (3,972)
            Security deposits                                                                   (786)               263
            Prepaid rental income                                                              4,016              1,470
            Accounts payable and accrued expenses                                                 (9)               471
                                                                                         ------------------ -------------------
     Net cash provided by operating activities                                                27,916             28,588
                                                                                         ------------------ -------------------

Cash flows from investing activities:
     Improvements to real estate assets/new equipment                                           (554)                 -
     Refundable option payment                                                                     -            (18,836)
     Real estate purchase                                                                          -            (31,311)
     Proceeds from sales of real estate                                                            -             18,591
     Restricted cash                                                                               -             15,435
     Restricted cash available                                                                     -             (2,715)
                                                                                         ------------------ -------------------
     Net cash used in investing activities                                                      (554)           (18,836)
                                                                                         ------------------ -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                              (1,476)              (498)
    Proceeds from mortgage note payable                                                      100,000                  -
    Principal payments on mortgage notes payable (related parties)                               (77)               (71)
    Net payments under line of credit (related parties)                                      (58,765)            (2,298)
    Proceeds from loan payable                                                                     -             20,000
    Payment on loan payable                                                                  (20,000)                 -
    Payment on revolving line of credit                                                      (23,839)                 -
    Financing Costs                                                                                -                (52)
    Proceeds from stock options exercised                                                         42                151
    Minority interests distributions                                                         (20,808)           (20,637)
    Dividends paid                                                                            (4,197)            (4,159)
                                                                                         ------------------ -------------------
     Net cash used in financing activities                                                   (29,120)            (7,564)
                                                                                         ------------------ -------------------
     Net (decrease)/increase in cash and cash equivalents                                     (1,758)             2,188
Cash and cash equivalents, beginning                                                           4,479              5,310
                                                                                         ------------------ -------------------
Cash and cash equivalents, ending                                                        $     2,721        $     7,498
                                                                                         ================== ===================

Supplemental information:
    Cash paid for interest                                                               $     3,648        $     3,168
                                                                                         ================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Debt incurred in connection with property acquisitions (related parties)             $         -        $     7,500
                                                                                         ================== ===================
    Assumption of other liabilities in connection with property acquisitions             $         -        $        12
                                                                                         ================== ===================
    Issuance of operating partnership units in connection with property acquisitions     $         -        $     6,152
                                                                                         ================== ===================
    Issuance of operating partnership units in connection with joint venture acquisition $     1,800        $         -
                                                                                         ================== ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Dollars in thousands, except per share data and per square footage)
                                   (Unaudited)
                                    ---------


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including the operating partnerships (the "Company"). All significant intercompany balances have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the current year's presentation. There is no impact on net income or stockholders' equity.

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of March 31, 2003. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

     Investments in Unconsolidated Joint Ventures. The Company accounts for its investments in properties in unconsolidated joint ventures under the equity method of accounting as the Company exercises some influence, but does not operate, manage or control the properties. These investments are recorded at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. On a regular basis, the value of the Company's investments in unconsolidated joint ventures is assessed for impairment. An investment is impaired only if the Company's estimate of the value of the investment is less than the carrying value of the investment. The impairment amount shall be measured as the excess of the carrying amount of the investment over the value of the investment.

     The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," effective January 1, 2002 (see note 7).

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2003.

2.   REAL ESTATE

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly by certain members of the Berg Group. At present, there are approximately 250 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities, by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, operating partnership interests ("O.P. Units") valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of March 31, 2003, the Company had completed 19 acquisitions under the Berg Land Holdings Option Agreement representing approximately 1,864,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg Land Holdings Option Agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $7.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the members of the independent directors committee of the Company's board of directors.

     The Company has the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately 3.9 million square feet of new developments. Generally, the Company will not acquire any projects until they are fully completed and leased. Currently the Berg Group is not developing any new projects. The Berg Group is currently seeking government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. If the Berg Group obtains the requested rezoning, it will ask the independent directors committee to approve the removal of the rezoned portions of this property from the Berg Land Holdings Option Agreement. Under the Berg Land Holdings Option Agreement, as long as the Berg Group's percentage ownership interest in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for research and development, office and/or industrial development or use in the states of California, Oregon and Washington.

     Although the Company expects to acquire any new properties available to it under the terms of the Berg Land Holdings Option Agreement, after approval by the independent directors committee, there can be no assurance that the Company actually will consummate any intended transactions. Furthermore, the Company has not yet determined the means by which it would acquire and pay for any such properties or the impact of any of the acquisitions on its business, results of operations, financial condition, or available cash for distribution.

     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
     Effective January 1, 2003, the Company acquired a 50% interest in a joint venture with TBI in Morgan Hill, California for $1,800 from the Berg Group under the Berg Land Holdings Option Agreement. The Company financed the acquisition of its 50% interest with the issuance of 181,032 O.P. Units to the Berg Group. The joint venture consists of four R&D buildings with approximately 593,000 rentable square feet, which are operated and managed by TBI, the other partner in the joint venture. TBI initially financed the properties by obtaining mortgage loans. At December 31, 2002, TBI's total mortgage debt on the four properties was approximately $53,600. The
     Company's pro rata share of debt on March 31, 2003 was approximately $26,700. This investment is not consolidated because the management and control over significant day to day operating activities are with TBI.

3.   STOCK TRANSACTIONS

     During the three months ended March 31, 2003, stock options to purchase 9,362 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were $42. Two limited partners exchanged 157,000 O.P. Units for 157,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

4.   NET INCOME PER SHARE

     Basic operating net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted operating net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities using the treasury stock method.

     The computation for weighted average shares is detailed below:

                                                          Three Months Ended March 31,
                                                        -------------------------------
                                                             2003              2002
                                                        --------------    -------------
Weighted average shares outstanding (basic)                17,637,260       17,404,568
Incremental shares from assumed option exercise                57,741          449,241
                                                        --------------    -------------
Weighted average shares outstanding (diluted)              17,695,001       17,853,809
                                                        ==============    =============


     The outstanding O.P. Units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the amounts because the minority interests' share of income would also be added back to net income. The total number of O.P. Units outstanding at March 31, 2003 and 2002 was 86,498,064 and 86,165,346, respectively.

5.   RELATED PARTY TRANSACTIONS

     As of March 31, 2003, the Berg Group owned 78,364,716 O.P. Units. Combined with shares of the Company's common stock owned by the Berg Group, the Berg Group's ownership as of March 31, 2003 represented approximately 75% of the equity interests of the Company, assuming conversion of the 86,498,064 O.P. Units outstanding into the Company's common stock.

     The Company and the Berg Group have mutually agreed to reduce the Berg Group $100,000 line of credit to $20,000 and to reduce collateralized properties to five properties. The Berg Group line of credit will still bear interest at LIBOR plus 1.30%, and matures in March 2004. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of March 31, 2003, debt in the amount of $26 was due the Berg Group under the line of credit. As of March 31, 2003, debt in the amount of $11,001 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in 10 years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $2.34 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in May 2003. The Company believes that it will negotiate a short-term renewal at lease term expiration.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended March 31, 2003 and 2002.

6.   COMMITMENTS AND CONTINGENCIES

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

7.   DISCONTINUED OPERATIONS

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

     As of March 31, 2003, there were no properties under contract to be sold or disposed of which would qualify as discontinued operations.

     In March 2002, the Company sold one property for a total gain of $6,103. Condensed results of operations for this property for the three months ended March 31, 2003 and 2002 are as follows:


                                                 Three Months Ended March 31,
                                           ------------------------------------------
                                                  2003                   2002
                                           -------------------     ------------------
                                                    (Dollars in thousands)
         Rental income from real estate               -                    $333
         Tenant reimbursements                        -                     293
                                           -------------------     ------------------
               Total revenues                         -                     626

         Real estate taxes                            -                     293
         Depreciation                                 -                      46
                                           -------------------     ------------------
              Total expenses                          -                     339
                                           -------------------     ------------------
         Income before minority interests             -                     287
                   Minority interests                 -                     239
                                           -------------------     ------------------
                   Net income                         -                    $ 48
                                           ===================     ==================

8.   SUBSEQUENT EVENTS

     On April 1, 2003, the Company obtained a 50% interest in a joint venture with TBI in Morgan Hill, California from the Berg Group under the Berg Land Holdings Option Agreement. The joint venture financed 100% of the cost of the shell building. The shell building was sold on April 2, 2003 for cash. The Company will recognize a gain of approximately $1,400 in the second quarter 2003 from its share of the joint venture's profit.

     On April 9, 2003, the Company acquired a 36-acre seven-building campus style office/R&D project comprised of approximately 625,000 rentable square feet at San Tomas and Central Expressway in Santa Clara, California, also known as the San Tomas Technology Park. The project was acquired for $110,000 from an unrelated third party and financed with a combination of debt and cash reserves. The debt component is comprised of a new short term $80,000 mortgage note with a commercial bank collateralized by the acquired assets. This note bears interest at a rate equal to LIBOR plus 200 basis points and matures in 120 days. The Company paid a financing fee of $150. The Company is in the process of securing long term mortgage debt to retire this short term credit facility. In addition, the Company utilized approximately $19,200 of its operating line of credit with Cupertino National Bank to pay part of the purchase price.

     On April 10, 2003, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of March 31, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit to all holders of O.P. Units.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D and office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2003, the Company owned and managed 101 properties totaling approximately 7.2 million rentable square feet through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. As of March 31, 2003, the four tenants who leased the most square footage from the Company were Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), and Apple Computer, Inc. For federal income tax purposes, the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

The Company's acquisition, growth and operating strategy incorporates the following elements:

- working with the Berg Group to take advantage of their abilities and resources to pursue development opportunities which the Company have an option to acquire, on pre-negotiated terms, upon completion and leasing;

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

CRITICAL ACCOUNTING POLICIES

The Company prepares the consolidated financial statements in conformity with GAAP, which requires it to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. The Company believes that the following best describe its critical accounting policies:

REAL ESTATE ASSETS. Real estate assets are stated at cost. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate."

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, it will recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, however. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RESERVE. The preparation of the consolidated financial statements requires the Company to make estimates and assumptions. As such, it must make estimates of the uncollectability of its accounts receivable based on the evaluation of its tenants' financial position, analyses of accounts receivable and current economic trends. The Company also makes estimates for a straight-line adjustment reserve for existing tenants with the potential of bankruptcy or ceasing operations. Its estimates are based on the review of tenants' payment histories, publicly available financial information and such additional information about their financial condition as tenants provide them. The information available to the Company might lead it to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from the Company's estimates.

CONSOLIDATED JOINT VENTURES. The Company, through an operating partnership, owns three properties that are in joint ventures of which it has interests. It manages and operates all three properties. The recognition of these properties and their operating results are reflected on the Company's consolidated financial statements and minority interest because it has operational and financial control of the investments. The Company makes judgments and assumptions about the estimated monthly payments made to its joint venture partners, which are reported with its periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

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

Rental revenue is affected if existing tenants terminate or amend their leases. Thus, if tenants lengthen their lease term, additional rental revenue is recognized. On the other hand, if tenants terminate their lease agreements or shorten their lease terms, rental revenue decreases because of reduced future cash flows and a one-time straight-line adjustment to deferred rent, which is the difference between recognized rental income and rental cash receipts. The Company tries to identify tenants who have the potential of bankruptcy or of ceasing operations. By anticipating these events in advance, the Company expects to take actions to minimize the effect on the results of its operations. The Company's judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if the Company made different judgments or estimations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002.

As of March 31, 2003, the Company, through its controlling interests in the operating partnerships, owned 101 properties totaling approximately 7.2 million square feet compared to 100 properties totaling approximately 7.0 million square feet owned by the Company as of March 31, 2002. This represents a net increase of approximately 3% in total rentable square footage, which is attributable to the Company's acquisition of one property at 5900 Optical Court, San Jose, California consisting of approximately 165,000 net rentable square feet in July 2002.

Rental revenues from continuing operations for the three months ended March 31, 2003 declined from the comparable three-month period in 2002, as illustrated in the following table:

                              Three Months Ended March 31,
                            ---------------------------------
                                                                                      % Change by         % of Total Net
                                2003               2002             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                          (Dollars in thousands)
   Same Property (1)           $28,849            $31,444            ($2,595)              (8.3%)               (7.9%)
   2002 Acquisitions (2)         2,582              1,040              1,542              148.3%                 4.7%
                            --------------     --------------     --------------                         -----------------
                               $31,431            $32,484            ($1,053)              (3.2%)               (3.2%)
                            ==============     ==============     ==============                         =================

(1) "Same Property" is defined as properties owned by the Company prior to 2002 that the Company still owned as of March 31, 2003.
(2) Operating rental revenues for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.

RENTAL REVENUE FROM CONTINUING OPERATIONS
For the quarter ended March 31, 2003, rental revenues decreased by $1.1 million, or 3.2%, from $32.5 million for the three months ended March 31, 2002 to $31.4 million for the same period of 2003. Of the $1.1 million decrease in rental revenues, ($2.6) million resulted from the Company's "Same Property" portfolio and $1.5 million resulted from properties acquired in 2002. The overall decline in rental revenues was a result of adverse market conditions and loss of several tenants due to their bankruptcy or cessation of operations since March 31, 2002. The Company's occupancy rate at March 31, 2003 was approximately 83%, compared to 92% at March 31, 2002.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of March 31, 2003, the Company had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, in which the Company acquired a 50% interest in January 2003. The Company has a non-controlling limited partnership interests in this venture, which it accounts for using the equity method of accounting. For the three months ended March 31, 2003, the Company recorded approximately $0.7 million in equity in earnings from an unconsolidated joint venture.

OTHER INCOME
Other income, including interest, increased to $0.7 million for the three months ended March 31, 2003 from $0.5 million for the first quarter of 2002. Utility rebates represented most of the increase. The Company does not consider these rebates to be a recurring item.

EXPENSES FROM CONTINUING OPERATIONS
Operating expenses and real estate taxes from continuing operations, on a combined basis, decreased by $0.7 million, or 13.2%, from $5.3 million to $4.6 million for the three months ended March 31, 2002 and 2003, respectively, due to lower occupancy during the first quarter of 2003. Tenant reimbursements from continuing operations also consistently decreased by $0.8 million, or 15.1%, from $5.3 million for the three months ended March 31, 2002 to $4.5 million for the three months ended March 31, 2003.

Depreciation expense from continuing operations was approximately the same in the first quarter of 2002 and 2003, as the Company acquired just one new property between March 31, 2002 and March 31, 2003.

Interest expense increased by $1.1 million, or 47.8%, from $2.3 million for the three months ended March 31, 2002 to $3.4 million for the three months ended March 31, 2003. The increased expense resulted from additional debt obtained by the Company, consisting of a new revolving line of credit from Cupertino National Bank put in place during the third quarter 2002 and a new $100 million mortgage loan from Northwestern Mutual Life Insurance Company in early January 2003. Interest expense (related parties) decreased by $0.7 million, or 70%, from $1.0 million for the three months ended March 31, 2002 to $0.3 million for the three months ended March 31, 2003 due to lower interest rates and the repayment of the remaining balance on the Berg Group line of credit. Total debt outstanding, including amounts due related parties, decreased by $8.7 million, or 3.6%, from $243.3 million as of March 31, 2002 to $234.6 million as of March 31, 2003. As a result of the new debt outstanding, interest expense (including amounts paid to related parties) for the quarter ended March 31, 2003 increased by $0.4 million compared to the same quarter a year ago because the new debt carries a higher interest rate than the Berg Group line of credit. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions, as the Company draws on the Cupertino National Bank revolving line of credit, and as it seeks alternative sources of credit.

NET INCOME TO MINORITY INTEREST AND NET INCOME TO COMMON STOCKHOLDERS
The minority interest portion of income decreased by $5.9 million, or 22.6%, from $26.1 million for the three months ended March 31, 2002 to $20.2 million for the three months ended March 31, 2003. Net income to stockholders decreased by $1.2 million, or 23.1%, from $5.2 million for the three months ended March 31, 2002 to $4.0 million for the same period in 2003. The decline in net income was primarily due to reduced rental revenues and the absence of gain from a sale of discontinued operations. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of March 31, 2003 and 2002.

RECENT DEVELOPMENTS

RENTAL MARKET CONDITIONS. All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 21.9% in late 2002 to 22.5% at the end of the first quarter 2003. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2003 amounted to 35.0 million square feet, of which 38%, or 13.2 million square feet, was being offered under subleases. Total negative net absorption in 2002 amounted to approximately (10.9) million square feet. During the first three months of 2003, there was total negative net absorption of approximately (2.0) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying considerably by submarket and location within each submarket.

The Company's actual occupancy rate at March 31, 2003 was 83%, which is a significant decline from the occupancy rate of 92% at March 31, 2002. The Company believes that its occupancy rate could decline further going forward if key tenants seek the protection of the bankruptcy laws or discontinue operations. In addition, leases with respect to approximately 527,000 rentable square feet are expiring prior to the end of 2003. These properties may take anywhere from six to 12 months or longer to re-lease. The Company expects the average 2003 renewal rental rates for these properties to be approximately equal to, or perhaps, below current rents. If the Company is unable to lease a significant portion of any vacant space or space scheduled to expire; if the Company experiences significant tenant defaults as a result of the current economic downturn; or if the Company is not able to lease space at or above current market rates, its results of operations and cash flows will be adversely affected. The Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

RECENT PROPERTY ACQUISITIONS. Effective January 1, 2003, the Company acquired a 50% interest in a joint venture with TBI in Morgan Hill, California for $1.8 million from the Berg Group under the Berg Land Holdings Option Agreement. The Company financed the acquisition of its 50% interest with the issuance of 181,032 O.P. Units to the Berg Group. The joint venture consists of four R&D buildings with approximately 593,000 rentable square feet, which are operated and managed by TBI, the other partner in the joint venture.

On April 9, 2003, the Company acquired a 36-acre seven-building campus style office/R&D project comprised of approximately 625,000 rentable square feet at San Tomas and Central Expressway in Santa Clara, California, also known as the San Tomas Technology Park. The San Tomas Technology Park is currently approximately 90% leased, but one tenant, which leases approximately 98,000 rentable square feet, has filed a petition under Chapter 11 of the Bankruptcy Code subsequent to the acquisition date. The project was acquired for $110 million from BRE/San Tomas I LLC and BRE/San Tomas II LLC and financed with a combination of debt and cash reserves. The debt component is comprised of a new $80 million short term mortgage note with a commercial bank collateralized with the acquired assets which bears interest at LIBOR plus 200 basis points and matures in 120 days. The Company paid a financing fee of $150,000. The Company is in the process of securing long term mortgage debt to retire this short term credit facility. In addition, the Company utilized approximately $19.2 million of its operating line of credit with Cupertino National Bank in connection with this acquisition. Pro forma financial information of the Company pertaining to this acquisition will be filed by amendment to the Company's Current Report on Form 8-K, dated April 23, 2003.

On April 1, 2003, the Company obtained a 50% interest in a joint venture with TBI in Morgan Hill, California from the Berg Group under the Berg Land Holdings Option Agreement. The joint venture financed 100% of the cost of the shell building. The shell building was sold on April 2, 2003 for cash. The Company will recognize a gain of approximately $1.4 million in the second quarter 2003 from its share of the joint venture's profit.

CHANGES IN FINANCIAL CONDITION

The most significant changes during the three months ended March 31, 2003 resulted from the acquisition of a 50% joint venture interest and additional borrowings. Stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

At March 31, 2003, real estate assets increased by approximately $0.6 million from December 31, 2002 due to tenant improvements. During the first three months of 2003, the Company acquired a 50% interest in a joint venture from the Berg Group under the Berg Land Holdings Option Agreement for $1.8 million. The Company financed this acquisition by issuing 181,032 O.P. Units. The joint venture consists of four buildings with approximately 593,000 square feet, which are operated and managed by TBI, the other partner in the joint venture.

At March 31, 2003, total stockholders' equity increased by approximately $1.4 million from December 31, 2002 from the increase of accumulated deficit, stock option exercises and the exchange of O.P. Units for the Company's common stock. During the three months ended March 31, 2003, stock options to purchase 9,362 shares of common stock were exercised at $4.50 per share. Total proceeds to the Company were approximately $42,000. During the first three months of 2003, two limited partners exchanged 157,000 O.P. Units for 157,000 shares of the Company's common stock under the Exchange Rights Agreement among the Company and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders and unit holders, debt service, leasing commissions and recurring capital expenditures to come from operations and/or the Berg Group line of credit and other credit facilities that may be established by the Company with third party financial institutions. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2003. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet short-term obligations or other liquidity needs based on the Berg Group and Cupertino National Bank revolving line of credit. Despite the current weakness in the economy, the Company expects interest expense to increase, but not significantly, as it incurs debt through acquisitions of new properties and as interest rates increase.

On January 9, 2003, the Company obtained a $100 million secured mortgage loan from Northwestern Mutual Life Insurance Company ("Northwestern Loan") that bears a fixed interest rate at 5.64% and matures in ten years with principal payments amortized over 20 years. The mortgage loan is secured by 11 properties. The Company paid approximately $675,000 in loan fees and financing costs and used the proceeds to primarily pay down short-term debt and the Berg Group line of credit.

On April 10, 2003, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of March 31, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit to all holders of O.P. Units.

At March 31, 2003, the Company had total indebtedness of $234.6 million, including $223.6 million of fixed rate mortgage debt and $11.0 million under the Berg Group mortgage note (related parties), as detailed in the table below:

MORTGAGE DEBT

     The following table sets forth information regarding debt outstanding as of March 31, 2003:


                                                                                                          Maturity     Interest
                Debt Description                         Collateral Properties             Balance          Date         Rate
---------------------------------------------- -------------------------------------- ----------------- ------------ ------------
                                                                                     (Dollars in thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Dr., San Jose, CA    $         26         3/04          (1)
                                               2133 Samaritan Dr., San Jose, CA       -----------------
                                               2233-2243 Samaritan Dr., San Jose, CA
                                               1310-1450 McCandless Dr., Milpitas, CA
                                               1795-1845 McCandless Dr., Milpitas, CA

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Ave., San Jose, CA         11,001         6/10        7.650%
                                                                                      -----------------
Mortgage Notes Payable:
Prudential Capital Group                       20400 Mariani Ave., Cupertino, CA                 905        10/06        8.750%
Washington Mutual (Home Savings & Loan Assoc.) 10460 Bubb Road, Cupertino, CA                    280        12/06        9.500%
Prudential Insurance Company of America (2)    10300 Bubb Road, Cupertino, CA                122,882        10/08        6.560%
                                               10500 N. DeAnza Blvd., Cupertino, CA
                                               4050 Starboard Dr., Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450-460 National Ave., Mt. View, CA
                                               6311 San Ignacio Ave., San Jose, CA
                                               6321 San Ignacio Ave., San Jose, CA
                                               6325 San IgnaciO Ave., San Jose, CA
                                               6331 San Ignacio Ave., San Jose, CA
                                               6341 San Ignacio Ave., San Jose, CA
                                               6351 San Ignacio Ave., San Jose, CA
                                               3236 Scott Blvd., Santa Clara, CA
                                               3560 Bassett St., Santa Clara, CA
                                               3570 Bassett St., Santa Clara, CA
                                               3580 Bassett St., Santa Clara, CA
                                               1135 Kern Ave., Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Ave., Sunnyvale, CA
                                               1600 Memorex Dr., Santa Clara, CA
                                               1688 Richard Ave., Santa Clara, CA
                                               1700 Richard Ave., Santa Clara, CA
                                               3540 Bassett St., Santa Clara, CA
                                               3542 Bassett St., Santa Clara, CA
                                               3544 Bassett St., Santa Clara, CA
                                               3550 Bassett St., Santa Clara, CA
Northwestern Mutual Life Insurance Company     1750 Automation Pkwy., San Jose, CA            99,519         1/13        5.640%
                                               1756 Automation Pkwy., San Jose, CA
                                               1762 Automation Pkwy., San Jose, CA
                                               6320 San Ignacio Ave., San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 Via Del Oro, San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Dr., Milpitas, CA
                                               1650-1690 McCandless Dr., Milpitas, CA
                                               20605-20705 Valley Green Dr., Cupertino, CA
                                                                                      -----------------
Mortgage Notes Payable Subtotal                                                              223,586
                                                                                      -----------------
TOTAL                                                                                   $    234,613
                                                                                      =================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2004. The interest rate at March 31, 2003 was 2.56%.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt.

As of March 31, 2003, the Company's debt to total market capitalization ratio was approximately 19.3%, based upon a total market capitalization of approximately $1.2 billion. The Company computed this ratio by dividing the Company's total debt outstanding as of March 31, 2003 by the sum of this debt plus the market value of common stock (based upon the closing price of $9.40 per share on March 31, 2003) on a fully diluted basis, taking into account the conversion of all O.P. Units into common stock. Had the Company factored in the $80 million loan obtained from Citicorp USA, Inc. and the $19.2 million drawn down on the Cupertino National Bank line of credit in April 2003 for the San Tomas Technology Park acquisition, the debt to total market capitalization ratio would have been 24.5%.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the three months ended March 31, 2003 was $27.9 million compared to $28.6 million for the same period in 2002. The decline resulted from the decrease in rental income from the Company's current portfolio of property due to tenant lease obligation defaults during 2002.

Net cash used in investing activities was approximately ($0.6) million and ($18.8) million for the three months ended March 31, 2003 and 2002, respectively, as there were minimal cash transactions related to purchases and sales during the first quarter of 2003.

Net cash used in financing activities was ($29.1) million for the three months ended March 31, 2003 compared to ($7.6) million for the same period in 2002. Of the ($29.1) million net cash used in financing activities, ($104.2) million was used to pay outstanding debt, ($20.8) million for minority interest distributions, and ($4.2) million for dividends. The Company obtained approximately $100 million from financing activity, which included the Northwestern Loan, as well as proceeds from the exercise of stock options.

CAPITAL EXPENDITURES

The Company's existing R&D properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1997 through December 31, 2002, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties that were owned or controlled by members of the Berg Group prior to July 1, 1998 averaged approximately $1.75 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $1.5 million during 2003. The Company believes it will recover substantially all of these sums from the tenants under new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

FUNDS FROM OPERATIONS

The Company's principal performance measurements are net income to common stockholders and earnings per share computed in accordance with GAAP. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt, and make capital expenditures. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative for net income as a measure of profitability and it is not comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet the Company's cash needs, including its need to make cash distributions to satisfy REIT requirements.

The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three months ended March 31, 2003 and 2002, as reconciled to net income to common stockholders, are summarized in the tables below:



                                  Three Months Ended March 31,
                            -----------------------------------------
                                  2003                   2002
                            ------------------     ------------------
                                     (Dollars in thousands)
Net income to common
stockholders                    $  4,034               $  5,201
Add:
    Minority interests (1)        20,057                 25,933
    Depreciation (2)               4,564                  4,402
Less:
    Gain on sale of assets             -                  6,103
                            ------------------     ------------------
FFO                             $ 28,655               $ 29,433
                            ==================     ==================

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

- the amount of cash required for new property acquisitions, including acquisitions under existing agreements with the Berg Group;

- prospects of tenant renewals and re-leases of properties subject to expiring leases;

-    cash required for re-leasing activities;

- the annual distribution requirements under the REIT provisions of the federal income tax laws; and

-    such other factors as the board of directors deems relevant.

The Company cannot assure you that it will be able to meet or maintain management's cash distribution objectives.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The  Company  does  not  believe  recently  issued  accounting   standards  will
materially impact its financial statements.

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

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

-    economic conditions generally and the real estate market specifically,
- legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs),
-    availability of capital,
-    interest rates,
-    competition,
- supply of and demand for R&D, office and industrial properties in the Company's current and proposed market areas,
-    tenant defaults and bankruptcies,
-    lease term expirations and renewals, and
-    general accounting principles, policies and guidelines applicable to REITs.

In addition, the actual timing of development, construction, and leasing on any projects that the Company believes it may acquire in the future under the Berg Land Holdings Option Agreement is unknown presently, and reliance should not be placed on the estimates concerning these projects. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt, and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2003. The current terms of this debt are described in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2003 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2003 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                                2003       2004       2005      2006      2007   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
Variable Rate Debt:                                                         (dollars in thousands)
   Secured debt                                             $26                                                   $26      $26
   Weighted average interest rate                         2.56%

Fixed Rate Debt:
   Secured notes payable                      $3,967     $5,612     $5,977    $6,245    $6,350    $206,436   $234,587   $242,890
   Weighted average interest rate              6.23%      6.23%      6.23%     6.23%     6.23%       6.23%

The variable rate debt represented less than 1%, and the fixed rate debt represented almost 100% of all debt outstanding for the three months ended March 31, 2003. All of the debt is denominated in United States dollars. Fair value of fixed rate debt is affected by changes in market interest rates.

The primary market risk we face is the risk of interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At March 31, 2003, we do not have any substantial variable rate debt that exposes us to this risk. We also had no interest rate caps or interest rate swap contracts at March 31, 2003.

ITEM 4
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, the Company has conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c. Base upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

================================================================================

PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.45  Citicorp USA, Inc. Promissory Note
     99.1   Section 1350 Certificate of CEO
     99.2   Section 1350 Certificate of principal financial officer
     99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April 23, 2003, regarding its results of operations and financial condition for the first quarter 2003 and its acquisition of the San Tomas Technology Park on April 9, 2003.

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


                                   Mission West Properties, Inc.
                                   (Registrant)


Date:   May 14, 2003               By:    /s/ Carl E. Berg
                                   ----------------------------------
                                   Carl E. Berg
                                   Chief Executive Officer


Date:   May 14, 2003               By:    /s/ Wayne N. Pham
                                   ----------------------------------
                                   Wayne N. Pham
                                   Vice President of Finance and Controller
                                   (Principal Accounting Officer and Duly
                                   Authorized Officer)