Form 10-Q
period 2003-06-30
MISSION WEST PROPERTIES INC
filed 2003-08-12
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

               17,744,691 shares outstanding as of August 12, 2003

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX

                                                                                                                     Page
PART I        FINANCIAL INFORMATION                                                                                  ----

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30, 2003
              and December 31, 2002...................................................................................3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 2003 and 2002.............................................................4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2003 and 2002.................................................................5

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

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................20

   Item 4.    Controls and Procedures................................................................................20


PART II       OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders....................................................21

   Item 6.    Exhibits and Reports on Form 8-K.......................................................................21

SIGNATURES...........................................................................................................22


PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                   June 30, 2003         December 31, 2002
                                                                               ----------------------  ----------------------

                                    ASSETS
Real estate assets, at cost
    Land                                                                            $  276,405                $234,707
    Buildings and improvements                                                         795,415                 726,581
                                                                               ----------------------  ----------------------
       Total investments in properties                                               1,071,820                 961,288
    Less accumulated depreciation                                                      (76,049)                (66,560)
                                                                               ----------------------  ----------------------
       Net investments in properties                                                   995,771                 894,728
    Investment in unconsolidated joint venture                                           2,159                       -
                                                                               ----------------------  ----------------------
    Net investments in real estate assets                                              997,930                 894,728
Cash and cash equivalents                                                                2,745                   4,479
Deferred rent                                                                           17,451                  17,001
Other assets                                                                            13,477                  13,198
                                                                               ----------------------  ----------------------
       Total assets                                                                 $1,031,603                $929,406
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                $    4,185                $ 58,792
    Revolving line of credit                                                            18,431                  23,839
    Loan payable                                                                             -                  20,000
    Mortgage notes payable                                                             302,352                 125,062
    Mortgage notes payable (related parties)                                            10,923                  11,078
    Interest payable                                                                       335                     337
    Security deposits                                                                   10,664                  11,184
    Prepaid rental income                                                               14,056                   9,876
    Dividend/distribution payable                                                       25,017                  24,951
    Accounts payable and accrued expenses                                                4,672                   4,698
                                                                               ----------------------  ----------------------
       Total liabilities                                                               390,635                 289,817

Commitments and contingencies (Note 6)

Minority interests                                                                     528,317                 528,768

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares
       authorized, none issued and outstanding                                               -                       -
    Common stock, $.001 par value, 200,000,000 shares
       authorized, 17,739,691 and 17,487,329 shares issued and
       outstanding at June 30, 2003 and December 31, 2002,
       respectively                                                                         18                      17
    Paid-in-capital                                                                    130,429                 128,295
    Accumulated deficit                                                                (17,796)                (17,491)
                                                                               ----------------------  ----------------------
       Total stockholders' equity                                                      112,651                 110,821
                                                                               ----------------------  ----------------------
       Total liabilities and stockholders' equity                                   $1,031,603                $929,406
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                       Three months ended June 30,                Six months ended June 30,
                                                       2003                  2002                 2003                 2002
                                                --------------------  -------------------- -------------------- --------------------
Revenues:
   Rental revenues from real estate                      $33,194               $32,753            $64,626               $65,238
   Tenant reimbursements                                   4,990                 4,875              9,565                10,201
   Other income, including interest                          569                   278              1,303                   774
                                                --------------------  -------------------- -------------------- --------------------
        Total revenues                                    38,753                37,906             75,494                76,213
                                                --------------------  -------------------- -------------------- --------------------

Expenses:
   Operating expenses                                      1,891                 1,921              3,410                 4,196
   Real estate taxes                                       3,440                 3,003              6,515                 6,060
   Depreciation and amortization                           5,397                 4,455              9,961                 8,811
   General and administrative                                322                   370                680                   804
   Interest                                                4,356                 2,362              7,761                 4,633
   Interest (related parties)                                256                   899                550                 1,909
                                                --------------------  -------------------- -------------------- --------------------
       Total expenses                                     15,662                13,010             28,877                26,413
                                                --------------------  -------------------- -------------------- --------------------

Income before equity in earnings of
unconsolidated joint venture & minority interests         23,091                24,896             46,617                49,800
Equity in earnings of unconsolidated joint
venture                                                    2,023                     -              2,760                     -
Minority interests                                        20,958                20,823             41,187                41,591
                                                --------------------  -------------------- -------------------- --------------------
   Income from continuing operations                       4,156                 4,073              8,190                 8,209
                                                --------------------  -------------------- -------------------- --------------------

Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                  -                     -                  -                 1,016
Income attributable to discontinued operations                 -                     -                  -                    48
                                                --------------------  -------------------- -------------------- --------------------
   Income from discontinued operations                         -                     -                  -                 1,064
                                                --------------------  -------------------- -------------------- --------------------

Net income to common stockholders                        $ 4,156               $ 4,073            $ 8,190               $ 9,273
                                                ====================  ==================== ==================== ====================
Net income to minority interests                         $20,958               $20,823            $41,187               $46,917
                                                ====================  ==================== ==================== ====================
Income per share from continuing operations:
   Basic                                                 $0.23                 $0.23              $0.46                 $0.47
                                                ====================  ==================== ==================== ====================
   Diluted                                               $0.23                 $0.23              $0.46                 $0.46
                                                ====================  ==================== ==================== ====================
Income per share from discontinued operations:
   Basic                                                       -                     -                  -               $0.06
                                                ====================  ==================== ==================== ====================
   Diluted                                                     -                     -                  -               $0.06
                                                ====================  ==================== ==================== ====================
Net income per share to common stockholders:
   Basic                                                 $0.23                 $0.23              $0.46                 $0.53
                                                ====================  ==================== ==================== ====================
   Diluted                                               $0.23                 $0.23              $0.46                 $0.52
                                                ====================  ==================== ==================== ====================
Weighted average number of shares of
  common stock outstanding (basic)                    17,701,999            17,464,692         17,669,808            17,434,796
                                                ====================  ==================== ==================== ====================
Weighted average number of shares of
  common stock outstanding (diluted)                  17,762,773            17,902,853         17,728,638            17,878,483
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

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                               Six months ended June 30,
                                                                                         --------------------------------------
                                                                                               2003                2002
                                                                                         ------------------ -------------------
Cash flows from operating activities:
     Net income                                                                           $     8,190         $     9,273
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                 41,187              46,917
            Depreciation                                                                        9,961               8,857
            Gain on sales of assets                                                                 -              (6,103)
            Equity in earnings of unconsolidated joint venture                                 (2,760)                  -
            Distributions from unconsolidated joint venture                                     1,000                   -
            Other                                                                                  10                 (19)
     Changes in assets and liabilities:
            Deferred rent                                                                        (450)                604
            Other assets                                                                          584                 870
            Interest payable                                                                       (2)                 (2)
            Security deposits                                                                    (520)                (77)
            Prepaid rental income                                                               4,181               3,659
            Accounts payable and accrued expenses                                                (286)                690
                                                                                         ------------------ -------------------
     Net cash provided by operating activities                                                 61,095              64,669
                                                                                         ------------------ -------------------

Cash flows from investing activities:
     Improvements to real estate assets/new equipment                                            (991)               (943)
     Refundable option payment                                                                      -             (18,836)
     Real estate purchase                                                                    (110,008)            (31,311)
     Proceeds from sales of real estate                                                             -              18,591
     Restricted cash                                                                                -              12,714
     Proceeds from sale of joint venture real estate                                            1,400                   -
                                                                                         ------------------ -------------------
     Net cash used in investing activities                                                   (109,599)            (19,785)
                                                                                         ------------------ -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                               (2,709)             (1,003)
    Proceeds from mortgage note payable                                                       180,000                   -
    Principal payments on mortgage notes payable (related parties)                               (155)               (144)
    Net payments under line of credit (related parties)                                       (54,607)            (13,613)
    Proceeds from loan payable                                                                      -              20,000
    Payment on loan payable                                                                   (20,000)                  -
    Payment on revolving line of credit                                                        (5,408)                  -
    Financing costs                                                                              (863)                (52)
    Proceeds from stock options exercised                                                         560                 151
    Minority interests distributions                                                          (41,614)            (41,371)
    Dividends paid                                                                             (8,434)             (8,350)
                                                                                         ------------------ -------------------
     Net cash provided by (used in) financing activities                                       46,770             (44,382)
                                                                                         ------------------ -------------------
     Net (decrease) increase in cash and cash equivalents                                      (1,734)                502
Cash and cash equivalents, beginning                                                            4,479               5,310
                                                                                         ------------------ -------------------
Cash and cash equivalents, ending                                                         $     2,745         $     5,812
                                                                                         ================== ===================

Supplemental information:
    Cash paid for interest                                                                $     8,158         $     6,379
                                                                                         ================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Debt incurred in connection with property acquisitions (related parties)                        -         $     7,500
                                                                                         ================== ===================
    Assumption of other liabilities in connection with property acquisitions              $       783         $       398
                                                                                         ================== ===================
    Issuance of operating partnership units in connection with property acquisitions      $         -         $     6,152
                                                                                         ================== ===================
    Issuance of operating partnership units in connection with joint venture acquisition  $     1,800         $         -
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

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of June 30, 2003. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

     The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises some influence, but does not operate, manage or control the properties. These investments are recorded at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

     The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," effective January 1, 2002 (see note 7).

     In January 2003, the FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 15" ("FIN 46"). FIN 46 requires that any entity meeting certain rules and relation to a company's equity investment risk and level of financial control be considered as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after June 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the consolidated financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities in 2003 could meet these requirements and will be recorded as appropriate.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2003.

2.   REAL ESTATE

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly, by certain members of the Berg Group. At present, there are approximately 250 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities, by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, operating partnership interests ("O.P. units") valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date. As of June 30, 2003, the Company had completed 19 acquisitions under the Berg Land Holdings Option Agreement representing approximately 1,864,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg Land Holdings Option Agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $7.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the members of the independent directors committee of the Company's board of directors.

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

     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
     Effective January 1, 2003, the Company acquired a 50% interest in a joint venture with TBI in Morgan Hill, California for $1,800 from the Berg Group under the Berg Land Holdings Option Agreement. The Company financed the acquisition of its 50% interest with the issuance of 181,032 O.P. units to the Berg Group. The joint venture consists of four R&D buildings with approximately 593,000 rentable square feet, which are operated and managed by TBI, the other partner in the joint venture. The Company's investment in this joint venture is reflected as an investment in unconsolidated joint venture on the accompanying consolidated balance sheets. This investment is not consolidated because TBI has management and control over significant day-to-day operating activities.

     On April 1, 2003, the Company's joint venture acquired a 60,000 rentable square foot shell building in Morgan Hill, California from the Berg Group under the Berg Land Holdings Option Agreement. The joint venture financed 100% of the cost of the building. The building was sold on April 2, 2003. The Company received a cash distribution and recognized a gain of $1,400, its proportionate share, on the sale.

     PROPERTY ACQUISITIONS
     Effective April 9, 2003, the Company acquired a 36-acre seven-building campus style office/R&D project comprised of approximately 625,000 rentable square feet at San Tomas and Central Expressway in Santa Clara, California, also known as the San Tomas Technology Park. The project was acquired for approximately $110,000 from an unrelated third party and financed with a combination of debt and cash reserves. The debt component is comprised of an $80,000 short term loan from Citicorp USA, Inc., which is collateralized by the acquired properties. This loan bears interest at an annual rate equal to LIBOR plus 2% and matures in April 2004. In addition, the Company utilized approximately $19,200 of its operating line of credit with Cupertino National Bank in connection with this acquisition. The Consolidated Statements of Operations for the three and six months ended June 30, 2003 include revenues and expenses from the acquired properties at the San Tomas Technology Park from the date of acquisition.

3.   STOCK TRANSACTIONS

     During the six months ended June 30, 2003, stock options to purchase 60,362 shares of common stock and 35,000 shares of common stock were exercised at $4.50 and $8.25 per share, respectively. Total proceeds to the Company were approximately $560. Two limited partners exchanged 157,000 O.P. units for 157,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

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

     The computation for weighted average shares is detailed below:


                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                        -------------------------------    -------------------------------
                                                             2003              2002             2003              2002
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (basic)       17,701,999       17,464,692        17,669,808       17,434,796
        Incremental shares from assumed option exercise       60,774          438,161            58,830          443,687
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (diluted)     17,762,773       17,902,853        17,728,638       17,878,483
                                                        ==============    =============    ==============    =============

     The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at June 30, 2003 and 2002 was 86,498,064 and 86,161,346, respectively.

5.   RELATED PARTY TRANSACTIONS

     As of June 30, 2003, the Berg Group owned 78,364,716 O.P. units. The Berg Group's ownership as of June 30, 2003 represented approximately 75% of the equity interests of the Company, assuming conversion of the 86,498,064 O.P. units outstanding into the Company's common stock.

     Effective January 1, 2003, the Company and the Berg Group mutually agreed to reduce the Berg Group $100,000 line of credit to $20,000 and to reduce the number of properties securing the line of credit to five. The Berg Group line of credit bears interest at LIBOR plus 1.30%, which was 2.42% as of June 30, 2003, and matures in March 2004. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of June 30, 2003, debt in the amount of $4,185 was due the Berg Group under the line of credit, and debt in the amount of $10,923 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in ten years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $1.00 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in May 2004.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended June 30, 2003 and 2002 and $45 for each of the six-month periods ended June 30, 2003 and 2002.

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

     As of June 30, 2003, there were no properties under contract to be sold or disposed of which would qualify as discontinued operations.

     In March 2002, the Company sold one property for a total gain of $6,103, including minority interest share of $5,087. Condensed results of operations for this property for the six months ended June 30, 2002 are as follows:


                                             Six Months Ended
                                              June 30, 2002
                                           -------------------
                                               (Dollars in
                                                thousands)

         Rental income from real estate           $333
         Tenant reimbursements                     293
                                           -------------------
               Total revenues                      626

         Real estate taxes                         293
         Depreciation                               46
                                           -------------------
               Total expenses                      339
                                           -------------------
         Income before minority interests          287
                   Minority interests              239
                                           -------------------
                   Net income                      $48
                                           ===================

8.   BUSINESS COMBINATIONS

     On April 9, 2003, the Company acquired San Tomas Technology Park for $110,000 in cash. The purchase price was allocated to long-lived assets and in-place leases, proportionate to the assets, respective fair market value. The Company recorded an intangible asset of $11,200 in building and improvements in the accompanying balance sheet for an in-place above market lease. The intangible asset will be amortized over six years, the life of the lease. Amortization expense of $472 was recorded for the three months ended June 30, 2003.

9.   SUBSEQUENT EVENTS

     On July 10, 2003, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of June 30, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D and office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2003, the Company owned and managed 108 properties totaling approximately 7.8 million rentable square feet through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. As of June 30, 2003, the five tenants who leased the most square footage from the Company were Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), Apple Computer, Inc., and NEC Electronics America, Inc. For federal income tax purposes, the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

The Company's acquisition, growth and operating strategy incorporates the following elements:

- working with the Berg Group to take advantage of their abilities and resources to pursue development opportunities which the Company has an option to acquire, on pre-negotiated terms, upon completion and leasing;

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

Effective April 9, 2003, the Company acquired seven R&D and office properties located at the San Tomas Technology Park in Santa Clara, California. The acquisition added approximately 625,000 net rentable square feet, or approximately 9%, to the Company's existing portfolio of properties.

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

CONSOLIDATED JOINT VENTURES. The Company, through an operating partnership, owns three properties that are in joint ventures in which the Company holds ownership interests. The Company manages and operates all three properties. The Company's ownership of these properties and its portion of their operating results are reflected on the Company's consolidated financial statements because the Company owns a majority interest, exercises significant control over major operating decisions, and has operational and financial control of the investments. The Company makes judgments and assumptions about the estimated monthly payments to be made to its joint venture partners, which are reported with its periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES. The Company, through an operating partnership, has a non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because the Company does not exercise significant control over major operating and financial decisions. The Company accounts for the joint venture using the equity method of accounting.

REVENUE RECOGNITION. The Company recognizes rental revenue on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by the Company. The difference between recognized rental income and rental cash receipts is recorded as deferred rent on the balance sheet.

Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs. These additional rents are recognized on the accrual basis.

Rental revenue is affected if existing tenants terminate or amend their leases. Thus, if a tenant lengthens its lease term, additional rental revenue is recognized. On the other hand, if a tenant terminates its lease agreement or shortens its lease term, rental revenue decreases due to reduced future cash flows and a straight-line adjustment to deferred rent, which is the difference between recognized rental income and rental cash receipts. The Company tries to identify tenants who may be likely to declare bankruptcy or cease operations. By anticipating these events in advance, the Company expects to take steps to minimize their impact on its reported results of operations through lease renegotiations, adjustments to deferred rent, and other appropriate measures. The Company's judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if the Company made different judgments or estimations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002.

As of June 30, 2003, the Company, through its controlling interests in the operating partnerships, owned 108 properties totaling approximately 7.8 million square feet compared to 100 properties totaling approximately 7.0 million square feet owned by the Company as of June 30, 2002. This represents a net increase of approximately 11% in total rentable square footage, which is primarily attributable to the Company's acquisition of seven properties at the San Tomas Technology Park in Santa Clara, California consisting of approximately 625,000 net rentable square feet in April 2003.

Rental revenues from continuing operations for the three and six months ended June 30, 2003 compared to the three and six-month periods in 2002 as follows:

                              Three Months Ended June 30,
                            ---------------------------------
                                                                                      % Change by         % of Total Net
                                2003               2002             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                           (Dollars in thousands)

   Same Property (1)           $27,735            $30,913           ($3,178)             (10.3%)               (9.7%)
   2002 Acquisitions (2)         2,523              1,840               683               37.1%                 2.1%
   2003 Acquisitions             2,936                  -             2,936                100%                 8.9%
                            --------------     --------------     --------------                         -----------------
                               $33,194            $32,753            $  441                1.3%                 1.3%
                            ==============     ==============     ==============                         =================


                               Six Months Ended June 30,
                            ---------------------------------
                                                                                      % Change by         % of Total Net
                                2003               2002             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                           (Dollars in thousands)

   Same Property (1)           $56,584            $62,358           ($5,774)              (9.3%)               (8.9%)
   2002 Acquisitions (2)         5,106              2,880             2,226               77.3%                 3.4%

   2003 Acquisitions             2,936                  -             2,936                100%                 4.5%
                            --------------     --------------     --------------                         -----------------
                               $64,626            $65,238           ($  612)              (1.0%)               (1.0%)
                            ==============     ==============     ==============                         =================

(1) "Same Property" is defined as properties owned by the Company prior to 2002 that the Company still owned as of June 30, 2003.
(2) Operating rental revenues for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.

RENTAL REVENUE FROM CONTINUING OPERATIONS
For the quarter ended June 30, 2003, rental revenues increased by $0.4 million, or 1.3%, from $32.8 million for the three months ended June 30, 2002 to $33.2 million for the same period of 2003. The net increase resulted from a decline of ($3.2) million in the Company's "Same Property" portfolio, an increase of $0.7 million from properties acquired in 2002, and an increase of $2.9 million from properties acquired in 2003. Rental revenues decreased by ($0.6) million from $65.2 million for the six months ended June 30, 2002 to $64.6 million for the same period of 2003. Of the ($0.6) million decrease in rental revenues, ($5.7) million resulted from the Company's "Same Property" portfolio, $2.2 million were generated by properties acquired in 2002, and $2.9 million were generated by properties acquired in 2003. The overall decline in rental revenues was a result of adverse market conditions and the loss of several tenants due to their bankruptcy or cessation of operations since June 30, 2002. The Company's occupancy rate at June 30, 2003 was approximately 80%, compared to approximately 90% at June 30, 2002.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of June 30, 2003, the Company had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, in which the Company acquired a 50% interest in January 2003. The Company has a non-controlling limited partnership interest in this joint venture, which it accounts for using the equity method of accounting. For the three months ended June 30, 2003, the Company recorded equity in earnings from the unconsolidated joint venture of approximately $2.0 million, including $1.4 million relating to a gain from the sale of real estate by the unconsolidated joint venture. For the six-month period ended June 30, 2003, equity in earnings from the unconsolidated joint venture was approximately $2.8 million.

OTHER INCOME
Other income, including interest, increased to $0.6 million for the three months ended June 30, 2003 from $0.3 million for the second quarter of 2002. For the six months ended June 30, 2003 and 2002, other income, including interest, was $1.3 million and $0.8 million, respectively. Utility rebate and security deposit forfeitures represented most of the increase. The Company does not consider these transactions to be recurring items.

EXPENSES FROM CONTINUING OPERATIONS
Operating expenses and real estate taxes from continuing operations, on a combined basis, increased by $0.4 million, or 8.2%, from $4.9 million to $5.3 million for the three months ended June 30, 2002 and 2003, respectively, due to the acquisition of the San Tomas Technology Park in April 2003. For the same reason, tenant reimbursements from continuing operations consistently increased by $0.1 million, or 2.0%, from $4.9 million for the three months ended June 30, 2002 to $5.0 million for the three months ended June

30, 2003. The increase in tenant reimbursements was less than the increase in operating expenses and real estate taxes because of lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties.

Depreciation and amortization expense of real estate from continuing operations increased by $0.9 million from $4.5 million to $5.4 million for the three months ended June 30, 2002 and 2003, respectively. Of the $0.9 million increase in depreciation and amortization expense of real estate, approximately $0.5 million represented amortization expense of an intangible asset resulting from an above market in-place lease at the San Tomas Technology Park (see note 8). Depreciation expense from continuing operations increased by $1.2 million from $8.8 million to $10.0 million for the six months ended June 30, 2002 and 2003, respectively, primarily because of the newly acquired R&D and office properties.

Interest expense increased by $2.0 million, or 83.3%, from $2.4 million for the three months ended June 30, 2002 to $4.4 million for the three months ended June 30, 2003. The increase in interest expense resulted from additional debt obtained by the Company, consisting of a new revolving line of credit from Cupertino National Bank put in place during the third quarter 2002, a new $100 million mortgage loan from Northwestern Mutual Life Insurance Company obtained in early January 2003, and a new $80 million mortgage loan from Citicorp USA, Inc. obtained in early April 2003. Interest expense (related parties) decreased by $0.6 million, or 66.7%, from $0.9 million for the three months ended June 30, 2002 to $0.3 million for the three months ended June 30, 2003 due to lower interest rates and the repayments of the Berg Group line of credit. Total debt outstanding, including amounts due related parties, increased by $104.5 million, or 45.2%, from $231.4 million as of June 30, 2002 to $335.9 million as of June 30, 2003. As a result of the new debt, interest expense, including amounts paid to related parties, for the quarter ended June 30, 2003 increased by $1.4 million compared to the same quarter a year ago because the new debt carries a higher interest rate than the Berg Group line of credit which it mainly replaced.

Interest expense increased by $3.2 million, or 69.6%, from $4.6 million for the six months ended June 30, 2002 to $7.8 million for the six months ended June 30, 2003. Interest expense (related parties) decreased by $1.4 million, or 73.7%, from $1.9 million for the six months ended June 30, 2002 to $0.5 million for the six months ended June 30, 2003. Overall interest expense for the six months ended June 30, 2003 increased by $1.8 million compared to the six months ended June 30, 2002 with the substitution of new debt for the loan under the Berg Group line of credit. Management expects interest expense to increase as new debt is incurred in connection with property acquisitions, as the Company draws on the Cupertino National Bank revolving line of credit, and as it seeks alternative sources of credit.

NET INCOME TO MINORITY INTEREST AND NET INCOME TO COMMON STOCKHOLDERS
The minority interest portion of income increased by $0.1 million, or 0.5%, from $20.8 million for the three months ended June 30, 2002 to $20.9 million for the three months ended June 30, 2003. Net income to common stockholders increased by $0.1 million, or 2.4%, from $4.1 million for the three months ended June 30, 2002 to $4.2 million for the same period in 2003. For the six months ended June 30, 2003 and 2002, the minority interest portion of income was $41.2 million and $46.9 million, respectively, resulting in net income to stockholders of $8.2 million and $9.3 million, respectively. The decline in net income was primarily due to reduced rental revenues and because net income for the prior year's comparable period included gain from a sale of discontinued operations. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of June 30, 2003 and 2002.

RECENT DEVELOPMENTS

RENTAL MARKET CONDITIONS. All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 21.9% in late 2002 to 23.1% at the end of the second quarter 2003. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2003 amounted to 35.6 million square feet, of which 37%, or 13.1 million square feet, was being offered under subleases. Total negative net absorption in 2002 amounted to approximately (10.9) million square feet. During the first six months of 2003, there was total negative net absorption of approximately (3.8) million square feet. The impact of this decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

The Company's actual occupancy rate at June 30, 2003 was 80.2%, which is a significant decline from the occupancy rate of 90.3% at June 30, 2002. The Company believes that its occupancy rate could decline further going forward if key tenants seek the protection of the bankruptcy laws or discontinue operations. In addition, leases with respect to approximately 145,000 rentable square feet are expiring in the second half of 2003. The properties subject to these leases may take anywhere from six to 12 months or longer to re-lease. The Company expects the average 2003 renewal rental rates for these properties to be approximately equal to, or perhaps, below current rents. If the Company is unable to lease a significant portion of any vacant space or space scheduled to expire; if the Company experiences significant tenant defaults as a result of the current economic downturn; or if the Company is not able to lease space at or above current market rates, its results of operations and cash flows will be adversely affected. The Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption

"Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

RECENT PROPERTY ACQUISITIONS. Effective January 1, 2003, the Company acquired a 50% interest in a joint venture with TBI in Morgan Hill, California for $1.8 million from the Berg Group under the Berg Land Holdings Option Agreement. The Company financed the acquisition of its 50% interest with the issuance of 181,032 O.P. units to the Berg Group. The joint venture consists of four R&D buildings with approximately 593,000 rentable square feet, which are operated and managed by TBI, the other partner in the joint venture. The property is subject to secured loans of approximately $53.6 million, of which the Company's pro rata share of unconsolidated joint venture debt at June 30, 2003 was approximately $26.6 million.

On April 1, 2003, the Company's joint venture acquired a shell building in Morgan Hill, California from the Berg Group under the Berg Land Holdings Option Agreement. The joint venture financed 100% of the cost of the shell building. The shell building was sold on April 2, 2003 for cash. The Company recognized a gain of $1.4 million representing its share of the joint venture's profit.

On April 9, 2003, the Company acquired a 36-acre seven-building campus style office/R&D project comprised of approximately 625,000 rentable square feet at San Tomas and Central Expressway in Santa Clara, California, also known as the San Tomas Technology Park. The San Tomas Technology Park was approximately 90% leased at the date of acquisition, but one tenant, which leases approximately 98,000 rentable square feet, has filed a petition under Chapter 11 of the Bankruptcy Code subsequent to the acquisition date. The project was acquired for $110 million from BRE/San Tomas I LLC and BRE/San Tomas II LLC and financed with a combination of approximately $100 million of new debt and cash reserves.

CHANGES IN FINANCIAL CONDITION

The most significant changes in financial condition during the three months ended June 30, 2003 resulted from the $110 million acquisition of the San Tomas Technology Park. Stockholders' equity increased from the exercise of stock options and the exchange of O.P. units for common stock.

At June 30, 2003, real estate assets increased by approximately $110.5 million from December 31, 2002 due to the San Tomas Technology Park acquisition and new tenant improvements. Of the $110.5 million increase in real estate assets, approximately $11.2 million was allocated separately to an above market rent lease. In early 2003, the Company acquired a 50% interest in a joint venture from the Berg Group under the Berg Land Holdings Option Agreement for $1.8 million. The Company financed this acquisition by issuing 181,032 O.P. units. The joint venture consists of four buildings with approximately 593,000 square feet, which are operated and managed by TBI, the other partner in the joint venture.

At June 30, 2003, total stockholders' equity, net, increased by approximately $1.8 million from December 31, 2002 as the Company obtained additional capital from stock option exercises and the exchange of O.P. units for the Company's common stock while incurring a deficit of ($0.3) million. During the six months ended June 30, 2003, stock options to purchase 60,362 shares of common stock were exercised at $4.50 per share, and stock options to purchase 35,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $0.6 million. During the first six months of 2003, two limited partners exchanged 157,000 O.P. units for 157,000 shares of the Company's common stock under the Exchange Rights Agreement among the Company and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders and unit holders, debt service, leasing commissions and recurring capital expenditures to come from operations and/or the Berg Group line of credit and other credit facilities that may be established by the Company with third party financial institutions. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements during the next 12 months. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet short-term obligations or other liquidity needs based on the Berg Group and Cupertino National Bank revolving lines of credit. Despite the current weakness in the economy, the Company expects interest expense to increase, but not significantly, as it incurs debt through acquisitions of new properties and as interest rates increase.

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

On April 9, 2003, the Company obtained an $80 million short-term mortgage loan from Citicorp USA, Inc. ("Citicorp Loan") that bears interest at LIBOR plus 2% and matures in April 2004. The Company paid $200,000 in financing costs and used the proceeds to acquire the San Tomas Technology Park property. The original loan term was 120 days, but the Company and Citicorp USA, Inc. agreed to a nine-month loan term extension in June 2003.

On July 10, 2003, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of June 30, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

At June 30, 2003, the Company had total indebtedness of $335.9 million, including $302.4 million of fixed rate mortgage debt, $10.9 million under the Berg Group mortgage note (related parties), $18.4 million under the Cupertino National Bank line of credit, and $4.2 million under the Berg Group line of credit (related parties), as detailed in the table below:

Mortgage Debt

The following table sets forth information regarding debt outstanding as of June 30, 2003:


                                                                                                              Maturity     Interest
                Debt Description                       Collateral Properties                 Balance            Date         Rate
---------------------------------------------  --------------------------------------  --------------------  -----------  ----------
                                                                                      (Dollars in thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Drive, San Jose, CA      $  4,185             3/04          (1)
                                               2133 Samaritan Drive, San Jose, CA      --------------------
                                               2233-2243 Samaritan Drive, San Jose, CA
                                               1310-1450 McCandless Drive, Milpitas, CA
                                               1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank                        Not Applicable                                 18,431             7/04          (3)
                                                                                       --------------------

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Avenue, San Jose, CA       10,923             6/10       7.650%
                                                                                       --------------------
Mortgage Notes Payable:
Prudential Capital Group                       20400 Mariani Avenue, Cupertino, CA               849            10/06       8.750%
Washington Mutual(Home Savings & Loan Assoc.)  10460 Bubb Road, Cupertino, CA                    262            12/06       9.500%
Prudential Insurance Company of America (2)    10300 Bubb Road, Cupertino, CA                122,414            10/08       6.560%
                                               10500 N. De Anza Boulevard, Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450-460 National Avenue, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Boulevard, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company     1750 Automation Parkway, San Jose, CA          98,827             1/13       5.640%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 Via Del Oro, San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               20605-20705 Valley Green Drive, Cupertino, CA

Citicorp USA, Inc.                             2001 Walsh Avenue, Santa Clara, CA             80,000             4/04          (3)
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2770-2800 Scott Boulevard, Santa Clara, CA
                                               2300 Central Expressway, Santa Clara, CA
                                               2220 Central Expressway, Santa Clara, CA
                                               2330 Central Expressway, Santa Clara, CA
                                                                                       --------------------
Mortgage Notes Payable Subtotal                                                              302,352
                                                                                       --------------------

TOTAL                                                                                       $335,891
                                                                                       ====================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2004. The interest rate at June 30, 2003 was 2.42%.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt.
(3) Interest rate equal to LIBOR plus 2%. The interest rates for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at June 30, 2003 were 3.32% and 3.29%, respectively.

As of June 30, 2003, the Company's debt to total market capitalization ratio was approximately 22.1%, based upon a total market capitalization of approximately $1.5 billion. The Company computed this ratio by dividing the Company's total debt outstanding as of June 30, 2003 by the sum of this debt plus the market value of common stock (based upon the closing price of $11.37 per share on June 30, 2003) on a fully diluted basis, taking into account the conversion of all O.P. units into common stock.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the six months ended June 30, 2003 was $61.1 million compared to $64.7 million for the same period in 2002. The decline resulted from the decrease in rental revenue from the Company's current portfolio of property due to tenant lease obligation defaults during 2002 and 2003.

Net cash used in investing activities was approximately ($109.6) million and ($19.8) million for the six months ended June 30, 2003 and 2002, respectively. Of the ($109.6) million net cash used in investing activities, ($110) million was used to acquire the San Tomas Technology Park property, $1.4 million received from the sale of joint venture real estate, and ($1) million was used for tenant improvements and new equipment.

Net cash provided by financing activities was $46.8 million for the six months ended June 30, 2003 compared to ($44.4) million used in financing activities for the same period in 2002. Of the $46.8 million net cash from financing activities, ($82.9) million was used to pay outstanding debt, ($41.6) million for minority interest distributions, and ($8.4) million for dividends. The Company obtained approximately $180 million from financing activity, which included the Northwestern Loan and Citicorp Loan and related financing costs, as well as proceeds from the exercise of stock options.

CAPITAL EXPENDITURES

The Company's existing R&D properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1997 through December 31, 2002, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties that were owned or controlled by members of the Berg Group prior to July 1, 1998 averaged approximately $1.75 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $2.0 million during 2003. The Company believes it will recover substantially all of these sums from the tenants under new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

FUNDS FROM OPERATIONS

The Company's principal performance measurements are net income to common stockholders and earnings per share computed in accordance with GAAP. Management considers Funds From Operations ("FFO") an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt, and make capital expenditures. FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs, amortization of commission and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative for net income as a measure of profitability and it is not comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet the Company's cash needs, including its need to make cash distributions to satisfy REIT requirements.

The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three and six months ended June 30, 2003 and 2002, as reconciled to net income to common stockholders, are summarized in the tables below:


                                                    Three Months Ended June 30,                    Six Months Ended June 30,
                                              -----------------------------------------     ----------------------------------------
                                                    2003                   2002                   2003                   2002
                                              ------------------     ------------------     ------------------     -----------------
                                                       (Dollars in thousands)                        (Dollars in thousands)
Net income to common stockholders                $ 4,156                $ 4,073                $ 8,190                $ 9,273
Add:
    Minority interests (1)                        20,799                 20,671                 40,856                 46,605
    Depreciation and amortization (2)              5,397                  4,455                  9,961                  8,857
Less:
    Gain on sale of JV assets / assets            (1,400)                     -                 (1,400)                (6,103)
                                              ------------------     ------------------     ------------------     -----------------
Funds From Operations                            $28,952                $29,199                $57,607                $58,632
                                              ==================     ==================     ==================     =================

(1)  Excludes minority interest for unrelated parties.
(2) Includes depreciation of real estate from discontinued operations and amortization expense of costs allocated to above market leases in property acquisitions.

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

In January 2003, the FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 15" ("FIN 46"). FIN 46 requires that any entity meeting certain rules and relation to a company's equity investment risk and level of financial control be considered as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after June 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the consolidated financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities in 2003 could meet these requirements and will be recorded as appropriate.


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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2003. The current terms of this debt are described in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2003 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2003 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.


                                                2003       2004       2005      2006      2007   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
VARIABLE RATE DEBT:                                                         (dollars in thousands)
   Secured debt                                        $102,616                                              $102,616   $102,616
   Weighted average interest rate                         3.27%

FIXED RATE DEBT:
   Secured notes payable                      $2,656     $5,612     $5,977    $6,245    $6,350    $206,436   $233,275   $258,636
   Weighted average interest rate              6.23%      6.23%      6.23%     6.23%     6.23%       6.23%

The primary market risk we face is the risk of interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit, the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan, which are tied to a LIBOR based interest rate, were approximately $4.2 million, $18.4 million, and $80.0 million, or 1.3%, 5.5% and 23.8%, respectively, of the total $335.9 million of outstanding debt as of June 30, 2003. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of the debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at June 30, 2003.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of June 30, 2003, a 1% increase or decrease in interest rates on our $102.6 million of floating rate debt would decrease or increase, respectively, six months earnings and cash flows by approximately $0.5 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

================================================================================

PART II - OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Company was held on May 21, 2003 in which proxies representing 14,717,323 shares of common stocks, or 83.4% of the total outstanding shares, voted.

b) At the annual meeting of stockholders, Carl E. Berg, John C. Bolger, William A. Hasler, Lawrence B. Helzel, and Raymond V. Marino were elected as directors for the ensuing year, all of whom were serving on the board of directors at the time of the meeting.

c)   The following proposals were voted upon at the meeting:

     Proposal No. 1: Election of Directors


                                                              Total Vote Against
                                  Total Vote for Each       or Withheld from Each
    Directors                          Director                   Director              Total Abstentions
    ---------------------------- ----------------------     ----------------------    ----------------------

    Carl E. Berg                      12,865,431                  1,688,937                  162,955
    John C. Bolger                    14,553,529                     839                     162,955
    William A. Hasler                 14,553,195                    1,173                    162,955
    Lawrence B. Helzel                14,554,029                     339                     162,955
    Raymond V. Marino                 12,865,965                  1,688,403                  162,955



     Proposal No. 2: Ratification of the selection of PricewaterhouseCoopers, LLP as independent public accountants for the Company for the year ending December 31, 2003. There were 14,629,481 votes in favor of the proposal, 56,049 votes against the proposal, and 31,793 abstentions.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          10.27.1  Amendment to Berg Group $100,000,000 Line of Credit
          10.45.1  Citicorp USA, Inc. Promissory Note Extension
          31.1     Section 1350 Certificate of CEO
          31.2     Section 1350 Certificate of principal financial officer
          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

          The Company filed an amendment to Current Report on Form 8-K on June 20, 2003, regarding its acquisition of the San Tomas Technology Park. On April 23, 2003, the Company filed a Current Report on Form 8-K, regarding its acquisition of the San Tomas Technology Park on April 9, 2003 and its results of operations and financial condition for the first quarter of 2003.

================================================================================
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     MISSION WEST PROPERTIES, INC.
                                     (Registrant)


Date:   August 12, 2003              By:    /s/ Carl E. Berg
                                     -------------------------------------------
                                     Carl E. Berg
                                     Chief Executive Officer


Date:   August 12, 2003              By:    /s/ Wayne N. Pham
                                     -------------------------------------------
                                     Wayne N. Pham
                                     Vice President of Finance and Controller
                                     (Principal Accounting Officer and Duly
                                     Authorized Officer)