Form 10-Q
period 2003-09-30
MISSION WEST PROPERTIES INC
filed 2003-11-13
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

              17,754,691 shares outstanding as of November 11, 2003

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX

                                                                                                                    PAGE
PART I        FINANCIAL INFORMATION                                                                                 ----

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30, 2003
              and December 31, 2002...................................................................................3

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 2003 and 2002.......................................................4

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2003 and 2002...........................................................5

              Notes to Consolidated Financial Statements..............................................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................21

   Item 4.    Controls and Procedures................................................................................21


PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K.......................................................................22

SIGNATURES...........................................................................................................23

PART I - FINANCIAL INFORMATION
ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                 September 30, 2003      December 31, 2002
                                                                               ----------------------  ----------------------

                                     ASSETS
Real estate assets, at cost
    Land                                                                            $  276,405             $   234,707
    Buildings and improvements                                                         777,156                 726,581
    Real estate related intangible assets                                               18,284                       -
                                                                               ----------------------  ----------------------
       Total investments in properties                                               1,071,845                 961,288
    Less accumulated depreciation and amortization                                     (82,318)                (66,560)
                                                                               ----------------------  ----------------------
       Net investments in properties                                                   989,527                 894,728
    Investment in unconsolidated joint venture                                           2,258                       -
                                                                               ----------------------  ----------------------
    Net investments in real estate assets                                              991,785                 894,728
Cash and cash equivalents                                                                5,096                   4,479
Deferred rent                                                                           18,047                  17,001
Other assets                                                                            15,463                  13,198
                                                                               ----------------------  ----------------------
       Total assets                                                                 $1,030,391             $   929,406
                                                                               ======================  ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                $      769             $    58,792
    Revolving line of credit                                                            19,966                  23,839
    Loan payable                                                                             -                  20,000
    Mortgage notes payable                                                             301,115                 125,062
    Mortgage notes payable (related parties)                                            10,843                  11,078
    Interest payable                                                                       335                     337
    Security deposits                                                                   10,389                  11,184
    Prepaid rental income                                                               15,003                   9,876
    Dividend/distribution payable                                                       25,021                  24,951
    Accounts payable and accrued expenses                                                7,471                   4,698
                                                                               ----------------------  ----------------------
       Total liabilities                                                               390,912                 289,817

Commitments and contingencies (Note 6)

Minority interests                                                                     527,023                 528,768

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                -                       -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 17,754,691 and 17,487,329 shares issued and
      outstanding at September 30, 2003 and December 31, 2002,
      respectively                                                                          18                      17
  Paid-in-capital                                                                      130,552                 128,295
  Accumulated deficit                                                                  (18,114)                (17,491)
                                                                               ----------------------  ----------------------
     Total stockholders' equity                                                        112,456                 110,821
                                                                               ----------------------  ----------------------
     Total liabilities and stockholders' equity                                     $1,030,391             $   929,406
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                     Three months ended September 30,           Nine months ended September 30,
                                                        2003                  2002                 2003                 2002
                                                 --------------------  -------------------- -------------------- -------------------
Revenues:
   Rental revenues from real estate                      $33,782               $32,165          $  98,408             $  97,403
   Tenant reimbursements                                   4,796                 5,219             14,360                15,420
   Other income, including interest                          567                   487              1,871                 1,261
                                                 --------------------  -------------------- -------------------- -------------------
        Total revenues                                    39,145                37,871            114,639               114,084
                                                 --------------------  -------------------- -------------------- -------------------

Expenses:
   Operating expenses                                      2,555                 1,974              5,965                 6,170
   Real estate taxes                                       2,876                 3,091              9,391                 9,152
   Depreciation and amortization                           5,797                 4,552             15,758                13,363
   General and administrative                                360                   386              1,039                 1,190
   Interest                                                4,335                 2,413             12,097                 7,045
   Interest (related parties)                                280                   861                830                 2,770
                                                 --------------------  -------------------- -------------------- -------------------
       Total expenses                                     16,203                13,277             45,080                39,690
                                                 --------------------  -------------------- -------------------- -------------------

Income before equity in earnings of
unconsolidated joint venture & minority interests         22,942                24,594             69,559                74,394
Equity in earnings of unconsolidated joint
venture                                                      599                     -              3,358                     -
Minority interests                                        19,598                20,036             60,785                61,629
                                                 --------------------  -------------------- -------------------- -------------------
   Income from continuing operations                       3,943                 4,558             12,132                12,765
                                                 --------------------  -------------------- -------------------- -------------------

Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                  -                     -                  -                 1,018
Income attributable to discontinued operations                 -                     -                  -                    49
                                                 --------------------  -------------------- -------------------- -------------------
   Income from discontinued operations                         -                     -                  -                 1,067
                                                 --------------------  -------------------- -------------------- -------------------

Net income to common stockholders                        $ 3,943               $ 4,558            $12,132               $13,832
                                                 ====================  ==================== ==================== ===================
Net income to minority interests                         $19,598               $20,036            $60,785               $66,952
                                                 ====================  ==================== ==================== ===================
Income per share from continuing operations:
   Basic                                                 $0.22                 $0.26              $0.68                 $0.73
                                                 ====================  ==================== ==================== ===================
   Diluted                                               $0.22                 $0.26              $0.68                 $0.71
                                                 ====================  ==================== ==================== ===================
Income per share from discontinued operations:
   Basic                                                     -                     -                  -                 $0.06
                                                 ====================  ==================== ==================== ===================
   Diluted                                                   -                     -                  -                 $0.06
                                                 ====================  ==================== ==================== ===================
Net income per share to common stockholders:
   Basic                                                 $0.22                 $0.26              $0.68                 $0.79
                                                 ====================  ==================== ==================== ===================
   Diluted                                               $0.22                 $0.26              $0.68                 $0.77
                                                 ====================  ==================== ==================== ===================
Weighted average number of shares of
  common stock outstanding (basic)                    17,747,293            17,467,329         17,695,920            17,445,759
                                                 ====================  ==================== ==================== ===================
Weighted average number of shares of
  common stock outstanding (diluted)                  17,817,917            17,856,688         17,757,461            17,872,108
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

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                            Nine months ended September 30,
                                                                                         --------------------------------------
                                                                                               2003                2002
                                                                                         ------------------ -------------------
Cash flows from operating activities:
     Net income                                                                           $    12,132        $     13,832
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                 60,785              66,952
            Depreciation and amortization                                                      15,758              13,409
            Gain on sales of assets                                                                 -              (6,103)
            Equity in earnings of unconsolidated joint venture                                 (3,358)                  -
            Distributions from unconsolidated joint venture                                     1,500                   -
            Other                                                                                   -                 (20)
     Changes in assets and liabilities:
            Deferred rent                                                                      (1,046)              1,088
            Other assets                                                                       (1,402)             (2,332)
            Interest payable                                                                       (2)                 (2)
            Security deposits                                                                    (795)               (272)
            Prepaid rental income                                                               5,127               8,260
            Accounts payable and accrued expenses                                               3,124               2,410
                                                                                         ------------------ -------------------
     Net cash provided by operating activities                                                 91,823              97,222
                                                                                         ------------------ -------------------

Cash flows from investing activities:
     Improvements to real estate assets/new equipment                                          (1,262)             (1,668)
     Refundable option payment                                                                      -             (18,836)
     Real estate purchase                                                                    (110,013)            (31,311)
     Proceeds from sales of real estate                                                             -              18,591
     Restricted cash                                                                                -              12,714
     Proceeds from sale of joint venture real estate                                            1,400                   -
                                                                                         ------------------ -------------------
     Net cash used in investing activities                                                   (109,875)            (20,510)
                                                                                         ------------------ -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                               (3,946)             (1,518)
    Proceeds from mortgage note payable                                                       180,000                   -
    Principal payments on mortgage notes payable (related parties)                               (235)               (218)
    Net payments under line of credit (related parties)                                       (58,022)            (46,422)
    Proceeds from loan payable                                                                      -              20,000
    Payment on loan payable                                                                   (20,000)                  -
    Proceeds from revolving line of credit                                                          -              27,739
    Payment on revolving line of credit                                                        (3,873)                  -
    Financing costs                                                                              (863)                (52)
    Proceeds from stock options exercised                                                         683                 151
    Minority interests distributions                                                          (62,384)            (62,104)
    Dividends paid                                                                            (12,691)            (12,543)
                                                                                         ------------------ -------------------
     Net cash provided by (used in) financing activities                                       18,669             (74,967)
                                                                                         ------------------ -------------------
     Net increase in cash and cash equivalents                                                    617               1,745
Cash and cash equivalents, beginning                                                            4,479               5,310
                                                                                         ------------------ -------------------
Cash and cash equivalents, ending                                                         $     5,096        $      7,055
                                                                                         ================== ===================

Supplemental information:
    Cash paid for interest                                                                $    12,672        $      9,606
                                                                                         ================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Debt incurred in connection with property acquisitions (related parties)              $         -        $     18,000
                                                                                         ================== ===================
    Assumption of other liabilities in connection with property acquisitions              $       783        $        387
                                                                                         ================== ===================
    Issuance of operating partnership units in connection with property acquisitions      $         -        $     10,223
                                                                                         ================== ===================
    Issuance of operating partnership units in connection with joint venture acquisition  $     1,800        $          -
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

     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of September 30, 2003. Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

     In January 2003, the released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 15" ("FIN 46"). FIN 46 requires that any entity meeting certain rules and relation to a company's equity investment risk and level of financial control be considered as a variable interest entity. The statement (as amended) is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after December 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the consolidated financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities could meet these requirements and will be recorded as appropriate.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective beginning in the third quarter of 2003. The FASB deferred the implementation of SFAS 150 as applied to certain minority interests in finite-lived entities, however. The Company adopted the requirements of SFAS 150 in the third quarter of 2003, and considering the aforementioned deferral, it did not impact the Company's financial position, results of operations or cash flows.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2003.

2.   REAL ESTATE

     BERG LAND HOLDINGS OPTION AGREEMENT
     Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future Research & Development ("R&D"), office and industrial buildings developed by the Berg Group on land currently owned, optioned, or acquired for these purposes in the future, directly or indirectly, by certain members of the Berg Group. At present, there are approximately 250 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities, by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. As of September 30, 2003, the Company had completed 19 acquisitions under the Berg Land Holdings Option Agreement representing approximately 1,864,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments under the terms of the Berg Land Holdings Option Agreement, the acquisition price will equal the sum of (a) the full construction cost of the building; (b) 10% of the full construction cost of the building; (c) the acquisition value of the parcel as defined in the agreement upon which the improvements are constructed (currently ranging from $7.50 to $20.00 per square foot); (d) 10% per annum of the acquisition value of the parcel for the period from January 1, 1998 to the close of escrow; and (e) interest at LIBOR (London Interbank Offer
     Rate) plus 1.65% per annum on the full construction costs of the building for the period from the date funds were disbursed by the developer to the close of escrow; less (f) any debt encumbering the property, or a lesser amount as approved by the members of the independent directors committee of the Company's board of directors. At the option of the owners of the land so purchased by the Company, the purchase may be paid in cash or operating partnership interests ("O.P. units") valued at the average closing price of shares of common stock over the 30-trading-day period preceding the acquisition date.

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

     On April 1, 2003, the joint venture with TBI acquired a 60,000 rentable square foot shell building in Morgan Hill, California from the Berg Group under the Berg Land Holdings Option Agreement. The joint venture financed 100% of the cost of the building. The building was sold on April 2, 2003. The Company received a cash distribution and recognized a gain of $1,400, its proportionate share, on the sale.

     PROPERTY ACQUISITIONS
     Effective April 9, 2003, the Company acquired a 36-acre seven-building campus style office/R&D project comprised of approximately 625,000 rentable square feet at San Tomas and Central Expressway in Santa Clara, California, also known as the San Tomas Technology Park. The project was acquired for approximately $110,000 from an unrelated third party and financed with a combination of debt and cash reserves. The debt component is comprised of an $80,000 short term loan from Citicorp USA, Inc., which is collateralized by the acquired properties. This loan bears interest at an annual rate equal to LIBOR plus 2% and matures in April 2004. In addition, the Company utilized approximately $19,200 of its operating line of credit with Cupertino National Bank in connection with this acquisition. The Consolidated Statements of Operations for the three and nine months ended September 30, 2003 include revenues and expenses from the acquired properties at the San Tomas Technology Park from the date of acquisition. See related discussion under Note 8.

3.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2003, stock options to purchase 60,362 shares of common stock and 50,000 shares of common stock were exercised at $4.50 and $8.25 per share, respectively. Total proceeds to the Company were approximately $683. Two limited partners exchanged 157,000 O.P. units for 157,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

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

     The computation for weighted average shares is detailed below:


                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                        -------------------------------    -------------------------------
                                                             2003              2002             2003              2002
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (basic)       17,747,293       17,467,329        17,695,920       17,445,759
        Incremental shares from assumed option exercise       70,624          389,359            61,541          426,349
                                                        --------------    -------------    --------------    -------------
        Weighted average shares outstanding (diluted)     17,817,917       17,856,688        17,757,461       17,872,108
                                                        ==============    =============    ==============    =============

     The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at September 30, 2003 and 2002 was 86,498,064 and 86,494,032, respectively.

5.   RELATED PARTY TRANSACTIONS

     As of September 30, 2003, the Berg Group owned 78,364,716 O.P. units. The Berg Group's ownership as of September 30, 2003 represented approximately 75% of the equity interests of the Company, assuming conversion of the 86,498,064 O.P. units outstanding into the Company's common stock.

     Effective January 1, 2003, the Company and the Berg Group mutually agreed to reduce the Berg Group $100,000 line of credit to $20,000 and to reduce the number of properties securing the line of credit to five. The Berg Group line of credit bears interest at LIBOR plus 1.30%, which was 2.48% as of September 30, 2003, and matures in March 2004. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of September 30, 2003, debt in the amount of $769 was due the Berg Group under the line of credit, and debt in the amount of $10,843 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in ten years with principal payments amortized over 20 years.

     Carl E. Berg has a substantial financial interest in one company that leases space from the operating partnerships. This company occupies 5,862 square feet at $1.00 per square foot per month. This lease was in effect prior to the Company's acquisition of its general partnership interests in July 1998. The lease expires in May 2004.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended September 30, 2003 and 2002 and $68 for each of the nine-month periods ended September 30, 2003 and 2002.

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

7.   DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the statements of operations. All periods presented in this report could require further reclassification in future periods if additional property sales occur.

     As of September 30, 2003, there were no properties under contract to be sold or disposed of which would qualify as discontinued operations.

     In March 2002, the Company sold one property for a total gain of $6,103, including minority interest share of $5,085. Condensed results of operations for this property for the nine months ended September 30, 2002 are as follows:

                                            Nine Months Ended
                                            September 30, 2002
                                           -------------------
                                          (Dollars in thousands)
         Rental income from real estate           $333
         Tenant reimbursements                     293
                                           -------------------
               Total revenues                      626

         Real estate taxes                         293
         Depreciation                               46
                                           -------------------
              Total expenses                       339
                                           -------------------
         Income before minority interests          287
                   Minority interests              238
                                           -------------------
                   Net income                     $ 49
                                           ===================


8.   BUSINESS COMBINATIONS

     For real estate acquired subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, including the value of the above or below market leases and in-place leases.

     On April 9, 2003, the Company acquired San Tomas Technology Park for $110,000 in cash. The purchase price was allocated to long-lived assets, one above-market in-place lease and the value of in-place leases. The Company recorded $18,284 of the purchase price as real estate related intangible assets in the accompanying consolidated balance sheets for the above-market in-place lease and the value of in-place leases. The intangible assets will be amortized over the applicable remaining lease terms. Amortization expense of $912 and $1,385 was recorded for the three and nine months ended September 30, 2003, respectively.

     The purchase price allocation for this acquisition was determined in accordance with the following principles under SFAS No. 141:

     The fair value of the tangible assets of an acquired property, which includes land, building and tenant improvements, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions, and tenant improvements.

     In allocating the fair value of the identified intangible assets of the acquired property, above-market in-place lease value is recorded based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable lease term. The capitalized above-market lease value, included in real estate related intangible assets in the accompanying consolidated balance sheets, is amortized to expense as amortization of real estate over the remaining non-cancelable lease term. The value of in-place leases exclusive of the value of above-market in-place lease is also amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

9.   SUBSEQUENT EVENTS

     On October 9, 2003, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of September 30, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. The following discussion includes forward-looking statements, including but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

OVERVIEW

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages R&D and office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2003, the Company owned and managed 108 properties totaling approximately 7.8 million rentable square feet through four limited partnerships, or operating partnerships, for which it is the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. The Company believes that it has one of the largest portfolios of R&D properties in the Silicon Valley. As of September 30, 2003, the five tenants who leased the most square footage from the Company were Microsoft Corporation, JDS Uniphase Corporation, Amdahl Corporation (a subsidiary of Fujitsu Limited), Apple Computer, Inc., and NEC Electronics America, Inc. For federal income tax purposes, the Company has operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

On April 9, 2003, the Company acquired seven R&D and office properties located at the San Tomas Technology Park in Santa Clara, California. The acquisition added approximately 625,000 net rentable square feet, or approximately 9%, to the Company's existing portfolio of properties.

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

The purchase price allocation for property acquisition subsequent to June 30, 2001 is determined in accordance with the following principles under SFAS No. 141:

The fair value of the tangible assets of an acquired property, which includes land, building and tenant improvements, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions, and tenant improvements.

In allocating the fair value of the identified intangible assets of the acquired property, above-market in-place lease value is recorded based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable lease term. The capitalized above-market lease value, included in real estate related intangible assets in the accompanying consolidated balance sheets, is amortized to expense as amortization of real estate over the remaining non-cancelable lease term. The value of in-place leases exclusive of the value of above-market in-place lease is also amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

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

REVENUE RECOGNITION. The Company recognizes rental revenue on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by the Company. The difference between recognized rental income and rental cash receipts is recorded as deferred rent on the consolidated balance sheets.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

As of September 30, 2003, the Company, through its controlling interests in the operating partnerships, owned 108 properties totaling approximately 7.8 million rentable square feet compared to 101 properties totaling approximately 7.2 million rentable square feet owned by the Company as of September 30, 2002. This represents a net increase of approximately 8% in total rentable square footage, which is primarily attributable to the Company's acquisition of seven properties at the San Tomas Technology Park in Santa Clara, California consisting of approximately 625,000 net rentable square feet in April 2003.

Rental revenues from continuing operations for the three and nine months ended September 30, 2003 compared to the three and nine-month periods in 2002 are as follows:

                            Three Months Ended September 30,
                            ---------------------------------
                                                                                      % Change by         % of Total Net
                                2003               2002             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                           (Dollars in thousands)
   Same Property (1)           $27,984            $29,251           ($1,267)              (4.3%)               (3.9%)
   2002 Acquisitions (2)         2,553              2,914              (361)             (12.4%)               (1.1%)
   2003 Acquisitions             3,245                  -             3,245                100%                10.0%
                            --------------     --------------     --------------                         -----------------
                               $33,782            $32,165            $1,617                5.0%                 5.0%
                            ==============     ==============     ==============                         =================


                            Nine Months Ended September 30,
                            --------------------------------
                                                                                      % Change by         % of Total Net
                                2003               2002             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                           (Dollars in thousands)
   Same Property (1)           $84,568            $91,609           ($7,041)              (7.7%)               (7.2%)
   2002 Acquisitions (2)         7,659              5,794             1,865               32.2%                 1.9%
   2003 Acquisitions             6,181                  -             6,181                100%                 6.3%
                            --------------     --------------     --------------                         -----------------
                               $98,408            $97,403            $1,005                1.0%                 1.0%
                            ==============     ==============     ==============                         =================

(1) "Same Property" is defined as properties owned by the Company prior to 2002 that the Company still owned as of September 30, 2003.
(2) Operating rental revenues for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.

RENTAL REVENUE FROM CONTINUING OPERATIONS
For the quarter ended September 30, 2003, rental revenues increased by $1.6 million, or 5%, from $32.2 million for the three months ended September 30, 2002 to $33.8 million for the same period of 2003. The net increase resulted from a decline of ($1.3) million in the Company's "Same Property" portfolio, a decrease of ($0.3) million from properties acquired in 2002, and an increase of $3.2 million from properties acquired in 2003. Rental revenues increased by $1.0 million from $97.4 million for the nine months ended September 30, 2002 to $98.4 million for the same period of 2003. Of the $1.0 million increase in rental revenues, ($7.0) million resulted from the Company's "Same Property" portfolio, $1.8 million were generated by properties acquired in 2002, and $6.2 million were generated by properties acquired in 2003. The overall increase in rental revenues was mainly a result of the San Tomas Technology Park acquisition in April 2003. The decline in rents from the "Same Property" and "2002 Acquisitions" portfolios resulted from property vacancies. The Company's occupancy rate at September 30, 2003 was approximately 78%, compared to approximately 86% at September 30, 2002.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of September 30, 2003, the Company had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, in which the Company acquired a 50% interest in January 2003. The Company has a non-controlling limited partnership interest in this joint venture, which it accounts for using the equity method of accounting. For the three months ended September 30, 2003, the Company recorded equity in earnings from the unconsolidated joint venture of approximately $0.6 million. For the nine-month period ended September 30, 2003, equity in earnings from the unconsolidated joint venture was approximately $3.4 million, including $1.4 million relating to a gain from the sale of real estate by the unconsolidated joint venture.

OTHER INCOME
Other income, including interest, increased to $0.6 million for the three months ended September 30, 2003 from $0.5 million for the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, other income, including interest, was $1.9 million and $1.3 million, respectively. Utility rebate and security deposit forfeitures represented most of the increase. The Company does not consider these transactions to be recurring items.

EXPENSES FROM CONTINUING OPERATIONS
Operating expenses and real estate taxes from continuing operations, on a combined basis, increased by $0.4 million, or 8.0%, from $5.0 million to $5.4 million for the three months ended September 30, 2002 and 2003, respectively, due to the combined effects of reductions in assessed property values on existing properties, increase in repairs and maintenance expenses, and the
acquisition   of  the

San Tomas Technology Park in April 2003. Tenant reimbursements from continuing operations decreased by $0.4 million, or 7.7%, from $5.2 million for the three months ended September 30, 2002 to $4.8 million for the three months ended September 30, 2003. The decrease in tenant reimbursements was due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties.

Depreciation and amortization expense of real estate from continuing operations increased by $1.2 million from $4.6 million to $5.8 million for the three months ended September 30, 2002 and 2003, respectively. Of the $1.2 million increase in depreciation and amortization expense of real estate, approximately $0.9 million represented amortization expense of intangible assets resulting from the acquisition of the San Tomas Technology Park (see note 8). Depreciation expense from continuing operations increased by $2.4 million from $13.4 million to $15.8 million for the nine months ended September 30, 2002 and 2003, respectively, reflecting the newly acquired San Tomas Technology Park.

Interest expense increased by $1.9 million, or 79.2%, from $2.4 million for the three months ended September 30, 2002 to $4.3 million for the three months ended September 30, 2003. The increase in interest expense resulted from additional debt obtained by the Company, consisting of a new revolving line of credit from Cupertino National Bank put in place during the third quarter 2002, a new $100 million mortgage loan from Northwestern Mutual Life Insurance Company obtained in early January 2003, and a new $80 million mortgage loan from Citicorp USA, Inc. obtained in early April 2003. Interest expense (related parties) decreased by $0.6 million, or 66.7%, from $0.9 million for the three months ended September 30, 2002 to $0.3 million for the three months ended September 30, 2003 due to lower interest rates and the repayments of the Berg Group line of credit. Total debt outstanding, including amounts due related parties, increased by $96.4 million, or 40.8%, from $236.3 million as of September 30, 2002 to $332.7 million as of September 30, 2003. Overall interest expense, including amounts paid to related parties, for the quarter ended September 30, 2003 increased by $1.3 million compared to the same quarter a year ago.

Interest expense increased by $5.1 million, or 72.9%, from $7.0 million for the nine months ended September 30, 2002 to $12.1 million for the nine months ended September 30, 2003. Interest expense (related parties) decreased by $2.0 million, or 71.4%, from $2.8 million for the nine months ended September 30, 2002 to $0.8 million for the nine months ended September 30, 2003. Overall interest expense for the nine months ended September 30, 2003 increased by $3.1 million compared to the nine months ended September 30, 2002 with the substitution of new debt for the loan under the Berg Group line of credit.

Interest expense for the three and nine month periods in 2003 increased as a result of new debt. In addition to the higher amount of debt, the new debt carries a higher interest rate than the Berg Group line of credit which it mainly replaced. Management expects additional increases in interest expense as new debt is incurred in connection with property acquisitions, the Company draws on the Cupertino National Bank revolving line of credit, and the Company seeks alternative sources of credit.

NET INCOME TO MINORITY INTEREST AND NET INCOME TO COMMON STOCKHOLDERS
The minority interest portion of income decreased by $0.4 million, or 2.0%, from $20.0 million for the three months ended September 30, 2002 to $19.6 million for the three months ended September 30, 2003. Net income to common stockholders decreased by $0.6 million, or 13.3%, from $4.5 million for the three months ended September 30, 2002 to $3.9 million for the same period in 2003. For the nine months ended September 30, 2003 and 2002, the minority interest portion of income was $60.8 million and $67.0 million, respectively, resulting in net income to stockholders of $12.1 million and $13.8 million, respectively. The decline in net income was primarily due to reduced rental revenues and because net income for the prior year's comparable period included gain from a sale of discontinued operations. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of September 30, 2003 and 2002.

RECENT DEVELOPMENTS

RENTAL MARKET CONDITIONS. All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 21.9% in late 2002 to 24.0% at the end of the third quarter 2003. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2003 amounted to 37.1 million square feet, of which 33.7%, or 12.5 million square feet, was being offered under subleases. Total negative net absorption in 2002 amounted to approximately (10.9) million square feet. During the first nine months of 2003, there was total negative net absorption of approximately (5.3) million square feet. The impact of the rental market decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

The Company's actual occupancy rate at September 30, 2003 was 78.3%, which is a significant decline from the occupancy rate of 85.8% at September 30, 2002. The Company believes that its occupancy rate could decline further going forward if key tenants seek the protection of the bankruptcy laws or discontinue operations. In addition, leases with respect to approximately 76,000 rentable square feet are expiring in the fourth quarter 2003. The properties subject to these leases may take anywhere from six to 12 months or longer to re-lease. The Company expects the average 2003 renewal rental rates for these properties to be approximately equal to or, perhaps, below current rents. If the Company is unable to lease a significant portion of any vacant space or space subject to expiring leases; if the Company experiences significant tenant defaults as a result of the current economic downturn; or if the Company is not able to lease space at or above current market rates, its results of operations and cash flows will be adversely affected. The Company's operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" below and in the section entitled "Risk Factors" in the Company's most recent annual report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

For the nine months ended September 30, 2003, net investments in real estate assets increased by approximately $97.1 million from December 31, 2002 due to the San Tomas Technology Park acquisition, new tenant improvements, and the acquisition of a 50% interest in a joint venture from the Berg Group under the Berg Land Holdings Option Agreement for $1.8 million. The Company increased total loan indebtedness by approximately $99.2 million in connection with the San Tomas Technology Park acquisition and issued 181,032 O.P. units for the joint venture interest.

At September 30, 2003, total stockholders' equity, net, increased by approximately $1.6 million from December 31, 2002 as the Company obtained additional capital from stock option exercises and the exchange of O.P. units for the Company's common stock while incurring a deficit of ($0.6) million. During the nine months ended September 30, 2003, stock options to purchase 60,362 shares of common stock were exercised at $4.50 per share, and stock options to purchase 50,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $0.7 million. During the first nine months of 2003, two limited partners exchanged 157,000 O.P. units for 157,000 shares of the Company's common stock under the Exchange Rights Agreement among the Company and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its principal sources of liquidity for distributions to stockholders and unit holders, debt service, leasing commissions and recurring capital expenditures to come from operations and/or other credit facilities that currently exists or that may be established by the Company with third party financial institutions. The Company expects these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements during the next 12 months. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company. The Company has the ability to meet short-term obligations or other liquidity needs based on its existing lines of credit. Despite the current weakness in the economy, the Company expects interest expense to increase, but not significantly, as it incurs debt through acquisitions of new properties and as interest rates increase.

On January 9, 2003, the Company obtained a $100 million secured mortgage loan from Northwestern Mutual Life Insurance Company ("Northwestern Loan") that bears a fixed interest rate at 5.64% and matures in January 2013 with principal payments amortized over 20 years. The mortgage loan is secured by 11 properties. The Company paid approximately $675,000 in loan fees and financing costs and used the proceeds to primarily pay down short-term debt and the Berg Group line of credit.

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

On October 9, 2003, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of September 30, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

DEBT
At September 30, 2003, the Company had total indebtedness of $332.7 million, including $301.1 million of fixed rate mortgage debt, $10.8 million under the Berg Group mortgage note (related parties), $20.0 million under the Cupertino National Bank line of credit, and $0.8 million under the Berg Group line of credit (related parties), as detailed in the table below:

     The following table sets forth information regarding debt outstanding as of September 30, 2003:


                                                                                                               Maturity    Interest
              Debt Description                          Collateral Properties                 Balance            Date        Rate
---------------------------------------------  ----------------------------------------  ------------------  ------------  ---------
                                                                                       (Dollars in thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Drive, San Jose, CA     $       769            3/04        (1)
                                                                                         ------------------
                                               2133 Samaritan Drive, San Jose, CA
                                               2233-2243 Samaritan Drive, San Jose, CA
                                               1310-1450 McCandless Drive, Milpitas, CA
                                               1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank                        Not Applicable                                   19,966            7/04        (3)
                                                                                         ------------------

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Avenue, San Jose, CA         10,843            6/10       7.650%
                                                                                         ------------------
Mortgage Notes Payable:
Prudential Capital Group                       20400 Mariani Avenue, Cupertino, CA                 791           10/06       8.750%
Washington Mutual (Home Savings & Loan Assoc.) 10460 Bubb Road, Cupertino, CA                      244           12/06       9.500%
Prudential Insurance Company of America (2)    10300 Bubb Road, Cupertino, CA                  121,938           10/08       6.560%
                                               10500 N. De Anza Boulevard, Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450-460 National Avenue, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Boulevard, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company     1750 Automation Parkway, San Jose, CA            98,142            1/13       5.640%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 Via Del Oro, San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               20605-20705 Valley Green Drive, Cupertino, CA

Citicorp USA, Inc.                             2001 Walsh Avenue, Santa Clara, CA               80,000            4/04        (3)
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2770-2800 Scott Boulevard, Santa Clara, CA
                                               2300 Central Expressway, Santa Clara, CA
                                               2220 Central Expressway, Santa Clara, CA
                                               2330 Central Expressway, Santa Clara, CA
                                                                                         ------------------
Mortgage Notes Payable Subtotal                                                                301,115
                                                                                         ------------------

TOTAL                                                                                      $   332,693
                                                                                         ==================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2004. The interest rate at September 30, 2003 was 2.48%.
(2) John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt.
(3) Interest rate equal to LIBOR plus 2%. The interest rates for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at September 30, 2003 were 3.10% and 3.14%, respectively.

As of September 30, 2003, the Company's debt to total market capitalization ratio was approximately 20.5%, based upon a total market capitalization of approximately $1.6 billion. The Company computed this ratio by dividing the Company's total debt outstanding as of September 30, 2003 by the sum of this debt plus the market value of common stock (based upon the closing price of $12.36 per share on September 30, 2003) on a fully diluted basis, taking into account the conversion of all O.P. units into common stock.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the nine months ended September 30, 2003 was $91.8 million compared to $97.2 million for the same period in 2002. The decline resulted primarily from the decrease in rental revenue from the Company's current portfolio of property due to tenant lease obligation defaults during 2002 and 2003.

Net cash used in investing activities was approximately ($109.9) million and ($20.5) million for the nine months ended September 30, 2003 and 2002, respectively. Of the ($109.9) million net cash used in investing activities, ($110) million was used to acquire the San Tomas Technology Park property, $1.4 million was received from the sale of joint venture real estate, and ($1.3) million was used for tenant improvements and new equipment.

Net cash provided by financing activities was $18.7 million for the nine months ended September 30, 2003 compared to ($75.0) million used in financing activities for the same period in 2002. Of the $18.7 million net cash from financing activities, ($86.1) million was used to pay outstanding debt, ($62.4) million for minority interest distributions, and ($12.7) million for dividends. The Company obtained approximately $180 million from financing activity, which included the Northwestern Loan, the Citicorp Loan, net of related financing costs, and proceeds from the exercise of stock options.

CAPITAL EXPENDITURES

The Company's existing R&D properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1997 through December 31, 2002, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties that were owned or controlled by members of the Berg Group prior to July 1, 1998 averaged approximately $1.75 million annually. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $2.0 million during 2003. The Company believes it will recover substantially all of these sums from the tenants under new or renewed leases. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

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

The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO for the three and nine months ended September 30, 2003 and 2002, as reconciled to net income to common stockholders, are summarized in the following tables:



                                                  Three Months Ended September 30,             Nine Months Ended September 30,
                                              -----------------------------------------    -----------------------------------------
                                                    2003                   2002                  2003                   2002
                                              ------------------     ------------------    ------------------     ------------------
                                                       (Dollars in thousands)                        (Dollars in thousands)
Net income to common stockholders                $ 3,943                $ 4,558                $12,132                $13,832
Add:
    Minority interests (1)                        19,474                 19,941                 60,331                 66,546
    Depreciation and amortization (2)              5,797                  4,552                 15,758                 13,409
Less:
    Gain on sale of JV assets / assets                 -                      -                 (1,400)                (6,103)
                                              ------------------     ------------------    ------------------     ------------------
Funds From Operations                            $29,214                $29,051                $86,821                $87,684
                                              ==================     ==================    ==================     ==================

(1)  Excludes minority interest for unrelated parties.
(2) Includes depreciation of real estate from discontinued operations and amortization expense of costs allocated to intangible assets in property acquisitions.

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

In January 2003, the released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 15" ("FIN 46"). FIN 46 requires that any entity meeting certain rules and relation to a company's equity investment risk and level of financial control be considered as a variable interest entity. The statement (as amended) is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after December 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the consolidated financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities could meet these requirements and will be recorded as appropriate.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective beginning in the third quarter of 2003. The FASB deferred the implementation of SFAS 150 as applied to certain minority interests in finite-lived entities, however. The Company adopted the requirements of SFAS 150 in the third quarter of 2003, and considering the aforementioned deferral, it did not impact the Company's financial position, results of operations or cash flows.

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

In addition, the actual timing of development, construction, and leasing on any projects that the Company believes it may acquire in the future under the Berg Land Holdings Option Agreement is presently unknown, and reliance should not be placed on the estimates concerning these projects. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2003. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2003 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2003 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                                2003       2004       2005      2006      2007   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
VARIABLE RATE DEBT:                                                         (Dollars in thousands)
   Secured debt                                        $100,735                                               $100,735  $100,735
   Weighted average interest rate                         3.13%
FIXED RATE DEBT:
   Secured notes payable                      $1,338     $5,612     $5,977    $6,245    $6,350    $206,436    $231,958  $257,319
   Weighted average interest rate              6.23%      6.23%      6.23%     6.23%     6.23%       6.23%

The primary market risk we face is the risk of interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit, the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan, which are tied to a LIBOR based interest rate, were approximately $0.8 million, $20.0 million, and $80.0 million, or 0.2%, 6.0% and 24.0%, respectively, of the total $332.7 million of outstanding debt as of September 30, 2003. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of the debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at September 30, 2003.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of September 30, 2003, a 1% increase or decrease in interest rates on our $100.7 million of floating rate debt would decrease or increase, respectively, nine months earnings and cash flows by approximately $0.76 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  31.1   Section 1350 Certificate of CEO
                  31.2   Section 1350 Certificate of principal financial officer
                  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b.       Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on July 14, 2003, regarding its results of operations and financial condition for the second quarter of 2003.

================================================================================
 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     MISSION WEST PROPERTIES, INC.
                                     (Registrant)


Date:   November 11, 2003            By:    /s/ Carl E. Berg
                                        ------------------------------------
                                        Carl E. Berg
                                        Chief Executive Officer


Date:   November 11, 2003            By:    /s/ Wayne N. Pham
                                        ------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                        Authorized Officer)

Exhibit 31.1


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Carl E. Berg, certify that:

1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended September 30, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Carl E. Berg
Chairman and CEO

November 11, 2003

Exhibit 31.2


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Wayne N. Pham, certify that:

1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended September 30, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Wayne N. Pham
Vice President of Finance and Controller

November 11, 2003

Exhibit 32


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

======================================================
Carl E. Berg
Chairman of the Board and Chief Executive Officer
November 11, 2003


======================================================
Wayne N. Pham
Vice President of Finance and Controller
November 11, 2003

     This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.