Form 10-K
period 2003-12-31
MISSION WEST PROPERTIES INC
filed 2004-07-30
CIK 1067419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

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

                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
Common Stock, par value $.001                 American Stock Exchange
          per share                            Pacific Exchange, Inc.


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2003, as reported on the American Stock Exchange, was approximately $201,700,287. As of July 15, 2004, there were 18,063,691 shares of the
Registrant's Common Stock outstanding.

Documents Incorporated By Reference: None

                           FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include our discussion of "Quantitative and Qualitative Disclosures about Market Risks" in Item 7A below. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of Real Estate Investment Trusts ("REITs")), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg Land Holdings Option Agreement is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. See Part I, Item 1, "Risk Factors."

                          MISSION WEST PROPERTIES, INC.
                          2003 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I
                                                                                                Page No.
Item 1.         Business                                                                             1

Item 2.         Properties                                                                           16

Item 3.         Legal Proceedings                                                                    22

Item 4.         Submission of Matters to a Vote of Security Holders                                  22

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters                                                                  23

Item 6.         Selected Financial Data                                                              24

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  26

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                           48

Item 8.         Financial Statements and Supplementary Data                                          49

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                  84

Item 9A.        Controls and Procedures                                                              84

Item 9B         Other Information                                                                    84

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant                                   85

Item 11.        Executive Compensation                                                               88

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters                                                                  91

Item 13.        Certain Relationships and Related Transactions                                       94

Item 14.        Principal Accountant Fees and Services                                               96

                                     PART IV

Item 15.        Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K                                                                          98

                Signatures                                                                           100

                Rule 13a-14 Certifications                                                           101

PART I

ITEM 1. BUSINESS

     ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages Research and Development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2003, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are six tenants who individually lease in excess of 300,000 rentable square feet from us:
     Microsoft Corporation, Fujitsu America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust ("REIT") since fiscal 1999.

     Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, certain members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests (the "Berg Group"). We acquired these properties as of July 1, 1998 by becoming the general partner of each of the four operating partnerships in an UPREIT transaction. At that time, we also acquired ten properties comprising approximately 560,000 rentable square feet from entities controlled by third parties in which the Berg Group members were significant owners.

     Through various property acquisition agreements with the Berg Group and subject to the approval of the Independent Directors Committee of the Board of Directors, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often build-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits and financing construction. Since September 1998, we have acquired approximately 3,135,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

     OUR RELATIONSHIP WITH THE BERG GROUP

     Through a series of transactions occurring between May 1997 and December 1998, we became the vehicle for substantially all of the Silicon Valley R&D property operating activities of the Berg Group. We are the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an Exchange Rights Agreement and the Berg Land Holdings Option Agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:

     -    control the operating partnerships;

     - acquire, subject to approval of the Independent Directors Committee of the Board of Directors, on pre-negotiated terms, all future R&D properties developed by the Berg Group on land currently owned or acquired in the future; and

     - acquire R&D, office and industrial properties identified by the Berg Group in California, Oregon and Washington, subject to approval of the Independent Directors Committee of the Board of Directors.

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

     Carl E. Berg, the Company's Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for approximately 35 years, most recently through Berg & Berg Enterprises ("Berg & Berg"). In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the board of directors of numerous information technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of information technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in the information technology industry provide a significant benefit to the Company.

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

     ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

     We anticipate that most of our growth, if any, in rentable square footage in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or to be developed in the future by the Berg Group. For example, in early 2003 we acquired from the Berg Group a 50% interest in a joint venture, TBI-Mission West LLC, which consists of four R&D properties totaling approximately 593,000 rentable square feet. In addition to this project, the Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately
     1.37 million square feet of new developments. Nevertheless, at this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group for several years because of the current market conditions in the Silicon Valley.

     In light of this overcapacity in the market, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any of the Berg Group, has authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with large scale residential development activities.
     Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition under the Berg Land Holdings Option Agreement.

     BERG LAND HOLDINGS OPTION AGREEMENT. We believe that control of high quality, developable land is an important strategic factor for continued success in the Silicon Valley market. In December 1998, we entered into the Berg Land Holdings Option Agreement under which we have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been improved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. In addition, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. Our Independent
     Directors Committee decides whether we will pursue each opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units ("Fully Diluted"), falls below 25%.

     As of December 31, 2003, we had acquired 20 leased R&D properties totaling approximately 1,992,000 rentable square feet under this agreement at a cost of approximately $205.2 million, for which we issued 7,933,849 O.P. Units and assumed debt of approximately $118 million. The principal terms of the agreement include the following:

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

     - All action taken by us under the Berg Land Holdings Option Agreement, including any variations from stated terms outlined above must be approved by a majority of the members of the Independent Directors Committee of our Board of Directors.

     As a general policy which has been established by the Independent Directors Committee, we do not acquire properties under the Berg Land Holdings Option Agreement until they have been leased. We are responsible for a significant portion of the leasing process in connection with such acquisitions, however.

     The following table presents certain information concerning currently identified land that we have the right to acquire under the Berg Land Holdings Option Agreement.


                                                              Approximate Rentable
     Property                              Net Acres            Area (Square Feet)
     -------------------------------- -------------------- --------------------------
     AVAILABLE LAND:
     Piercy & Hellyer                          30                   490,000
     Morgan Hill (1)                           18                   288,025
     King Ranch                                12                   207,000
     Fremont & Cushing                         24                   387,000
                                      -------------------- --------------------------
                       TOTAL                   84                 1,372,025
                                      ==================== ==========================


(1) We expect to own an approximate 50% interest in the partnership through one of our operating partnerships. The property will be operated and managed by the other joint venture partner in the entity.

     Although we expect to acquire new properties or joint ventures available to us under the terms of the Berg Land Holdings Option Agreement, subsequent to the approval by the Independent Directors Committee, there can be no assurance that we actually will consummate any of the intended transactions. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds From Operation ("FFO") or available cash for distribution. See Item
     1. "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     Given the downturn in the Silicon Valley real estate market for R&D/office properties, we may not be able to maintain historical levels of growth from acquisitions of new developments in the future.

     OPPORTUNISTIC ACQUISITIONS

     In addition to our principal opportunities under the Berg Land Holdings Option Agreement, we believe our acquisitions experience, established network of real estate and information technology professionals, and overall financial condition will continue to provide opportunities for external growth. Our April 2003 acquisition of approximately 625,000 rentable square feet of R&D properties in the San Tomas Technology Park is an example of this. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value. Furthermore, our use of the operating partnership structure allows us to offer prospective sellers the opportunity to contribute properties on a tax-deferred basis in exchange for O.P. Units. Although we have not consummated any transactions like this since our July 1, 1998 acquisition of the Berg Group properties, this capacity to complete tax-deferred transactions with sellers of real property further enhances our ability to acquire additional properties.

     FOCUS ON SINGLE TENANT SILICON VALLEY R&D PROPERTIES

     We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has historically contributed to the relatively low turnover and high occupancy rates on our properties. We believe that the relatively small number of tenants (78) occupying our 109 properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

     RECENT RENTAL MARKET DEVELOPMENTS

     All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly during 2001 through 2003 after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 21.9% in late 2002 to 23% at the end of 2003 and 23% as of June 30, 2004. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2003 amounted to 35.6 million square feet, of which 33.7%, or 12 million square feet, was sublease space. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2002 amounted to approximately (10.9) million square feet. For the year 2003, total negative net absorption declined to approximately (4.0) million square feet as local economic conditions improved, but the overall R&D property market did not recover. The impact of vacancies has not been uniform throughout the area, however. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. In addition, the time to complete the marketing and lease up of vacant space has increased from an average of several months to as much as an average of 6 to 18 months as a result of the increased vacancy in the market. For the years ended December 31, 2003 and 2002, average occupancy in our portfolio was 80.5% and 90%, respectively. Prior to the first quarter of 2002, we had achieved historical average occupancy levels of above 98% since 1999. We believe that maintaining average occupancy levels above 98% will not be sustainable given the current economic environment, as evidenced by our occupancy level of 77% at
     December 31, 2003 and 72% at June 30, 2004. Although we have stringent lease underwriting standards and continually evaluate the financial capacity of both our prospective and existing tenants to proactively manage portfolio credit risk, a downturn in tenants' businesses may weaken tenants' financial conditions and could result in defaults under their lease obligations. We believe that the average 2003 renewal rental rates for our properties will be approximately equal to, or perhaps, below current rents. In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. Leases representing approximately 863,000 square feet, or 11.7% of our 2004 annualized base rent, are scheduled to expire during 2004. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be adversely affected.

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

     The shares of our common stock issuable in exchange for the O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the Pending Projects Acquisition Agreement were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to this Item 1. "Risk Factors - Shares eligible for future sale could affect the market price of our stock." The Exchange Rights Agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement. We are obligated to affect no more than two such registrations in any 12-month period. We are obligated to assist the O.P. Unit holders in obtaining a firm commitment underwriting agreement for such resale from a qualified investment-banking firm. If registration on Form S-3, or an equivalent form, is not available for any reason, we will be obligated to effect a registration of the shares to be acquired on exercise of the exchange rights on Form S-11, or an equivalent form, in an underwritten public offering, upon demand by the holders of no fewer than 500,000 O.P. Units. All holders of O.P. Units will be entitled to participate in such registration. We will bear all costs of such registrations other than selling expenses, including commissions and separate counsels' fees of the O.P. Unit holders. We will not be required to affect any registration for resale on Form S-3, or equivalent form of common stock shares issuable to the holder of O.P. Units if the request is for less than 250,000 shares.

     OTHER MATTERS

     The operating partnership agreements require that the operating partnerships be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT and to avoid any federal income or excise tax liability.

     The operating partnership agreements provide that the combined net operating cash flow from all the operating partnerships, as well as net sales and refinancing proceeds, will be distributed from time to time as determined by our Board of Directors, but not less frequently than quarterly, pro rata in accordance with the partners' percentage interests in the operating partnerships, taken as a whole. This provision is intended to cause the periodic distributions per O.P. Unit and per share of our common stock to be equal. As a consequence of this provision, the capital interest of a partner in each of the operating partnerships, including our capital interests, might at times differ significantly from the partner's percentage interest in the net income and cash flow of that operating partnership. We do not believe that such differences would have a material impact on our business, financial condition or funds available for distributions, however.

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

     EMPLOYEES

     As of July 15, 2004, we employed four people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

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

     SPECIAL BOARD VOTING PROVISIONS. Our governing corporate documents, which are our articles of amendment and restatement, or charter, and our bylaws, provide substantial control rights for the Berg Group. The Berg Group's control of our corporation means that the value and returns from an investment in the Company's common stock are subject to the Berg Group's exercise of its rights. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to our charter and bylaws and any merger, consolidation or sale of all or substantially all of our assets. In addition, our bylaws provide that a quorum necessary to hold a valid meeting of the Board of Directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a Fully Diluted basis. Also, directors representing more than 75% of the entire Board of Directors must approve other significant transactions, such as incurring debt above certain amounts and conducting business other than through the operating partnerships. Without the approval of Mr. Berg or his designee, Board of Directors' approval that we may need for actions that might result in a sale of your stock at a premium or raising additional capital when needed could be difficult or impossible to obtain.

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

     SUBSTANTIAL OWNERSHIP INTEREST. The Berg Group currently owns O.P. Units representing approximately 75.1% of the equity interests in the operating partnerships and approximately 75.1% of our equity interests on a Fully Diluted basis. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

     BERG LAND HOLDINGS. The Berg Group owns several parcels of unimproved land in the Silicon Valley that the operating partnerships and we have the right to acquire under the terms of the Berg Land Holdings Option Agreement. We have agreed to pay an amount based on pre-negotiated terms for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-trading-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the Independent Directors Committee these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders. The Independent Directors Committee recently authorized the removal of a 160-acre site from the Berg Land Holdings Option Agreement if the Berg Group is able to obtain residential development zoning for any portion of this land. The Independent Directors Committee determined that this site is not likely to be of future development interest to us, and so the Berg Group is now able to pursue its own residential development opportunities for this site. Any portions of such site that are rezoned as residential will no longer be subject to the Berg Land Holdings Option Agreement and will not provide any future benefit to us.

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

     RELATED PARTY DEBT. As of December 31, 2003, we had borrowed approximately $6.3 million under our $20 million line of credit with the Berg Group, which is collateralized by five of our properties and expires in March 2005. The line of credit bears interest at an annual rate of LIBOR plus 1.30%. The Berg Group has no obligation to renew this line of credit when it expires, and we may be unable to obtain a similar credit facility on comparable terms. We are also liable under a mortgage loan of $10.8 million due June 2010 that we assumed in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1., "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

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

     WE MAY CHANGE OUR INVESTMENT AND FINANCING POLICIES AND INCREASE YOUR RISK WITHOUT STOCKHOLDER APPROVAL.

     Our Board of Directors determines the investment and financing policies of the operating partnerships and our policies with respect to certain other activities, including our business growth, debt capitalization, distribution, and operating policies. Our Board of Directors may amend these policies at any time without a vote of the stockholders. Changes in these policies could materially adversely affect our financial condition, results of operations and ability to make cash distributions to our stockholders, which could harm our business and cause our stock price to fall. For more information please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Policies with Respect to Certain Activities."

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

     GEOGRAPHIC CONCENTRATION. All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as the "Silicon Valley." The Silicon Valley economy has been weakening for the past few years, and future increases in values and rents for our properties depend to a significant extent on the recovery of this region's economy.

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

     OUR SUBSTANTIAL INDEBTEDNESS. Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. When the Berg Group line of credit expires in March 2005, we cannot assure you that we will be able to obtain a replacement line of credit with terms similar to the Berg Group line of credit, or at all. Our cost of borrowing funds could increase substantially after the Berg Group line of credit expires. Under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $100 million outstanding could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of common stock of the Company held by the members of the Berg Group. We have no reason to expect such a sale or transfer in the foreseeable future, but the members of the Berg Group have no obligation to us to refrain from any such sale or other transfer. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire Board of Directors. Our Board of Directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

     EARTHQUAKE DAMAGES ARE UNINSURED. All of our properties are located in areas that are subject to earthquake activity. Our insurance policies do not cover damage caused by seismic activity although they do cover losses from fires after an earthquake. We generally do not consider such insurance coverage to be economical. If an earthquake occurs and results in substantial damage to our properties, we could lose our investment in those properties, which loss could have a material adverse effect on our financial condition, our operating results and our ability to make distributions to our stockholders.

     FAILURE TO SATISFY FEDERAL INCOME TAX REQUIREMENTS FOR REITS COULD REDUCE OUR DISTRIBUTIONS, REDUCE OUR INCOME AND CAUSE OUR STOCK PRICE TO FALL.

     FAILURE TO QUALIFY AS A REIT. Although we currently operate in a manner designed to enable us to qualify and maintain our REIT status, it is possible that economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our Board of Directors either to refrain from making the REIT election or to revoke that election once made. To maintain REIT status, we must meet certain tests for income, assets, distributions to stockholders, ownership interests, and other significant conditions. If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain provisions of the tax laws, we would be disqualified from treatment as a REIT for the four taxable years following the year in which our qualification was lost. As a result, funds available for distributions to our stockholders would be reduced for each of the years involved and, in addition, we would no longer be required to make distributions to our stockholders.

     REIT DISTRIBUTION REQUIREMENTS. To maintain REIT status, we must distribute as a dividend to our stockholders at least 90% of our otherwise taxable income, after certain adjustments, with respect to each tax year. We also may be subject to a 4% non-deductible excise tax in the event our distributions to stockholders fail to meet certain other requirements. Failure to comply with these requirements could result in our income being subject to tax at regular corporate rates and could cause us to be liable for the excise tax.

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

     STOCKHOLDERS ARE NOT ASSURED OF RECEIVING CASH DISTRIBUTIONS FROM US.

     Our income consists primarily of our share of the income of the operating partnerships, and our cash flow consists primarily of our share of distributions from the operating partnerships. Differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of the operating partnerships and the effect of required debt amortization payments could require us to borrow funds, directly or through the operating partnerships, on a short-term basis to meet our intended distribution policy.

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

     -    our projected rental rates and revenues; and

     -    such other factors as our Board of Directors deems relevant.

     We cannot assure you that we will be able to meet or maintain our cash distribution objectives.

     OUR PROPERTIES COULD BE SUBJECT TO PROPERTY TAX REASSESSMENTS.

     We do not believe that the acquisition of any of our interests in the operating partnerships has resulted in a statutory change in ownership that could give rise to a reassessment of any of our properties for California property tax purposes. We cannot assure you, however, that county assessors or other tax administrative agencies in California will not attempt to assert that such a change occurred as a result of these transactions.
     Although we believe that such a challenge would not be successful ultimately, we cannot assure you regarding the outcome of any related dispute or proceeding. A reassessment could result in increased real estate taxes on our properties that, as a practical matter, we may be unable to pass through to our tenants in full. This could reduce our net income and our funds available for distributions and cause our stock price to fall.

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

     In addition, all O.P. Unit holders may tender their O.P. Units to us in exchange for shares of common stock on a one-for-one basis at then-current market value or an equivalent amount in cash, at our election. If we elect to pay cash for the O.P. Units, our liquidity may be reduced and we may lack sufficient funds to continue paying the amount of our anticipated or historical cash distributions. This could cause our stock price to fall.

     SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

     We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of the common stock. As of December 31, 2003, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period.

     RISKS RELATED TO OUR BUSINESS

     If we are unable to strengthen our internal controls, there could be a material adverse effect on our operations or financial results.

     In connection with the audit of our consolidated financial statements for the years ending December 2003, 2002 and 2001, our independent registered public accounting firm, BDO Seidman ("BDO"), identified a material weakness in internal controls which led to certain accounting adjustments for 2003 and certain restatements for 2002 and 2001 as more fully described in Item 9A of this form 10-K. In addition due to our total head count of four, BDO also identified certain segregation of duties issues without compensating controls. To address these issues, we will need to continue to improve our financial and managerial controls and procedures in the future. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

     In addition, we are in the process of instituting changes to our internal procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure compliance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve such compliance could have a material adverse effect on our business and stock price.

     THE VALUE AND MARKETABILITY OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED BY ANY FAILURE TO FILE TIMELY PERIODIC REPORTS UNDER FEDERAL SECURITIES LAWS.

     In January 2004, our former independent accountants, PricewaterhouseCoopers LLP ("PWC") resigned without issuing their report of independent auditors for 2003, and subsequent to the date of their resignation, advised us not to rely on their reports of independent auditors for 2002 and 2001. As a direct result of PWC's actions, we were unable to timely file this report on Form 10-K and report on Form 10-Q for the first quarter of 2004. Due to these filing delinquencies and our inability to promptly retain new independent accountants, on March 19, 2004, the American Stock Exchange, or AMEX, notified us that we were not in compliance with its continued listing standards and required us to submit a compliance form. Through the appointment of BDO Seidman, LLP ("BDO") as our new independent registered public accounting firm and filing of this annual report, we have satisfied certain of the conditions of the AMEX compliance plan. To become compliant with the AMEX continued listing standards, we must also file our quarterly reports on Form 10-Q for the first and second quarter of 2004 as soon as practicable following the filing of the Form 10-K for 2003 but no later than August 31, 2004. As a result of the resignation of PWC, the Company estimates that it will incur additional legal, administrative and accounting expenses of at least approximately $750,000, which will be recorded as a 2004 expense. We cannot assure you that similar or other events will not occur in the future, the result of which may be to delay the filing of required periodic reports under the federal securities laws, and cause the delisting of our common stock on AMEX without an alternative stock exchange or market listing. These events could hinder or prevent trading of our common stock or cause the price of our common stock to decline materially. In addition, our late SEC filings constituted events of default under two of our loan arrangements. Both lenders waived our default, but there can be no assurance that a similar default in the future would not result in acceleration of one or more of our loan balances, which could adversely impact our financial condition, cash flows and stock price.

     MARKET INTEREST RATES MAY REDUCE THE VALUE OF THE COMMON STOCK.

     One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, as a percentage of the price of such shares, relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, increase the funds available for us to distribute, and, in fact, would likely increase our borrowing costs and decrease funds available for distributions. Thus, higher market interest rates could cause the price of our common stock to fall.

ITEM 2. PROPERTIES

     GEOGRAPHIC AND TENANT FOCUS

     We focus principally on the facility requirements of information technology companies in the Silicon Valley, which include space for office, R&D, light manufacturing and assembly. With the Silicon Valley's highly educated and skilled work force, history of numerous successful start-up companies and large contingent of venture capital firms, we believe that this region will, following the current significant slow down in the market, continue to spawn successful new high-growth industries and entrepreneurial businesses to an extent matched nowhere else in the United States. We believe that our focus and thorough understanding of the Silicon Valley real estate market enables us to:

     -    anticipate trends in the market;

     - identify and concentrate our efforts on the most favorably located sub-markets;

     -    take  advantage  of  our   experience   and  extensive   contacts  and
          relationships with local government agencies, real estate brokers and subcontractors, as well as with tenants and prospective tenants; and

     -    identify strong tenants.

     All of our properties are general-purpose R&D/office type properties located in desirable sub-markets of the Silicon Valley. Many of our properties have been developed for or leased to single tenants, many of whom are large, publicly traded information technology companies. Most of our major tenants have occupied our properties for many years under triple-net leases that require the tenant to pay substantially all operating costs, including property insurance, real estate taxes and general operating costs.

     LEASING

     The current leases for the properties have terms ranging from one to eleven years. Most of the leases provide for fixed periodic rental increases. Substantially all of the leases are triple-net leases pursuant to which the tenant is required to pay substantially all of the operating expenses of the property, property taxes and insurance, including all maintenance and repairs, and excluding only certain structural repairs to the building shell. Most of the leases contain renewal options that allow the tenant to extend the lease based on adjustments to then prevailing market rates, or based on fixed rental adjustments, which may be at or below market rates.

     PROPERTY PORTFOLIO

     All of our properties are R&D/office type properties. Generally, these properties are one- to two-story buildings of tilt-up concrete construction, have on average 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from 18,000 to 211,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants' requirements with the use of movable dividers.

     The following table sets forth certain information relating to our properties as of December 31, 2003:


                                                                                                          Major
                                                                                                         Tenants'
                                         Total      Percentage       Average                             Rentable
                              No. of    Rentable   Leased as of       2003                                Sq. Ft.       2003 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2003    Occupancy    Major Tenants          at 12/31/03    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5300-5350 Hellyer Avenue (3)     2      160,000         100%           100%      Tyco Electronics        160,000       $ 3,316,116
                                                                                 Corporation

10401-10411 Bubb Road (3)        1       20,330         100%            87%      Celerity Systems, Inc.   20,330           311,909

45365 Northport Loop West        1       64,218          31%            42%      Applied Micro Circuits   19,727           452,657
                                                                                 Corp.

45700 Northport Loop East        1       47,570         100%           100%      Philips Electronics      47,570           789,180

45738 Northport Loop West        1       44,256         100%           100%      EIC Corporation          44,256           584,872

4050 Starboard Drive             1       52,232         100%           100%      Flash Electronics, Inc.  52,232           564,108

3501 W. Warren Avenue &          1       67,864          24%            36%      RIAS Corporation         16,000           480,645
46600 Fremont Blvd.

                                                                                                            Major
                                                                                                           Tenants'
                                         Total      Percentage       Average                               Rentable
                              No. of    Rentable   Leased as of       2003                                  Sq. Ft.     2003 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2003    Occupancy    Major Tenants            at 12/31/03  Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
48800 Milmont Drive              1       53,000           0%            33%      Vacant                                    216,352

4750 Patrick Henry Drive         1       65,780           0%             0%      Vacant                                          -

Triangle Technology Park (3)     7      416,927          67%            86%      Intevac Corporation       119,583       6,795,064
                                                                                 JDS Uniphase Corporation   50,212
                                                                                 Xicom Technology, Inc.     47,480
                                                                                 Diligent Software          25,350
                                                                                 Systems Corp.              19,600
                                                                                 IXYS Technologies, Inc.

5850-5870 Hellyer Avenue         1      109,715           7%             7%      Silver Creek Valley         7,675         123,996
                                                                                    Church

5750 Hellyer Avenue              1       73,312           0%             0%      Vacant                                         -

800 Embedded Way                 1      239,000           0%             0%      Vacant                                         -

5500-5550 Hellyer Avenue         2      196,534          23%            23%      ACT Electronics, Inc.      46,120         647,986

5400 Hellyer Avenue              1       77,184         100%           100%      Jetstream                  77,184       1,231,496
                                                                                 Communications, Inc.

5325-5345 Hellyer Ave.           2      256,500         100%           100%      Celestica Asia, Inc.      256,500       4,707,096

5905-5965 Silver Creek           4      346,000         100%           100%      CIENA Corporation         346,000       7,839,906

855 Embedded Way                 1       67,912         100%           100%      Lynuxworks, Inc.           67,912       1,317,168

1065 La Avenida Street           5      515,700         100%           100%      Microsoft Corporation     515,700      21,151,328

1750 Automation Parkway          1       80,641         100%           100%      JDS Uniphase Corporation   80,641       1,681,274

1756 Automation Parkway          1       80,640         100%           100%      JDS Uniphase Corporation   80,640       1,919,964

1762 Automation Parkway          1       61,100         100%           100%      JDS Uniphase Corporation   61,100       2,213,980

1768 Automation Parkway          1      110,592         100%           100%      JDS Uniphase Corporation  110,592       3,301,200

255 Caspian Drive                1       98,500           0%             0%      Vacant                                          -

245 Caspian Drive (5)            1            -           0%             0%      Vacant                                          -

5970 Optical Court (2)           1      128,520         100%             0%      Photon Dynamics, Inc.     128,520               -

5900 Optical Court               1      165,000         100%           100%      Stryker Endoscopy         165,000       4,257,000

2630 Orchard Parkway             1       60,633           0%             0%      Vacant                                          -

2610 Orchard Parkway (4)         1       54,093         100%           100%      Cadence Design Systems,    54,093       1,165,712
                                                                                 Inc.

55 West Trimble Road (4)         1       91,722         100%           100%      Cadence Design Systems,    91,722       1,976,368
                                                                                 Inc.

2001 Walsh Avenue (2)            1       80,000         100%           100%      NEC Electronics America,   80,000         530,282
                                                                                 Inc.

2880 Scott Boulevard (2)         1      200,000         100%           100%      NEC Electronics America,  200,000       2,183,251
                                                                                 Inc.

2890 Scott Blvd. (2)             1       75,000         100%           100%      NEC Electronics America,   75,000       1,549,757
                                                                                 Inc.

2800 Scott Blvd. (2)             1       98,430          75%            98%      Nvidia Corporation         73,604       1,159,700

2300 Central Expy. (2)           1       46,338         100%           100%      JDS Uniphase Corporation   46,338       2,305,685

2220 Central Expy. (2)           1       62,522         100%           100%      BRE/San Tomas LLC          62,522         750,000

2330 Central Expy. (2)           1       62,522           0%             0%      Vacant                                          -

2251 Lawson Lane                 1      125,000         100%           100%      Fujitsu IT Holdings, Inc. 125,000       1,454,279

1230 East Arques                 1       60,000         100%           100%      Fujitsu IT Holdings, Inc.  60,000         327,069

1250 East Arques                 4      200,000         100%           100%      Fujitsu IT Holdings, Inc. 200,000         755,923

                                                                                                          Major
                                                                                                         Tenants'
                                         Total      Percentage       Average                             Rentable
                              No. of    Rentable   Leased as of       2003                                Sq. Ft.       2003 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2003    Occupancy    Major Tenants          at 12/31/03    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
3120 Scott Blvd.                 1       75,000         100%           100%      Fujitsu IT Holdings, Inc.  75,000       1,238,081

20400 Mariani Avenue             1      105,000         100%           100%      Dade Behring, Inc.        105,000       3,109,050

10500 De Anza Blvd.              1      211,000         100%           100%      Apple Computer, Inc.      211,000       5,206,608

20605-705 Valley Green Dr.       2      142,000         100%           100%      Apple Computer, Inc.      142,000       3,067,198

10300 Bubb Road                  1       23,400         100%           100%      Apple Computer, Inc.       23,400         449,280

10440 Bubb Road                  1       19,500          54%            46%       Lightmaster Systems, Inc. 10,573         127,044

10460 Bubb Road                  1       45,460          67%            81%      Luminous Networks, Inc.    30,460         626,683

1135 Kern Avenue                 1       18,300          50%            62%      Broadmedia, Inc.            9,150         133,365

1190 Morse Avenue &              1       28,350          66%            66%      Coptech West, Inc.         18,750         217,504
405 Tasman Avenue

450 National Avenue              1       36,100         100%           100%      ePeople, Inc.              36,100       1,228,351

3301 Olcott Street               1       64,500           0%             0%      Vacant                                          -

2800 Bayview Avenue              1       59,736           0%            35%      Vacant                                    245,958

6850 Santa Teresa Blvd.          1       30,000          59%            59%      Indala Corporation         17,650         317,700

6810 Santa Teresa Blvd.          1       54,996         100%           100%      Polaris Networks, Inc.     54,996       1,665,601

140-150 Great Oaks Blvd. &       2      105,300          74%            86%      Amtech Microelectronics,   31,500       1,482,173
6781 Via Del Oro                                                                 Inc.
                                                                                 Saint Gobain               21,800
                                                                                 Santa Clara Water          25,000
                                                                                 District

6540-6541 Via Del Oro &          2       66,600          74%            80%      Exsil, Inc.                20,076         820,339
6385-6387 San Ignacio Ave.                                                       Modutek Corporation        17,400

6311-6351 San Ignacio Ave.       5      362,767         100%           100%      On Command Corporation    131,320       6,058,027
                                                                                 Saint Gobain               95,953
                                                                                 Avnet, Inc.                53,494
                                                                                 Photon Dynamics, Inc.      52,000
                                                                                 Teledex, LLC               30,000

6320-6360 San Ignacio Ave.       1      157,292          71%            71%      Nortel Networks Corp,      92,692       3,559,188
                                                                                 Quantum 3D, Inc.           19,600

75 East Trimble Road &           2      170,810         100%           100%      Comerica Bank              93,984       2,679,835
2610 North First Street                                                          County of Santa Clara      70,795

2033-2243 Samaritan Drive        3      235,122          36%            36%      Texas Instruments, Inc.    48,677       3,484,925
                                                                                 State Farm Insurance       23,801
                                                                                 Good Samaritan Hospital    12,286

1170 Morse Avenue                1       39,231         100%           100%      The Parkinson's Institute  39,231         382,624

3236 Scott Blvd.                 1       54,672         100%           100%      Celeritek, Inc.            54,672       1,182,789

1212 Bordeaux Lane               1       71,800         100%           100%      Northrop Grumman           71,800       1,376,148
                                                                                 Corporation

McCandless Technology Park(4)   14      705,956          69%            82%      Larscom, Inc.             118,708
                                                                                 Arrow Electronics, Inc.    92,862      10,846,170
                                                                                 Chartered Semiconductor    45,312
                                                                                 Mfg.
                                                                                 St Assembly Test Services, 33,984
                                                                                 Inc.
                                                                                 USinternetworking, Inc.    27,129
                                                                                 Hermes Microvision, Inc.   25,285
                                                                                 Promise Technology, Inc.   20,331

1600 Memorex Drive               1      107,500         100%           100%      Sasco Electric             84,700         802,816
                                                                                 International Network      22,800
                                                                                 Services

                                                                                                          Major
                                                                                                         Tenants'
                                         Total      Percentage       Average                             Rentable
                              No. of    Rentable   Leased as of       2003                                Sq. Ft.       2003 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2003    Occupancy    Major Tenants          at 12/31/03    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
1688 Richard Avenue              1       52,800         100%           100%      NWE Technology, Inc.       52,800         680,175

1700 Richard Avenue              1       58,783         100%           100%      Broadwing Comm Services,   58,783         684,823
                                                                                 Inc.
                             ------------------                                                                       --------------

         TOTAL                 109    7,917,262                                                                       $129,733,778
                             ==================                                                                       ==============


(1) Annual cash rents do not include any effect for recognition of rental income on the straight-line method of accounting required by generally accepted accounting principles in the United States of America under which contractual rent payment increases are recognized evenly over the lease term.
(2) Properties were purchased in 2003. The 2003 Annual Base Rent reflects rent received from the date of acquisition through December 31, 2003.
(3)  Joint venture properties.
(4) In April and May 2004 we entered into lease termination agreements with two different tenants, Cadence Design Systems, Inc. and Larscom, Inc., who have leases expiring in 2004 for the sum total of $2,608,776, which will be recorded in other revenue in 2004. With the execution of termination agreements with these two tenants, the Company has an additional 264,523 of vacant rentable square feet.
(5) Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired during 2001.

     We own 100% of all of the properties, except for one of the buildings in the Triangle Technology Park, which is owned by a joint venture in which we, through an operating partnership, own a 75% interest, the property at 10401-10411 Bubb Road, which is owned by a joint venture in which we, through an operating partnership, own an 83.33% interest, and the properties at 5300-5350 Hellyer Avenue, which are owned by a joint venture in which we, through an operating partnership, own a 50% interest, and a Berg affiliate owns the other 50% venture interest.

     LEASE EXPIRATIONS

     The following table sets forth a schedule of the lease expirations for the properties beginning with 2004, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 1,858,180 rentable square feet that was vacant as of December 31, 2003.

                            Number of                                                           Percentage of Total Annual
           Year of Lease     Leases      Rentable Square Footage      2004 Annual Base Rent      Base Rent Represented By
            Expiration      Expiring   Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
         --------------------------------------------------------------------------------------------------------------------
               2004 (3)        20                862,817                $ 15,327,915                        11.7%

               2005            21                556,769                  11,216,483                         8.5%

               2006            16              1,244,067                  41,109,897                        31.3%

               2007            18              1,329,355                  26,521,018                        20.2%

               2008             5                274,022                   3,421,098                         2.6%

               2009             8                558,434                   9,658,888                         7.4%

               2010             5                397,514                   7,114,110                         5.4%

               2011             2                602,500                  13,048,878                         9.9%

               2012             1                 73,604                     477,378                         0.4%

            Thereafter          1                160,000                   3,415,600                         2.6%
                           --------------------------------------------------------------------------------------------------

                               97              6,059,082                $131,311,265                         100%
                           ==================================================================================================


(1) The base rent for leases expiring is based on scheduled 2004 annualized cash rents, which are different than annual rents determined in accordance with GAAP.
(2)  Based upon 2004 annualized cash rents as discussed in Note (1).
(3) In April and May 2004 we entered into lease termination agreements with two different tenants, Cadence Design Systems, Inc. and Larscom, Inc., who have leases expiring in 2004 for the sum total of $2,608,776, which will be recorded in other revenue in 2004. With the execution of termination agreements with these two tenants, the Company has an additional 264,523 of vacant rentable square feet.


     If we are unable to lease a significant portion of the available space or space scheduled to expire in 2004 and thereafter at any of our properties, if existing tenants do not renew their leases, or if rental rates decrease, our results of operations, financial condition and cash flows would be adversely affected.

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

ITEM 3. LEGAL PROCEEDINGS

     Neither the operating partnerships, the properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, the properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business. We do not expect any of such proceedings to have a material adverse effect on our cash flows, financial condition or results of operations. We are currently involved in or have recently concluded the following legal proceedings which we believe the ultimate outcome, will have no material adverse affect on our financial statements.

     In early January 2004 we received $1,836,393 from the Bankruptcy Estate of Auspex Systems, Inc., pursuant to Notice of Order from the United States Bankruptcy Court Northern District of California Case No. 03-52596 MM 11 representing our final share of the Estate of Auspex Systems, Inc. as an unsecured creditor. This amount was recorded in other revenue during the fourth quarter of 2003.

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004 the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of $933,548 to the RPC plaintiffs, which must be paid by us or MWP. The court denied all requests by MWP, including a declaration that all of RPC's interests in Heller L.P. were validly converted to limited partnership interests and transferred to MWP or its designee in accordance with the terms of the Hellyer L.P. partnership agreement. The court also denied RPC's request for an injunction ordering the reinstatement of RPC's partnership interests in Hellyer L.P. We have appealed the decision to the Maryland Appeals Court. Under the pre-appeal hearing procedures, the Maryland Appeals Court requires a mediation hearing before the parties can appear before the Appeals Court. No date has been set for such a hearing. We do not believe that any further court decisions in this case, for or against us and MWP, will not have a material adverse effect on our business. We have a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP which exceeds the amount of the damages awarded to the RPC parties and would be used to pay for those damages in the event the decision of the Circuit Court is upheld ultimately. Furthermore, we have never accounted for the 50% interest of RPC as our asset and if RPC is deemed to have retained that interest or reacquires that interest our balance sheet and financial condition would not be impacted. In February 2001, we filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case. In July 2004, RPC attached our bank account for approximately $1.1 million. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara, the parties agreed that we will post a $1.5 million bond and RPC will remove the attachment of our bank account until final resolution of the appeal in Maryland. In February 2001, we filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case.

     In January 2004, we filed the case of Mission West Properties, L.P. v. Premisys Communications, Inc. and Zhone Technologies, Inc. in the Superior Court of the State of California for the County of Alameda Case No. HG03118906 for breach of lease agreement and claimed damages of $1,399,042. In April 2004, we settled the matter and received a payment of $1,100,000. This amount was recorded in other revenue during the second quarter of 2004.

     In December 2003, Craig R. Jalbert Liquidating CEO, as representative of the Estate of the Consolidated Debtors for ACT Manufacturing, Inc. v. Mission West Properties, L.P. filed an action in United States Bankruptcy Court District of Massachusetts Case No. 01-47641 (JBR) asserting that payments of $481,749 made in the ordinary course of business within 90 days of the ACT bankruptcy filing were preference payments. We have engaged legal counsel to defend us in this claim and intend to vigorously contest the matter.

     In January 2004, the Global Crossing Estate Representative, for Itself and the Liquidating Trustee of the Global Crossing Liquidating Trust v. Mission West Properties filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of $815,052 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were preference payments. We have engaged legal counsel to defend us in this claim and intend to vigorously contest the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The high and low closing sale prices per share of common stock as reported on AMEX during each quarter of 2003 and 2002 were as follows:

                                                     2003                              2002
                                         -----------------------------     -----------------------------
                                             High            Low               High            Low
                                         -------------   -------------     -------------   -------------
                1st Quarter                 $10.25          $9.02             $13.22          $11.10
                2nd Quarter                 $11.95          $9.50             $13.03          $11.91
                3rd Quarter                 $12.74          $11.07            $11.99          $10.31
                4th Quarter                 $13.45          $12.32            $11.20          $9.72


     On July 15, 2004, there were 215 registered holders of the Company's common stock. We declared and paid dividends in each quarter of 2003 and 2002. We expect to pay quarterly dividends during 2004. The following tables show information for quarterly dividends for 2003 and 2002.

                                                              2003
                                         -----------------------------------------------
                                            Record          Payment          Dividend
                                             Date            Date            Per Share
                                         -------------   -------------     -------------
                1st Quarter                03/31/03        04/10/03           $0.24
                2nd Quarter                06/30/03        07/10/03            0.24
                3rd Quarter                09/30/03        10/09/03            0.24
                4th Quarter                12/31/03        01/08/04            0.24
                                                                           -------------
                   Total                                                      $0.96
                                                                           =============



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
                                                                           =============

     For federal income tax purposes, we have characterized 98% of the dividends declared in 2003 as taxable ordinary income and 2% as return of capital. For 2002, we have characterized 100% of the dividends declared as taxable ordinary income.

     The closing price of our common stock on December 31, 2003, the last trading day, was $12.95 per share.

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

     This Form 10-K includes restatements of previously reported historical financial data and related descriptions for the years ended December 31, 2002 and 2001. We have identified certain accounting errors applied historically to the items described in Note 18 to our Consolidated Financial Statements and concluded that these items have been accounted for incorrectly. As a result, we have made the appropriate adjustments to our previously issued consolidated financial statements for the years ended December 31, 2002 and 2001.

     Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8 "Consolidated Financial Statements and Supplementary Data," below) and is as follows:

                                                                                    Year Ended December 31,
                                                          --------------------------------------------------------------------------
                                                               2003           2002            2001           2000           1999
                                                                          (As Restated)   (As Restated)
                                                                               (3)             (3)
                                                          -------------  --------------  -------------  -------------  -------------
                                                                         (dollars in thousands, except per share data)
         OPERATING DATA:
         Revenue:
             Rental revenues                                $130,739       $129,781        $126,229      $  97,568        $72,294
             Tenant reimbursements                            18,871         20,099          17,475         14,548         10,913
             Other income, including interest                  4,527          4,248           2,465          1,241          1,198
                                                          -------------  --------------  -------------  -------------  -------------
         Total revenues                                      154,137        154,128         146,169        113,357         84,405
                                                          -------------  --------------  -------------  -------------  -------------

         Expenses:
              Property operating, maintenance and real        21,365         23,951          18,502         14,932         11,367
         estate taxes
            Interest                                          16,446          9,588           8,704          8,290         11,623
            Interest (related parties)                         1,064          3,422           4,709          4,475          2,246
            General and administrative                         1,325          1,488           1,284          1,065          1,185
            Depreciation and amortization                     20,774         18,313          16,746         15,178         12,878
                                                          -------------  --------------  -------------  -------------  -------------
         Total expenses                                       60,974         56,762          49,945         43,940         39,299
                                                          -------------  --------------  -------------  -------------  -------------
         Income before gain on sales of assets, equity in
         earnings                    of unconsolidated        93,163         97,366          96,224         69,417         45,106
         joint venture and minority interests
            Gain on sales of assets                                -              -          11,453            501              -
            Equity in earnings of unconsolidated joint         3,885              -               -              -              -
         venture
            Minority interests                                80,836         81,316          89,876         57,650         38,755
                                                          -------------  --------------  -------------  -------------  -------------
            Income from continuing operations                 16,212         16,050          17,801         12,268          6,351
         Discontinued operations, net of minority interests:
              Gain from disposal of discontinued                   -          1,018               -              -              -
         operations
              Income attributable to discontinued                  -             47             285            311            180
         operations
                                                          -------------  --------------  -------------  -------------  -------------
                   Income from discontinued operations             -          1,065             285            311            180
                                                          -------------  --------------  -------------  -------------  -------------

         Net income to common stockholders                   $16,212        $17,115         $18,086        $12,579       $  6,531
                                                          =============  ==============  =============  =============  =============
         Net income to minority interests                    $80,836        $86,641         $91,312        $59,054        $39,785
                                                          =============  ==============  =============  =============  =============

            Basic net income from continuing operations        $0.91          $0.92           $1.04          $0.72          $0.51
         per share
            Diluted net income from continuing operations      $0.91          $0.90           $1.01          $0.70          $0.50
         per share

            Basic net income per share                         $0.91          $0.98           $1.06          $0.74          $0.52
            Diluted net income per share                       $0.91          $0.96           $1.03          $0.72          $0.52

            PROPERTY AND OTHER DATA:
            Total properties, end of period (4)                  109            101              97             89             80
            Total square feet, end of period (000's)           7,917          7,164           6,799          6,196          5,307
            Average monthly rental revenue per square           $1.76          $1.71           $1.59          $1.36          $1.16
         foot (1)
            Occupancy at end of period                           77%            84%             97%            99%            99%

            Funds from Operations (2):                      $117,918       $118,444        $115,013        $86,650        $60,007

            Cash flows from operating activities            $116,493       $117,368        $111,157        $84,580        $60,298
            Cash flows from investing activities            (109,983)       (20,744)         (3,040)        (2,736)       (12,084)
            Cash flows from financing activities              (6,860)       (97,455)       (107,498)       (83,706)       (41,920)



                                                                                         December 31,
                                                          --------------------------------------------------------------------------
                                                               2003            2002            2001          2000           1999
                                                                           (As Restated)  (As Restated)
                                                                                (3)            (3)
                                                          -------------  --------------  -------------  -------------  -------------
                                                                                    (dollars in thousands)
            BALANCE SHEET DATA:
            Real estate assets, net of accum.            $   985,751       $886,122        $857,653       $807,456       $697,616
         depreciation & amort.
            Total assets                                   1,032,632        926,783         909,953        826,910        712,704
              Line of credit - related parties                 6,320         58,792          79,887         50,886              -
              Revolving line of credit                        23,965         23,839               -              -              -
            Loan payable                                           -         20,000               -              -              -
            Debt                                             299,858        125,062         127,416        132,055        133,952
            Debt - related parties                            10,762         11,078          11,371         11,643         31,193
            Total liabilities                                394,324        289,817         286,768        255,505        215,212
              Minority interests                             524,918        526,580         514,810        469,332        396,810
              Stockholders' equity                       $   113,390       $110,386        $108,375       $102,073       $100,682
            Common stock outstanding                      17,894,691     17,487,329      17,329,779     17,025,365     16,972,374
            O.P. Units issued and outstanding             86,398,064     86,474,032      85,762,541     83,576,027     76,205,789

(1) Average monthly rental revenue per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.
(2) Funds From Operations ("FFO") is a non-GAAP financial instrument used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and gains and losses from debt restructuring and sales of discontinued operations, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. We have revised our FFO computations for 2002 and 2001 for the inclusion of the amortization of leasing commissions in depreciation and amortization of real estate in order to be comparable to our 2003 FFO presentation and to more closely conform to the NAREIT's FFO definition. Additionally, our 2003 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the amortization of the favorable lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. See Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations" for reconciliation of our FFO figures to our net income determined in accordance with GAAP.
(3) The explanation of these restatement adjustments are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18 of the Notes to the Consolidated Financial Statements. See "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to the Consolidated Financial Statements."
(4) As of December 31, 2003, 2002, 2001 and 2000, total properties include a property at 245 Caspian in Sunnyvale with no building. During 2000, the Company paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.

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

     OVERVIEW AND BACKGROUND

     Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties in a transaction completed September 2, 1997. At that time the Berg Group and the other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, John Kontrabecki, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships through the purchase of the general partnership interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partnership interests represented the balance of the ownership of the operating partnerships. At December 31, 2003, we owned a 17.02% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

     We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 3.9 million rentable square feet of R&D buildings under the Pending Project Acquisition Agreement, the Berg Land Holdings Option Agreement, and from unrelated third parties. The total cost of these properties was approximately $619 million. We issued a total of 27,962,025 O.P. Units and assumed debt totaling approximately $308 million to acquire them.

     On March 8, 2002, we acquired the Orchard-Trimble property consisting of three R&D Properties with a total of approximately 206,500 rentable square feet for $31.3 million in cash. The acquisition of those properties was part of a tax-deferred exchange under section 1031 of the Internal Revenue Code.

     On April 9, 2003, we acquired the 36-acre San Tomas Technology Park consisting of seven R&D properties with a total of approximately 625,000 rentable square feet for $110 million. We financed that acquisition through new debt and an existing line of credit.

     On December 15, 2003, we acquired a 128,520 square foot fully leased two story office/R&D building at 5970 Optical Court in San Jose from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $11.2 million. We financed this acquisition by borrowing $9.0 million under an existing line of credit and issuing 169,131 O.P. Units to various members of the Berg Group.

     IMPACT OF RESTATEMENTS

     We have restated our previously issued consolidated financial statements for the years ended December 31, 2002 and 2001, as well as for the quarters ended March 31, June 30 and September 30, 2003 and 2002 and the quarter ended December 31, 2002 (as set forth in Note 19 of the Notes to the Consolidated Financial Statements. See "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to the Consolidated Financial Statements.") for the following items:

     - We recorded additional amortization expense relating to certain leasing commissions, which were originally being amortized over a 40-year period. The additional amortization expense resulted from changing the amortization period of commissions from 40 years to the term of the lease and the write-off of certain unamortized leasing commissions in connection with tenant bankruptcies.
     - We corrected the purchase accounting originally applied to our 2002 acquisition of the Orchard-Trimble property. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which became effective July 1, 2001, we allocated a portion of the purchase price to in-place lease intangible assets and recorded additional amortization expense from changing the amortization period of these intangible assets from 40 years to the term of the lease.
     - We recorded additional depreciation expense relating to the reclassification of certain real estate assets from a 40- year depreciable life to a 7 and 25-year depreciable life.
     - We reclassified the amortization of the above-market lease intangible asset relating to the 2003 acquisition of San Thomas Technology Park from amortization expense to an offset to rental revenues from real estate.

     The aggregate net impact of all restatement items on the consolidated statements of operations resulted in a decrease in net income to common stockholders compared to previously reported amounts of $386,000 ($0.02 per diluted share) and $49,000 ($0.00 per diluted share) for the years ended December 31, 2002 and 2001, respectively. The aggregate net impact of all restatement items on the consolidated balance sheet as of December 31, 2002 was a decrease in total assets of $2,623,000, a decrease in minority interest of $2,188,000 and an increase in the accumulated deficit of $435,000.

     The effects of the restatement items described above on our net income to common shareholders are as follows:

                                                                          For the Year Ended December 31,
                                                                         2002                          2001
                                                                 ---------------------      -----------------------
                                                                               (dollars in thousands)
Net income to common stockholders as previously reported              $17,501                       $18,135

Impact of adjustments for:
     Leasing commission amortization                                  (1,765)                         (145)
     Intangible asset amortization                                      (393)                             -
     Depreciation of real estate assets                                 (163)                         (157)
                                                                 ---------------------      -----------------------
Total adjustments                                                     (2,321)                         (302)
                                                                 ---------------------      -----------------------

Minority interest portion of adjustments                                1,935                           253

                                                                 ---------------------      -----------------------
Net income to common stockholders, as restated                        $17,115                       $18,086
                                                                 =====================      =======================

     Item 6--Selected Financial Data and Notes 18 and 19 to our Consolidated Financial Statements further discuss these restatements and their specific impact on our historical consolidated financial statements.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent reserves, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results may differ from these estimates under different assumptions or conditions.

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

     BUSINESS COMBINATIONS. Statement of financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations, was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commissions amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS No. 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market and above market in place leases, and the determination of their useful lives are guided by a combination SFAS No. 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

     IMPAIRMENT OF LONG-LIVED ASSETS. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment and Disposal of Long-Lived Assets. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. To date we have not recognized an impairment of any long-lived assets.

     DISCONTINUED OPERATIONS: SFAS No. 144 addresses the financial accounting for discontinued operations and the disposal of long lived assets. SFAS No. 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both the following criteria are met: (a) the operation and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. SFAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations. The application of SFAS No. 144 to properties sold during 2002 resulted in discontinued operations presentation, with the 2001 results of operations being restated for this 2002 disposition. Properties sold during 2001 have been reflected as a gain on sale of assets within continuing operations.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED RENT RESERVE. The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectability of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for a straight-line adjustment reserve for existing tenants with the potential of early termination, bankruptcy or ceasing operations. Our estimates are based on our review of tenants' payment histories, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

     CONSOLIDATED JOINT VENTURES. We, through an operating partnership, own three properties that are in joint ventures of which we have interests. We manage and operate all three properties. The recognition of these properties and their operating results are 100% reflected on our consolidated financial statements, with appropriate allocation to minority interest, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our minority interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES. We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because the we do not exercise significant control over major operating and financial decisions. We account for the joint venture using the equity method of accounting.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. These estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of our variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of our fixed rate debt at December 31, 2003 was approximately $256 million.

     REVENUE RECOGNITION. Rental revenue is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us. The difference between recognized rental income and rental cash receipts is recorded as Deferred Rent on the consolidated balance sheet.

     Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs. These additional rents are reflected on the accrual basis.

     Rental revenue is affected if existing tenants terminate or amend their leases. We try to identify tenants who may be likely to declare bankruptcy or cease operations. By anticipating these events in advance, we expect to take steps to minimize their impact on our reported results of operations through lease renegotiations, reserves against deferred rent, and other appropriate measures. Our judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

     LEASE TERMINATION. Lease termination fees are included in other revenues. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

     We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

     -    the agreement has been fully executed and delivered;
     -    services have been rendered;
     -    the amount is fixed and determinable; and
     -    collectability is reasonably assured.

     RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

     RENTAL REVENUES FROM CONTINUING OPERATIONS
     As of December 31, 2003, through our controlling interests in the operating partnerships, we owned 109 R&D properties totaling approximately 7.9 million rentable square feet compared to 101 such properties totaling approximately 7.2 million rentable square feet as of December 31, 2002. This represented a net increase of approximately 10% in total rentable square footage from the prior year. During 2003, we made the following acquisitions by purchase of new properties from unrelated third parties or under the Berg Land Holdings Option Agreement.

                                                                                  Rentable Square
         Date of Acquisition                      Address                             Footage
         --------------------    -------------------------------------------    -------------------
                4/03             2001 Walsh Avenue                                     80,000
                4/03             2880 Scott Boulevard                                 200,000
                4/03             2890 Scott Boulevard                                  75,000
                4/03             2770-2800 Scott Boulevard                             98,430
                4/03             2300 Central Expressway                               46,338
                4/03             2220 Central Expressway                               62,522
                4/03             2330 Central Expressway                               62,522
               12/03             5970 Optical Court                                   128,520
                                                                                -------------------
                                      Total                                           753,332
                                                                                ===================

     The following table depicts the amounts of rental revenues from continuing operations for the years ended December 31, 2003 and 2002 represented by our historical properties and the properties acquired in each such year and the percentage of the total increase in rental revenues over the period that is represented by each group of properties.

                                                  December 31,
                                        ----------------------------------
                                                                                                    % Change by         % of Total
                                             2003                2002             $ Change         Property  Group      Net Change
                                        --------------      --------------     --------------      ---------------    --------------
                                                          (dollars in thousands)
         Same Property (1)                  $112,429            $121,404            ($8,975)              (7.4%)             (6.9%)
         2002 Acquisitions (2)                10,212               8,377              1,835               21.9%               1.4%
         2003 Acquisitions (3)                 8,098                   -              8,098                100%               6.2%
                                        --------------      --------------     --------------                         --------------
              Total/Overall                 $130,739            $129,781              $ 958                0.7%               0.7%
                                        ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2002 that we still owned as of December 31, 2003.
(2) Operating rental revenues for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.
(3) Operating rental revenues for 2003 Acquisitions do not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003. 2003 amount includes approximately $1.4 million of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141.

     For the year ended December 31, 2003, our rental revenues from real estate increased by $0.9 million, or 0.7% from $129.8 million for the year ended December 31, 2002 to $130.7 million for the same period in 2003. Pursuant to SFAS 141, $1.4 million of amortization expense with respect to above-market leases included in the San Tomas Technology Park acquisition was offset against rental revenue and not separately stated as amortization expense. The $0.9 million increase in rental revenues resulted from new property acquisitions, as "Same Property" rents decreased by ($9.0), rents from newly developed properties acquired in 2002 represented an increase of $1.8 million and rents from newly developed properties acquired in 2003 added approximately $8.1 million of new rental revenue. Approximately $0.3 million in rental revenues were generated from a property whose revenues and operating results were included in discontinued operations for the year ended December 31, 2002. The decline in rental revenues from the "Same Property" portfolio was a result from adverse market conditions and loss of several tenants due to bankruptcy, cessation of operations, or tenant relocation. Our overall physical occupancy rate at December 31, 2003 and 2002 was approximately 77% and 84%, respectively.

     EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
     As of December 31, 2003, we had investments in four R&D buildings, totaling 593,000 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the year ended December 31, 2003, equity in earnings from the unconsolidated joint venture was approximately $3.9 million, including $1.4 million relating to a gain from the sale of real estate, which was acquired from a related party.

     OTHER INCOME
     The following table depicts the amounts of other income from continuing operations for the years ended December 31, 2003 and 2002.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by
                                                2003                2002           $ Change              Group
                                          --------------      --------------     --------------      --------------
                                                           (dollars in thousands)

         Other income                         $4,527              $4,248               $279                6.6%

     Other income, including interest, was approximately $4.5 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively. Included in the $4.5 million is approximately $2.2 million from tenant bankruptcy settlements. Included in the $4.2 million is approximately $2.4 million in termination fees. The $0.3 million increase represented utility rebate and security deposit forfeitures.

     EXPENSES FROM CONTINUING PROPERTY OPERATION
     The following table reflects the increase in property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2003 over property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2002 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                                  December 31,
                                        ----------------------------------

                                            2003                2002                                % Change by         % of Total
                                                            (As Restated)        $ Change          Property Group       Net Change
                                        --------------      --------------     --------------      --------------     --------------
                             (dollars in thousands)

         Same Property (1)                 $17,989             $22,624           ($4,635)             (20.5%)            (19.3%)
         2002 Acquisitions (2)               1,794               1,327                467               35.2%               1.9%
         2003 Acquisitions (3)               1,582                   -              1,582              100.0%               6.6%
                                        --------------      --------------     --------------                         --------------
              Total/Overall                $21,365             $23,951           ($2,586)             (10.8%)            (10.8%)
                                        ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2002 that we still owned as of December 31, 2003.
(2) Operating expenses and real estate taxes for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.
(3) Operating expenses and real estate taxes for 2003 Acquisitions do not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003.

     Operating expenses and real estate taxes from continuing operations, on a combined basis, decreased by ($2.6) million, or 10.8%, from $24 million for the year ended December 31, 2002 to $21.4 million for the year ended
     December 31, 2003. Tenant reimbursements from continuing operations decreased by ($1.2) million, or 6.0%, from $20.1 million for the year ended December 31, 2002 to $18.9 million for the year ended December 31, 2003. The overall decrease in tenant reimbursements, operating expenses and real estate taxes is primarily a result of the reductions in assessed property values on existing properties as a result of property tax appeals that we filed under California's Proposition 8 and lower occupancy during the periods presented. Reductions in property tax assessments as a result of appeals filed under Proposition 8 can be immediately increased to pre-Proposition 8 assessed values when the County Assessor determines market conditions have improved. Total operating expenses and real estate taxes exceeded tenant reimbursements because of vacancies, which reached approximately 1.8 million rentable square feet by year-end 2003. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. We expect tenant reimbursements to decrease further in the coming year as our vacancy rate increases. At June 30, 2004 our vacancy rate was 28%. General and administrative expenses decreased by approximately $0.2 million from $1.5 million for the year ended December 31, 2002 to $1.3 million for the year ended December 31, 2003, primarily due to the loss of one employee and the decrease of legal fees in 2003.

     The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2003 and 2002.

                                                    December 31,
                                          ----------------------------------
                                              2003                2002
                                                               (As Restated)        $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)

         Depreciation & amortization         $20,774             $18,313              $2,461               13.4%

     Depreciation and amortization expense of real estate from continuing operations increased by $2.5 million, or 13.4%, from $18.3 million for the year ended December 31, 2002 to $20.8 million for the year ended December 31, 2003. The increase was attributable to the acquisition of eight R&D properties in 2003. Of the $2.5 million increase in depreciation and amortization expense of real estate, approximately $1 million represented amortization expense for in place leases comprising a portion of the value of the assets acquired in the acquisitions of the Orchard-Trimble property and the San Tomas Technology Park. Depreciation expense attributable to discontinued operations was approximately $46,000 for the year ended December 31, 2002.

     The following table depicts the amounts of interest expense from continuing operations for the years ended December 31, 2003 and 2002.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by
                                                2003                2002           $ Change              Group
                                          --------------      --------------     --------------      --------------
                                                           (dollars in thousands)

         Interest                            $16,446             $ 9,588             $6,858               71.5%
         Interest (related parties)            1,064               3,422             (2,358)             (68.9%)
                                          --------------      --------------     --------------
              Total                          $17,510             $13,010             $4,500               34.6%
                                          ==============      ==============     ==============

     Interest expense increased by $6.8 million, or 71.5%, from $9.6 million for the year ended December 31, 2002 to $16.4 million for the year ended December 31, 2003. The increased expense resulted from additional debt that the Company incurred under a new $100 million collateralized loan obtained from Northwestern Mutual Life Insurance Company, an $80 million collateralized loan obtained from Citicorp USA, Inc. and a $40 million line of credit established with Cupertino National Bank, the proceeds of which were used primarily for the acquisition of the San Tomas Technology Park. Interest expense (related parties) decreased by ($2.3) million, or 68.9%, from $3.4 million for the year ended December 31, 2002 to $1.1 million for the year ended December 31, 2003 primarily due to the refinancing of a portion of the related party debt with the new third party financing discussed above.

     The new debt carries a higher interest rate than the Berg Group line of credit, which it mainly replaced, contributing to the increase in interest expense for the year. We anticipate additional increases in interest expense as new debt is incurred in connection with property acquisitions and we draw on the Cupertino National Bank revolving line of credit.

     NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
     The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2003 and 2002.

                                                         December 31,
                                             -------------------------------------
                                                  2003                  2002                                    % Change by
                                                                    (As Restated)          $ Change                Group
                                             ----------------      ---------------      ----------------      ----------------
                                                               (dollars in thousands)

         Net income to shareholders               $16,212             $ 17,115             ($   903)                (5.3%)
         Net income to minority interests          80,836               86,641               (5,805)                (6.7%)
                                             ----------------      ---------------      ----------------
              Total                               $97,048             $103,756             ($ 6,708)                (6.5%)
                                             ================      ===============      ================

     As of December 31, 2003 and 2002, we owned a general partnership interest of 16.95%, 21.61%, 15.98% and 12.37% and 16.68%, 21.46%, 15.46% and 12.27%
     in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 17.02% and 16.82% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2003 and 2002, respectively. Net income to common stockholders decreased by ($0.9) million, or 5.3%, from $17.1 million for the year ended December 31, 2002 to $16.2 million for the year ended December 31, 2003. Our net income attributable to minority interests decreased by ($5.8) million, or 6.7%, from $86.6 million for the year ended December 31, 2002 to $80.8 million for the year ended December 31, 2003. Minority interest represents the limited partners' ownership interest of 82.98% and 83.18% in the operating partnerships, on a weighted average basis, as of December 31, 2003 and 2002, respectively. The decrease in the minority interest percentage resulted from the issuance of additional shares of common stock from the exchange of O.P. Units for common stock by minority interest holders and the exercise of stock options.

     INCOME FROM DISCONTINUED OPERATIONS
     The following table depicts the amounts of income from discontinued operations for the year ended December 31, 2002.

                                                            December 31, 2002
                                                          ----------------------
                                                          (dollars in thousands)

         Gain from disposal of discontinued operations                $6,103
         Income attributable to discontinued operations                  287
         Minority interest in earnings attributable
            to discontinued operations                                (5,325)
                                                          ----------------------
              Total income from discontinued operations               $1,065
                                                          ======================

     In accordance with our adoption of SFAS No. 144, in 2002 we sold and classified as discontinued operations one property consisting of 72,426 rentable square feet and recognized a net gain of $6.1 million, of which $1.0 million and $5.1 million were attributable to common stockholders and minority interests, respectively. The income to common stockholders and minority interests attributable to discontinued operations from this property in 2002 was approximately $47,000 and $240,000, respectively.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001.

     RENTAL REVENUES FROM CONTINUING OPERATIONS
     As of December 31, 2002, through our controlling interests in the operating partnerships, we owned 101 R&D properties totaling approximately 7.2 million square feet compared to 97 such properties totaling approximately
     6.78 million square feet as of December 31, 2001. This represented a net increase of approximately 6% in total rentable square footage from the prior year. During 2002, we made the following acquisitions by purchase of new properties under the Berg Land Holdings Option Agreement or as replacement property in exchange for existing R&D properties that we sold in 2001 and 2002.

                                                                                  Rentable Square
         Date of Acquisition                       Address                            Footage
         --------------------    -------------------------------------------    -------------------
                1/02             5345 Hellyer Avenue                                  125,000
                3/02             2630 Orchard Parkway (1)                              60,633
                3/02             2610 Orchard Parkway (1)                              54,093
                3/02             55 West Trimble Road (1)                              91,722
                7/02             5900 Optical Court                                   165,000
                                                                                -------------------
                                      Total                                           496,448
                                                                                ===================

(1) Acquired in a tax-deferred exchange for R&D properties located at 5713-5729 Fontanoso Way that was sold in year 2001 and 2001 Logic Drive in San Jose, California that was sold in year 2002.

     The following table depicts the amounts of rental revenues from continuing operations for the years ended December 31, 2002 and 2001 represented by our historical properties and the properties acquired in each such year and the percentage of the total increase in rental revenues over the period that is represented by each group of properties.

                                                  December 31,
                                        ----------------------------------
                                                                                                    % Change by         % of Total
                                             2002                2001            $ Change          Property Group       Net Change
                                        --------------      --------------     --------------      --------------     --------------
                                                          (dollars in thousands)

         Same Property (1)                $103,076            $112,545            ($9,469)              (8.4%)             (7.5%)
         2001 Acquisitions (2)              18,328              13,684              4,644               33.9%               3.7%
         2002 Acquisitions (3)               8,377                   -              8,377              100.0%               6.6%
                                        --------------      --------------     --------------                         --------------
              Total/Overall               $129,781            $126,229             $3,552                2.8%               2.8%
                                        ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2001 that we still owned as of December 31, 2002.
(2) Operating rental revenues for 2001 Acquisitions do not reflect a full 12 months of operations in 2001 because these properties were acquired at various times during 2001.
(3) Operating rental revenues for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.

     For the year ended December 31, 2002, our rental revenues from real estate increased by $3.5 million, or 2.8% from $126.2 million for the year ended December 31, 2001 to $129.7 million for the same period in 2002. The $3.5 million increase in rental revenues resulted from new property acquisitions, as "Same Property" rents decreased by ($9.5) million, rents from newly developed properties acquired in 2001 represented an increased of $4.6 million and rents from newly developed properties acquired in 2002 added approximately $8.4 million of new rental revenue. Approximately $0.3 million and $2.0 million in rental revenues were generated from a discontinued operation for the years ended December 31, 2002 and 2001, respectively. The decline in rental revenues of ($9.5) million from the "Same Property" portfolio resulted from adverse market conditions and the loss of several tenants due to bankruptcy or cessation of operations. Our overall physical occupancy rate at December 31, 2002 and 2001 was approximately 84% and 97%, respectively.

     OTHER INCOME
     The following table depicts the amounts of other income from continuing operations for the years ended December 31, 2002 and 2001.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by
                                                2002                2001           $ Change              Group
                                          --------------      --------------     --------------      --------------
                                                            (dollars in thousands)

         Other income                         $4,248              $2,465            $1,783               72.3%

     Other income, including interest, was approximately $4.3 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively. The $1.8 million increase was primarily from lease termination fees.

     In 2001, gain from sales of real estate was $11.5 million, effected as tax-deferred Section 1031 exchanges. Due to the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" effective January 1, 2002, gains from sales of operating properties are classified as discontinued operations. In 2002, a gain of approximately $6.1 million from the sale of one property consisting of 72,426 rentable square feet at 2001 Logic Drive in a Section 1031 exchange has been classified as Gain from Disposal of Discontinued Operations (see below).

     EXPENSES FROM CONTINUING PROPERTY OPERATIONS
     The following table reflects the increase in property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2002 over property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2001 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                                  December 31,
                                        ----------------------------------
                                            2002                2001                                % Change by         % of Total
                                        (As Restated)       (As Restated)        $ Change          Property Group       Net Change
                                        --------------      --------------     --------------      --------------     --------------
                                                        (dollars in thousands)

         Same Property (1)                 $19,012             $15,894             $3,118               19.6%              16.9%
         2001 Acquisitions (2)               3,612               2,608              1,004               38.5%               5.4%
         2002 Acquisitions (3)               1,327                   -              1,327              100.0%               7.2%
                                        --------------      --------------     --------------                         --------------
              Total/Overall                $23,951             $18,502             $5,449               29.5%              29.5%
                                        ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2001 that we still owned as of December 31, 2002.
(2) Operating expenses and real estate taxes for 2001 Acquisitions do not reflect a full 12 months of operations in 2001 because these properties were acquired at various times during 2001.
(3) Operating expenses and real estate taxes for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.

     Operating expenses and real estate taxes from continuing operations, on a combined basis, increased by $5.4 million, or 29.5%, from $18.5 million for the year ended December 31, 2001 to $23.9 million for the year ended December 31, 2002. Of the $5.4 million increase in operating expenses and real estate taxes, $3.1 million resulted from the Company's "Same Property" portfolio, $1 million resulted from properties acquired in 2001 and $1.3 million resulted from properties acquired in 2002. Tenant reimbursements from continuing operations increased by $2.6 million, or 15%, from $17.5 million for the year ended December 31, 2001 to $20.1 million for the year ended December 31, 2002. The overall increase in tenant reimbursements, operating expenses and real estate taxes is primarily a result of the growth in the total square footage of the Company's portfolio of properties during the periods presented. Total operating expenses and real estate taxes exceeded tenant reimbursements because of vacancies, which reached approximately 1.16 million square feet by year-end 2002. For the same reason, "Same Property" rental revenues decreased in 2002 over 2001 while "Same Property" operating expenses increased in 2002 over 2001. General and administrative expenses increased by $0.2 million from $1.3 million for the year ended December 31, 2001 to $1.5 million for the year ended December 31, 2002, primarily due to the addition of one new employee in 2001 and the increase of legal fees in 2002.

     The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2002 and 2001.

                                                    December 31,
                                          ----------------------------------
                                              2002                2001
                                          (As Restated)       (As Restated)         $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                           (dollars in thousands)

         Depreciation                        $18,313             $16,746             $1,567                9.4%

     Depreciation expense from continuing operations increased by $1.6 million, or 9.4%, from $16.7 million for the year ended December 31, 2001 to $18.3 million for the year ended December 31, 2002. The increase was attributable to the acquisition of five R&D properties in 2002. Depreciation expense attributable to discontinued operations was approximately $46,000 and $278,000 for the years ended December 31, 2002 and 2001, respectively.

     The following table depicts the amounts of interest expense from continuing operations for the years ended December 31, 2002 and 2001.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by
                                                2002                2001           $ Change              Group
                                          --------------      --------------     --------------      --------------
                                                            (dollars in thousands)

         Interest                            $ 9,588             $ 8,704            $  884               10.2%
         Interest (related parties)            3,422               4,709            (1,287)             (27.3%)
                                          --------------      --------------     --------------
              Total                          $13,010             $13,413           ($  403)              (3.0%)
                                          ==============      ==============     ==============

     Interest expense increased by $0.9 million, or 10.2%, from $8.7 million for the year ended December 31, 2001 to $9.6 million for the year ended December 31, 2002. The increased expense resulted from additional debt that the Company incurred under a new $20 million uncollateralized loan obtained from Citicorp USA, Inc. and a $40 million line of credit established with Cupertino National Bank. Interest expense (related parties) decreased by $1.3 million, or 27.3%, from $4.7 million for the year ended December 31, 2001 to $3.4 million for the year ended December 31, 2002. As a result of five R&D property acquisitions totaling approximately 496,000 rentable square feet in 2002, debt outstanding, including amounts due related parties, increased by $20.1 million, or 9%, from $218.7 million as of December 31, 2001 to $238.8 million as of December 31, 2002. Interest rates declined in 2002, which lessened the effect of the additional debt on total interest expense.

     NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
     The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2002 and 2001.

                                                         December 31,
                                             -------------------------------------
                                                  2002                  2001                                    % Change by
                                             (As Restated)          (As Restated)          $ Change                Group
                                             ----------------      ---------------      ----------------      ----------------
                                                               (dollars in thousands)

         Net income to shareholders              $ 17,115             $ 18,086             ($   971)                (5.4%)
         Net income to minority interests          86,641               91,312               (4,671)                (5.1%)
                                             ----------------      ---------------      ----------------
              Total                              $103,756             $109,398             ($ 5,642)                (5.2%)
                                             ================      ===============      ================

     As of December 31, 2002 and 2001, we owned a general partnership interest of 16.68%, 21.46%, 15.46% and 12.27% and 16.54%, 21.41%, 15.42% and 12.24%
     in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 16.82% and 16.73% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2002 and 2001, respectively. Net income to common stockholders decreased by $1 million, or 5.4%, from $18.1 million for the year ended December 31, 2001 to $17.1 million for the year ended December 31, 2002. Our income attributable to minority interests decreased by $4.7 million, or 5.1%, from $91.3 million for the year ended December 31, 2001 to $86.6 million for the year ended December 31, 2002. Minority interest represents the limited partners' ownership interest of 83.18% and 83.27% in the operating partnerships, on a weighted average basis, as of December 31, 2002 and 2001, respectively. The decrease in the minority interest percentage resulted from the issuance of additional shares of common stock from the exchange of O.P. Units for shares of common stock by minority interest holders and the exercise of stock options.

     INCOME FROM DISCONTINUED OPERATIONS
     The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2002 and 2001.

                                                                 December 31,
                                                       ----------------------------------
                                                                                                                % Change by
                                                             2002               2001           $ Change            Group
                                                       --------------     ---------------    --------------    ---------------
                                                                      (dollars in thousands)

         Gain from disposal of discontinued operations        $6,103                   -            $6,103             100.0%
         Income attributable to discontinued operations          287              $1,721            (1,434)            (83.3%)
         Minority interest in earnings attributable to
            discontinued operations                           (5,325)             (1,436)           (3,889)            270.8%
                                                       --------------     ---------------    --------------
              Total income from discontinued operations       $1,065              $  285            $  780             273.7%
                                                       ==============     ===============    ==============

     In accordance with our adoption of SFAS No. 144, in 2002 we sold and classified as discontinued operations one property consisting of 72,426 rentable square feet and recognized a net gain of $6.1 million, of which $1.0 million and $5.1 million were attributable to common stockholders and minority interests, respectively. The income to common stockholders and minority interests attributable to discontinued operations from this property in 2002 was approximately $47,000 and $240,000, respectively. For 2001, the income to common stockholders and minority interests attributable to discontinued operations from this property was approximately $285,000 and $1.4 million, respectively. We did not report gains from the disposal of discontinued operations or from discontinued operations for any transactions in 2001, since the property sale in 2001 did not qualify for discontinued operations presentation under old pre-2002 guidance prescribed by Accounting Principles Board No. 30, Reporting Results of Operations - Discontinued Events and Extraordinary Items.

     CHANGES IN FINANCIAL CONDITION

     YEAR ENDED DECEMBER 31, 2003.

     The most significant changes in our financial condition in 2003 resulted from property acquisitions. In addition, stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

     During 2003, we acquired one R&D property and a 50% interest in the Morgan Hill joint venture with TBI from the Berg Group. Those acquisitions added approximately 129,000 square feet of rentable space and were acquired under the Berg Land Holdings Option Agreement. The total gross acquisition price was approximately $13.0 million. We financed those acquisitions by borrowing $9 million under our line of credit from the Berg Group and issuing 350,163 O.P. Units to various members of the Berg Group. In addition to those two purchases, we also acquired the San Tomas Technology Park, which was financed with a combination of an $80 million mortgage note at LIBOR plus 200 basis points, cash reserves, and cash proceeds from our line of credit with Cupertino National Bank. This acquisition added approximately 625,000 rentable square feet to our portfolio.

     As a result of those property acquisitions, debt outstanding, including amounts due related parties, increased by $102.1 million, or 42.8%, from $238.8 million as of December 31, 2002 to $340.9 million as of December 31, 2003. Interest rates continued to remain low in 2003, which lessened the effect of the additional debt on total interest expense. We expect interest expense to increase if we acquire additional properties or interest rates increase in 2004.

     During the year ended December 31, 2003, stock options were exercised to purchase a total of 150,362 shares of common stock, consisting of 60,362 shares exercised at $4.50 per share and 90,000 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $1 million.

     In 2003, three limited partners exchanged 257,000 O.P. Units for 257,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and the limited partners of the operating partnerships.

     The proceeds from the exercise of stock options and the conversion of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

     YEAR ENDED DECEMBER 31, 2002.

     The most significant changes in our financial condition in 2002 resulted from property acquisitions and exchanges. In addition, stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

     During 2002, we acquired two R&D properties from the Berg Group, both located in Silicon Valley. Those acquisitions added approximately 290,000 square feet of rentable space and were acquired under the Berg Land Holdings Option Agreement. The total gross acquisition price for the two properties was approximately $31 million. We financed those acquisitions by borrowing $18 million under our line of credit from the Berg Group and issuing 835,491 O.P. Units to various members of the Berg Group. In addition to those two property purchases, we also acquired three R&D properties representing approximately 206,500 rentable square feet from Silicon Valley Properties, LLC for approximately $31.3 million in connection with tax-deferred exchanges involving the property sold to Cisco Systems, Inc. in late 2001 and property sold to Xilinx, Inc. in early 2002. Until we obtained those three replacement properties, the sales proceeds from the properties sold by the Company were designated as restricted cash for use in tax-deferred property exchanges. No debt or O.P. Units were issued to acquire those three properties.

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

     In connection with the restatement of our 2002 consolidated financial statements, we reclassified approximately $2.5 million recorded originally as Buildings and Improvements to Other Assets as the amount represents an ongoing commitment from the Berg Group to construct tenant improvements on one of our buildings. We also have reclassified $1.4 million recorded originally as Land, Buildings and Improvements to Real Estate Related Intangible Assets from the Orchard-Trimble property acquisition in accordance with SFAS No. 141. Additionally, we reclassified approximately $3.0 million recorded originally as Buildings and Improvements to Other Assets, which represents prepaid leasing commissions incurred in connection with properties acquired from the Berg Group.

     During the year ended December 31, 2002, stock options were exercised to purchase a total of 33,550 shares of common stock at $4.50 per share. Total proceeds to the Company were approximately $151, 000.

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

     The proceeds from the exercise of stock options and the conversion of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

     YEAR ENDED DECEMBER 31, 2001.

     The most significant changes in our financial condition in 2001 resulted from property acquisitions and exchanges. In addition, stockholders' equity increased from the exercise of stock options and the exchange of O.P. Units for common stock.

     During 2001, we purchased eight R&D properties, all located in Silicon Valley. Those acquisitions added approximately 748,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings Option Agreement. The total gross acquisition price for these eight properties was approximately $80.7 million. We financed those acquisitions by borrowing $45.9 million under our line of credit from the Berg Group, assuming other liabilities of $2.0 million, and issuing 2,422,837 O.P. Units to various members of the Berg Group. In addition to those eight property purchases we also acquired two R&D properties representing approximately 127,000 rentable square feet from the Berg Group for approximately $23.2 million in connection with a tax-deferred Section 1031 exchange for properties sold to Cisco Systems, Inc. in 2001. Until we obtained those two replacement properties, the proceeds from the sale of properties to Cisco Systems, Inc. were classified as restricted cash for use in tax-deferred property exchanges and on our balance sheet at December 31, 2001. No debt or O.P. Units were issued to acquire those two properties.

     In January 2001, we completed the sale, in a tax-deferred exchange, of a 200,484 square foot R&D property located at 4949 Hellyer Avenue, San Jose, California to Cisco Systems, Inc., which had exercised an option to purchase that property in November 2000. We realized a gain of $3.1 million, which is included in gain on sales of assets, on the total sale price of $23.2 million. In September 2001, we also completed the sale, in a tax-deferred exchange, of a 77,700 square foot R&D property located at 5713-5729 Fontanoso Way, San Jose, California to Cisco Systems, Inc., which had also exercised an option to purchase that property in November 2000. We realized a gain of $8.4 million, which is included in gain on sales of assets, on the total sale price of $15.4 million.

     During the year ended December 31, 2001, stock options were exercised to purchase a total of 68,088 shares of common stock, consisting of 14,588 shares exercised at $4.50 per share, 47,500 shares exercised at $8.25 per share, and 6,000 shares exercised at $13.00 per share. Total proceeds to the Company were approximately $0.5 million.

     Two limited partners exchanged 236,323 O.P. Units for 236,323 shares of the Company's common stock under the terms of the Exchange Rights Agreement.

     The proceeds from the exercise of stock options and the conversions of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

     LIQUIDITY AND CAPITAL RESOURCES

     We  expect  our  principal   source  of  liquidity  for   distributions  to
     stockholders and O.P. Unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2004. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on lines of credit with the Berg Group and Cupertino National Bank, assuming renewal of our existing $40 million line of credit which expires in September 2004. Despite the current weakness in the economy, we expect our total interest expense to increase as interest rates rise and as we incur debt through acquisitions of new properties and financing activities. In 2004, we will be obligated to make payments totaling approximately $109.6 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal. We anticipate renewing these obligations, primarily Cupertino National Bank and Citicorp USA, as described below. If we are not able to extend our loans from Cupertino National Bank and Citicorp, however, we will be required to finance these loan payments through other sources that may not be readily avaliable to us on favorable terms. Our operating results and financial condition could be affected adversely, as a result.

     Effective January 1, 2003, the Company and the Berg Group mutually agreed to reduce the Berg Group $100 million line of credit to $20 million and to reduce the number of properties securing the line of credit to five. The Berg Group line of credit bears interest at LIBOR plus 1.30%, which was
     2.52% as of December 31, 2003, and matures in March 2005. Debt of $6.3 million under this line of credit was outstanding at December 31, 2003. We believe that the terms of the Berg Group line of credit were more favorable than those available from institutional lenders. We are continually evaluating alternative sources of credit to replace the Berg Group line of credit. There can be no assurance that we will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and its cost of borrowing could increase substantially. See "Item 1 - Business - Risk Factors - Our contractual business relationships with the Berg Group presents additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     On January 9, 2003, we obtained a $100 million secured mortgage loan from Northwestern Mutual Life Insurance Company ("Northwestern Loan") that bears a fixed interest rate at 5.64% and matures in January 2013 with principal payments amortized over 20 years. The mortgage loan is collateralized by 11 properties. We paid approximately $675,000 in loan fees and financing costs and used the proceeds to primarily pay down short-term debt and the Berg Group line of credit.

     On April 9, 2003, we obtained an $80 million short-term mortgage loan from Citicorp USA, Inc. ("Citicorp Loan") that bears interest at LIBOR plus 2% and originally matured on March 29, 2004. We and Citicorp extended the loan to May 27, 2004 and again to September 6, 2004. The mortgage loan is collateralized by seven properties. The extension of this loan is subject to our providing additional collateral valued at not less than $7.6 million, which we have proposed to Citicorp, and Citicorp is currently appraising it. We paid $200,000 in financing costs and used the proceeds to acquire the San Tomas Technology Park property.

     In July 2004, the $40 million line of credit with Cupertino National Bank was scheduled to mature.

     Cupertino National Bank and Citicorp USA, Inc., have granted extensions of the loans to September 2, 2004 and September 6, 2004, respectively, (the "Loan Extension Period") pending the completion of our Form 10-K filing for 2003. We are in the process of renegotiating the terms and extending these loans for an additional two-year period. We do not believe that the terms of the extended loans will differ materially from their current terms. We are the borrower under the Cupertino National Bank line of credit which is guaranteed by Mission West Properties, L.P. and Mission West Properties, L.P. II. Mission West Properties, L.P. is the borrower under the Citicorp USA mortgage loan which is guaranteed by Carl E. Berg, Mission West

     Properties, L.P. I, Mission West Properties L.P. II and Mission West Properties L.P. III. The Cupertino National Bank line of credit and Citicorp USA, Inc. mortgage loan contain certain loan covenants. We were not in compliance with one covenant pertaining to our late filing of the Form 10-K for the year ending December 31, 2003 and Form 10-Q for the period ending March 31, 2004 (the "Financial Reporting Covenants"). Each bank has elected not to enforce the Financial Reporting Covenants during the Loan Extension Period. Compliance with the Financial Reporting Covenant is a condition of the renewal for both loans.

     On January 8, 2004, we paid dividends of $0.24 per share of common stock to all common stockholders of record as of December 31, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit to all holders of O.P. Units.

     On March 16, 2004, we declared dividends of $0.24 per common share payable on April 8, 2004 to all common stockholders of record on March 31, 2004.

     On June 16, 2004, we declared dividends of $0.24 per common share payable on July 8, 2004 to all common stockholders of record on June 30, 2004.

     CONTRACTUAL OBLIGATIONS

     The following table identifies our contractual obligations as of December 31, 2003 that will impact our liquidity and cash flow in future periods:

                                           2004       2005         2006          2007          2008      Subsequent       Total
                                        ---------- ----------- ------------- ------------- ------------ ------------- --------------
                                                                         (dollars in thousands)
         Long-Term Debt Obligations (1)   $109,577     $12,297        $6,245        $6,350       $6,748      $199,688       $340,905
         Operating Lease Obligations(2)         90          90            90            23            -             -            293
         Total                            $109,667     $12,387        $6,335        $6,373       $6,748      $199,688       $341,198

(1) Our long-term debt obligations are set forth in detail in the schedule below. The amount due in 2004 does not reflect the planned two-year extension of the Citicorp USA, Inc. and Cupertino National Bank loans described in Liquidity and Capital Resources above.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

     At December 31, 2003, we had total indebtedness of approximately $340.9 million, including approximately $230.6 million of fixed rate mortgage debt and approximately $110.3 million under the loan from Citicorp USA, Inc. and the lines of credit from the Berg Group and Cupertino National Bank, as to which the interest rate varies with LIBOR. Of total fixed debt, the Prudential and Northwestern loans represented approximately $121.5 million and $97.4 million, respectively. The following table sets forth certain information regarding debt outstanding as of December 31, 2003.


                                                                                            At December 31,    Maturity    Interest
            Debt Description                           Collateral Properties                     2003            Date        Rate
------------------------------------------ ---------------------------------------------- ------------------  ---------- -----------
                                                                                        (dollars in thousands)
LINE OF CREDIT
Berg Group (related parties)               2033-2043 Samaritan Drive, San Jose, CA                $  6,320        3/05         (1)
                                           2133 Samaritan Drive, San Jose, CA
                                           2233-2243 Samaritan Drive, San Jose, CA
                                           1310-1450 McCandless Drive, Milpitas, CA
                                           1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank                    Not Applicable                                           23,965        9/04         (4)

MORTGAGE NOTES PAYABLE (RELATED PARTIES):  5300-5350 Hellyer Avenue, San Jose, CA                   10,762        6/10       7.650%

MORTGAGE NOTES PAYABLE (2):
Prudential Capital Group                   20400 Mariani Avenue, Cupertino, CA                         733       10/06       8.750%
Washington Mutual (Home S&L Association)   10460 Bubb Road, Cupertino, CA                              225       12/06       9.500%
Prudential Insurance Company of America(3) 10300 Bubb Road, Cupertino, CA                          121,455       10/08       6.560%
                                           10500 North De Anza Blvd, Cupertino, CA
                                           4050 Starboard Drive, Fremont, CA
                                           45700 Northport Loop, Fremont, CA
                                           45738 Northport Loop, Fremont, CA
                                           450 National Ave, Mountain View, CA
                                           6311 San Ignacio Avenue, San Jose, CA
                                           6321 San Ignacio Avenue, San Jose, CA
                                           6325 San Ignacio Avenue, San Jose, CA
                                           6331 San Ignacio Avenue, San Jose, CA
                                           6341 San Ignacio Avenue, San Jose, CA
                                           6351 San Ignacio Avenue, San Jose, CA
                                           3236 Scott Blvd, Santa Clara, CA
                                           3560 Bassett Street, Santa Clara, CA
                                           3570 Bassett Street, Santa Clara, CA
                                           3580 Bassett Street, Santa Clara, CA
                                           1135 Kern Avenue, Sunnyvale, CA
                                           1212 Bordeaux Lane, Sunnyvale, CA
                                           1230 East Arques, Sunnyvale, CA
                                           1250 East Arques, Sunnyvale, CA
                                           1170 Morse Avenue, Sunnyvale, CA
                                           1600 Memorex Drive, Santa Clara, CA
                                           1688 Richard Avenue, Santa Clara, CA
                                           1700 Richard Avenue, Santa Clara, CA
                                           3540 Bassett Street, Santa Clara, CA
                                           3542 Bassett Street, Santa Clara, CA
                                           3544 Bassett Street, Santa Clara, CA
                                           3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance         1750 Automation Parkway, San Jose, CA                    97,445        1/13       5.640%
Company (5)                                1756 Automation Parkway, San Jose, CA
                                           1762 Automation Parkway, San Jose, CA
                                           6320 San Ignacio Avenue, San Jose, CA
                                           6540-6541 Via Del Oro, San Jose, CA
                                           6385-6387 San Ignacio Avenue, San Jose, CA
                                           2251 Lawson Lane, Santa Clara, CA
                                           1325 McCandless Drive, Milpitas, CA
                                           1650-1690 McCandless Drive, Milpitas, CA
                                           20605-20705 Valley Green Drive, Cupertino, CA

Citicorp USA, Inc.                         2001 Walsh Avenue, Santa Clara, CA                       80,000        9/04         (4)
                                           2880 Scott Boulevard, Santa Clara, CA
                                           2890 Scott Boulevard, Santa Clara, CA
                                           2770-2800 Scott Boulevard, Santa Clara, CA
                                           2220 Central Expressway, Santa Clara, CA
                                           2300 Central Expressway, Santa Clara, CA
                                           2330 Central Expressway, Santa Clara, CA
                                                                                             ------------------
Mortgage Notes Payable                                                                             299,858
                                                                                             ------------------
Total                                                                                             $340,905
                                                                                             ==================

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2005. The interest rate was 2.52% at December 31, 2003.

(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 6.23% at December 31, 2003.

(3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

(4) Interest rate equal to LIBOR plus 2%. The interest rate for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at December 31, 2003 was 3.17%.

(5) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675.

     At December 31, 2003, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $12.95 per share on December 31, 2003) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 20.1%. On December 31, 2003, the last trading day for the year, total market capitalization was approximately $1.7 billion.

     At December 31, 2003, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.47 million. The due date of the demand notes has been extended to September 30, 2005. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders.

     HISTORICAL CASH FLOWS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

     Net cash provided by operating activities for the year ended December 31, 2003 was approximately $116.5 million, compared to approximately $117.4 million for the prior year. The decrease in cash provided by operating activities resulted from adverse market conditions and loss of several tenants due to bankruptcy, cessation of operations, or tenant relocation resulting in increased vacancy rates that offset cash savings.

     Net cash used in investing activities was approximately ($110) million for the year ended December 31, 2003, compared to approximately ($20.7) million for the prior year. Cash used in investing activities during 2003 related to financing the acquisition of the San Tomas Technology Park of $110 million as well as new equipment and improvements of $1.4 million.

     Net cash used in financing activities was approximately ($6.9) million for the year ended December 31, 2003, compared to ($97.5) million for the year ended December 31, 2002. During 2003, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities and other borrowed funds. Financing activities in 2003 also consisted of a $100 million collateralized mortgage loan from Northwestern Mutual Life Insurance Company, an $80 million collateralized mortgage loan from Citicorp USA, Inc. and a $40 million line of credit established with Cupertino National Bank in July 2002 of which $24.0 million had been drawn as of the year end. For the year ended December 31, 2003, we paid dividends to our stockholders and made distributions to the O.P. Unit holders totaling approximately $100.1 million, compared to approximately $99.7 million for the year ended December 31, 2002. Additionally, during 2003, we repaid $61.5 million under our line of credit with the Berg Group and $20 million under our uncollateralized loan with Citicorp USA, Inc.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001.

     Net cash provided by operating activities for the year ended December 31, 2002 was approximately $117.4 million, compared to approximately $111.2 million for the prior year. The increase in cash resulted from increased rental receipts attributable to newly acquired properties.

     Net cash used in investing activities was approximately ($20.7) million for the year ended December 31, 2002, compared to approximately ($3.0) million for the prior year. Cash used in investing activities during 2002 related to the acquisition of three R&D properties through a tax-deferred exchange transaction involving the property sold to Xilinx, Inc. pursuant to its purchase option as well as new equipment and improvements.

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

     CAPITAL EXPENDITURES

     The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1995 through December 31, 2003, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties previously owned or controlled by members of the Berg Group averaged approximately $2.0 million annually. We will have approximately 863,000 rentable square feet under expiring leases in 2004. We expect that the average annual cost of recurring tenant/building improvements and leasing commissions, related to these properties, will be approximately $2.0 million during 2004. We believe we will recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assured that we will be able to meet our requirements on favorable terms. See "Policy with Respect to Certain Activities - Financing Policies."

     FUNDS FROM OPERATIONS

     FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. Unit holders, computed in accordance with GAAP, including non-recurring events other than "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. With the emphasis on the disclosure of operating earnings per share, we will still continue to use FFO as a measure of the Company's performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including our need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

     We have revised our FFO computations for 2002 and 2001 for the inclusion of the amortization of leasing commissions in depreciation and amortization of real estate in order to be comparable to our 2003 FFO presentation in accordance with NAREIT guidelines and to more closely conform to the NAREIT's FFO definition. Additionally, our 2003 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated TBI-MSW joint venture.

     The revised FFO for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 is as follows:

                                                                            For the Year Ended December 31,
                                                   -------------------------------------------------------------------------------
                                                        2003             2002           2001            2000            1999
                                                                    (As Restated)   (As Restated)
                                                   --------------- --------------- --------------- --------------- ---------------
                                                                                 (dollars in thousands)
Net income to common stockholders (3)                  $ 16,212        $ 17,115        $ 18,086         $12,579         $ 6,531
Add:
    Minority interests (1)                               80,256          86,053          90,662          58,769          39,785
    Depreciation and amortization of real estate(2)      22,850          21,379          17,718          15,803          13,298
Less:
    Gain/(Loss) on sales of joint venture assets          1,400           6,103          11,453             501            (393)
       or assets
                                                   --------------- --------------- --------------- --------------- ---------------
FFO                                                    $117,918        $118,444        $115,013         $86,650         $60,007
                                                   =============== =============== =============== =============== ===============

(1) The minority interest for third parties was deducted from total minority interest in calculating FFO.
(2) Also includes depreciation and amortization of real estate from our unconsolidated joint venture and amortization of leasing commissions.
(3)  Net income to common stockholders is restated for 2002 and 2001

     The effect of the revision in the FFO computation described above for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 is as follows:

                                                                             For the Year Ended December 31,

                                                                    2003         2002          2001          2000          1999
                                                                (As Revised) (As Restated) (As Restated) (As Reviewed) (As Reviewed)
                                                                ------------ ------------- ------------- ------------- -------------
                                                                                             (dollars in thousands)
FFO, as previously reported                                        $117,769      $117,360      $114,513       $86,303       $59,079
Less:
  Effect of restatements and reclassifications on the consolidated   (2,562)       (2,321)         (302)            -             -
  statement of operations (1)
Add:
  Additional depreciation and amortization from restatements          1,146         2,321           302             -             -
  Amortization of leasing commissions                                   691         1,084           500           347           142
  Depreciation and amortization from unconsolidated joint venture       874             -             -             -             -
                                                                ------------ ------------- ------------- ------------- -------------
FFO, as revised                                                    $117,918      $118,444      $115,013       $86,650       $59,221
                                                                ============ ============= ============= ============= =============

(1) The reconciliation of consolidated net income as previously reported and as restated is described above. See "Impact of Restatements."

     OVERVIEW OF DISTRIBUTION POLICY

     We intend to make regular quarterly distributions to stockholders and O.P. Unit holders based on our funds available for distributions. Our ability to make such distributions will be affected by numerous factors including, most importantly, the receipt of distributions from the operating partnerships.

     Funds available for distributions does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash needs. The actual return that we will realize and the amount available for distributions to stockholders will be affected by a number of factors, including the revenues received from our properties, our operating expenses, debt service on borrowings, and planned and unanticipated capital expenditures.

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

     Distributions are determined by our Board of Directors and depend on actual cash available for distributions, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Part I, Item 1., "Business - Risk Factors -- Stockholders are not assured of receiving cash distributions from us."

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

     - certain policies with respect to competition by and acquisitions from the Berg Group are imposed pursuant to provisions of the acquisition agreement that cannot be amended or waived without the approval of the Independent Directors Committee of our Board of Directors;

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

     FINANCING POLICIES

     To the extent that our Board of Directors determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing or retention of cash flow, or through a combination of these sources, after consideration of provisions of the Code requiring the distribution by a REIT of a certain percentage of its taxable income and taking into account taxes that would be imposed on undistributed taxable income. It is our present intention that any additional borrowings will be made through the operating partnerships, although we may incur borrowings that would be re-loaned to the operating partnerships. Borrowings may be unsecured or may be secured by any or all of our assets, the operating partnerships or any existing or new property, and may have full or limited recourse to all or any portion of our assets, the operating partnerships or any existing or new property.

     We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire Board of Directors. We also may determine to finance acquisitions through the exchange of properties or the issuance of additional O.P. Units in the operating partnerships, shares of common stock or other securities.

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

     DISPOSITION POLICIES

     We  have  no  current  intention  of  disposing  of any of our  properties, although we reserve the right to do so. The tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until December 29, 2008, or until the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, less than 15% of the outstanding shares of common stock on a Fully Diluted basis, if earlier, Carl E. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties, which right will lapse before the end of the ten-year period if his beneficial ownership interest falls below 750,000 O.P. Units. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-deferred," like-kind exchanges under Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals. The approval of a majority of our directors, including Carl E. Berg or his designee, will be required to sell all or substantially all of our assets. The consent of the holders of a majority of the O.P. Units will be required to effect a sale or sales of all, or substantially all, of the assets of any of the operating partnerships.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We do not believe that recently issued accounting standards will materially impact our financial position, results of operations, or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We have not entered into any new guarantees or modified any existing guarantees subsequent to December 31, 2002; therefore, adoption of this statement has had no effect on our financial position, operating results or cash flows.

     In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity's expected losses or entitled to receive a majority of the entity's expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. We will adopt the consolidation requirements of FIN 46R in the first quarter of 2004. We expect no significant effect on the consolidated financial position, results of operations or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities could meet these requirements and will be recorded as appropriate.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning in the third quarter of 2003. The FASB deferred the implementation of SFAS No. 150 as applied to certain minority interests in finite life entities, however. We adopted the requirements of SFAS No. 150 in the third quarter of 2003, and considering the aforementioned deferral, it did not impact our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not  generally  hold market risk  sensitive  instruments  for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2003. The current terms of this debt are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Average interest rates are based on implied LIBOR for the respective time period. Fair value approximates book value for fixed rate debt. Of the projected fair value of secured notes payable, approximately $121.5 million and $97.4 million represent the Prudential and Northwestern secured loans, respectively.

     For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2003 will be paid upon maturity.

     For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2003 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                    2004       2005       2006      2007      2008   Thereafter    Total   Fair Value
                                    ----       ----       ----      ----      ----   ----------    -----   ----------
VARIABLE RATE DEBT:                                           (dollars in thousands)
Secured and unsecured debt       $103,965     $6,320                                              $110,285  $110,285
Weighted average interest rate      3.13%      3.13%

FIXED RATE DEBT:
Secured notes payable              $5,612     $5,977     $6,245    $6,350    $6,748    $199,688   $230,620  $255,980
Weighted average interest rate      6.23%      6.23%      6.23%     6.23%     6.23%       6.23%

     The variable rate debt represented 32.4% and 43.0% and the fixed rate debt represented 67.6% and 57.0% of all debt outstanding for the years ended December 31, 2003 and 2002, respectively. All of the debt is denominated in United States dollars. The weighted average interest rate for variable rate debt was approximately 3.13% and 3.42% for the years ended December 31, 2003 and 2002, respectively. The difference in spread was due to numerous cuts in interest rates by the Federal Reserve Board during 2002 and 2003. The weighted average interest rate for fixed rate debt was approximately 6.23% and 6.68% for the years ended December 31, 2003 and 2002, respectively. The difference in interest expense attributable to the average interest rate difference between 2002 and 2003 was $4.5 million, which was also a result of new debt obtained during 2003. We do not anticipate significant interest rate changes from 2003 to 2004.

     The primary market risk we face is the risk of interest rate fluctuations. The Berg Group line of credit, the Cupertino National Bank line of credit, and the Citicorp USA, Inc. loan, which are tied to a LIBOR based interest rate, were approximately $110.3 million, or 32.4%, of the total $340.9 million of debt as of December 31, 2003. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2003, we had no interest rate caps or interest rate swap contracts.

     The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of December 31, 2003, a 1% increase or decrease in interest rates on our $110.3 million of floating rate debt would decrease or increase, respectively, annual earnings and cash flows by approximately $1.1 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Registered Public Accounting Firm                                                             50
Consolidated Balance Sheets at December 31, 2003 and 2002 (Restated)                                                51
Consolidated Statements of Operations for the years ended                                                           52
    December 31, 2003, 2002 (Restated) and 2001 (Restated)
Consolidated Statements of Stockholders' Equity                                                                     53
    for the years ended December 31, 2003, 2002 (Restated) and 2001 (Restated)
Consolidated Statements of Cash Flows for the years ended                                                           54
    December 31, 2003, 2002 (Restated) and 2001 (Restated)
Notes to the Consolidated Financial Statements                                                                      55
Supplemental Financial Information                                                                                  74
Report of Independent Registered Public Accounting Firm                                                             77
Schedule III: Real Estate and Accumulated Depreciation as of                                                        79
    December 31, 2003
Schedule III: Real Estate and Accumulated Depreciation as of                                                        81
    December 31, 2002 (Restated)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission West Properties, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 (which were previously audited by other independent auditors).

\S\ BDO Seidman, LLP


San Francisco, California
July 27, 2004

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)

                                     ASSETS
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2003                    2002
                                                                             ----------------------  ---------------------
                                                                                                          (As Restated)
Real estate assets:
  Land                                                                                  $  275,707               $234,251
  Buildings and improvements                                                               779,636                717,556
  Real estate related intangible assets                                                     19,651                  1,368
                                                                             ----------------------  ---------------------
      Total investments in properties                                                    1,074,994                953,175
  Less accumulated depreciation and amortization                                          (89,243)               (67,053)
                                                                             ----------------------  ---------------------
      Net investments in properties                                                        985,751                886,122

Cash and cash equivalents                                                                    4,129                  4,479
Deferred rent receivable, net of $2,000 allowance at December 31, 2003 and                  18,970                 17,001
2002
Investment in unconsolidated joint venture                                                   2,285                      -
Other assets (net of accumulated amortization of
   $4,211 and $4,598 at December 31, 2003 and 2002, respectively)                           21,497                 19,181
                                                                             ----------------------  ---------------------
    Total assets                                                                        $1,032,632               $926,783
                                                                             ======================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Line of credit (related parties)                                                          $  6,320                $58,792
Revolving line of credit                                                                    23,965                 23,839
Loan payable                                                                                     -                 20,000
Mortgage notes payable                                                                     299,858                125,062
Mortgage note payable (related parties)                                                     10,762                 11,078
Interest payable                                                                               332                    337
Security deposits                                                                           10,248                 11,184
Deferred rental income                                                                      12,723                  9,876
Dividend/distribution payable                                                               25,031                 24,951
Accounts payable and accrued expenses                                                        5,085                  4,698
                                                                             ----------------------  ---------------------
    Total liabilities                                                                      394,324                289,817
                                                                             ----------------------  ---------------------

Commitments and contingencies

Minority interest                                                                          524,918                526,580

Stockholders' equity:
Preferred stock, no par value, 200,000 shares authorized,
    none issued and outstanding                                                                  -                      -
Common stock, $.001 par value at December 31, 2003 and 2002,
    200,000,000 shares authorized, 17,894,691 and 17,487,329 shares
    issued and outstanding at December 31, 2003 and 2002, respectively                          18                     17
Paid-in capital                                                                            132,136                128,295
Accumulated deficit                                                                       (18,764)               (17,926)
                                                                             ----------------------  ---------------------
    Total stockholders' equity                                                             113,390                110,386
                                                                             ----------------------  ---------------------
    Total liabilities and stockholders' equity                                          $1,032,632               $926,783
                                                                             ======================  =====================

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)


                                                                                     Year Ended December 31,
                                                               --------------------------------------------------------------------
                                                                       2003                    2002                   2001
                                                               ---------------------   ---------------------  ---------------------
                                                                                          (As Restated)           (As Restated)
Revenues:
Rental revenue from real estate                                            $130,739                $129,781               $126,229
Tenant reimbursements                                                        18,871                  20,099                 17,475
Other income, including lease terminations, settlements and                   4,527                   4,248                  2,465
interest
                                                               ---------------------   ---------------------  ---------------------
                                                                            154,137                 154,128                146,169

Expenses:
Property operating, maintenance and real estate taxes                        21,365                  23,951                 18,502
Interest                                                                     16,446                   9,588                  8,704
Interest (related parties)                                                    1,064                   3,422                  4,709
General and administrative                                                    1,325                   1,488                  1,284
Depreciation and amortization of real estate                                 20,774                  18,313                 16,746
                                                               ---------------------   ---------------------  ---------------------
                                                                             60,974                  56,762                 49,945
                                                               ---------------------   ---------------------  ---------------------
Income before gain on sales of assets, equity in earnings of
     unconsolidated joint venture and minority interests                     93,163                  97,366                 96,224
Gain on sales of assets                                                           -                       -                 11,453
Equity in earnings of unconsolidated joint venture, including
$1,400 gain on sale of property acquired from related party                   3,885                       -                      -
Minority interests                                                           80,836                  81,316                 89,876
                                                               ---------------------   ---------------------  ---------------------
Income from continuing operations                                            16,212                  16,050                 17,801
                                                               ---------------------   ---------------------  ---------------------

Discontinued operations, net of minority interests:
Gain from disposal of discontinued operations                                     -                   1,018                      -
Income attributable to discontinued operations                                    -                      47                    285
                                                               ---------------------   ---------------------  ---------------------
Income from discontinued operations                                               -                   1,065                    285
                                                               ---------------------   ---------------------  ---------------------
Net income to common stockholders                                           $16,212                 $17,115                $18,086
                                                               =====================   =====================  =====================
Net income to minority interests                                            $80,836                 $86,641                $91,312
                                                               =====================   =====================  =====================

Income per share from continuing operations:
Basic                                                                         $0.91                   $0.92                  $1.04
                                                               =====================   =====================  =====================
Diluted                                                                       $0.91                   $0.90                  $1.01
                                                               =====================   =====================  =====================
Income per share from discontinued operations:
Basic                                                                             -                   $0.06                  $0.02
                                                               =====================   =====================  =====================
Diluted                                                                           -                   $0.06                  $0.02
                                                               =====================   =====================  =====================
Net income per share to common stockholders:
Basic                                                                         $0.91                   $0.98                  $1.06
                                                               =====================   =====================  =====================
Diluted                                                                       $0.91                   $0.96                  $1.03
                                                               =====================   =====================  =====================
Weighted average shares of common stock (basic)                          17,739,609              17,455,799             17,103,714
                                                               =====================   =====================  =====================
Weighted average shares of common stock (diluted)                        17,802,947              17,854,892             17,589,353
                                                               =====================   =====================  =====================
Weighted average O.P. Units                                              86,476,217              86,334,548             85,122,715
                                                               =====================   =====================  =====================
Outstanding common stock                                                 17,894,691              17,487,329             17,329,779
                                                               =====================   =====================  =====================
Outstanding O.P. Units                                                   86,398,064              86,474,032             85,762,541
                                                               =====================   =====================  =====================


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)


                                                                                                                    Total
                                               Shares of Common     Common     Paid-in-      Accumulated         Stockholders'
                                               Stock Outstanding     Stock     Capital         Deficit             Equity
                                               ------------------  --------  ------------  ---------------   -------------------

Balance, December 31, 2000                            17,025,365                $123,136                               $102,073
                                                                       $17                      $(21,080)
Issuance of common stock upon option exercise             68,088                     535                                    535
Issuance of common stock upon O.P. Unit                  236,326                   2,955                                  2,955
conversion
Dividends declared                                                                               (15,274)              (15,274)
Net income                                                                                         18,086                18,086
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2001 (As Restated)              17,329,779        17       126,626         (18,268)               108,375
Issuance of common stock upon option exercise             33,550                     151                                    151
Issuance of common stock upon O.P. Unit                  124,000                   1,518                                  1,518
conversion
Dividends declared                                                                               (16,773)              (16,773)
Net income                                                                                         17,115                17,115
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2002 (As Restated)              17,487,329        17       128,295         (17,926)               110,386
Issuance of common stock upon option exercise            150,362                   1,014                                  1,014
Issuance of common stock upon O.P. Unit                  257,000         1         2,827                                  2,828
conversion
Dividends declared                                                                               (17,050)              (17,050)
Net income                                                                                         16,212                16,212
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2003                            17,894,691       $18      $132,136        $(18,764)              $113,390
                                               ==================  ========  ============  ===============   ===================


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                      2003                2002                2001
                                                                                      (As Restated)       (As Restated)
                                                               -------------------  ------------------  ------------------

Cash flows from operating activities:
Net income                                                                $16,212             $17,115             $18,086
Adjustments to reconcile net income to net
          cash provided by operating activities:
     Minority interest                                                     80,836              86,641              91,312
     Depreciation and amortization of real estate                          23,393              21,379              17,719
     Gain on sales of assets                                                    -             (6,103)            (11,453)
     Equity in earnings of unconsolidated joint venture                   (3,885)                   -                   -
     Distributions from unconsolidated joint venture                        2,000                   -                   -
     Other                                                                      -                (14)                  13
Change in operating assets and liabilities, net of liabilities assumed:
     Deferred rent receivable                                             (1,969)                (78)             (6,054)
     Other assets                                                         (2,656)             (2,630)               (664)
     Interest payable                                                         (5)                 (5)                 (5)
     Security deposits                                                      (936)               3,847                 797
     Deferred rental income                                                 2,847             (2,594)               1,172
     Accounts payable and accrued expenses                                    656               (190)                 234
                                                               -------------------  ------------------  ------------------

     Net cash provided by operating activities                            116,493             117,368             111,157
                                                               -------------------  ------------------  ------------------

Cash flows from investing activities:
Improvements to real estate                                               (1,370)             (1,902)             (1,041)
Refundable option payment utilized for rent payments                            -               (333)             (1,999)
Proceeds from sales of real estate                                              -              12,803              38,489
Purchase of real estate                                                 (110,013)            (31,312)            (38,489)
Net proceeds from sale of TBI unconsolidated joint venture
real estate                                                                 1,400                   -                   -
                                                               -------------------  ------------------  ------------------

     Net cash used in investing activities                              (109,983)            (20,744)             (3,040)
                                                               -------------------  ------------------  ------------------

Cash flows from financing activities:
Principal payments on mortgage notes payable                              (5,204)             (2,354)             (4,639)
Proceeds from mortgage loan payable                                       180,000                   -                   -
Principal payments on mortgage notes payable (related parties)              (316)               (293)               (272)
Net payments under line of credit (related parties)                      (61,471)            (39,095)            (18,136)
Proceeds from loan payable                                                      -              20,000                   -
Payment on loan payable                                                  (20,000)                   -                   -
Proceeds from revolving line of credit                                        126              28,839                   -
Payment on line of credit                                                       -             (5,000)                   -
Financing costs                                                             (863)                (52)                   -
Net proceeds from exercise of stock options                                 1,014                 151                 536
Minority interest distributions                                          (83,194)            (82,916)            (70,636)
Dividends                                                                (16,952)            (16,735)            (14,351)
                                                               -------------------  ------------------  ------------------

     Net cash used in financing activities                                (6,860)            (97,455)           (107,498)
                                                               -------------------  ------------------  ------------------

     Net (decrease) increase in cash and cash equivalents                   (350)               (831)                 619
Cash and cash equivalents, beginning of year                                4,479               5,310               4,691
                                                               -------------------  ------------------  ------------------

Cash and cash equivalents, end of year                                     $4,129              $4,479              $5,310
                                                               ===================  ==================  ==================


            Refer to Note 14 for supplemental cash flow information.

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


1. ORGANIZATIONS AND FORMATION OF THE COMPANY

Mission West Properties, Inc. ("the Company") is a fully integrated, self-administered and self-managed real estate company that acquires and manages R&D/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an
approximate   12.11%  of  four  existing  limited   partnerships   (referred  to
collectively as the "operating partnerships") and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. The Company purchased an approximate 12.11% interest in each of the operating partnerships. All limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership ("O.P.") Units, which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conduct its business.

On December 30, 1998, the Company was reincorporated under the laws of the State of Maryland through a merger with and into Mission West Properties, Inc. Accordingly, shares of the former company, Mission West Properties, a California corporation (no par), which were outstanding at December 30, 1998, were converted into shares of common stock ($.001 par value per share) on a one-for-one basis.

As of December 31, 2003, the Company owns a general partnership interest of 16.95%, 21.61%, 15.98% and 12.37% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 17.02% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

The Company, through the operating partnerships, owns interests in 109 R&D properties, all of which are located in Silicon Valley.

BUSINESS SEGMENT INFORMATION

The Company's primary business is the ownership and management of R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for SFAS No. 131 purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent reserves, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results could differ from those estimates.

REAL ESTATE ASSETS AND RELATED INTANGIBLE ASSETS:

Real  estate  assets  are  stated  at  cost.  Cost  includes   expenditures  for
improvements or replacements. Maintenance and repairs are charged to expense as incurred.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

The purchase price allocation for property acquisition subsequent to June 30, 2001 is determined in accordance with the following principles under SFAS No. 141, "Business Combinations":

The fair value of the tangible assets of an acquired property, which includes land, building and building/tenant improvements, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions, and tenant improvements.

In allocating the fair value of the identified intangible assets of the acquired property, above-market in-place lease value is recorded based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable lease term. The capitalized above-market lease value, included in real estate related intangible assets in the accompanying December 31, 2003 consolidated balance sheet, is amortized as an offset to rental revenue from real estate over the remaining non-cancelable lease term. The value of in-place leases, exclusive of the value of above-market in-place lease, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

Building shell and base building improvements of newly acquired properties     Weighted average composite life of 40 years
Base building improvements made subsequent to initial property acquisition     25 years
Tenant improvements and furniture and fixtures                                 Lesser of life of asset, generally 5-10 years,
                                                                               or lease term
Above-market and in-place lease value                                          Term of lease

Tenant improvements, including furniture fixtures, and base building improvements made subsequent to the initial property acquisition, are included in buildings and improvements in the consolidated balance sheet and total $2,494 and $2,077 at December 31, 2003 and $1,898 and $1,815, respectively, at December 31, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. As of December 31, 2003 management believes that no impairment exists based upon periodic reviews. No impairment losses were recorded for the years ended December 31, 2003, 2002 and 2001.

DISCONTINUED OPERATIONS:

The Company adopted the SFAS No. 144, which addresses the financial accounting for the disposal of long lived assets. SFAS No. 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both the following

                         MISSION WEST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            (Dollars in thousands, except share and per share data)

criteria are met: (a) the operation and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. SFAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

CASH AND CASH EQUIVALENTS:

The  Company  considers  highly  liquid  short-term   investments  with  initial
maturities of three months or less to be cash equivalents.

Cash and cash equivalents are primarily held in a single financial institution, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

OTHER ASSETS:

Included in other assets are costs associated with obtaining debt financing and commissions associated with new leases. Such debt financing costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method and such lease commissions are amortized straight-line over the term of the related lease. If the lease is terminated prior to the end of the lease term the Company charges any unamortized capitalized lease commission cost to expense in the period that the lease is terminated. Also included in other assets are obligations from the Berg Group of approximately $7,494 to construct a building at 245 Caspian Drive in Sunnyvale, California and $2,529 in tenant improvements at 5345 Hellyer Avenue in San Jose, California (see Note 12).

MINORITY INTERESTS:

Minority interests represent the limited partnership interests in the operating partnerships.

REVENUE RECOGNITION:

Rental income is derived from operating leases and recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as Deferred Rent Receivable on the consolidated balance sheet. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs including property operating, maintenance and real estate taxes. These additional rents from tenant reimbursements are reflected on the accrual basis.

Rental revenue is affected if existing tenants terminate or amend their leases. The Company tries to identify tenants who may be likely to declare bankruptcy, cease operations or otherwise terminate leases prior to the end of the lease term. By anticipating these events in advance, the Company expects to take steps to minimize their impact on its reported results of operations through lease renegotiations and other appropriate measures. Reserves against Deferred Rent Receivable are estimated by management based on known financial conditions of tenants and management's estimate of net realizeability of such receivables based on existing or expected negotiations with tenants. The Company's judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. To date, actual reductions in revenue as a result of early terminations and the tenants' inability to pay have been within management's estimates. However, material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

Lease termination fees are included in revenues. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

The Company recognizes income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104 "Revenue Recognition":

-    the agreement has been fully executed and delivered;
-    services have been rendered;
-    the amount is fixed and determinable; and

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

-    the collect-ability is reasonably assured.

INCOME TAXES:

The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2003, 2002 and 2001, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the year ended December 31, 2003, the Company's total dividends paid or payable to the stockholders represent 98% of ordinary income and 2% return of capital for income tax purposes. For the years ended December 31, 2002 and December 31, 2001, the Company's total dividends paid or payable to the stockholders represented 100% ordinary income for income tax purposes.

NET INCOME PER SHARE:

The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average of common and common equivalent shares outstanding during the year.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the unaudited pro forma effect on consolidated net income available to common shareholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the last three years.

                                                                             Year Ended December 31,
                                                            -----------------------------------------------------------
                                                                  2003                 2002                2001
                                                                                   (As Restated)       (As Restated)
                                                            ------------------  -------------------  ------------------
                                                                   (dollars in thousands, except per share data)
         Historical net income to common stockholders                 $16,212              $17,115             $18,086
         Add back compensation expense for stock options
         included in historical net income to common
         stockholders                                                       -                    -                   -
         Deduct compensation expense for stock options
         determined under fair value based method                       (235)                (264)               (264)
         Allocation of expense to minority interest                       195                  220                 220
                                                            ------------------  -------------------  ------------------
         Pro forma net income to common stockholders                  $16,172              $17,071             $18,042
                                                            ------------------  -------------------  ------------------

         Earnings per share - basic:
         Historical net income to common stockholders                   $0.91                $0.98               $1.06
         Pro forma net income to common stockholders                    $0.91                $0.98               $1.05
         Earnings per share - diluted:
         Historical net income to common stockholders                   $0.91                $0.96               $1.03
         Pro forma net income to common stockholders                    $0.91                $0.96               $1.03
                                                            ------------------  -------------------  ------------------

The estimated fair value of the stock options granted during 2001 was $1.17 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 8%, volatility of 23.03%, risk free interest rate of 4.85% and expected life of five years. There were no stock options granted in 2002 and 2003.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of the Company's variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2003 was approximately $255,980 as compared to its carrying value of $230,620.

RECLASSIFICATIONS:

Certain amounts from prior year's financial statements have been reclassified to conform to the presentation of the current year's financial statements.

CONCENTRATION OF CREDIT RISK:

The Company's properties are not geographically diverse, and its tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 78 tenants at December 31, 2003, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 16.3%, 15.7% and 16.0% of the Company's rental income for the years ended December 31, 2003, 2002 and 2001, respectively, with the next largest tenant accounting for 10.0%, 8.6% and 8.8%, respectively, of total rental income. Rental income from Microsoft Corporation was $21,151, $20,338 and $19,556 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rents from this tenant are $50,650. During 2003, fifteen of the Company's tenants relocated, filed voluntary petitions for bankruptcy protection under Chapter 11 or ceased operations.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure provisions are effective for financial statements for annual or interim periods ending after December 15, 2002. The Company has provided disclosures of its guarantees in the accompanying footnotes. The Company has not entered into any new guarantees or modified any existing guarantees subsequent to December 31, 2002; therefore, adoption of this statement has had no effect on the Company's financial position, operating results or cash flows.

In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity's expected losses or entitled to receive a majority of the entity's expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The Company will adopt the consolidation and disclosure requirements of FIN 46R in the first quarter of 2004. The Company expects no significant effect on the consolidated financial position, results of operations or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities could meet these requirements and will be recorded as appropriate.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

reported results. On December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148 and continued to account for stock-based compensation under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Therefore, the adoption of SFAS No. 148 did not have any effect on the Company's financial position, operating results or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning in the third quarter of 2003. The FASB deferred the implementation of SFAS No. 150 as applied to certain minority interests in finite life entities, however. The Company adopted the requirements of SFAS No. 150 in the third quarter of 2003, and considering the aforementioned deferral, it did not impact the Company's financial position, results of operations or cash flows.


3. DEFERRED RENT ALLOWANCE

The following table represents activity in the deferred rent allowance for the three years ended December 31, 2003, 2002 and 2001:

                                                                Provision
                                                  Beginning      Against      Charge-       Ending
                                                   Balance      Revenues       off         Balance
                                               -------------- ------------ ------------ -------------
                                                               (dollars in thousands)
         Year ended December 31, 2001                     $ -         $910         $310          $600
                                               -------------- ------------ ------------ -------------
         Year ended December 31, 2002                    $600       $4,736       $3,336        $2,000
                                               -------------- ------------ ------------ -------------
         Year ended December 31, 2003                  $2,000       $2,552       $2,552        $2,000
                                               -------------- ------------ ------------ -------------

4. STOCK TRANSACTIONS

As of December 31, 2003 and 2002, $1,471 and $1,369 remained outstanding under notes issued in connection with the Company's purchase of its general partnership interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2005. At present, the Company's only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

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

During the year ended December 31, 2003, stock options were exercised to purchase a total of 150,362 shares of common stock, consisting of 60,362 shares exercised at $4.50 per share and 90,000 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $1,014.

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

In 2003 and 2002, 257,000 and 124,000 O.P. Units were exchanged for 257,000 and 124,000 shares of the Company's common stock, respectively, under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

5. MINORITY INTEREST

Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 82.98% and 83.18%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2003 and 2002, respectively. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the COmpany's financial statements. The minority interest in the joint ventures is reflected as a component of minority interest of the operating partnerships. For the years ended December 31, 2003, 2002 and 2001, income associated with the interests held by the third parties of the three joint ventures was $581, $587 and $650, respectively.

6. REAL ESTATE

BERG LAND HOLDINGS OPTION AGREEMENT
Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde
J. Berg. At present, there are approximately 90 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed 20 acquisitions under the Berg Land Holdings Option Agreement representing approximately 1,992,000 rentable square feet. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus
(b) 10% of the full construction cost of the building; plus (c) interest at LIBOR (London Interbank Offer Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus (d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus
(e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 or the seller's acquisition date to the close of escrow; minus (f) the aggregate principal amount of all debt encumbering the acquired property, or a lesser amount as approved by the members of the Independent Directors committee of the Company's Board of Directors. Generally, the Company will not acquire any projects until they are fully completed and leased.

No estimate can be given at this time as to the total cost to the Company to acquire future projects under the Berg Land Holdings Option Agreement, or the timing as to when the Company will acquire such projects. In addition to any projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 250 additional acres of land currently controlled by the Berg Group, which could support approximately 3.9 million square feet of new developments. Under the Berg Land Holdings Option Agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon, and Washington.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


Although the Company has the right to acquire the new properties available to it under the terms of the Berg Land Holdings Option Agreement, there can be no assurance that the Company actually will consummate any intended transactions. Furthermore, the Company has not yet determined the means by which it would acquire and pay for any such properties or the impact of any of the acquisitions on its business, results of operations, financial condition or available cash for distribution.

Given the economic downturn in the Silicon Valley, the Company may not be able to maintain historical levels of growth from acquisitions of new developments in the future.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


7. DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2003 and 2002.



                                                                                         Balance            Maturity      Interest
           Debt Description                Collateral Properties                      At December 31,         Date          Rate
---------------------------------  ---------------------------------------------  ---------------------- -------------- ------------
                                                                                     2003        2002
                                                                                  ----------  ----------
Line of Credit:
Berg Group (related parties)       2033-2043 Samaritan Drive, San Jose, CA         $  6,320    $ 58,792          3/05          (1)
                                   2133 Samaritan Drive, San Jose, CA             ----------  ----------
                                   2233-2243 Samaritan Drive, San Jose, CA
                                   1310-1450 McCandless Drive, Milpitas, CA
                                   1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank(4)         Not Applicable                                    23,965      23,839          9/04          (4)
                                                                                  ----------  ----------
Mortgage Notes Payable  (related   5300-5350 Hellyer Avenue, San  Jose, CA           10,762      11,078          6/10        7.650%
   parties):                                                                      ----------  ----------

Mortgage Notes Payable: (2)
Prudential Capital Group (3)       20400 Mariani Avenue, Cupertino, CA                  733       1,423         10/06        8.750%

Washington Mutual (Home S&L Assoc.)10460 Bubb Road, Cupertino, CA                       225         297         12/06        9.500%

Prudential  Insurance Company of   10300 Bubb Road, Cupertino, CA                   121,455     123,342         10/08        6.560%
America (5)                        10500 North De Anza Blvd, Cupertino, CA
                                   4050 Starboard Drive, Fremont, CA
                                   45700 Northport Loop, Fremont, CA
                                   45738 Northport Loop, Fremont, CA
                                   450 National Ave, Mountain View, CA
                                   6311 San Ignacio Avenue, San Jose, CA
                                   6321 San Ignacio Avenue, San Jose, CA
                                   6325 San Ignacio Avenue, San Jose, CA
                                   6331 San Ignacio Avenue, San Jose, CA
                                   6341 San Ignacio Avenue, San Jose, CA
                                   6351 San Ignacio Avenue, San Jose, CA
                                   3236 Scott Blvd, Santa Clara, CA
                                   3560 Bassett Street, Santa Clara, CA
                                   3570 Bassett Street, Santa Clara, CA
                                   3580 Bassett Street, Santa Clara, CA
                                   1135 Kern Avenue, Sunnyvale, CA
                                   1212 Bordeaux Lane, Sunnyvale, CA
                                   1230 E. Arques, Sunnyvale, CA
                                   1250 E. Arques, Sunnyvale, CA
                                   1170 Morse Avenue, Sunnyvale, CA
                                   1600 Memorex Drive, Santa Clara, CA
                                   1688 Richard Avenue, Santa Clara, CA
                                   1700 Richard Avenue, Santa Clara, CA
                                   3540 Bassett Street, Santa Clara, CA
                                   3542 Bassett Street, Santa Clara, CA
                                   3544 Bassett Street, Santa Clara, CA
                                   3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life           1750 Automation Parkway, San Jose, CA             97,445           -          1/13        5.640%
Insurance Co. (6)                  1756 Automation Parkway, San Jose, CA
                                   1762 Automation Parkway, San Jose, CA
                                   6320 San Ignacio Avenue, San Jose, CA
                                   6540-6541 Via Del Oro, San Jose, CA
                                   6385-6387 San Ignacio Avenue, San Jose, CA
                                   2251 Lawson Lane, Santa Clara, CA
                                   1325 McCandless Drive, Milpitas, CA
                                   1650-1690 McCandless Drive, Milpitas, CA
                                   20605-20705 Valley Green Dr., Cupertino, CA

Citicorp USA, Inc. (4)             2001 Walsh Avenue, Santa Clara, CA                80,000           -          9/04          (4)
                                   2880 Scott Boulevard, Santa Clara, CA
                                   2890 Scott Boulevard, Santa Clara, CA
                                   2770-2800 Scott Boulevard, Santa Clara, CA
                                   2220 Central Expressway, Santa Clara, CA
                                   2300 Central Expressway, Santa Clara, CA
                                   2330 Central Expressway, Santa Clara, CA

                                                                                  ----------  ----------
Mortgage Notes Payable                                                              299,858     125,062

Uncollateralized Loan:
Citicorp USA, Inc. (7)             Not Applicable                                         -      20,000          3/03          (8)


                                                                                  ----------  ----------
   Total                                                                           $340,905    $238,771
                                                                                  ==========  ==========

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2005. The interest rate was 2.5% and 2.7% at December 31, 2003 and 2002, respectively.

(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 6.23% and 6.68% at December 31, 2003 and 2002, respectively.

(3) The amount of $465 was prepaid and reduced the outstanding principal balance of the Prudential Capital Group loan in January 2003.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

(4) Interest rate equal to LIBOR plus 2%. The interest rate for the Cupertino National Bank line of credit at December 31, 2003 and 2002 was 3.17% and 3.72%, respectively. The interest rate for the Citicorp USA, Inc. mortgage loan at December 31, 2003 was 3.17%. In April 2004 and July 2004 the loans with Citicorp USA, Inc., and Cupertino National Bank, respectively, matured. Cupertino National Bank and Citicorp USA, Inc. have granted extensions of the loans to September 2, 2004 and September 6, 2004, respectively, pending the completion of the Company's Form 10-K filing for 2003. The extension of the Citicorp loan is subject to the Company providing additional collateral valued at not less than $7.6 million, which the COmpany has proposed to Citicorp, and Citicorp is currently appraising it. The Company is in the process of renegotiating the terms and extending these loans for an additional two year period. The Company does not believe that the terms of the extended loans will differ materially from their current terms. Mission West Properties, Inc. is the borrower under the Cupertino National Bank line of credit which is guaranteed by Mission West Properties, L.P. and Mission West Properties, L.P. II. Mission West
     Properties, L.P. is the borrower under the Citicorp USA., mortgage loan which is guaranteed by Carl E. Berg, Mission West Properties, L.P. I, Mission West Properties L.P. II and Mission West Properties L.P. III. The Cupertino National Bank line of credit and Citicorp USA, Inc., contain certain loan covenants. The Company was not in compliance with one covenant pertaining to its late filing of its Form 10-K for the year ending December 31, 2003 and Form 10-Q for the period ending March 31, 2004 (the "Financial Reporting Covenants"). Both banks have elected not to enforce the Financial Reporting Covenants during the Loan Extension Period. Compliance with the Financial Reporting Covenant is a condition of the renewal for both loans.

(5) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.

(6) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675.

(7) The uncollateralized Citicorp USA, Inc. loan was paid off in its entirety in January 2003.

(8) The uncollateralized loan from Citicorp USA, Inc. carried a fixed LIBOR interest rate equal to 4.09% for the first six months and LIBOR plus 2.0% thereafter. The interest rate at December 31, 2002 was 3.81%.

Scheduled principal payments on debt for the years ending are as follows:

                                                          Fixed Rate Debt          Variable Rate Debt
                                                         (Including Related        (Including Related
                                                              Parties)                  Parties)                 Total
                                                       -----------------------    ----------------------    ----------------

         December 31, 2004                                   $  5,612                   $103,965               $109,577
         December 31, 2005                                      5,977                      6,320                 12,297
         December 31, 2006                                      6,245                                             6,245
         December 31, 2007                                      6,350                                             6,350
         December 31, 2008                                      6,748                                             6,748
         Thereafter                                           199,688                                           199,688
                                                       -----------------------    ----------------------    ----------------
                                                             $230,620                   $110,285               $340,905
                                                       =======================    ======================    ================


8. OPERATING PARTNERSHIP AND STOCKHOLDER DISTRIBUTIONS

During 2003 the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.96 per common share and O.P. Unit for total distributions of $100,064, including $25,031 payable in January 2004. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $75,230, which was treated as a draw on the Berg Group line of credit.

During 2002 the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.96 per common share and O.P. Unit for total distributions of $99,643, including $24,951 payable in January 2003. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $75,076, which was treated as a draw on the Berg Group line of credit.

During 2001 the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.89 per common share and O.P. Unit for total distributions of $91,126, including $24,742 payable in January 2002. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $70,371, which was treated as a draw on the Berg Group line of credit.

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

No options were granted in 2003 and 2002.

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

The remaining contractual lives of unexercised options granted range from July 2005 to April 2009.

The  following  table shows the  activity  and detail for the 1997 Stock  Option
Plan.


                                                 1997 Stock         Option Price
                                                Option Plan           Per Share
                                               ---------------    ------------------
         Balance, December 31, 1998                680,000
              Options granted                      337,000              $8.25
              Options exercised                  (191,920)
              Options cancelled                  (299,722)
                                               ---------------
         Balance, December 31, 1999                525,358
              Options granted                       80,000              $8.25
              Options granted                      352,000             $13.00
              Options exercised                   (52,991)
              Options cancelled                  (113,867)
                                               ---------------
         Balance, December 31, 2000                790,500
              Options granted                      375,000             $11.33
              Options exercised                   (68,088)
              Options cancelled                  (113,500)
                                               ---------------
         Balance, December 31, 2001                983,912
              Options exercised                   (33,550)
                                               ---------------
         Balance, December 31, 2002                950,362
              Options exercised                  (150,362)
              Options cancelled                   (13,000)
                                               ---------------
         Balance, December 31, 2003                787,000

The following table summarizes information regarding Options outstanding at December 31, 2003:

                                          Options Outstanding                    Options Exercisable         Options Not Exercisable
                             -------------------------------------------------------------------------------------------------------
                                              Weighted
                                               Average
                                              Remaining         Weighted                     Weighted                   Weighted
                                             Contractual         Average                      Average                    Average
                                Options    Life in Years(1)   Exercise Price    Options    Exercise Price   Options   Exercise Price
Range of Exercise Prices     -------------------------------------------------------------------------------------------------------
$8.25                           140,000         2.0               $8.25         134,000        $8.25          6,000       $8.25
$11.33                          375,000         5.3              $11.33         166,667       $11.33        208,333      $11.33
$13.00                          272,000         2.8              $13.00         229,000       $13.00         43,000      $13.00
                             -------------------------------------------------------------------------------------------------------
$8.25 to $13.00                 787,000         3.9              $11.36         529,667       $11.28        257,333      $11.54
                             -------------------------------------------------------------------------------------------------------

(1)  Expiration dates range from July 2005 to April 2009.

As of December 31, 2003, 3,991,089 additional shares were available for grant under the 1997 Stock Option Plan. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2003, outstanding options to purchase 529,667 shares of common stock were exercisable.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $92, $95 and $58 of expense for employer contributions made in connection with this plan, respectively.

10. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The computation for weighted average shares is detailed below:


                                                               Year Ended            Year Ended           Year Ended
                                                              December 31,          December 31,         December 31,
                                                                  2003                  2002                 2001
                                                            ------------------    ------------------    -----------------
         Weighted average shares outstanding (basic)           17,739,609            17,455,799           17,103,714
         Incremental shares from assumed option exercise           63,338               399,093              485,639
                                                            ------------------    ------------------    -----------------
         Weighted average shares outstanding (diluted)         17,802,947            17,854,892           17,589,353
                                                            ==================    ==================    =================

The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2003 and 2002 were 86,398,064 and 86,474,032, respectively.

11. OTHER INCOME

Other income, including interest, was approximately $4,527, $4,248 and $2,465 for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, prior tenant bankruptcy settlements accounted for approximately $2,231 of other income. For the year ended December 31, 2002, termination fees accounted for approximately $2,529 of other income.

12. RELATED PARTY TRANSACTIONS

As of December 31, 2003 and 2002, the Berg Group owned 78,364,716 and 78,338,684 O.P. Units, respectively, of the total 86,398,064 and 86,474,032 O.P. Units issued and outstanding, respectively. The Berg Group's interest in the Company represents 75.1% and 75.4% of the Company as of December 31, 2003 and 2002, respectively, assuming conversion of the O.P. Units into common shares of the Company.

The Company periodically acquired unleased properties, which include land, the building shell and base building improvements, from the Berg Group under the Berg Group Land Holdings Option Agreement. These acquisitions from the Berg Group are made for properties where the Company has previously identified a tenant, and in conjunction with the acquisition, the Company executes a lease agreement with the tenant. In many of the acquisitions from the Berg Group, lease commissions relating to these leasing activities conducted by the Company are paid by the Berg Group and reimbursed by the Company in connection with the acquisition. These lease commissions are recorded separately in other assets on the Company's consolidated balance sheet.

During 2003 the Company acquired one R&D property in San Jose and a 50% interest in a joint venture from the Berg Group. These acquisitions added approximately 129,000 square feet of rentable space and were acquired under the Berg Land Holdings Option Agreement. The total gross acquisition price was approximately $12,953. The Company financed these acquisitions by borrowing $9,000 under its line of credit from the Berg Group and issuing 350,163 O.P. Units to various members of the Berg Group.

During 2002 the Company acquired two R&D properties, both located in Silicon Valley. These acquisitions added approximately 290,000 square feet of rentable space and were acquired from the Berg Group under the Berg Land Holdings

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

Option Agreement. The total gross acquisition price for these two properties was approximately $30,953, of which $1,426 related to the reimbursement of leasing commissions paid by the Berg Group on behalf of the Company. The Company financed these acquisitions by borrowing $18,000 under the Berg Group line of credit and issuing 835,491 O.P. Units to various members of the Berg Group.

As of December 31, 2003 and 2002, debt in the amount of $6,320 and $58,792, respectively, was due the Berg Group under the line of credit. This amount includes $9,000 and $18,000 of debt assumed in connection with the acquisitions of properties from the Berg Group in 2003 and 2002, respectively. Additionally, in 2003 and 2002, the operating partnerships declared distributions of $0.96 per O.P. Unit. Distributions paid to various members of the Berg Group were $75,224 and $75,281 during 2003 and 2002, respectively. Interest expense incurred in connection with the Berg Group line of credit was $227, $2,562 and $3,828 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, debt in the amount of $10,762 and $11,078, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group mortgage note was $837, $860 and $881 for the years ended December 31, 2003, 2002 and 2001, respectively.

TRANSFER OF INTEREST TO BERG GROUP IN CONSOLIDATED JOINT VENTURE:

In July 2000, the Hellyer Avenue Limited Partnership ("Hellyer LP") was formally organized as a California limited partnership between Mission West Properties, L.P. ("MWP"), of which the Company as the managing general partner, and Republic Properties Group ("RPC"), an unaffiliated third party, as general partner and limited partners. MWP was designated as the managing general partner of Hellyer LP. For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. ("Stellex") to provide a 15-year lease on an approximate 160,000 square foot R&D building to be constructed by Berg & Berg Enterprises, Inc. ("BBE") on land owned by another Berg Group member.

As part of the transaction, MWP acquired the underlying land pursuant to the Berg Land Holding Option Agreement for a price of $5.7 million by issuing 659,223 OP units to the Berg Group entity that owned the property. Further, under the terms of the Hellyer LP partnership agreement MWP then contributed the land to the partnership at an agreed value of $9.6 million which amount was to be amortized and paid to MWP in the form of income and cash flow preferences. The transaction was reviewed and approved by the Independent Directors Committee of the Company's board of directors.

In connection with the transaction, BBE built and paid for all improvements on the land. The total cost of the R&D building, exclusive of specified tenant improvements obligations, was approximately $11.4 million. Hellyer LP issued a note for the amount of those construction costs to BBE, which note was secured by the buildings.

Because RPC's interest in Hellyer LP was attributable solely to its commitment to obtain Stellex as a tenant for the property, the partnership agreement provided that if a payment default occurred within the first five years of the Stellex lease, RPC would lose 100% of its interest in the partnership, and if a payment default occurred during the second five year period under the lease, RPC would lose 50% of its interest in Hellyer LP.

Pursuant to RPC's commitment to Hellyer LP Stellex executed a lease agreement obligating Stellex, among other things, to pay monthly rent starting at $1.60 per square foot on a triple net basis for 15 years and to reimburse BBE for the tenant improvement obligations, which ultimately totaled approximately $10.5 million.

Under the lease terms, Stellex was obligated to reimburse BBE in full for the tenant improvement costs no later than August 25, 2000. Several days before the due date, representatives of Stellex met with representatives of MWP and informed them that Stellex could not pay the balance due BBE. Stellex requested MWP immediately to draw down the letter of credit as a result of default on the tenant improvement payment required under the lease.

On September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to BBE. Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee of the Board of Directors had the right, but not the obligation, to reacquire on behalf of the

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

Company the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000.

Stellex filed for bankruptcy protection on September 12, 2000. On November 20, 2000, RPC filed suit in the Circuit Court of Maryland for Baltimore City to recover past distributions and its interest in the Hellyer LP. The Company counter-sued on behalf of itself and MWP in California Superior Court. The Maryland suit went to trial in June 2002. In February 2001

MWP filed suit against RPC in Superior Court of California for the County of Santa Clara. Following a decision in the Maryland case MWP at the advice of legal counsel filed an appeal. The California case has been stayed pending final resolution of the Maryland case. In April 2004 the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of $934 to the RPC plaintiffs, which must be paid by us or MWP. The court denied all requests by MWP, including a declaration that all of RPC's interests in Heller L.P. were validly converted to limited partnership interests and transferred to MWP or its designee in accordance with the terms of the Hellyer L.P. partnership agreement. The court also denied RPC's request for an injunction ordering the reinstatement of RPC's partnership interests in Hellyer L.P. The Company has appealed the decision to the Maryland Appeals Court. Under the pre-appeal hearing procedures, the Maryland Appeals Court requires a mediation hearing before the parties can appear before the Appeals Court. No date has been set for such a hearing. The Company does not believe that any further court decisions in this case, for or against us and MWP, will have a material adverse effect on its financial position.

In January 2002, Stellex was acquired through its bankruptcy proceeding by a division of Tyco Corporation. In connection with the acquisition of Stellex, the purchaser assumed the lease with Hellyer LP, agreed to comply with all terms of lease and reimbursed BBE for the tenant improvements, as required under the lease agreement and the Bankruptcy Court order.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was $400, $303 and $384 in 2003, 2002 and 2001, respectively. As of December 31, 2003, accumulated cash flow distributions from Hellyer LP totaling approximately $1.5 million were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in other assets, with an offsetting account payable to BBE.

If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. If the litigation is ultimately decided in favor of the Company, the Independent Directors Committee of the Board of Directors has the right, but not the obligation, to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement between the Company and the Berg Group.

ACQUISITION OF CARL E. BERG'S INTEREST IN UNCONSOLIDATED JOINT VENTURE: In July 1999 an unrelated party, TBI, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company's Independent Directors Committee must approve the acquisition of any properties and that the Company's policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MSW, a new limited partnership to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MSW to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreeement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MSW owned four fully leased buildings totalling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totalling %53.6 million. The Independent Directors Committee approved the Company's acquisition of the Berg Groups 50% interest in the joint venture, effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to the sale of the property, TBI-MSW acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots.

BERG CONTROLLED ENTITIES HAVE FINANCIAL INTERESTS IN CERTAIN TENANTS THAT LEASE SPACE FROM THE COMPANY:

During December 31, 2003, 2002 and 2001, Carl E. Berg or entities controlled by Mr. Berg have financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $904, $748 and $414 in rental revenue in 2003, 2002 and 2001, respectively. Under the Company's Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

BERG COMMITMENT TO COMPLETE FUTURE IMPROVEMENTS AND BUILDING IN CONNECTION WITH CERTAIN ACQUISITIONS FROM THE BERG GROUP UNDER THE BERG LAND HOLDINGS OPTION
AGREEMENT:

The Berg Group has an approximately $2.5 million commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the IDC.

The Berg Group has an approximately $7.5 million commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2000 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the IDC.

LEASING AND OVERHEAD REIMBURSEMENTS PROVIDED BY BERG CONTROLLED ENTITY

The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $90, $90 and $88 for the years ended December 31, 2003, 2002 and 2001, respectively.


13. FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 109 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2015, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses are as follows:

               2004                         $126,705
               2005                          115,853
               2006                           84,928
               2007                           59,462
               2008                           42,047
                 Thereafter                   92,872
                                          -----------
           Total                             521,867
                                          ===========

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

14. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $17,146, $12,752 and $13,307 for the years ended December 31, 2003, 2002 and 2001, respectively.

In connection with property acquisitions, the Company assumed $9,000, $18,000 and $45,884 of related party debt due the Berg Group, assumed other liabilities of $783, $387 and $2,024 and issued 350,163, 835,491 and 2,422,837 O.P. Units for a total acquisition value of $12,953, $30,953 and $103,881 for the years ended December 31, 2003, 2002 and 2001, respectively.

Amounts of $75,224, $75,281 and $66,423 were due the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2003, 2002 and 2001, respectively, and were treated as draws under the Berg Group line of credit.

15. COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. Management is not aware of any litigation against the Company and believes the ultimate outcome would not have a material adverse effect on the cash flows, consolidated financial position or results of operations of the Company.

Republic Properties Corporation (RPC) v. Mission West Properties, L.P., in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership. In April 2004 the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case. Following a review of the Maryland Court's decision, our legal counsel advised us to request a review of the decision by the Maryland Appeals Court. Under the pre-appeal hearing procedures the Maryland Appeals Court requires a mediation hearing before the parties can appear before the Appeals Court. No such hearing has been scheduled yet. A Maryland Appeals Court or any further court decision that may not rule in favor of Mission West Properties L.P. in this matter will not have a material adverse affect on our financial statements. In July 2004 RPC attached the Company's bank account for approximately $1.1 million. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara the parties agreed that the Company will post a $1.5 million bond and RPC will remove the attachment from the Company's bank account until final resolution of the appeal in Maryland. In February 2001 the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case.

Mission  West  Properties,  L.P.  v.  Premisys  Communications,  Inc.  and Zhone
Technologies, Inc. in the Superior Court of the State of California for the County of Alameda Case No. HG03118906. This was a breach of lease case which the Company received a $1.1 million settlement for in April 2004.

Craig R. Jalbert Liquidating CEO, as representative of the Estate of the Consolidated Debtors for ACT Manufacturing, Inc. v. Mission West Properties, L.P. in United States Bankruptcy Court District of Massachusetts Case No. 01-47641 (JBR). The Company is vigorously opposing this claim which asserts that certain payments made in the ordinary course of business within 90 days of the ACT bankruptcy filing were alleged preference payments. The amount of the claim is $482. The Company has engaged legal counsel to defend itself in this claim.

The Global Crossing Estate Representative, for Itself and the Liquidating Trustee of the Global Crossing Liquidating Trust v. Mission West Properties in United States Bankruptcy Court Southern District of New York Case No. 02-40188
(REG). The Company is vigorously opposing this claim which asserts that certain payments made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were alleged preference payments. The amount of the claim is $815. The Company has engaged legal counsel to defend itself in this claim.

GUARANTEES

Under its certificate of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

The Company also enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

SEISMIC ACTIVITY

The Company's properties are located in an active seismic area of Silicon Valley. Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

ENVIRONMENTAL ISSUES

The environmental investigations that have been conducted on the Company's properties have not revealed any environmental liability that it believes would have a material adverse effect on its financial condition, results of operations and assets, and we are not aware of any such liability. Nonetheless, it is possible that there are material environmental liabilities of which the Company are unaware. The Company cannot assure you that future laws, ordinances, or regulations will not impose any material environmental liability, or that the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to the Company.

16. DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the statements of operations. Prior period statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were sold and presented as discontinued operations for the year ended December 31, 2002. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

As of December 31, 2003 and 2002, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale.

In March 2002, the Company sold one property for a gain of $6,103, upon receiving sales proceeds of $18,503. Condensed results of operations for this property for the years ended December 31, 2002 and 2001 are as follows:


                                                         For the Year Ended December 31,
                                                        2002                         2001
                                                ---------------------      ----------------------
                                                              (dollars in thousands)
Rental revenue from real estate                      $   333                      $ 1,999
Tenant reimbursements                                    293                           96
                                                ---------------------      ----------------------
               Total revenues                            626                        2,095
                                                ---------------------      ----------------------

Real estate taxes                                        293                           96
Depreciation                                              46                          278
                                                ---------------------      ----------------------
               Total expenses                            339                          374
                                                ---------------------      ----------------------

Net income from discontinued operations                  287                        1,721
Net gain on disposition of discontinued
   operations                                          6,103                            -
Minority interest in earnings attributable to
   discontinued operations                            (5,325)                      (1,436)
                                                ---------------------      ----------------------
Total income from discontinued operations            $ 1,065                      $   285
                                                =====================      ======================

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

17. PROPERTY ACQUISITIONS

For real estate acquired subsequent to June 30, 2001, the effective date of SFAS No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building/tenant improvements, and identified intangible assets and liabilities, including the value of the above or below market leases and in-place leases.

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

In allocating the fair value of the identified intangible assets of the acquired property, above-market and in-place lease value are recorded based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable lease term. The capitalized above-market lease value, included in real estate related intangible assets in the accompanying consolidated balance sheets, is amortized as an offset to rental revenues from real estate over the remaining non-cancelable lease term. The value of in-place leases exclusive of the value of above-market in-place lease is also amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

See note 12 for discussion of property acquisitions from the Berg Group.

On April 9, 2003, the Company acquired San Tomas Technology Park for $110,013, which was financed through new third party debt and an existing line of credit. The purchase price was allocated to long-lived assets, one above-market in-place lease and the value of in-place leases as follows:

         Land                               $41,698
         Buildings and improvements          50,031
         Above-market in-place lease         11,172
         In-place leases                      7,112
                                            --------
         Total cash purchase price          $110,013
                                            ========

The results of operations of the San Tomas Technology Park have been included in the Company's consolidated operating results since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease terms. Amortization related to above-market leases for the year ended December 31, 2003 was $1,416 and was recorded as a reduction of rental revenue from real estate. Amortization expense related to in-place leases of $881 was recorded for the year ended December 31, 2003.

On March 8, 2002, the Company acquired the Orchard-Trimble property for $31,312 in cash. The purchase price was allocated to long-lived assets and the value of in-place leases as follows:

         Land                               $10,437
         Buildings and improvements          19,507
         In-place leases                      1,368
                                            -------
         Total cash purchase price          $31,312
                                            =======

In-place leases were considered at market. The results of operations of the Orchard-Trimble property have been included in the Company's consolidated operating results since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease terms.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

Amortization expense related to in-place leases of $547 and $410 was recorded for the year ended December 31, 2003 and 2002, respectively.

Details of real estate intangible assets are as follows at December 31, 2003 and 2002:

         Amortizable Intangibles                              2003          2002
         -----------------------------------------------------------------------------
         Above-market leases                                 $11,172        $    -
         In-place leases                                       8,479         1,368
                                                          ----------------------------
         Gross real estate intangibles                        19,651         1,368
         Less accumulated amortization                        (3,254)         (410)
                                                          ----------------------------
         Net real estate intangibles                         $16,397        $  958
                                                          ============================

Estimated aggregate amortization expense for each of the six succeeding fiscal years is as follows:

                                       Estimated
                                     Amortization
         Year                          Expense
         -------------------------------------------
         2004                         $  4,060
         2005                            3,332
         2006                            3,173
         2007                            3,093
         2008                            2,199
         2009                              540
                                    ----------------
                                       $16,397
                                    ================

The weighted-average amortization period for above intangibles was 43 months at December 31, 2003.

18. RESTATEMENTS

The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2002 and 2001, as well as for the quarters ended March 31, June 30 and September 30, 2003 and 2002 and the quarter ended December 31, 2002 for the following items:

- The Company recorded additional amortization expense relating to leasing commissions which were originally being amortized over a 40 year period. The additional amortization expense resulted from decreasing the amortization period of commissions from 40 years to the term of the lease and the write-off of certain unamortized leasing commissions in connection with tenant bankruptcies.
- The Company corrected the purchase accounting originally applied to its 2002 acquisition of the Orchard-Trimble property. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which became effective July 1, 2001, the Company allocated a portion of the purchase price to in-place lease intangible assets and recorded additional amortization expense from decreasing the amortization period of these intangible assets from 40 years to the term of the lease.
- The Company recorded additional depreciation expense relating to the reclassification of certain real estate assets from a 40 year depreciable life to a 7 and 25 year depreciable life.
- The Company reclassified the amortization of the above-market lease intangible asset relating to the 2003 acquisition of San Thomas Technology Park from amortization expense to an offset to rental revenues from real estate.

The aggregate impact of all restatement items resulted in a decrease in net income to common stockholders compared to previously reported amounts of $386 ($0.02 per diluted share) and $49 ($0.0 per diluted share) for the years ended December 31, 2002 and 2001, respectively. The aggregate impact of all restatement items on the consolidated balance sheet as of December 31, 2002 was a decrease in total assets of $2,623, a decrease in minority interest of $2,188 and an increase in the accumulated deficit of $435.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

The effects of the restatement items described above on the Company's net income to common shareholders are as follows:

                                                                             For the Year Ended December 31,
                                                                          2002                             2001
                                                                  ---------------------           ---------------------
                                                                                  (dollars in thousands)
Net income to common stockholders as previously reported               $17,501                          $18,135

Impact of adjustments for:
Leasing commission amortization                                         (1,765)                            (145)
Intangible asset amortization                                             (393)                               -
Depreciation of real estate assets                                        (163)                            (157)
                                                                  ---------------------           ---------------------
Total adjustments                                                       (2,321)                            (302)
                                                                  ---------------------           ---------------------

Minority interest portion of adjustments                                 1,935                              253

                                                                  ---------------------           ---------------------
Net income to common stockholders, as restated                         $17,115                          $18,086
                                                                  =====================           =====================

Note 19 further discusses these restatements and their specific impact on the Company's historical quarterly consolidated financial statements.

19. SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

The Company has restated its (unaudited) consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2003 and 2002 and the quarter ended December 31, 2002 to reflect the effects of the adjustments made in restating our consolidated financial statements for the years ended December 31, 2002 and 2001, and to correct the amortization of certain intangible assets acquired in 2003 (see Note 18).

Quarterly financial information for the year ended December 31, 2003 (1) is as follows:

                                                                           For the Three Months Ended
                                                  March 31,                 June 30,                September 30,      December 31,
                                                 -----------               ----------              ---------------    --------------
                                        (As Previously           (As Previously           (As Previously
                                           Reported  (As Restated) Reported)  (As Restated) Reported)  (As Restated)
                                        --------------------------------------------------------------------------------------------
Rental revenue from continuing operations  $31,431      $31,431     $33,194      $32,722      $33,782      $33,310       $33,275
Income before gain on sales of assets,
    equity in earnings of unconsolidated
    joint venture and minority interests   $23,526      $23,252     $23,091      $22,822      $22,942      $22,642       $24,448
Income from continuing operations           $4,034       $3,988      $4,156       $4,111       $3,943       $3,893        $4,219
Net income                                  $4,034       $3,988      $4,156       $4,111       $3,943       $3,893        $4,219
Per share data:
   Basic net income per share                $0.23        $0.23       $0.23        $0.23        $0.22        $0.22         $0.24
   Diluted net income per share              $0.23        $0.23       $0.23        $0.23        $0.22        $0.22         $0.23
Weighted average shares of common stock 17,637,260   17,637,260  17,701,999   17,701,999   17,747,293   17,747,293    17,869,252
   (basic)
Weighted average shares of common stock 17,695,001   17,695,001  17,762,773   17,762,773   17,817,917   17,817,917    17,972,706
   (diluted)

Quarterly financial information for the year ended December 31, 2002 (1) is as follows:

                                                                    For the Three Months Ended
                                                    March 31,                 June 30,                September 30,
                                                   -----------               ----------              ---------------
                                          (As Previously             (As Previously             (As Previously
                                             Reported   (As Restated)   Reported)  (As Restated)   Reported)  (As Restated)
                                          ----------------------------------------------------------------------------------------
Rental revenue from continuing operations    $32,484       $32,484      $32,753       $32,753      $32,165       $32,165
Income before gain on sales of assets,
    equity in earnings of unconsolidated
    joint venture and minority interests     $24,905       $24,793      $24,896       $23,741      $24,594       $23,815
Income from continuing operations             $4,136        $4,116       $4,073        $3,880       $4,558        $4,429
Income from discontinued operations           $1,065        $1,065            -             -            -             -
Net income                                    $5,201        $5,182       $4,073        $3,880       $4,558        $4,429
Per share data
   Basic net income per share                  $0.30         $0.30        $0.23         $0.22        $0.26         $0.25
   Diluted net income per share                $0.29         $0.29        $0.23         $0.22        $0.26         $0.25
Weighted average shares of common stock   17,404,568    17,404,568   17,464,692    17,464,692   17,467,329    17,467,329
   (basic)
Weighted average shares of common stock   17,853,809    17,853,809   17,902,853    17,902,853   17,856,688    17,856,688
   (diluted)

                                            For the Three Months Ended
                                               December 31, 2002
                                               -----------------
                                          (As Previously
                                             Reported    (As Restated)
                                          ----------------------------
Rental revenue from continuing operations    $32,378        $32,378
Income before gain on sales of assets,
    equity in earnings of unconsolidated
    joint venture and minority interests     $25,293        $25,017
Income from continuing operations             $3,670         $3,624
Income from discontinued operations                -              -
Net income                                    $3,670         $3,624
Per share data:
   Basic net income per share                  $0.21          $0.21
   Diluted net income per share                $0.21          $0.20
Weighted average shares of common stock   17,485,590     17,485,590
   (basic)
Weighted average shares of common stock   17,800,971     17,800,971
   (diluted)

(1) The summation of the quarterly financial data may not equal the annual number reported on the consolidated financial statements of operations due to rounding differences.

                         MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

20. SUBSEQUENT EVENTS

On January 8, 2004, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of December 31, 2003. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Unit to all holders of O.P. Units.

On January 26, 2004, the Company's independent accountants, PricewaterhouseCoopers (PWC) resigned. Following PWC's resignation, the audit committee which is comprised solely of the Company's three independent directors engaged independent legal counsel to conduct an investigation into the events and circumstances leading up to the resignation of PWC. The independent counsel's report was issued in April 2004 and concluded that there was no violations of securities laws by management or the Board of Directors. Following the issuance of the independent counsel's report, the audit committee appointed BDO Seidman, LLP as the Company's new independent accountants in May 2004.

Following the January 26, 2004 resignation by PWC, the Company has not been in compliance with certain listing standards of the American Stock Exchange (AMEX). Upon the appointment of BDO Seidman, LLP as the Company's new independent accountants, the AMEX granted the Company an extension to comply with their listing standards by August 1, 2004. To become compliant with the AMEX continued listing standards, the Company must also file its quarterly reports on Form 10-Q for the first and second quarter of 2004 as soon as practicable following the filing of the Form 10-K for 2003 but no later than August 31, 2004.

In early January 2004, the Company received $1,836 from the Bankruptcy Estate of Auspex Systems, Inc., pursuant to Notice of Order from the United States Bankruptcy Court Northern District of California Case No. 03-52596 MM 11 representing the Company's final share of the Estate of Auspex Systems, Inc. as an unsecured creditor. This amount was recorded in 2003 revenue.

On March 16, 2004, the Company declared dividends of $0.24 per common share payable on April 8, 2004 to all common stockholders of record on March 31, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Units to all holders of O.P. Units.

In April 2004, the Company settled litigation with a former tenant, Premisys Communications, Inc., in connection with their breach of lease for the sum of $1,100 which will be recorded in 2004 revenue.

In April and May 2004, the Company entered into lease termination agreements with two different tenants who have leases expiring in 2004 for the sum total of $2,609 which will be recorded in 2004 revenue.

In April 2004, the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675 issued a Memorandum Opinion in Republic Properties Corporation
(RPC) v. Mission West Properties, L.P. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership. Following a review of the Maryland Court's decision, the Company's legal counsel advised us to request a review of the decision by the Maryland Appeals Court. Under the pre-appeal hearing procedures the Maryland Appeals Court requires a mediation hearing before the parties can appear before the Appeals Court. The mediation hearing is in the process of being scheduled. A Maryland Appeals Court or any further court decision that may not rule in favor of Mission West Properties L.P. in this matter will not have a material adverse affect on our financial statements. In July 2004 RPC attached the Company's bank account for approximately $1,100. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara, the parties agreed that the Company will post a $1,500 bond and RPC will remove the attachment of the Company's bank account until final resolution of the appeal in Maryland.

In April 2004, an $80,000 loan with Citicorp USA, Inc. matured. Citicorp USA, Inc. has granted an extension until September 6, 2004 pending the completion of the Company's Form 10-K filing for 2003. The Company is in the process of renegotiating the terms and extending the $80,000 loan for an additional two-year period. The Company does not believe that the terms of the extended loan will differ materially from its current terms.

On June 16, 2004, the Company declared dividends of $0.24 per common share payable on July 8, 2004 to all common stockholders of record on June 30, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. Units to all holders of O.P. Units.

In July 2004, a $40,000 loan with Cupertino National Bank (CNB) matured. CNB has granted an extension until September 2, 2004 pending the completion of the Company's Form 10-K filing for 2003. The Company is in the process of renegotiating the terms and extending the $40,000 loan for an additional two-year period. The Company does not believe that the terms of the extended loan will differ materially from its current terms.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

The audits referred to in our report dated July 27, 2004 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.


In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


As a result of the restatement of the Company's consolidated financial statements as of December 31, 2002 discussed in Note 18 to the Company's consolidated financial statements, the Company has restated Schedule III: Real Estate and Accumulated Depreciation of Mission West Properties, Inc. as of December 31, 2002 (which was previously audited by other independent auditors).


\S\ BDO Seidman, LLP


San Francisco, California
July 27, 2004

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2003
                             (dollars in thousands)

                                                                     Initial Cost                               Total Cost
                                                           -----------------------------      Cost       -------------------------
                                             December 31,                    Buildings    Subsequent to                Buildings
                                                2003                            And       Construction/                   And
Property Name               City            Encumbrances        Land        Improvements   Acquisition      Land      Improvements
----------------------------------------  ---------------  --------------  -------------  -------------  ----------  -------------
5300-5350 Hellyer Avenue    San Jose    E       $10,761         $ 5,742        $11,442                    $ 5,742        $11,442
10401-10411 Bubb Road       Cupertino   A                           632          3,078                        632          3,078
45365 Northport Loop        Fremont                               2,447          5,711           $ 11       2,447          5,722
45700 Northport Loop        Fremont     B                         1,184          5,760              7       1,184          5,767
45738 Northport Loop        Fremont     B                           891          4,338              5         891          4,343
4050 Starboard Drive        Fremont     B                         1,329          6,467              8       1,329          6,475
3501 W. Warren Ave/Fremont  Fremont                               1,866          9,082                      1,866          9,082
48800 Milmont Blvd          Fremont                               1,013          4,932                      1,013          4,932
4750 Patrick Henry Drive    Santa Clara                           1,604          7,805            153       1,604          7,958
3520 Bassett Street         Santa Clara C                         1,104          5,371                      1,104          5,371
3530 Bassett Street         Santa Clara C,D                         849          4,133                        849          4,133
5850-5870 Hellyer Avenue    San Jose                              2,787          6,502                      2,787          6,502
5750 Hellyer Avenue         San Jose                              3,266          3,354                      3,266          3,354
800 Embedded Way            San Jose                              5,508         12,134             16       5,508         12,150
5500 Hellyer Avenue         San Jose                              4,735         12,484             39       4,735         12,523
5550 Hellyer Avenue         San Jose                              3,261          3,478                      3,261          3,478
5400 Hellyer Avenue         San Jose                              3,238          5,358            215       3,238          5,573
5325 Hellyer Avenue         San Jose                              4,684         10,329             40       4,684         10,369
5345 Hellyer Avenue         San Jose                              4,866          5,822                      4,866          5,822
5905-5965 Silver Creek      San Jose                              8,437         17,317                      8,437         17,317
Valley Road
5905-5965 Silver Creek      San Jose                              3,438          2,727                      3,438          2,727
Valley Road
855 Embedded Way            San Jose                              3,289          6,521             68       3,289          6,589
1065-1105 La Avenida Street Mountain View                        46,832        109,275             65      46,832        109,340
1750 Automation Parkway     San Jose    H                         4,789         11,174            315       4,789         11,489
1756 Automation Parkway     San Jose    H                         4,378         10,216             15       4,378         10,231
1762 Automation Parkway     San Jose    H                         4,804         12,224             20       4,804         12,244
1768 Automation Parkway     San Jose                              8,195         19,121             14       8,195         19,135
255 Caspian Drive           Sunnyvale                             3,491          7,160          1,559       3,491          8,719
245 Caspian Drive           Sunnyvale                             5,894              -                      5,894              -
5970 Optical Court          San Jose                              2,758          8,395                      2,758          8,395
5900 Optical Court          San Jose                              3,634         12,677             83       3,634         12,760
2630 Orchard Parkway        San Jose                              2,931          5,863                      2,931          5,863
2610 Orchard Parkway        San Jose    K                         2,616          5,738                      2,616          5,738
55 West Trimble Road        San Jose    K                         4,434          9,730                      4,434          9,730
2001 Walsh Avenue           Santa Clara G,I                       4,610          5,245 J                    4,610          5,245
2880 Scott Boulevard        Santa Clara G,I                      14,502         25,500 J                   14,502         25,500
2890 Scott Boulevard        Santa Clara G,I                       3,081         10,843 J                    3,081         10,843
2770-2800 Scott Boulevard   Santa Clara G,I                       7,138          7,075              2       7,138          7,077
2300 Central Expressway     Santa Clara G,I                       2,390         14,419 J                    2,390         14,419
2220 Central Expressway     Santa Clara G,I                       3,304          4,301 J           88       3,304          4,389
2330 Central Expressway     Santa Clara G,I                       3,673          3,932                      3,673          3,932
2251 Lawson Lane            Santa Clara H                         1,952          9,498                      1,952          9,498
1230 East Arques            Sunnyvale   B                           540          2,628             39         540          2,667
1250 East Arques            Sunnyvale   B                         1,335          6,499                      1,335          6,499
3120 Scott Blvd             Santa Clara                           2,044          9,948                      2,044          9,948
20400 Mariani Avenue        Cupertino               733           1,670          8,125                      1,670          8,125
10500 De Anza Blvd          Cupertino   B                         7,666         37,304                      7,666         37,304
20605-20705 Valley Green    Cupertino   H                         3,490         16,984                      3,490         16,984
10300 Bubb Road             Cupertino   B                           635          3,090                        635          3,090
10440 Bubb Road             Cupertino                               434          2,112             15         434          2,127
10460 Bubb Road             Cupertino               226             994          4,838          1,161         994          5,999
1135 Kern Avenue            Sunnyvale   B                           407          1,982                        407          1,982
405 Tasman Drive            Sunnyvale                               550          2,676             90         550          2,766
450 National Avenue         Mountain View B                         611          2,973                        611          2,973
3301 Olcott Street          Santa Clara                           1,846          8,984                      1,846          8,984
2800 Bayview Avenue         Fremont                               1,070          5,205             60       1,070          5,265
6850 Santa Teresa Blvd      San Jose                                377          1,836            820         377          2,656
6810 Santa Teresa Blvd      San Jose                              2,567          5,991             12       2,567          6,003
140-160 Great Oaks Blvd     San Jose                              1,402          6,822            755       1,402          7,577


                                                            Accumulated
                                                            Depreciation     Date of     Depreciable
Property Name               City               Total      & Amortization   Acquisition      Life
----------------------------------------   ------------   --------------   -----------   -----------
5300-5350 Hellyer Avenue    San Jose    E     $ 17,184         $ 1,037        5/00             L
10401-10411 Bubb Road       Cupertino   A        3,710             425        7/98             L
45365 Northport Loop        Fremont              8,169             469       10/00             L
45700 Northport Loop        Fremont     B        6,951             794        7/98             L
45738 Northport Loop        Fremont     B        5,234             600        7/98             L
4050 Starboard Drive        Fremont     B        7,804             892        7/98             L
3501 W. Warren Ave/Fremont  Fremont             10,948           1,251        7/98             L
Blvd
48800 Milmont Blvd          Fremont              5,945             680        7/98             L
4750 Patrick Henry Drive    Santa Clara          9,562           1,155        7/98             L
3520 Bassett Street         Santa Clara C        6,475             739        7/98             L
3530 Bassett Street         Santa Clara C,D      4,982             570        7/98             L
5850-5870 Hellyer Avenue    San Jose             9,289             843       11/98             L
5750 Hellyer Avenue         San Jose             6,620             203        8/01             L
800 Embedded Way            San Jose            17,658           1,234        3/00             L
5500 Hellyer Avenue         San Jose            17,258             915        2/01             L
5550 Hellyer Avenue         San Jose             6,739             224        6/01             L
5400 Hellyer Avenue         San Jose             8,811             527        7/00             L
5325 Hellyer Avenue         San Jose            15,053             788        1/01             L
5345 Hellyer Avenue         San Jose            10,688             417        1/02             L
5905-5965 Silver Creek      San Jose            25,754           1,083        7/01             L
Valley Road
5905-5965 Silver Creek      San Jose             6,165             154       10/01             L
Valley Road
855 Embedded Way            San Jose             9,878             459        5/01             L
1065-1105 La Avenida Street Mountain View      156,172          12,982        4/99             L
1750 Automation Parkway     San Jose    H       16,278           1,292        7/99             L
1756 Automation Parkway     San Jose    H       14,609           1,029        1/00             L
1762 Automation Parkway     San Jose    H       17,048           1,153        4/00             L
1768 Automation Parkway     San Jose            27,330           1,481       12/00             L
255 Caspian Drive           Sunnyvale           12,210             738        4/00             L
245 Caspian Drive           Sunnyvale            5,894               -        4/01             L
5970 Optical Court          San Jose            11,153               -       12/03             L
5900 Optical Court          San Jose            16,394             489        7/02             L
2630 Orchard Parkway        San Jose             8,794             269        3/02             L
2610 Orchard Parkway        San Jose    K        8,354             596        3/02             L
55 West Trimble Road        San Jose    K       14,164           1,009        3/02             L
2001 Walsh Avenue           Santa Clara G,I      9,855             237        4/03             L
2880 Scott Boulevard        Santa Clara G,I     40,002             761        4/03             L
2890 Scott Boulevard        Santa Clara G,I     13,924             272        4/03             L
2770-2800 Scott Boulevard   Santa Clara G,I     14,215             133        4/03             L
2300 Central Expressway     Santa Clara G,I     16,809           1,534        4/03             L
2220 Central Expressway     Santa Clara G,I      7,693             310        4/03             L
2330 Central Expressway     Santa Clara G,I      7,605              74        4/03             L
2251 Lawson Lane            Santa Clara H       11,450           1,307        7/98             L
1230 East Arques            Sunnyvale   B        3,207             381        7/98             L
1250 East Arques            Sunnyvale   B        7,834             894        7/98             L
3120 Scott Blvd             Santa Clara         11,992           1,371        7/98             L
20400 Mariani Avenue        Cupertino            9,795           1,120        7/98             L
10500 De Anza Blvd          Cupertino   B       44,970           5,133        7/98             L
20605-20705 Valley Green    Cupertino   H       20,474           2,339        7/98             L
Drive
10300 Bubb Road             Cupertino   B        3,725             426        7/98             L
10440 Bubb Road             Cupertino            2,561             293        7/98             L
10460 Bubb Road             Cupertino            6,993             791        7/98             L
1135 Kern Avenue            Sunnyvale   B        2,389             276        7/98             L
405 Tasman Drive            Sunnyvale            3,316             386        7/98             L
450 National Avenue         Mountain View    B   3,584             410        7/98             L
3301 Olcott Street          Santa Clara         10,830           1,238        7/98             L
2800 Bayview Avenue         Fremont              6,335             720        7/98             L
6850 Santa Teresa Blvd      San Jose             3,033             440        7/98             L
6810 Santa Teresa Blvd      San Jose             8,570             726        3/99             L
140-160 Great Oaks Blvd     San Jose             8,979           1,013        7/98             L


                                                                        Initial Cost                               Total Cost
                                                                 ------------------------      Cost       -------------------------
                                                  December 31,                Buildings    Subsequent to                Buildings
                                                     2003                        And       Construction/                   And
Property Name                 City               Encumbrances      Land     Improvements   Acquisition       Land      Improvements
----------------------------------------------  --------------  ----------  -------------  -------------  ----------  -------------
6541 Via del Oro/6385 San Ig. San Jose    H                         1,039         5,057                       1,039        5,057
6311-6351 San Ignacio         San Jose    B                         6,246        30,396           145         6,246       30,541
6320-6360 San Ignacio         San Jose    H                         2,616        12,732           439         2,616       13,171
75 E. Trimble Road/2610 N.    San Jose                              3,477        16,919            85         3,477       17,004
First Street
2033-2243 Samaritan Drive     San Jose    F           6,320         5,046        24,556           154         5,046       24,710
1170 Morse Avenue             Sunnyvale   B                           658         3,201                         658        3,201
3236 Scott Blvd               Santa Clara B                         1,234         6,005                       1,234        6,005
1212 Bordeaux Lane            Sunnyvale   B                         2,250        10,948                       2,250       10,948
1325-1810 McCandless Drive    Milpitas    F,H                      13,994        66,213         1,065        13,994       67,278
1600 Memorex Drive            Santa Clara B                         1,221         5,940            11         1,221        5,951
1688 Richard Avenue           Santa Clara B                         1,248         2,913             6         1,248        2,919
1700 Richard Avenue           Santa Clara B                         1,727         4,030                       1,727        4,030
3506-3510 Bassett Street      Santa Clara C                           943         4,591           116           943        4,707
3540-3544 Bassett Street      Santa Clara B,C                       1,565         7,615           189         1,565        7,804
3550 Bassett Street           Santa Clara B,C                       1,079         5,251            33         1,079        5,284
3560 Bassett Street           Santa Clara B,C                       1,075         5,233             8         1,075        5,241
3570-3580 Bassett Street      Santa Clara B,C                       1,075         5,233                       1,075        5,233
     Prudential Insurance Company of    B           121,455
        America Loan
     Northwestern Mutual Life           H            97,445
        Insurance Company
     Citicorp USA, Inc.                 I            80,000
                                                --------------  ----------  -------------  -------------  ----------  -------------
                                                   $316,940      $275,707      $791,361        $7,926      $275,707     $799,287
                                                ==============  ==========  =============  =============  ==========  =============



                                                                 Accumulated
                                                                 Depreciation     Date of      Depreciable
Property Name                 City                  Total       & Amortization   Acquisition      Life
----------------------------------------------   ------------   --------------   -----------   -----------
6541 Via del Oro/6385 San Ig. San Jose    H           6,096              696         7/98           L
6311-6351 San Ignacio         San Jose    B          36,787            4,241         7/98           L
6320-6360 San Ignacio         San Jose    H          15,787            1,800         7/98           L
75 E. Trimble Road/2610 N.    San Jose               20,481            2,368         7/98           L
First St
2033-2243 Samaritan Drive     San Jose    F          29,756            3,402         7/98           L
1170 Morse Avenue             Sunnyvale   B           3,859              442         7/98
3236 Scott Blvd               Santa Clara B           7,239              828         7/98           L
1212 Bordeaux Lane            Sunnyvale   B          13,198            1,508         7/98           L
1325-1810 McCandless Drive    Milpitas    F,H        81,272            9,300         7/98           L
1600 Memorex Drive            Santa Clara B           7,172              797         7/98           L
1688 Richard Avenue           Santa Clara B           4,167              403         9/98           L
1700 Richard Avenue           Santa Clara B           5,757              447         8/99           L
3506-3510 Bassett Street      Santa Clara C           5,650              664         7/98           L
3540-3544 Bassett Street      Santa Clara B,C         9,369            1,078         7/98           L
3550 Bassett Street           Santa Clara B,C         6,363              740         7/98           L
3560 Bassett Street           Santa Clara B,C         6,316              725         7/98           L
3570-3580 Bassett Street      Santa Clara B,C         6,308              722         7/98           L
     Prudential Insurance Company of    B
        America Loan                                121,455
     Northwestern Mutual Life           H            97,445
        Insurance Company
     Citicorp USA, Inc.                 I            80,000
                                                 ------------   --------------
                                                 $1,074,994          $89,243
                                                 ============   ==============

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) Encumbered by the $121,455 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(C)  Part of the property group referred to as the Triangle Technology Park.
(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(E) 50% of this property's ownership is held by an affiliated party since September 2000.
(F) Three properties at Samaritan Drive and two properties at McCandless Drive are encumbered by the $6,320 debt due the Berg Group under the line of credit.
(G)  Part of the property group referred to as the San Tomas Technology Park.
(H) Encumbered by the $97,445 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Encumbered by the $80,000 Citicorp USA, Inc. loan - full amount of loan shown at the bottom of the schedule.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS No. 141 amounted to $18,284.
(K) Purchase price allocated to real estate related intangible assets pursuant to SFAS No. 141 amounted to $1,367.
(L)  Depreciation  is  computed  based  on the  following  estimated  lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS No. 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                December 31, 2002
                                  (As Restated)
                             (dollars in thousands)

                                                                        Initial Cost                               Total Cost
                                                                 ------------------------      Cost       -------------------------
                                                  December 31,                Buildings    Subsequent to                Buildings
                                                     2002                        And       Construction/                   And
Property Name                 City               Encumbrances      Land     Improvements   Acquisition       Land      Improvements
----------------------------------------------  --------------  ----------  -------------  -------------  ----------  -------------
5300-5350 Hellyer Avenue    San Jose    E           $11,078       $ 5,742       $11,442                     $ 5,742       $11,442
10401-10411 Bubb Road       Cupertino   A                             632         3,078                         632         3,078
45365 Northport Loop        Fremont                                 2,447         5,711         $  11         2,447         5,722
45700 Northport Loop        Fremont     B                           1,184         5,760             7         1,184         5,767
45738 Northport Loop        Fremont     B                             891         4,338             5           891         4,343
4050 Starboard Drive        Fremont     B                           1,329         6,467             8         1,329         6,475
3501 W. Warren Ave/Fremont  Fremont                                 1,866         9,082                       1,866         9,082
48800 Milmont Blvd          Fremont                                 1,013         4,932                       1,013         4,932
4750 Patrick Henry Drive    Santa Clara                             1,604         7,805           153         1,604         7,958
3520 Bassett Street         Santa Clara C                           1,104         5,371                       1,104         5,371
3530 Bassett Street         Santa Clara C,D                           849         4,133                         849         4,133
5850-5870 Hellyer Avenue    San Jose                                2,787         6,502                       2,787         6,502
5750 Hellyer Avenue         San Jose                                3,266         3,354                       3,266         3,354
800 Branham Lane East       San Jose                                5,508        12,851            16         5,508        12,867
5500 Hellyer Avenue         San Jose                                4,735        12,484             3         4,735        12,487
5550 Hellyer Avenue         San Jose                                3,261         3,478                       3,261         3,478
5400 Hellyer Avenue         San Jose                                3,238         5,358           215         3,238         5,573
5325 Hellyer Avenue         San Jose                                4,684        10,329            34         4,684        10,363
5345 Hellyer Avenue         San Jose                                4,866         5,822                       4,866         5,822
5905-5965 Silver Creek      San Jose                                8,437        17,317                       8,437        17,317
Valley Road
5905-5965 Silver Creek      San Jose                                3,438         2,727                       3,438         2,727
Valley Road
855 Branham Lane East       San Jose                                3,289         6,521            68         3,289         6,589
1065-1105 La Avenida Street Mountain View                          46,832       109,275            65        46,832       109,340
1750 Automation Parkway     San Jose                                4,789        11,174           315         4,789        11,489
1756 Automation Parkway     San Jose                                4,378        10,216            15         4,378        10,231
1762 Automation Parkway     San Jose                                4,804        12,224            20         4,804        12,244
1768 Automation Parkway     San Jose                                8,195        19,121            14         8,195        19,135
255 Caspian Drive           Sunnyvale                               3,491         7,160         1,047         3,491         8,207
245 Caspian Drive           Sunnyvale                               5,894             -                       5,894             -
5900 Optical Court          San Jose                                3,634        12,677            52         3,634        12,729
2630 Orchard Parkway        San Jose                                2,931         5,863                       2,931         5,863
2610 Orchard Parkway        San Jose    G                           2,616         5,738                       2,616         5,738
55 West Trimble Road        San Jose    G                           4,434         9,730                       4,434         9,730
2251 Lawson Lane            Santa Clara F                           1,952         9,498                       1,952         9,498
1230 East Arques            Sunnyvale   B                             540         2,628            39           540         2,667
1250 East Arques            Sunnyvale   B                           1,335         6,499                       1,335         6,499
3120 Scott Blvd             Santa Clara                             2,044         9,948                       2,044         9,948
20400 Mariani Avenue        Cupertino                 1,423         1,670         8,125                       1,670         8,125
10500 De Anza Blvd          Cupertino   B                           7,666        37,304                       7,666        37,304
20605-20705 Valley Green Dr.Cupertino   F                           3,490        16,984                       3,490        16,984
10300 Bubb Road             Cupertino   B                             635         3,090                         635         3,090
10440 Bubb Road             Cupertino                                 434         2,112                         434         2,112
10460 Bubb Road             Cupertino                   297           994         4,838         1,161           994          5,999
1135 Kern Avenue            Sunnyvale   B                             407         1,982                         407         1,982
405 Tasman Drive            Sunnyvale                                 550         2,676            90           550         2,766
450 National Avenue         Mountain View B                           611         2,973                         611         2,973
3301 Olcott Street          Santa Clara                             1,846         8,984                       1,846         8,984
2800 Bayview Avenue         Fremont                                 1,070         5,205                       1,070         5,205
6850 Santa Teresa Blvd      San Jose                                  377         1,836           820           377         2,656
6810 Santa Teresa Blvd      San Jose                                2,567         5,991            12         2,567         6,003
140-160 Great Oaks Blvd     San Jose                                1,402         6,822           205         1,402         7,027
6541 Via del Oro/6385 San   San Jose                                1,039         5,057                       1,039         5,057
Ignacio
6311-6351 San Ignacio       San Jose    B                           6,246        30,396           145         6,246        30,541
Avenue
6320-6360 San Ignacio       San Jose                                2,616        12,732           353         2,616        13,085
Avenue
75 E. Trimble Road/2610 N.  San Jose                                3,477        16,919            85         3,477        17,004
First St
2033-2243 Samaritan Drive   San Jose    F            58,792         5,046        24,556           154         5,046        24,710
1170 Morse Avenue           Sunnyvale   B                             658         3,201                         658         3,201
3236 Scott Blvd             Santa Clara B                           1,234         6,005                       1,234         6,005



                                                                 Accumulated
                                                                 Depreciation     Date of      Depreciable
Property Name                 City                  Total       & Amortization   Acquisition      Life
----------------------------------------------   ------------   --------------   -----------   -----------
5300-5350 Hellyer Avenue    San Jose    E          $ 17,184           $ 751         5/00             H
10401-10411 Bubb Road       Cupertino   A             3,710             348         7/98             H
45365 Northport Loop        Fremont                   8,169             325        10/00             H
45700 Northport Loop        Fremont     B             6,951             650         7/98             H
45738 Northport Loop        Fremont     B             5,234             491         7/98             H
4050 Starboard Drive        Fremont     B             7,804             731         7/98             H
3501 W. Warren Ave/Fremont  Fremont                  10,948           1,024         7/98             H
Blvd
48800 Milmont Blvd          Fremont                   5,945             556         7/98             H
4750 Patrick Henry Drive    Santa Clara               9,562             935         7/98             H
3520 Bassett Street         Santa Clara C             6,475             605         7/98             H
3530 Bassett Street         Santa Clara C,D           4,982             466         7/98             H
5850-5870 Hellyer Avenue    San Jose                  9,289             680        11/98             H
5750 Hellyer Avenue         San Jose                  6,620             119         8/01             H
800 Branham Lane East       San Jose                 18,375             915         3/00             H
5500 Hellyer Avenue         San Jose                 17,222             600         2/01             H
5550 Hellyer Avenue         San Jose                  6,739             137         6/01             H
5400 Hellyer Avenue         San Jose                  8,811             362         7/00             H
5325 Hellyer Avenue         San Jose                 15,047             525         1/01             H
5345 Hellyer Avenue         San Jose                 10,688             209         1/02             H
5905-5965 Silver Creek      San Jose                 25,754             650         7/01             H
Valley Road
5905-5965 Silver Creek      San Jose                  6,165              86        10/01             H
Valley Road
855 Branham Lane East       San Jose                  9,878             286         5/01             H
1065-1105 La Avenida Street Mountain View           156,172          10,248         4/99             H
1750 Automation Parkway     San Jose                 16,278           1,005         7/99             H
1756 Automation Parkway     San Jose                 14,609             771         1/00             H
1762 Automation Parkway     San Jose                 17,048             845         4/00             H
1768 Automation Parkway     San Jose                 27,330           1,000        12/00             H
255 Caspian Drive           Sunnyvale                11,698             510         4/00             H
245 Caspian Drive           Sunnyvale                 5,894               -         4/01             H
5900 Optical Court          San Jose                 16,363             162         7/02             H
2630 Orchard Parkway        San Jose                  8,794             123         3/02             H
2610 Orchard Parkway        San Jose    G             8,354             262         3/02             H
55 West Trimble Road        San Jose    G            14,164             443         3/02             H
2251 Lawson Lane            Santa Clara F            11,450           1,070         7/98             H
1230 East Arques            Sunnyvale   B             3,207             310         7/98             H
1250 East Arques            Sunnyvale   B             7,834             732         7/98             H
3120 Scott Blvd             Santa Clara              11,992           1,122         7/98             H
20400 Mariani Avenue        Cupertino                 9,795             916         7/98             H
10500 De Anza Blvd          Cupertino   B            44,970           4,200         7/98             H
20605-20705 Valley Green    Cupertino   F            20,474           1,914         7/98             H
10300 Bubb Road             Cupertino   B             3,725             349         7/98             H
10440 Bubb Road             Cupertino                 2,546             240         7/98             H
10460 Bubb Road             Cupertino                 6,993             639         7/98             H
1135 Kern Avenue            Sunnyvale   B             2,389             226         7/98             H
405 Tasman Drive            Sunnyvale                 3,316             306         7/98             H
450 National Avenue         Mountain View B           3,584             335         7/98             H
3301 Olcott Street          Santa Clara              10,830           1,013         7/98             H
2800 Bayview Avenue         Fremont                   6,275             588         7/98             H
6850 Santa Teresa Blvd      San Jose                  3,033             336         7/98             H
6810 Santa Teresa Blvd      San Jose                  8,570             576         3/99             H
140-160 Great Oaks Blvd     San Jose                  8,429             797         7/98             H
6541 Via del Oro/6385 San   San Jose                  6,096             570         7/98             H
Ignacio
6311-6351 San Ignacio       San Jose    B            36,787           3,458         7/98             H
Avenue
6320-6360 San Ignacio       San Jose                 15,701           1,461         7/98             H
Avenue
75 E. Trimble Road/2610 N.  San Jose                 20,481           1,932         7/98             H
First St
2033-2243 Samaritan Drive   San Jose    F            29,756           2,777         7/98             H
1170 Morse Avenue           Sunnyvale   B             3,859             362         7/98             H
3236 Scott Blvd             Santa Clara B             7,239             678         7/98             H


                                                 December 31,                Buildings    Subsequent to                Buildings
                                                     2002                        And       Construction/                   And
Property Name                 City               Encumbrances      Land     Improvements   Acquisition       Land      Improvements
----------------------------------------------  --------------  ----------  -------------  -------------  ----------  -------------
1212 Bordeaux Lane          Sunnyvale   B                           2,250       10,948                        2,250       10,948
1325-1810 McCandless Drive  Milpitas    F                          13,994       66,213          1,056        13,994       67,269
1600 Memorex Drive          Santa Clara B                           1,221        5,940             36         1,221        5,976
1688 Richard Avenue         Santa Clara B                           1,248        2,913              6         1,248        2,919
1700 Richard Avenue         Santa Clara B                           1,727        4,030                        1,727        4,030
3506-3510 Bassett Street    Santa Clara C                             943        4,591            116           943        4,707
3540-3544 Bassett Street    Santa Clara C,B                         1,565        7,615            189         1,565        7,804
3550 Bassett Street         Santa Clara C,B                         1,079        5,251             33         1,079        5,284
3560 Bassett Street         Santa Clara C,B                         1,075        5,233              8         1,075        5,241
3570-3580 Bassett Street    Santa Clara C,B                         1,075        5,233                        1,075        5,233
        Prudential Insurance Company of B
                           America Loan             123,342
                                                --------------  ----------   ------------  -------------  ----------  -------------
                                                   $194,932      $234,251     $712,368         $6,556      $234,251     $718,924
                                                ==============  ==========   ============  =============  ==========  =============




                                                                 Accumulated
                                                                 Depreciation     Date of      Depreciable
Property Name                 City                  Total       & Amortization   Acquisition      Life
----------------------------------------------   ------------   --------------   -----------   -----------
1212 Bordeaux Lane          Sunnyvale   B            13,198           1,235          7/98           H
1325-1810 McCandless Drive  Milpitas    F            81,263           7,564          7/98           H
1600 Memorex Drive          Santa Clara B             7,197             645          7/98           H
1688 Richard Avenue         Santa Clara B             4,167             329          9/98           H
1700 Richard Avenue         Santa Clara B             5,757             346          8/99           H
3506-3510 Bassett Street    Santa Clara C             5,650             539          7/98           H
3540-3544 Bassett Street    Santa Clara C,B           9,369             880          7/98           H
3550 Bassett Street         Santa Clara C,B           6,363             604          7/98           H
3560 Bassett Street         Santa Clara C,B           6,316             593          7/98           H
3570-3580 Bassett Street    Santa Clara C,B           6,308             591          7/98           H
        Prudential Insurance Company of
                           America Loan B
                                                 ------------   --------------
                                                   $953,175       $67,053
                                                 ============   ==============


(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) Encumbered by the $123,342 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(C)  Part of the property group referred to as Triangle Technology Park.
(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(E) 50% of this property's ownership is held by an affiliated party since September 2000.
(F) Four properties at McCandless Drive, three properties at Samaritan Drive and three other various properties are encumbered by the $58,792 debt due the Berg Group under the line of credit.
(G) Purchase price allocated to real estate related intangible assets pursuant to SFAS No. 141 was $1,367.
(H)  Depreciation is computed based on the following estimated lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS No. 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2003 and 2002
                             (dollars in thousands)

1.   Reconciliation   of  real   estate   and   accumulated   depreciation   and
     amortization:

                                                                                          2003                       2002
                                                                                                                 (As Restated)
                                                                                 ------------------------   ------------------------
Real estate investments:
   Balance at beginning of year                                                       $  953,175                 $  907,369
   Additions                                                                             121,819                     64,167
   Dispositions                                                                                -                   (13,421)
   Reclassification                                                                            -                    (4,940)
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                             $1,074,994                 $  953,175
                                                                                 ========================   ========================

Accumulated depreciation and amortization:
   Balance at beginning of year                                                       $   67,053                 $   49,716
   Additions                                                                              22,190                     18,359
   Dispositions                                                                                -                    (1,022)
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                             $   89,243                 $   67,053
                                                                                 ========================   ========================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company previously disclosed the change in its independent accountants on Form 8-K, filed February 2, 2004, Form 8-K/A, filed February 18, 2004, and Form 8-K, filed May 12, 2004.


ITEM 9A. INTERNAL CONTROLS AND PROCEDURES

     We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

     Until their resignation on January 26, 2004, our independent accountants were PricewaterhouseCoopers LLP. In May 2004, we hired new independent accountants, BDO Seidman, LLP who conducted audits of our financial statements for 2001, 2002 and 2003. In connection with the issuance of its report of the independent registered public accounting firm, BDO Seidman, LLP reported to our audit committee a "material weakness" under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted a material weakness with respect to our review and oversight of our application of purchase accounting relating to the amortization of leasing commissions on acquired buildings, as a result of which we amortized such commissions over the 40-year term of the acquired building rather than the lease term. In addition, due to our total head count of four, they have also identified certain segregation of duties issues without compensating controls.

     In the view of BDO Seidman, LLP this material weakness led to certain accounting adjustments for 2003 and certain restatements for 2002 and 2001, principally pertaining to purchase accounting errors related to leasing commissions and to a much smaller extent, to correct depreciable lives for tenant improvements and base interior improvements. The error in accounting for lease commission necessitated a significant portion of the restatements described elsewhere in this report and resulted in adjustments to our 2001, 2002 and 2003 financial statements upon audit. One such commission for one tenant with a large lease that went bankrupt in 2002 should have been written off in 2002 and represented approximately $918 or approximately 40% of the total restatement adjustments for 2002. We have conducted a review of the errors requiring restatement, including a separate review by our audit committee to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future. One important measure is to have our President also become involved in the review of our internal controls and procedures.

     As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

     Other than the foregoing initiatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

     While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC's proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our internal and external auditors. As a result, it is likely that additional changes will be made to our internal controls and procedures.

ITEM 9B.  OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS AND EXECUTIVE OFFICERS

     The names of the company's Directors and Executive Officers as of December 31, 2003 and certain information about them are set forth below:

       NAME                                       AGE           POSITIONS WITH THE COMPANY
       -----------------------                    ---           ---------------------------------------------
       Carl E. Berg                                66           Chairman of the Board, Chief Executive Officer and Director
       Raymond V. Marino                           45           President, Chief Operating Officer and Director
       Wayne N. Pham                               34           Vice President of Finance and Controller
       John C. Bolger (1)                          57           Director
       William A. Hasler (1)                       62           Director
       Lawrence B. Helzel (1)                      56           Director

(1)  Member  of  the  Audit  Committee,   the  Compensation  Committee  and  the
     Independent Directors Committee.

     The following is a biographical summary of the experience of our executive officers and directors:

     Mr. Berg has served as Chairman of the Board and Chief Executive Officer of the Company since September 1997. Since 1979, Mr. Berg has been a general partner of Berg & Berg Developers and has been a director and officer of Berg & Berg Enterprises, Inc. since its inception. Mr. Berg is a private investor and is also a director of Monolithic System Technology, Inc., Focus Enhancements, Inc., and Valence Technology, Inc.

     Mr. Marino joined the Company in June 2001 as President and Chief Operating Officer and was appointed by the board of directors to fill a newly created board seat in July 2001. From November 1996 to August 2000, he was President, Chief Executive Officer and a member of the board of directors of Pacific Gateway Properties, Inc.

     Mr. Pham joined the Company in March 2000 as Controller and was promoted to Vice President of Finance in October 2000. From September 1995 to July 1999, he was Corporate Accountant and Accounting Manager at AvalonBay Communities, Inc., a multi-family apartment REIT.

     Mr. Bolger became a director of the Company on March 30, 1998. Mr. Bolger is a private investor and certified public accountant. He is the retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems, a position that he held from May 1989 to December 1992. Mr. Bolger is also a director of Integrated Device Technology, Inc., Sanmina-SCI Corporation, Wind River Systems, Inc., and Micromuse, Inc.

     Mr. Hasler became a director of the Company on December 4, 1998. For seven years, Mr. Hasler was Dean of the Haas School of Business at the University of California, Berkeley, and is a former vice chairman and director of KPMG LLP. In 1998, he retired as Dean Emeritus and became Co-CEO of Aphton Corporation, a public pharmaceutical company. Mr. Hasler recently stepped down from his position as Co-CEO of Aphton Corporation and assumed the role of Vice-Chairman of the Board. Mr. Hasler is also the Chairman of the board of directors of Solectron Corporation and a director of Aphton Corporation, Technical Olympic USA, Inc., Ditech Communications Network, DMC Stratex Networks, Inc. and Genitope Corporation. He is a public governor of the Pacific Stock and Options Exchange and a trustee of the Schwab Funds.

     Mr. Helzel became a director of the Company on December 4, 1998. Mr. Helzel is a private investor and a general partner of Helzel Kirshman, L.P., a private investment partnership, a position which he has held for more than five years.

     NUMBER TERMS AND ELECTION OF DIRECTORS

     Our Bylaws currently provide for a board of directors consisting of five directors. Each director serves for a term of one year or until the next annual meeting at which directors are elected and the director's successor is elected and qualifies. In the election of directors, each stockholder is entitled to one vote for each share of common stock held by such stockholder.

     MEETINGS OF DIRECTORS

     Under our Articles of Amendment and Restatement, or Charter, Bylaws and contracts with the "Berg Group," which consists of Carl E. Berg, Clyde J. Berg, the members of their respective immediate families, and affiliated entities owning limited partnership interests, or O.P. Units, in the Operating Partnerships, the Berg Group has special rights with respect to meetings of the board of directors. A quorum for any meeting requires the presence of Carl E. Berg, or in the event of his death, disability or other event which results in his ceasing to be director, the presence of someone who Mr. Berg has designated to replace him ("Berg Designee"). With written consent from Mr. Berg or the Berg Designee, meetings of the board of directors may be held without the presence of either of them. Mr. Berg is obligated to submit a written statement identifying the Berg Designee to us from time to time and may amend the statement at his sole discretion. In addition, a majority of the board of directors, which includes Mr. Berg or the Berg Designee, is required for approval of any amendment to the Charter or Bylaws and any merger, consolidation or sale of all or substantially all of our assets or those of the Operating Partnerships. These special provisions will remain in effect as long as the Berg Group collectively owns at least 15% of our voting stock computed on a diluted, or "Fully Diluted", basis taking into account all voting stock issuable upon the exercise of all outstanding warrants, options, convertible securities and other rights to acquire voting stock of the Company, and all O.P. Units exchangeable or redeemable for common stock or other voting stock of ours without regard to any percentage ownership limit set forth in the Charter or Bylaws, or by agreement.

     COMMITTEES OF THE BOARD OF DIRECTOR AND MEETINGS

     Our board of directors has standing Audit and Compensation Committees. The Audit Committee currently has three members: John C. Bolger, William A. Hasler and Lawrence B. Helzel. The Compensation Committee currently has the same three members.

     The board of directors has an Independent Directors Committee, which is also comprised of Messrs. Bolger, Hasler and Helzel. This committee is responsible for reviewing and acting upon proposed transactions between us and members of the Berg Group under the terms of certain agreements between us and such Berg Group members. See "Certain Relationships and Related Transactions."

     During the year ended December 31, 2003, there were four meetings of the board of directors and five meetings of the Audit Committee. Four of the five directors attended 100% of the total number of meetings of the board of directors. One director attended three of the four meetings of the board of directors. Each of the directors attended 100% of the meetings of the committees of the board of directors of which he is a member.

     The board of directors does not believe that a nominating committee is necessary because all the independent directors currently serve on the Audit and Compensation Committees, and any additional committee of independent directors would consist of the same individuals. The entire board of directors will review and approve nominations for election to the board of directors at the next annual meeting of stockholders solely, other than the two nominees that the Berg Group has the right to designate under our Charter and Bylaws, by resolution of the independent directors on the board.

     AUDIT COMMITTEE REPORT

     The Audit Committee has been established in accordance with section 3(a)-(58)-(A) of the Securities Exchange Act. The Audit Committee reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters. The Audit Committee has the authority and responsibility to select, evaluate, and where appropriate, replace our independent public accountants. The Audit Committee also reviews the scope of the annual audit fees to be paid to our independent public accountants, the performance of the independent public accountants, the audit report of our consolidated financial statements following completion of the audit and the accounting practices of the Company with respect to internal accounting and financial controls. The Audit Committee notes, however, that management has primary responsibility for our financial statements and the overall reporting process, including our system of internal controls. The independent public accountants audit the financial statements prepared by management, express an opinion on whether those financial statements fairly present the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, and discuss with the Audit Committee any issues they believe should be raised with us.

     The board of directors adopted an Audit Committee Charter on June 9, 2000. The Audit Committee is currently comprised of Messrs. John C. Bolger, William A. Hasler, and Lawrence B. Helzel, all of whom are independent within the meaning of Section 121(A) of the AMEX's listing standards. The board of directors has determined that Mr. Bolger, the Chairman of the Audit Committee, and Mr. Hasler are Audit Committee financial expert.

     The Audit Committee has reviewed and discussed the audited financial statements of the Company for fiscal year 2003 with management and the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"). The Committee discussed with BDO matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee was also provided by BDO the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with BDO that firm's independence.

     Based on the discussions with BDO concerning the audit, the independence discussions and the financial statement review, and such other matters deemed relevant and appropriate by the Audit Committee, the Audit Committee recommended to the Board that the Company's financial statements for the fiscal year ended December 31, 2003 be included in its 2003 Annual Report on Form 10-K filed with the SEC.

         The Audit Committee of the Board of Directors:
         John C. Bolger
         William A. Hasler
         Lawrence B. Helzel

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely on review of the copies of the above-mentioned reports furnished to the Company and written representations regarding all reportable transactions, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its directors, officers and greater than ten percent holders were complied with on time, except that Carl E. Berg and certain members of the Berg Group did not timely file one or more reports on Form 4 that may have been due with respect to acquired O.P. Units issued pursuant to the Berg Land Holdings Option Agreement. The acquisitions of these units were otherwise disclosed in reports filed by the COmpany on a group Form 4 filing.

     CODE OF ETHICS

     We have adopted a code of ethics that applies to all of our employees. The code of ethics is designed to deter wrongdoing and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosures in reports and documents submitted to the SEC and other public communications, compliance with all applicable governmental laws, rules and regulations, the prompt internal reporting of violations to the code to an appropriate person or persons identified in the code and accountability for adherence to such code.

     The code of ethics is available on our website www.missionwest.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief of Operations Officer, Vice President of Finance or Controller, or persons performing similar functions, where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

ITEM 11.   EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and all other executive officers of the Company (collectively the "named executive officers"), for the years ended December 31, 2003, 2002 and 2001.


                                                                                                     Long-Term
                                                                                                    Compensation
                                                                 Annual Compensation                  Awards
                                                    ----------------------------------------------  -----------
                                                                                                    Securities
                                                                                  Other Annual       Underlying      All Other
         Name and Principal Position        Year       Salary        Bonus       Compensation (1)     Options       Compensation
       ---------------------------------  --------  -----------  -----------   -------------------  -----------   ----------------
       Carl E. Berg                         2003     $100,000       $   --         $22,500               --           --
       Chairman of the Board and Chief      2002      100,000           --          22,500               --           --
       Executive Officer                    2001      100,000           --          22,500               --           --

       Raymond V. Marino (2)                2003      200,000           --          30,000          375,000           --
       President and Chief Operating        2002      200,000           --          29,000               --           --
       Officer                              2001      116,667           --              --               --           --

       Wayne N. Pham                        2003      112,500           --          16,875          152,000           --
       Vice President and Controller        2002       94,000           --          14,100               --           --
                                            2001       94,000           --          14,100               --           --

(1)  Employer contribution to 401(k) plan.
(2)  Mr. Marino joined the Company in June 2001.


     OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant any options to purchase shares of common stock with respect to the fiscal year ended December 31, 2003.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

     The following table provides information regarding the aggregate exercises of options by each of the named executive officers. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2003, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such options and the fiscal year-end value of the Company's Common Stock.

                                                                        Number of Securities      Value of the Unexercised
                                                                       Underlying Unexercised      In-The-Money Options at
                                          Shares                     Options at December 31, 2003   December 31, 2003 (1)
                                       Acquired on        Value       -------------------------- ---------------------------
                    Name                 Exercise        Realized     Exercisable  Unexercisable  Exercisable  Unexercisable
         ---------------------------- -------------- --------------- ------------- ------------- ------------- -------------

         Carl E. Berg                      --             N/A            N/A           N/A           N/A            N/A

         Raymond V. Marino                 --             N/A          166,667       208,333      $270,001        $337,499

         Wayne N. Pham                     --             N/A          128,000        24,000      $345,100        $27,300



(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's Common Stock of $12.95, the closing market price per share of the Company's Common Stock as reported on the American Stock Exchange on December 31, 2003, the last trading day for the year.


     EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     We currently have no employment contracts, termination of employment or change-in-control agreements in place with any employee of ours.

     COMPENSATION OF DIRECTORS

     We pay each director who is not an officer or employee of ours a fee for serving as director. The annual fee is equal to $15,000 plus $1,000 for attendance (in person or by telephone) at each meeting of the board of directors, excluding committee meetings. Officers who are also directors do not receive any directors' fees.

     Each non-employee member of the board of directors who became or becomes a member of the board of directors after November 10, 1997, the date on which the 1997 Stock Option Plan (the "Option Plan") was approved by our stockholders, automatically receives a grant of an option to purchase 50,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of grant of such option upon joining the board of directors. Such options become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee remains a director.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     the Compensation Committee of the board of directors was formed in December 1998 and currently is comprised of Messrs. John C. Bolger, William A. Hasler and Lawrence B. Helzel. None of these individuals were at any time during 2003, or at any other time, an officer or employee of the Company. No executive officer of ours serves as a member of the Compensation Committee of any other entity that has one or more executive officers serving as a member of the Company's board of directors or Compensation Committee.

     REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The Compensation Committee (the "Committee") comprises three independent members of the board of directors. The Company's board of directors has delegated to the committee responsibility for reviewing, recommending and approving our compensation policies and benefits programs. The Compensation Committee also has the principal responsibility for the administration of Option Plans, including approving stock option grants to executive officers.

     COMPENSATION PHILOSOPHY

     The Company's executive compensation policy is designed to attract and retain qualified executive personnel by providing executives with a competitive total compensation package based in large part on their contribution to the financial and operational success of the Company, the executive's personal performance and increases in stockholder value as measured by the Company's stock price.

     COMPENSATION PROGRAM

     The compensation package for the Company's executive officers consists of the following three components:

     BASE SALARY. The Compensation Committee determines the base salary of each executive based on the executive's scope of responsibility, past accomplishments and experience and personal performance, internal comparability considerations and data regarding the prevailing compensation levels for comparable positions in relevant competing executive labor markets. The Committee may give different weight to each of these factors for each executive, as it deems appropriate. In selecting comparable companies for the purpose of setting competitive compensation for our executives, the Compensation Committee considers many factors not directly associated with stock price performance, such as geographic location, annual revenue and profitability, organizational structure, development stage and market capitalization.

     ANNUAL INCENTIVE COMPENSATION. At the present time, we do not have an annual incentive compensation program in place. However, the Compensation Committee may in the future at the Compensation Committee's discretion institute an annual incentive program.

     STOCK OPTIONS. The Compensation Committee believes that granting stock options to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of other stockholders. The Compensation Committee determines stock option grants to executives and has authorized our CEO to determine stock option grants for all other employees, subject to the Compensation Committee's approval of total share allocations from the
     Option Plan. In determining the size of stock option grants, the Compensation Committee considers the executive's current position with and responsibilities to us, potential for increased responsibility and promotion over the option term, tenure with us and performance in recent periods, as well as the size of comparable awards made to executives in similar positions in competing executive labor markets. Generally, each stock option grant allows the executive to purchase shares of Common Stock at a price per share equal to the market price on the date the option is granted, but the Compensation Committee has the power to grant options at a lower price if considered appropriate under the circumstances. Each stock option grant generally becomes exercisable, or vests, in installments over time, or contingent upon the executive's continued employment with us. Management did not recommend and the Compensation Committee did not authorize any stock option grants in 2003.

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. The annual salary for Mr. Berg was set in 1997 and first became payable in 1998. The Compensation Committee has no plan to adjust his compensation.

     COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M). Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation paid to the officer exceeds $1 million during the taxable year. the compensation paid to our executive officers for the year ended December 31, 2003 did not exceed the $1 million limit per officer. In addition, the Option Plan and executive incentive option grants have been structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options with an exercise price per share equal to the fair market value per share of the common stock on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. It is very unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, and the Compensation Committee does not expect to take any action at this time to modify cash compensation payable to our executive officers to avoid the application of Section 162(m).

     The Compensation Committee of the Board of Directors:

         John C. Bolger
         William A. Hasler
         Lawrence B. Helzel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of June 30, 2004, concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the board of directors of the Company, (iii) each executive officer and director of the Company named in the Summary Compensation Table appearing under "Executive Compensation" below and (iv) all current directors and executive officers of the Company as a group.

     The Company has relied on information supplied by its officers, directors and certain shareholders and on information contained in filings with the SEC.

                                                                                                 Percent of All
                                                                                                    Shares of
                                                                                                  Common Stock
                                               Number of Shares    Percent of                       (Assuming      Percent of All
                                                 Beneficially    All Shares of   Number of O.P.    Exchange of    Shares of Common
Name                                               Owned (1)      Common Stock       Units        Holder's O.P.   Stock/O.P. Units
                                                                                                   Units) (2)          (1)(2)
------------------------------------------------------------------------------------------------------------------------------------
Executive Officers and Directors:
Carl E. Berg                                       __                  *           44,888,441        71.31%            42.96%
   Chairman of the Board, Chief Executive                                           (3)(13)
   Officer and Director
Raymond V. Marino                                  238,463 (4)       1.32%             __             1.32%               *
   President, Chief Operating Officer and
 Director
Wayne N. Pham                                      143,000 (5)         *               __               *                 *
   Vice President of Finance and Controller
John C. Bolger, Director                           54,222 (6)          *               __               *                 *
   96 Southerland Drive
   Atherton, CA 94027
William A. Hasler, Director                        46,000 (7)          *               __               *                 *
   c/o Aphton Corporation
   1 Market Street, Spear Tower, Ste. 1850
   San Francisco, CA 94105
Lawrence B. Helzel, Director                       219,500 (8)       1.22%             __             1.22%               *
   c/o Helzel Kirshman, LP
   5550 Redwood Road, Suite 4
   Oakland, CA 94619
5% Stockholders:
Cohen & Steers Capital Management, Inc.            2,339,500 (9)     12.95%            __            12.95%             2.24%
   757 Third Avenue
   New York, NY 10017
Neuberger Berman, LLC                              2,419,523         13.39%            __            13.39%             2.32%
Neuberger Berman, Inc.                             (10)
   605 Third Avenue
   New York, NY 10158
Ingalls & Snyder, LLC                              1,906,856         10.56%            __            10.56%             1.83%
   61 Broadway                                     (11)
   New York, NY 10006
Clyde J. Berg                                         __               *           43,478,470        70.65%            41.61%
   c/o Berg & Berg Developers                                                       (12)(13)
   10050 Bandley Drive
   Cupertino, CA  95014
Berg & Berg Enterprises, Inc. (15)                    __               *           10,789,383        37.39%            10.33%
   10050 Bandley Drive
   Cupertino, CA  95014
Thelmer G. Aalgaard                                   __               *           1,854,225          9.31%             1.77%
   c/o Berg & Berg Developers
   10050 Bandley Drive
   Cupertino, CA  95014
John T. Kontrabecki                                   __               *           1,755,761          8.86%             1.68%
   2755 Campus Drive, Suite 100
   San Mateo, CA  94403
All Directors and Officers as a group (6           701,185 (14)      3.88%      44,888,441 (12)      72.42%            43.63%
persons)



* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes securities which such person has the right to acquire beneficial ownership within 60 days of June 30, 2004.

     Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Common Stock percentage ownership interest calculations are based on 18,063,691 shares outstanding as of June 30, 2004 and excluding all shares of Common Stock issuable upon the exercise of outstanding options other than the shares so issuable within 60 days under options held by the named person. Common Stock/O.P. Units percentage ownership interest calculations are based on 104,929,219 shares of Common Stock and O.P. Units exchangeable for Common Stock as of June 30, 2004.

(2) Assumes O.P. Units are exchanged for shares of Common Stock without regard to (i) whether such O.P. Units may be exchanged for shares of Common Stock within 60 days of June 30, 2004, and (ii) certain ownership limit provisions set forth in the Company's Articles of Amendment and Restatement.

(3) Includes O.P. Units in which Mr. Berg has a pecuniary interest because of his status as a limited partner in the operating partnerships. Also includes an additional 10,789,383, 196,428, and 169,131 shares of Common Stock held by or issuable on exchange of O.P. Units beneficially owned by Berg & Berg Enterprises, Inc., Berg & Berg Enterprises, LLC, and West Coast Venture Capital, Inc. respectively. Mr. Berg disclaims beneficial interest in any shares or O.P. Units deemed beneficially owned by Kara Ann Berg, his daughter, and the 1981 Kara Ann Berg Trust.

(4)  Includes  208,333  shares of Common Stock  issuable on exercise of options.
     Does not include 166,667 unvested shares of Common Stock issuable on exercise of options that are not exercisable within 60 days.

(5) Includes 143,000 shares of Common Stock issuable on exercise of options. Does not include 9,000 unvested shares of Common Stock issuable on exercise of options that are not exercisable within 60 days.

(6)  Includes 32,000 shares of Common Stock issuable on exercise of options.

(7)  Includes 32,000 shares of Common Stock issuable on exercise of options.

(8)  Includes 32,000 shares of Common Stock issuable on exercise of options.

(9) Cohen & Steers Capital Management, Inc. is the beneficial owner on behalf of other persons. No such person is known to have an interest in more than 5% of the Common Stock reported. Amount based on the filing of Schedule 13G on February 17, 2004.

(10) Neuberger Berman, LLC & Neuberger Berman, Inc. is the beneficial owner on behalf of other persons. One employee, Dan McCarthy, has an interest in 5.7% of the Common Stock reported. No other person is known to have an interest in more than 5% of the Common Stock reported. Amount based on the filing of Schedule 13G on February 9, 2004.

(11) Ingalls & Snyder, LLC is the beneficial owner on behalf of other persons. No such person is known to have an interest in more than 5% of the Common Stock reported. Amount based on the filing of Schedule 13G on February 5, 2004.

(12) Includes O.P. Units in which Mr. Berg has a pecuniary interest because of his status as a limited partner in the operating partnerships. Also includes L.P. Units held by Mr. Berg as trustee of the 1981 Kara Ann Berg Trust and an additional 10,789,383 shares of Common Stock held by or issuable on exchange of O.P. Units beneficially owned by Berg & Berg Enterprises, Inc. This does not include any share deemed beneficially owned by Sonya L. Berg and Sherri L. Berg, his daughters, as to which he disclaims beneficial ownership.

(13) Carl E. Berg is an executive officer and director and Clyde J. Berg is a director of Berg & Berg Enterprises, Inc. With members of their immediate families, the Messrs. Berg beneficially owns, directly and indirectly, all of the O.P. Units of Berg & Berg Enterprises, Inc.

(14) Current officers and directors include Carl E. Berg, Raymond V. Marino, Wayne N. Pham, John C. Bolger, William A. Hasler, and Lawrence B. Helzel. See Notes 3 through 8.

     CONTRACTUAL AND OTHER CONTROL ARRANGEMENTS

     SPECIAL BOARD VOTING PROVISIONS. The Charter and Bylaws provide substantial control rights for the Berg Group. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to the Charter and Bylaws and any merger, consolidation or sale of all or substantially all of our assets. In addition, the Bylaws provide that a quorum necessary to hold a valid meeting of the board of directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than us and the Operating Partnerships, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a Fully Diluted basis. In addition, directors representing more than 75% of the entire board of directors must approve other significant transactions, such as incurring debt above certain amounts, acquiring assets and conducting business other than through the Operating Partnerships.

     BOARD OF DIRECTORS REPRESENTATION.The Berg Group members have the right to designate two of the director nominees submitted by the board of directors to stockholders for election, as long as the Berg Group members and their affiliates, other than the Company and the Operating Partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a Fully Diluted basis. If the Fully Diluted ownership of the Berg Group members and their affiliates is less than 15% but is at least 10% of the common stock, the Berg Group members have the right to designate one of the director nominees submitted by the board of directors to stockholders for election. Its right to designate director nominees affords the Berg Group substantial control and influence over the management and direction of our corporation.

     SUBSTANTIAL OWNERSHIP INTEREST. The Berg Group currently owns O.P. Units representing approximately 75.1% of the equity interests in the operating partnerships. The O.P. Units may be converted into shares of Common Stock, subject to limitations set forth in the Charter (including an overall 20% ownership limitation for the Berg Group), and other agreements with the Berg Group. Upon conversion these shares would represent voting control of the Company. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of the Company.

     LIMITED PARTNER APPROVAL RIGHTS. Mr. Berg and other limited partners of the Operating Partnerships, including other members of the Berg Group, may restrict our operations and activities through rights provided under the terms of the Amended and Restated Agreement of Limited Partnership which governs each of the Operating Partnerships and our legal relationship to each Operating Partnership as its general partner. Matters requiring approval of the holders of a majority of the O.P. Units, which necessarily would include the Berg Group, include (i) the amendment, modification or termination of any of the Operating Partnership Agreements; (ii) the transfer of any general partnership interest in the Operating Partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of our corporation; (iii) the admission of any additional or substitute general partners in the Operating Partnerships;
     (iv) any other change of control of the Operating Partnerships; (v) a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee of any of the assets of the Operating Partnerships; and (vi) the institution of any bankruptcy proceeding for any Operating Partnership.

     In addition, as long as the Berg Group members and their affiliates, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a Fully Diluted basis, the consent of the limited partners holding the right to vote a majority of the total number of O.P. Units outstanding is also required with respect to (i) the sale or other transfer of all or substantially all of the assets of the Operating Partnerships and certain mergers and business combinations resulting in the complete disposition of all O.P. Units; (ii) the issuance of limited partnership interests senior to the O.P. Units as to distributions, assets and voting; and (iii) the liquidation of the Operating Partnerships.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2003 regarding equity compensation plans approved by the Company's security holders.


                                                              Number of Shares                         Number of Shares of Common
                                                                   of Common                           Stock Remaining Available
                                                              Stock to be Issued    Weighted-Average          for Future
                                                               Upon Exercise of    Exercise Price of     Issuance Under Equity
            Plan Category                                    Outstanding Options  Outstanding Options     Compensation Plans
-----------------------------------------------------------  -------------------  -------------------  --------------------------
Equity Compensation plans approved by security holders             787,000              $11.36                 3,991,089

Equity Compensation plans not approved by security holders           N/A                 N/A                      N/A

Total                                                              787,000              $11.36                 3,991,089


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     PROPERTY ACQUISITIONS AND FINANCIAL TRANSACTIONS BETWEEN THE COMPANY AND THE BERG GROUP

     FORMATION OF THE COMPANY: Through a series of transactions in 1997 and 1998, the Company became the vehicle for substantially all of the Silicon Valley R&D property activities of the Berg Group, which includes Mr. Berg, his brother Clyde J. Berg, members of their families and a number of entities in which they have controlling or substantial ownership interests. The Company owns these former Berg Group properties, as well as the rest of its properties, through the Operating Partnerships, of which the Company is the sole general partner. Through various property acquisition agreements with the Berg Group, the Company has the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future in the states of California, Oregon and Washington the details of which are set forth above. Since September 1998, we have acquired a total of approximately 3,100,000 million rentable square feet of R&D buildings under the Pending Projects Acquisition Agreement and the Berg Land Holdings Option Agreement. The total cost of these properties was approximately $478 million. We issued a total of 27,962,025 O.P. Units and assumed debt totaling approximately $209 million to acquire them.

     ACQUISITIONS FROM THE BERG GROUP: On December 15, 2003, we acquired a 128,520 square foot fully leased two story office/R&D building at 5970 Optical Court in San Jose from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was $11.2 million. We financed this acquisition by borrowing $9.0 million under an existing line of credit and issuing 169,131 O.P. Units to various members of the Berg Group.

     ACQUISITION OF CARL E. BERG'S INTEREST IN UNCONSOLIDATED JOINT VENTURE: In July 1999 an unrelated party, TBI, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to us and further advised TBI that our Independent Directors Committee must approve the acquisition of any properties and that our policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option
     Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MSW, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MSW to us at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreement because the transaction differed from the standard build-to-suit developemnt specified under that agreement. TBI-MSW owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling $53.6 million. The Independent Directors Committee approved our acquisition of the Berg Group's 50% interest in the joint venture, effective as of January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MSW acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots.

     TRANSFER OF INTEREST TO BERG GROUP IN CONSOLIDATED JOINT VENTURE. In July 2000, the Hellyer Avenue Limited Partnership ("Hellyer LP") was formally organized as a California limited partnership between Mission West Properties, L.P. ("MWP"), of which we are the managing general partner, and Republic Properties Group ("RPC"), an unaffiliated third party, as a general partner and limited partner. MWP was designated as the managing general partner of Hellyer LP. For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. ("Stellex") to provide a 15-year lease on an approximate 160,000 square foot R&D building to be constructed by Berg & Berg Enterprises, Inc. ("BBE") on land owned by another Berg Group member.

     As part of the transaction, MWP acquired the underlying land pursuant to the Berg Land Holding Option Agreement for a price of $5.7 million by issuing 659,223 OP units to the Berg Group entity that owned the property. Further, under the terms of the Hellyer LP partnership agreement MWP then contributed the land to the partnership at an agreed value of $9.6 million which amount was to be amortized and paid to MWP in the form of income and cash flow preferences. The transaction was reviewed and approved by the Independent Directors Committee.

     In connection with the transaction, BBE built and paid for all improvements on the land. The total cost of the R&D building, exclusive of specified tenant improvements obligations, was approximately $11.4 million. Hellyer LP issued a note for the amount of those construction costs to BBE, which note was secured by the buildings.

     Because RPC's interest in Hellyer LP was attributable solely to its commitment to obtain Stellex as a tenant for the property, the partnership agreement provided that if a payment default occurred within the first five years of the Stellex lease, RPC would lose 100% of its interest in the partnership, and if a payment default occurred during the second five year period under the lease, RPC would lose 50% of its interest in Hellyer LP.

     Pursuant to RPC's commitment to Hellyer LP, Stellex executed a lease agreement obligating Stellex, among other things, to pay monthly rent starting at $1.60 per square foot on a triple net basis for 15 years and to reimburse BBE for the tenant improvement obligations, which ultimately totaled approximately $10.5 million.

     Under the lease terms, Stellex was obligated to reimburse BBE in full for the tenant improvement costs no later than August 25, 2000. Several days before the due date, representatives of Stellex met with representatives of MSW and informed them that Stellex could not pay the balance due BBE. Stellex requested MSW immediately to draw down the letter of credit as a result of a default on the tenant improvement payment required under the lease.

     On September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to BBE. Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000.

     Stellex filed for bankruptcy protection on September 12, 2000. On November 20, 2000, RPC filed suit in the Circuit Court of Maryland for Baltimore City to recover past distributions and its interest in the Hellyer LP., and we counter-sued on behalf of MWP and ourselves in Superior Court of California for the County of Santa Clara in February 2001.

     In January 2002, Stellex was acquired through its bankruptcy proceeding by a division of Tyco Corporation. In connection with the acquisition of Stellex, the purchaser assumed the lease with Hellyer LP, agreed to comply with all terms of lease and reimbursed BBE for the tenant improvements, as required under the lease agreement and the Bankruptcy Court order.

     Since the inception of Hellyer LP, we have accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, we have accrued amounts payable by Hellyer LP to the minority interest partner, including BBE, prior to payment. Through December 31,
     2003,   accumulated  cash  flow  distributions  from  Hellyer  LP  totaling approximately $1.6 million were accrued, of which $1.5 million was distributed to BBE, which has been classified on our balance sheet as an account receivable from BBE with an offsetting account payable to BBE. The Company did not object to that proposed classification.

     In April 2004 the Circuit Court of Maryland for Baltimore City issued its decision in the Maryland suit, and awarded damages of approximately $1.1 million to RPC. The court denied all requests by MWP, including a declaration that all of RPC's interests in Hellyer L.P. were validly converted to limited partnership interests and transferred to MWP or its designee in accordance with the terms of the Hellyer L.P. partnership agreement. RPC's request for an injunction ordering the reinstatement of RPC's partnership interests in Hellyer L.P. appealed the decision to the Maryland Appeals Court. If the litigation with RPC is ultimately decided in RPC's favor, we anticipate that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. If the litigation is ultimately decided in our favor, the Independent Directors Committee has the right, but not the obligation, to acquire the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement. In July 2004 RPC attached the Company's bank account for approximately $1.1 million. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara the parties agreed that the Company will post a $1.5 million bond and RPC will remove the attachment of the Company's bank account until final resolution of the appeal in Maryland.

     If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. If the litigation is ultimately decided in favor of the Company, the Independent Directors Committee of the Board of Directors has the right, but not the obligation, to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement between the Company and the Berg Group.

     BERG COMMITMENT TO COMPLETE FUTURE IMPROVEMENTS AND BUILDING IN CONNECTION WITH CERTAIN ACQUISITIONS FROM THE BERG GROUP UNDER THE BERG LAND HOLDINGS OPTION AGREEMENT: The Berg Group has an approximately $2.5 million commitment to complete certain tenant improvements in connection with our 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Berg Group has an approximately $7.5 million commitment to complete an approximately 75,000 to 90,000 square foot building in connection with our 2000 acquisition of 245 Caspian in Sunnyvale which was comprised of approximately three acres of unimproved land zoned for commercial development.

     BERG CONTROLLED ENTITIES HAVE FINANCIAL INTERESTS IN CERTAIN TENANTS THAT LEASE SPACE FROM THE COMPANY: During December 31, 2003, 2002 and 2001, Carl
     E. Berg or entities controlled by Mr. Berg have financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $904,000, $748,000 and $414,000 in rental revenue in 2003, 2002 and 2001, respectively.

     LEASING AND OVERHEAD REIMBURSEMENTS PROVIDED BY BERG CONTROLLED ENTITY: The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $90,000, $90,000 and $88,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

ITEM 14.   ACCOUNTANT FEES AND SERVICES

     As previously reported above, on January 26, 2004, our independent registered public accounting firm, PricewaterhouseCoopers LLP (PWC) resigned, did not render an audit opinion on the Company's fiscal year 2003 financial statements and withdrew their audit opinions on the Company's fiscal year 2002 and 2001 financial statements. The Audit Committee appointed BDO Seidman, LLP ("BDO") as our new independent registered public accounting firm in May 2004 to complete the audit of the Company's financial statements for the years ending December 31, 2003, 2002 and 2001. The aggregate fees accrued by or billed to the Company by our independent registered public accounting firm for professional services rendered in connection with fiscal year 2003, 2002 and 2001 are as follows:

         BDO                                2003              2002              2001
                                            ----              ----              ----
         Audit Fees (1)                   $143,500          $143,500          $143,500
         Audit Related Fees                      -                 -                 -
         Tax Fees                                -                 -                 -
                                          --------          --------          --------
         Total                            $143,500          $143,500          $143,500

(1) Estimated 2003, 2002 and 2001 audit/re-audit and quarterly review fees accrued by the Company in the second quarter of 2004.

         PWC                                2003              2002
                                            ----              ----
         Audit Fees                       $121,050          $123,450
         Audit Related Fees                      -                 -
         Tax Fees                           10,800                 -
                                          --------          ---------
         Total                            $131,850          $123,450

     Audit Fees include amounts related to professional services rendered in connection with audits of our annual financial statements and the reviews of our quarterly financial statements.

     The Audit Committee pre-approves all annual audit engagement services and fees and all fees for non-audit services (other than non-audit services that are de minimus within the meaning of section 10A(i)(l)(B) of the Securities Exchange Act and non-audit services that the independent accountants are prohibited from providing to us). The Audit Committee requires the independent accountants to submit a detailed proposal and budget for each engagement prior to the commencement of the engagement. Additional services must be pre-approved by the Audit Committee or the Chairman of the Audit Committee to whom pre-approval authority has been delegated. All services of the independent accountants relating to review and attestation of internal controls and procedures pursuant to section 404 of the Sarbanes Oxley Act.

     There were no fees paid to independent accountants in the past three fiscal years that were for non-audit services that the Audit Committee or Chairman did not pre-approve.

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


10.27.1+++         Amendment to Berg Group $100,000,000 Revolving Line of Credit
10.28              Berg Group Deed of Trust Securing Revolving Promissory Note
10.29***           Cupertino National Bank Revolving Credit Loan Agreement
10.29.1            Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement
10.30              Mission West Properties, LP Continuing Guaranty
10.31              Mission West Properties, LP II Continuing Guaranty
10.32              Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company
10.33              Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company
10.34              Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company
10.35              Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority)
10.36              Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority)
10.37              Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority)
10.38              Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority)
10.39              Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority)
10.40              Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority)
10.41              Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority)
10.42              Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority)
10.43              Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority)
10.44              Not in use
10.45              Citicorp USA, Inc.$80,000,000 Secured Promissory Note
10.45.1            Citicorp USA, Inc.$80,000,000 Second Amendment to Promissory Note
10.45.2            Citicorp USA, Inc.$80,000,000 Third Amendment to Promissory Note
10.45.3            Citicorp USA, Inc.$80,000,000 Secured Promissory Note Extension
21.1++             Subsidiaries of the Registrant
23.1               Consent of Independent Registered Public Accounting Firm
24.1               Powers of Attorney (included on the signature page hereto)
31.1               Certificate of Principal Executive Officer pursuant to Rule 13a-14
31.2               Certificate of Principal Financial Officer pursuant to Rule 13a-14
99.1               Section 1350 Certificate

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

*** Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K 2002 filed on March 27, 2003

+ Incorporated herein by reference to the same-numbered exhibit to Amendment No. 4 to the Registration Statement on Form S-4 filed on November 16, 1998 and declared effective on November 23, 1998.

++ Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.

+++ Incorporated herein by reference to the same-numbered exhibit to the annual report on FOrm 10-K 2001 filed on March 29, 2002

x Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).

xx Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11 filed on June 8, 1999 (Commission File No. 333-80203).


     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on October 17, 2003, regarding its results of operations and financial condition for the third quarter of 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MISSION WEST PROPERTIES, INC.

         Date: July 29, 2004                    By: /s/ CARL E. BERG
                                                --------------------------------
                                                Carl E. Berg
                                                Chief Executive Officer

         Date: July 29, 2004                    By: /s/ WAYNE N. PHAM
                                                --------------------------------
                                                Wayne N. Pham
                                                Vice President of Finance and
                                                Controller
                                                (Principal Accounting Officer)

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

                       Signature                            Title                             Date
                       ---------                            -----                             ----

              /s/  CARL E. BERG
              -------------------------
                   Carl E. Berg                    Chairman of the Board, Chief           July 29, 2004
                                                   Executive Officer, and Director

              /s/  RAYMOND V. MARINO
              -------------------------
                   Raymond V. Marino               President, Chief Operating Officer     July 29, 2004
                                                   and Director

              /s/  JOHN C. BOLGER
              -------------------------
                   John C. Bolger                  Director                               July 29, 2004


              /s/  WILLIAM A. HASLER
              -------------------------
                   William A. Hasler               Director                               July 29, 2004


              /s/  LAWRENCE B. HELZEL
              -------------------------
                   Lawrence B. Helzel              Director                               July 29, 2004

                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Carl E. Berg, certify that:

1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2003;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the Company and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     c) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Carl E. Berg
Chairman and CEO
July 29, 2004

                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Raymond V. Marino, certify that:

1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2003;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the Company and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     c) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Raymond V. Marino
President and Chief Operating Officer
July 29, 2004

                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

I, Wayne N. Pham, certify that:

1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2003;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the Company and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     c) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Wayne N. Pham
Vice President of Finance and Controller
July 29, 2004

Exhibit 99.1


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


--------------------------------------------------------------------------------

Carl E. Berg
Chairman of the Board and Chief Executive Officer
July 29, 2004


--------------------------------------------------------------------------------

Wayne N. Pham
Vice President of Finance and Controller
July 29, 2004


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

EXHIBIT 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-80369 of our reports dated July 27, 2004, relating to the consolidated financial statements and schedules of Mission West Properties, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


/s/ BDO Seidman, LLP

San Francisco, California
July 27, 2004