Form 10-Q
period 2004-03-31
MISSION WEST PROPERTIES INC
filed 2004-08-12
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                18,072,691 shares outstanding as of July 31, 2004

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004


                                      INDEX

                                                                                                                     Page
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of March 31, 2004
              and December 31, 2003 ..................................................................................2

              Consolidated Statements of Operations for the
              three months ended March 31, 2004 and 2003 (As Restated)................................................3

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2004 and 2003 (As Restated)................................................4

 Notes to Consolidated Financial Statements...........................................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................11

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................................21

   Item 4.    Controls and Procedures................................................................................22


PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................................................23

   Item 6.    Exhibits and Reports on Form 8-K.......................................................................23

Signatures...........................................................................................................24

Exhibit Index

Certifications
Section 1350 Certification

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                    March 31, 2004         December 31, 2003
                                                                                 ---------------------   ----------------------
                                     ASSETS
Real estate assets, at cost:
    Land                                                                             $   275,707             $   275,707
    Buildings and improvements                                                           779,399                 779,636
    Real estate related intangible assets                                                 19,651                  19,651
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,074,757               1,074,994
    Less accumulated depreciation and amortization                                       (95,238)                (89,243)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     979,519                 985,751
Cash and cash equivalents                                                                  3,094                   4,129
Deferred rent receivable, net of $2,000 allowance
   at March 31, 2004 and December 31, 2003                                                18,903                  18,970
Investment in unconsolidated joint venture                                                 2,377                   2,285
Other assets (net of accumulated amortization of $5,765 and $4,211
   at March 31, 2004 and December 31, 2003, respectively)                                 19,891                  21,497
                                                                                 ---------------------   ----------------------
       Total assets                                                                  $ 1,023,784             $ 1,032,632
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                 $     2,957             $     6,320
    Revolving line of credit                                                              20,810                  23,965
    Mortgage notes payable                                                               298,564                 299,858
    Mortgage notes payable (related parties)                                              10,679                  10,762
    Interest payable                                                                         332                     332
    Security deposits                                                                      9,696                  10,248
    Deferred rental income                                                                13,315                  12,723
    Dividend/distribution payable                                                         25,076                  25,031
    Accounts payable and accrued expenses                                                  8,297                   5,085
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 389,726                 394,324

Commitments and contingencies

Minority interests                                                                       520,002                 524,918

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                  -                       -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 18,014,691 and 17,894,691 shares issued and
      outstanding at March 31, 2004 and December 31, 2003, respectively                       18                      18
  Paid-in-capital                                                                        133,603                 132,136
  Accumulated deficit                                                                    (19,565)                (18,764)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          114,056                 113,390
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                      $ 1,023,784             $ 1,032,632
                                                                                 =====================   ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                              Three months ended March 31,
                                                                2004                 2003
                                                                                (As Restated)
                                                         -------------------- -------------------
Revenues:
   Rental revenue from real estate                              $ 31,576             $ 31,431
   Tenant reimbursements                                           4,218                4,575
   Other income, including lease terminations,
      settlements and interest                                       394                  735
                                                         -------------------- -------------------
                                                                  36,188               36,741
                                                         -------------------- -------------------

Expenses:
   Property operating, maintenance and real estate taxes           5,501                4,722
   Interest                                                        4,363                3,406
   Interest (related parties)                                        252                  293
   General and administrative                                        348                  358
   Depreciation and amortization of real estate                    5,523                4,710
                                                         -------------------- -------------------
                                                                  15,987               13,489
                                                         -------------------- -------------------

Income before equity in earnings of unconsolidated joint
  venture and minority interests                                  20,201               23,252
Equity in earnings of unconsolidated joint venture                   591                  737
Minority interests                                                17,269               20,000
                                                         -------------------- -------------------
   Income from operations                                          3,523                3,989
                                                         -------------------- -------------------

Net income to common stockholders                               $  3,523             $  3,989
                                                         ==================== ===================
Net income to minority interests                                $ 17,269             $ 20,000
                                                         ==================== ===================
Net income per share to common stockholders:
   Basic                                                        $0.20                   $0.23
                                                         ==================== ===================
   Diluted                                                      $0.19                   $0.23
                                                         ==================== ===================
Weighted average shares of
  common stock outstanding (basic)                            17,969,416            17,637,260
                                                         ==================== ===================
Weighted average shares of
  common stock outstanding (diluted)                          18,075,262            17,695,001
                                                         ==================== ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                                   Three months ended March 31,
                                                                                                     2004                2003
                                                                                                                    (As Restated)
                                                                                             ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                               $      3,523         $      3,989
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                      17,269               20,000
            Depreciation and amortization of real estate                                             5,523                4,710
            Amortization of above market rent intangible asset                                         472                    -
            Equity in earnings of unconsolidated joint venture                                        (591)                (737)
            Distributions from unconsolidated joint venture                                            500                  500
            Other                                                                                        -                    7
     Changes in operating assets and liabilities:
            Deferred rent receivable                                                                    67                 (244)
            Other assets                                                                             1,957               (3,529)
            Security deposits                                                                         (552)                (786)
            Deferred rental income                                                                     592                4,016
            Accounts payable and accrued expenses                                                    3,294                  (10)
                                                                                             ------------------- -------------------
     Net cash provided by operating activities                                                      32,054               27,916
                                                                                             ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (115)                (554)
                                                                                             ------------------- -------------------
     Net cash used in investing activities                                                            (115)                (554)
                                                                                             ------------------- -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                    (1,294)              (1,476)
    Proceeds from mortgage loan payable                                                                  -              100,000
    Principal payments on mortgage notes payable (related parties)                                     (83)                 (77)
    Net payments under line of credit (related parties)                                             (3,363)             (58,765)
    Payment on loan payable                                                                              -              (20,000)
    Payment on revolving line of credit                                                             (3,155)             (23,839)
    Proceeds from stock options exercised                                                              165                   42
    Minority interest distributions                                                                (20,949)             (20,808)
    Dividends                                                                                       (4,295)              (4,197)
                                                                                             ------------------- -------------------
     Net cash used in financing activities                                                         (32,974)             (29,120)
                                                                                             ------------------- -------------------
     Net decrease in cash and cash equivalents                                                      (1,035)              (1,758)
Cash and cash equivalents, beginning of period                                                       4,129                4,479
                                                                                             ------------------- -------------------
Cash and cash equivalents, ending of period                                                   $      3,094         $      2,721
                                                                                             =================== ===================

Supplemental information:
    Cash paid for interest                                                                    $      4,514         $      3,648
                                                                                             =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P units                                     $      1,302         $      1,574
                                                                                             =================== ===================
    Issuance of operating partnership units in connection with joint venture acquisition      $          -         $      1,800
                                                                                             =================== ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share, per share, O.P Units and per square footage amounts)
                                   (Unaudited)


     The Company's consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2003 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

1.   ORGANIZATION AND FORMATION OF THE COMPANY

     Mission West Properties, Inc. ("the Company") is a fully integrated, self-administered and self-managed real estate company that acquires and manages R&D/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% of four existing limited partnerships (referred to collectively as the "operating partnerships") and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. The Company purchased an approximate 12.11% interest in each of the operating partnerships. All limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership ("O.P.") units, which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

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

     As of March 31, 2004, the Company owns a general partnership interest of 17.11%, 21.63%, 15.99% and 12.38% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 17.24% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     Through the operating partnerships, the Company owns interests in 109 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2004.

     BUSINESS SEGMENT INFORMATION
     The  Company's   primary  business  is  the  ownership  and  management  of
     R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for SFAS No. 131 purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including the operating partnerships. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature.

     USE OF ESTIMATES
     The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires it to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent reserves, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results may differ from these estimates under different assumptions or conditions.

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of March 31, 2004. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the previously reported 2003 statements in order to conform to the 2004 presentation.

     ACCOUNTING FOR STOCK-BASED COMPENSATION
     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25,
     "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common shareholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three months ended March 31, 2004 and 2003.

                                                                 Three Months Ended March 31,
                                                                  2004                 2003
                                                                                  (As Restated)
                                                            ------------------  -------------------
                                                              (dollars in thousands, except per
                                                                         share data)
         Historical net income to common stockholders            $3,523               $3,989
         Deduct compensation expense for stock options
            determined under fair value based method                (44)                 (59)
         Allocation of expense to minority interest                  36                   49
                                                            ------------------  -------------------
         Pro forma net income to common stockholders             $3,515               $3,979
                                                            ==================  ===================

         Earnings per share - basic:
         Historical net income to common stockholders             $0.20                $0.23
         Pro forma net income to common stockholders              $0.20                $0.23
         Earnings per share - diluted:
         Historical net income to common stockholders             $0.19                $0.23
         Pro forma net income to common stockholders              $0.19                $0.22

     No stock options were granted during the first three months of 2004.

3.   STOCK TRANSACTIONS

     During the three months ended March 31, 2004, stock options to purchase 20,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $165. In 2004, one limited partner exchanged 100,000 O.P. units for 100,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

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

     The computation for weighted average shares is detailed below:


                                                                 Three Months Ended March 31,
                                                                  2004                 2003
                                                            ----------------     ----------------
         Weighted average shares outstanding (basic)          17,969,416          17,637,260
         Incremental shares from assumed option exercise         105,846              57,741
                                                            ----------------     ----------------
         Weighted average shares outstanding (diluted)        18,075,262          17,695,001
                                                            ================     ================

     The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at March 31, 2004 and 2003 was 86,467,195 and 86,498,064, respectively.

5.   RELATED PARTY TRANSACTIONS

     As of March 31, 2004, the Berg Group owned 77,635,528 O.P. units. The Berg Group's ownership as of March 31, 2004 represented approximately 74% of the equity interests, assuming conversion of the 86,467,195 O.P. units outstanding into the Company's common stock.

     The Berg Group $20,000 line of credit bears interest at LIBOR plus 1.30%, which was 2.46% as of March 31, 2004, and matures in March 2005. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of March 31, 2004, debt in the amount of $2,957 was due the Berg Group under the line of credit, and debt in the amount of $10,679 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit and mortgage note was $252 and $293 for the three months ended March 31, 2004 and 2003, respectively.

     During the first three months of March 31, 2004 and 2003, Carl E. Berg or entities controlled by Mr. Berg have financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $217 and $239 in rental revenue during the first three months of 2004 and 2003, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing it to violate any REIT qualification requirement.

     The Berg Group has an approximately $2.5 million commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

     The Berg Group has an approximately $7.5 million commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended March 31, 2004 and 2003.

     In January 2003, the Company acquired a 50% interest in an unconsolidated joint venture from the Berg Group under the Berg Land Holdings Option Agreement for $1,800. The Company financed this acquisition by issuing 181,032 O.P. units to various members of the Berg Group.

6.   COMMITMENTS AND CONTINGENCIES

     Neither the operating partnerships, the properties nor the Company are subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the operating partnerships, the properties or the Company. From time to time, the Company is engaged in legal proceedings arising in the ordinary course of business. The Company does not expect any of such proceedings to have a material adverse effect on its cash flows, financial condition or results of operations. The Company is currently involved in or has recently concluded the following legal proceedings, which it believes the ultimate outcome will have no material adverse effect on its consolidated financial statements.

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004 the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of approximately $934 to the RPC plaintiffs, which must be paid by the Company or MWP. The court denied all requests by MWP, including a declaration that all of RPC's interests in Heller L.P. were validly converted to limited partnership interests and transferred to MWP or its designee in accordance with the terms of the Hellyer L.P.
     partnership agreement. The court also denied RPC's request for an injunction ordering the reinstatement of RPC's partnership interests in Hellyer L.P. The Company has appealed the decision to the Maryland Appeals Court. Under the pre-appeal hearing procedures, the Maryland Appeals Court requires a mediation hearing before the parties can appear before the Appeals Court. No date has been set for such a hearing. The Company does not believe that any further court decisions in this case, for or against it and MWP, will have a material adverse effect on its business. The Company has a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP which exceeds the amount of the damages awarded to the RPC parties and would be used to pay for those damages in the event the decision of the Circuit Court is upheld ultimately. Furthermore, the Company has never accounted for the 50% interest of RPC as its asset and if RPC is deemed to have retained that interest or reacquires that interest, the Company's balance sheet and financial condition would not be impacted. In February 2001, the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case. In July 2004, RPC attached the Company's bank account for approximately $1,100. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara, the parties agreed that the Company will post a $1,500 bond and RPC will remove the attachment of the Company's bank account until final resolution of the appeal in Maryland.

     In January 2004, the Global Crossing Estate Representative, for Itself and the Liquidating Trustee of the Global Crossing Liquidating Trust v. Mission West Properties filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of approximately $815 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were preference payments. The Company has engaged legal counsel to defend itself in this claim and intend to vigorously contest the matter.

     In December 2003, Craig R. Jalbert Liquidating CEO, as representative of the Estate of the Consolidated Debtors for ACT Manufacturing, Inc v. Mission West Properties, L.P. filed an action in United States Bankruptcy Court District of Massachusetts Case No. 01-47641 (JBR) asserting that payments of approximately $482 made in the ordinary course of business within 90 days of the ACT bankruptcy filing were preference payments. The Company has engaged legal counsel to defend itself in this claim and intend to vigorously contest the matter.

     GUARANTEES
     Under its certificate of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

     The Company also enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

     SEISMIC ACTIVITY
     The Company's properties are located in an active seismic area of Silicon Valley. Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

     ENVIRONMENTAL ISSUES
     The environmental investigations that have been conducted on the Company's properties have not revealed any environmental liability that it believes would have a material adverse effect on its financial condition, results of operations and assets, and it is not aware of any such liability. Nonetheless, it is possible that there are material environmental liabilities of which the Company is unaware. The Company cannot assure that future laws, ordinances, or regulations will not impose any material environmental liability, or that the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to the Company.

7.   RESTATEMENTS

     The Company has restated its previously reported quarterly information for the quarter ended March 31, 2003. The restated consolidated financial statements were reported and are further discussed in the Company's 2003 Form 10-K filed on July 30, 2004. The items that the Company restated for are as follows:

     - The Company recorded additional amortization expense relating to certain leasing commissions, which were originally being amortized over a 40-year period. The additional amortization expense resulted from changing the amortization period of commissions from 40 years to the term of the lease and the write-off of certain unamortized leasing commissions in connection with tenant bankruptcies.
     - The Company corrected the purchase accounting originally applied to its 2002 acquisition of the Orchard-Trimble property. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which became effective July 1, 2001, the Company allocated a portion of the purchase price to in-place lease intangible assets and recorded additional amortization expense from changing the amortization period of these intangible assets from 40 years to the term of the lease.
     - The Company recorded additional depreciation expense relating to the reclassification of certain real estate assets from a 40-year depreciable life to a 7- and 25-year depreciable life.

     The aggregate net impact of all restatement items on the Company's Consolidated Statements of Operations for the three months ended March 31, 2003 resulted in a decrease in net income to common stockholders compared to previously reported amounts of $45 ($0.00 per diluted share).

     The effects of the restatement items described above on the Company's net income to common stockholders for the three months ended March 31, 2003 are as follows:


                                                             Three Months Ended
                                                               March 31, 2003
                                                           ----------------------
                                                            (dollars in thousands)
Net income to common stockholders, as previously reported        $4,034
Impact of adjustments for:
     Leasing commission amortization                               (128)
     Intangible asset amortization                                 (137)
     Depreciation of real estate assets                              (9)
                                                           ----------------------
Total adjustments                                                  (274)
                                                           ----------------------

Minority interest portion of adjustments                             229

                                                           ----------------------
Net income to common stockholders, as restated                    $3,989
                                                           ======================

8.   SUBSEQUENT EVENTS

     On April 8, 2004, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of March 31, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

     In April 2004, the Company settled litigation with a former tenant in connection with their breach of lease for the sum of $1,100, which will be recorded in other income in the second quarter of 2004.

     On May 10, 2004, the audit committee appointed BDO Seidman, LLP ("BDO") as the Company's new independent registered accounting firm. Upon the appointment of BDO, the American Stock Exchange ("AMEX") granted the Company an extension to comply with their listing standards. To become compliant with the AMEX continued listing standards, the Company must file its quarterly reports on Form 10-Q for the first and second quarter of 2004 as soon as practicable following the July 30, 2004 filing of its Form 10-K for 2003, but no later than August 16, 2004.

     In April and May 2004, the Company entered into lease termination agreements with two different tenants who have leases expiring in 2004 for the sum total of $2,609, which will be recorded in other income in the second quarter of 2004.

     In April 2004, an $80,000 loan with Citicorp USA, Inc. was scheduled to mature. Citicorp USA, Inc. has granted an extension until September 6, 2004 pending the completion of the Company's Form 10-K filing for 2003, which was filed on July 30, 2004. The Company is in the process of renegotiating the terms and extending the $80,000 loan for an additional two-year period. The Company does not believe that the terms of the extended loan will differ materially from its current terms.

     On June 16, 2004, the Company declared dividends of $0.24 per common share payable on July 8, 2004 to all common stockholders of record on June 30, 2004. On July 8, 2004, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of June 30, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

     In July 2004, a $40,000 loan with Cupertino National Bank ("CNB") was scheduled to mature. CNB has granted an extension until September 2, 2004 pending the completion of the Company's Form 10-K filing for 2003, which was filed on July 30, 2004. The Company is in the process of renegotiating the terms and extending the $40,000 loan for an additional two-year period. The Company does not believe that the terms of the extended loan will differ materially from its current terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Additionally, all disclosures under Part I, Item 3 constitute forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following:

-    economic conditions generally and the real estate market specifically,
- legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
-    availability of capital,
-    interest rates,
-    competition,
- supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
-    tenant defaults and bankruptcies,
-    lease term expirations and renewals, and
-    general accounting principles, policies and guidelines applicable to REITs.

In addition, the actual timing of development, construction, and leasing on any projects that we believe we may acquire in the future under the Berg Land
Holdings  Option  Agreement is  presently  unknown,  and reliance  should not be placed on the estimates concerning these projects. These risks and uncertainties, together with the other risks described from time to time in our reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2004, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2004, the six tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, Fujitsu
America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

Our acquisition, growth and operating strategy incorporates the following elements:

- working with the Berg Group to take advantage of their abilities and resources to pursue development opportunities which we have an option to acquire, on pre-negotiated terms, upon completion and leasing;

-    capitalizing   on   opportunistic   acquisitions   from  third  parties  of
     high-quality R&D/office properties that provide attractive initial yields and significant potential for growth in cash-flow;

- focusing on general purpose, single-tenant Silicon Valley R&D/office properties for information technology companies in order to maintain low operating costs, reduce tenant turnover and capitalize on our relationships with these companies and our extensive knowledge of their real estate needs; and

- maintaining prudent financial management principles that emphasize current cash flow while building long-term value, the acquisition of pre-leased properties to reduce development and leasing risks and the maintenance of sufficient liquidity to acquire and finance properties on desirable terms.

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 22.5% in late 2003 to 23.4% at the end of the first quarter 2004 and 23% at June 30, 2004. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2004 amounted to 36 million square feet, of which 31.7%, or 11.4 million square feet, was being offered under subleases. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2003 amounted to approximately (3.0) million square feet. During the first three months of 2004, there was total negative net absorption of approximately (1.3) million square feet. The impact of the rental market decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our physical occupancy rate at June 30, 2004 and March 31, 2004 was 71.6% and 75.3%, respectively, which is a significant decline from the occupancy rate of 83.2% at March 31, 2003. We believe that our physical occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 763,000 rentable square feet are expiring prior to the end of 2004. The properties subject to these leases may take anywhere from 12 to 18 months or longer to re-lease. We believe that the average 2004 renewal rental rates for our properties will be approximately equal to, or perhaps, below current rents. If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be adversely affected. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" above and in the section entitled "Risk Factors" in our most recent annual report on Form 10-K.

IMPACT OF RESTATEMENTS

We have restated our previously reported quarterly information for the quarter ended March 31, 2003. The restated consolidated financial statements were reported and are further discussed in our 2003 Form 10-K filed on July 30, 2004. The items that we restated for are as follows:

- We recorded additional amortization expense relating to certain leasing commissions, which were originally being amortized over a 40-year period. The additional amortization expense resulted from changing the amortization period of commissions from 40 years to the term of the lease and the write-off of certain unamortized leasing commissions in connection with tenant bankruptcies.
- We corrected the purchase accounting originally applied to our 2002 acquisition of the Orchard-Trimble property. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which became effective July 1, 2001, we allocated a portion of the purchase price to in-place lease intangible assets and recorded additional amortization expense from changing the amortization period of these intangible assets from 40 years to the term of the lease.
- We recorded additional depreciation expense relating to the reclassification of certain real estate assets from a 40-year depreciable life to a 7- and 25-year depreciable life.

The aggregate net impact of all restatement items on our Consolidated Statements of Operations for the three months ended March 31, 2003 resulted in a decrease in net income to common stockholders compared to previously reported amounts of $45,000 ($0.00 per diluted share).

The effects of the restatement items described above on our net income to common stockholders for the three months ended March 31, 2003 are as follows:

                                                           Three Months Ended
                                                             March 31, 2003
                                                           ------------------
                                                         (dollars inthousands)
Net income to common stockholders, as previously reported       $4,034
Impact ofadjustments for:
     Leasing commission amortization                              (128)
     Intangible asset amortization                                (137)
     Depreciation of real estate assets                             (9)
                                                           ------------------
Total adjustments                                                 (274)
                                                           ------------------

Minority interest portion of adjustments                            229

                                                           ------------------
Net income to common stockholders, as restated                   $3,989
                                                           ==================

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED RENT. The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectability of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for a straight-line adjustment reserve for existing tenants with the potential of early termination, bankruptcy or ceasing operations. Our estimates are based on our review of tenants' payment histories, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

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

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE. We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because the we do not exercise significant control over major operating and financial decisions. We account for the joint venture using the equity method of accounting.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. These estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of our variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of our fixed rate debt at March 31, 2004 was approximately $247 million.

REVENUE RECOGNITION. Rental revenue is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us. The difference between recognized rental income and rental cash receipts is recorded as Deferred Rent Receivable on the consolidated balance sheets.

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

Lease termination fees are included in other income. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

-    the agreement has been fully executed and delivered;
-    services have been rendered;
-    the amount is fixed and determinable; and
-    collectability is reasonably assured.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

As of March 31, 2004, through our controlling interests in the operating partnerships, we owned 109 properties totaling approximately 7.9 million rentable square feet compared to 101 properties totaling approximately 7.2 million rentable square feet owned by us as of March 31, 2003. This represents a net increase of approximately 10% in total rentable square footage, which is primarily attributable to our acquisition of seven properties at the San Tomas Technology Park in Santa Clara, California consisting of approximately 625,000 net rentable square feet in April 2003 and one property from the Berg Group in San Jose, California consisting of approximately 129,000 rentable square feet in December 2003.

Rental revenue from real estate for the three months ended March 31, 2004 compared to the three-month period in 2003 is as follows:

                              Three Months Ended March 31,
                                                                                      % Change by         % of Total Net
                                2004               2003             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                          (Dollars in thousands)
   Same Property (1)           $28,658            $31,431          ($2,773)              (8.8%)               (8.8%)
   2003 Acquisitions (2)         2,918                  -            2,918                100%                 9.3%
                            --------------     --------------     --------------                         -----------------
                               $31,576            $31,431           $  145                0.5%                 0.5%
                            ==============     ==============     ==============                         =================

(1) "Same Property" is defined as properties owned by us prior to 2003 that we still owned as of March 31, 2004.
(2) Operating rental revenue for 2003 Acquisitions does not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003. 2003 acquisition amount includes approximately $0.5 million of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141.

RENTAL REVENUE FROM REAL ESTATE
For the quarter ended March 31, 2004, rental revenue from real estate increased by approximately $0.15 million, or 0.5%, from $31.4 million for the three months ended March 31, 2003 to $31.6 million for the same period of 2004. The net increase resulted from a decline of ($2.8) million in our "Same Property" portfolio and an increase of $2.9 million from properties acquired in 2003. The overall increase in rental revenue was mainly a result of the San Tomas Technology Park acquisition in April 2003, net of tenants who moved out during the quarter. The decline in rents from the "Same Property" portfolio resulted from property vacancies. Our physical occupancy rate at March 31, 2004 was approximately 75%, compared to approximately 83% at March 31, 2003.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of March 31, 2004, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MSW, which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2004, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.6 million compared to $0.7 million for the same period in 2003.

OTHER INCOME
Other income decreased to approximately $0.4 million for the three months ended March 31, 2004 from $0.7 million for the first quarter of 2003. Utility rebates received in the first quarter of 2003 represented most of the difference. There were no rebates in the first quarter of 2004.

EXPENSES
Property operating expenses and real estate taxes during the first quarter of 2004 increased by approximately $0.8 million, or 17.0%, from $4.7 million to $5.5 million for the three months ended March 31, 2003 and 2004, respectively, due to additional expenses associated with the acquisition of the San Tomas Technology Park in April 2003. Tenant reimbursements decreased by approximately ($0.4) million, or 8.7%, from $4.6 million for the three months ended March 31, 2003 to $4.2 million for the three months ended March 31, 2004. The decrease in tenant reimbursements was due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At March 31, 2004, our physical occupancy rate was 75% compared to 83% at March 31, 2003. General and administrative expenses remained relatively stable for the current period compared to the same period one year ago.

Depreciation and amortization expense of real estate increased by approximately $0.8 million from $4.7 million to $5.5 million for the three months ended March 31, 2003 and 2004, respectively, reflecting the newly acquired San Tomas Technology Park. Of the $0.8 million increase in depreciation and amortization expense of real estate, approximately $0.6 million represented amortization expense for in-place leases resulting from the acquisition of the Orchard-Trimble property and the San Tomas Technology Park. The $4.7 million of such expense for the first quarter of 2003 includes $0.15 million that resulted from the reclassification of assets and resulting restatement described in Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1, above.

Interest expense increased by approximately $1.0 million, or 29.4%, from $3.4 million for the three months ended March 31, 2003 to $4.4 million for the three months ended March 31, 2004. The increase in interest expense resulted from additional debt obtained by us, consisting of a new $100 million mortgage loan from Northwestern Mutual Life Insurance Company obtained in early January 2003 and a new $80 million mortgage loan from Citicorp USA, Inc. obtained in early April 2003. Interest expense (related parties) decreased by approximately $41,000, or 14.0%. Total debt outstanding, including amounts due related parties, increased by approximately $98.4 million, or 41.9%, from $234.6 million as of March 31, 2003 to $333.0 million as of March 31, 2004. Overall interest expense, including amounts paid to related parties, for the quarter ended March 31, 2004 increased by approximately $0.9 million compared to the same quarter a year ago.

Interest expense for the three-month period in 2004 increased as a result of new debt. In addition to the higher amount of debt, the new debt carries a higher interest rate than the Berg Group line of credit which it mainly replaced. Management expects additional increases in interest expense as new debt is incurred in connection with property acquisitions, we draw on the Cupertino National Bank revolving line of credit, and we seek alternative sources of credit.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTEREST
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

Net income to common stockholders decreased by approximately ($0.5) million, or 12.5%, from $4.0 million for the three months ended March 31, 2003 to $3.5 million for the same period in 2004. The decline in net income was primarily due to reduced rental revenue and un-reimbursable operating expenses from vacant properties. The minority interest portion of income decreased by approximately ($2.7) million, or 13.5%, from $20 million for the three months ended March 31, 2003 to $17.3 million for the three months ended March 31, 2004. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of March 31, 2004 and 2003.

CHANGES IN FINANCIAL CONDITION

At March 31, 2004, total stockholders' equity, net, increased by approximately $0.7 million from December 31, 2003 as we obtained additional capital from stock option exercises and the exchange of O.P. units for shares of our common stock while incurring a deficit of approximately ($0.8) million due to dividends declared in excess of net income for the period. During the three months ended March 31, 2004, stock options to purchase 20,000 shares of common stock were exercised at $8.25 per share. Total proceeds were approximately $0.2 million. During the first three months of 2004, one limited partner exchanged 100,000 O.P. units for 100,000 shares of our common stock under the Exchange Rights Agreement among us and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2004. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on lines of credit with the Berg Group and Cupertino National Bank, assuming renewal of our existing $40 million line of credit which expires in September 2004. Despite the current weakness in the economy, we expect our total interest expense to increase as interest rates rise and as we incur debt through acquisitions of new properties and financing activities. In the remainder of 2004, we will be obligated to make payments totaling approximately $105 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal. We anticipate renewing these obligations, primarily to Cupertino National Bank and Citicorp USA, as described below. If we are not able to extend our loans from Cupertino National Bank and Citicorp, however, we will be required to finance these loan payments through other sources that may not be readily available to us on favorable terms. Our operating results and financial condition could be affected adversely, as a result.

DISTRIBUTIONS
On April 8, 2004, we paid dividends of $0.24 per share of common stock to all common stockholders of record as of March 31, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of March 31, 2004 that will impact liquidity and cash flow in future periods:


                                    Nine Months                  Year Ending December 31,
                                    Remaining      ------------------------------------------------------
                                       2004            2005         2006          2007          2008       Thereafter      Total
                                 ---------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
  Debt Obligations (1)              $105,044          $8,934       $6,245        $6,350       $116,674     $89,763       $333,010
  Operating Lease Obligations (2)         68              90           90            23              -           -            271
                                 ----------------- ------------ ------------- ------------- ------------- ------------ -------------
  Total                             $105,112          $9,024       $6,335        $6,373       $116,674     $89,763       $333,281
                                 ================= ============ ============= ============= ============= ============ =============

(1) Debt obligations are set forth in detail in the schedule below. The amount due in 2004 does not reflect the planned two-year extension of the Citicorp USA, Inc. and Cupertino National Bank loans described in Liquidity and Capital Resources above.
(2) Operating lease obligations relate to a lease of our corporate office facility from a related party.

At March 31, 2004, we had total indebtedness of $333.0 million, including $218.5 million of fixed rate mortgage debt, $10.7 million under the Berg Group mortgage note (related parties), $80 million under the Citicorp USA mortgage loan, $20.8 million under the Cupertino National Bank line of credit, and $3.0 million under the Berg Group line of credit (related parties), as detailed in the table below. The $80 million short-term mortgage loan from Citicorp USA, Inc. ("Citicorp Loan"), which we obtained in April 2003, was originally scheduled to mature on March 29, 2004. We and Citicorp extended the loan to May 27, 2004 and again to September 6, 2004. The mortgage loan is collateralized by seven properties. The extension of this loan is subject to our providing additional collateral valued at not less than $7.6 million, which we have proposed to Citicorp, and Citicorp is currently appraising it. In July 2004, the $40 million line of credit with Cupertino National Bank was scheduled to mature. Cupertino National Bank and Citicorp USA, Inc., have granted extensions of the loans to September 2, 2004 and September 6, 2004, respectively, (the "Loan Extension Period") pending the completion of our Form 10-K filing for 2003. We are in the process of renegotiating the terms and extending these loans for an additional two-year period. We do not believe that the terms of the extended loans will differ materially from their current terms. We are the borrower under the Cupertino National Bank line of credit which is guaranteed by Mission West Properties, L.P. and Mission West Properties, L.P. II. Mission West Properties, L.P. is the borrower under the Citicorp USA mortgage loan which is guaranteed by Carl E. Berg, Mission West Properties, L.P. I, Mission West Properties L.P. II and Mission West Properties L.P. III. The Cupertino National Bank line of credit and Citicorp USA, Inc. mortgage loan contain certain loan covenants. We were not in compliance with one covenant pertaining to our late filing of the Form 10-K for the year ending December 31, 2003 and Form 10-Q for the period ending March 31, 2004 (the "Financial Reporting Covenants"). Each bank elected not to enforce the Financial Reporting Covenants during the Loan Extension Period, and neither of such lenders declared a default as a result of our failure to timely perform the Financial Reporting Covenants. Compliance with the Financial Reporting Covenants is a condition of the renewal for both loans.

The following table sets forth information regarding debt outstanding as of March 31, 2004:

                                                                                                            Maturity      Interest
            Debt Description                          Collateral Properties                Balance            Date          Rate
------------------------------------------- --------------------------------------- --------------------- ------------- ------------
                                                                                   (Dollars in thousands)
Line of Credit:
Berg Group (related parties)                2033-2043 Samaritan Drive, San Jose, CA         $ 2,957            3/05            (1)
                                            2133 Samaritan Drive, San Jose, CA      --------------------
                                            2233-2243 Samaritan Drive, San Jose, CA
                                            1310-1450 McCandless Drive, Milpitas, CA
                                            1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank                     Not Applicable                                   20,810            9/04            (4)
                                                                                    --------------------

Mortgage Notes Payable (related parties):   5300 & 5350 Hellyer Avenue, San Jose, CA         10,679            6/10          7.650%
                                                                                    --------------------
Mortgage Notes Payable (2):
Prudential Capital Group                    20400 Mariani Avenue, Cupertino, CA                 672           10/06          8.750%
Washington Mutual (Home Savings & Loan      10460 Bubb Road, Cupertino, CA                      206           12/06          9.500%
Association)
Prudential Insurance Company of America (3) 10300 Bubb Road, Cupertino, CA                  120,964           10/08          6.560%
                                            10500 N. De Anza Boulevard, Cupertino, CA
                                            4050 Starboard Drive, Fremont, CA
                                            45700 Northport Loop, Fremont, CA
                                            45738 Northport Loop, Fremont, CA
                                            450 National Avenue, Mountain View, CA
                                            6311 San Ignacio Avenue, San Jose, CA
                                            6321 San Ignacio Avenue, San Jose, CA
                                            6325 San Ignacio Avenue, San Jose, CA
                                            6331 San Ignacio Avenue, San Jose, CA
                                            6341 San Ignacio Avenue, San Jose, CA
                                            6351 San Ignacio Avenue, San Jose, CA
                                            3236 Scott Boulevard, Santa Clara, CA
                                            3560 Bassett Street, Santa Clara, CA
                                            3570 Bassett Street, Santa Clara, CA
                                            3580 Bassett Street, Santa Clara, CA
                                            1135 Kern Avenue, Sunnyvale, CA
                                            1212 Bordeaux Lane, Sunnyvale, CA
                                            1230 E. Arques, Sunnyvale, CA
                                            1250 E. Arques, Sunnyvale, CA
                                            1170 Morse Avenue, Sunnyvale, CA
                                            1600 Memorex Drive, Santa Clara, CA
                                            1688 Richard Avenue, Santa Clara, CA
                                            1700 Richard Avenue, Santa Clara, CA
                                            3540 Bassett Street, Santa Clara, CA
                                            3542 Bassett Street, Santa Clara, CA
                                            3544 Bassett Street, Santa Clara, CA
                                            3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Co. (5)  1750 Automation Parkway, San Jose, CA            96,722            1/13          5.640%
                                            1756 Automation Parkway, San Jose, CA
                                            1762 Automation Parkway, San Jose, CA
                                            6320 San Ignacio Avenue, San Jose, CA
                                            6540-6541 Via Del Oro, San Jose, CA
                                            6385-6387 San Ignacio Avenue, San Jose, CA
                                            2251 Lawson Lane, Santa Clara, CA
                                            1325 McCandless Drive, Milpitas, CA
                                            1650-1690 McCandless Drive, Milpitas, CA
                                            20605-20705 Valley Green Drive, Cupertino, CA

Citicorp USA, Inc.                          2001 Walsh Avenue, Santa Clara, CA               80,000            9/04            (4)
                                            2880 Scott Boulevard, Santa Clara, CA
                                            2890 Scott Boulevard, Santa Clara, CA
                                            2770-2800 Scott Boulevard, Santa Clara, CA
                                            2300 Central Expressway, Santa Clara, CA
                                            2220 Central Expressway, Santa Clara, CA
                                            2330 Central Expressway, Santa Clara, CA
                                                                                    ---------------------
Mortgage Notes Payable Subtotal                                                             298,564
                                                                                    ---------------------
Total                                                                                      $333,010
                                                                                    =====================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2005. The interest rate at March 31, 2004 was 2.46%.
(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 6.23% at March, 31, 2004.
(3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.
(4) Interest rate equal to LIBOR plus 2%. The interest rates for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at March 31, 2004 were 3.10% and 3.12%, respectively.
(5) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675.

At March 31, 2004, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $13.25 per share on March 31, 2004) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 19.4%. On March 31, 2004, the last trading day for the year, total market capitalization was approximately $1.7 billion.

At March 31, 2004, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.5 million. The due date of the demand notes has been extended to September 30, 2005. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

Net cash provided by operating activities for the three months ended March 31, 2004 was $32.1 million compared to $27.9 million for the same period in 2003. The increase resulted primarily from the acquisition of the San Tomas Technology Park in April 2003 and settlements received from prior tenant bankruptcy.

Net cash used in investing activities for building improvements and new equipment was ($115,000) and ($554,000) for the three months ended March 31, 2004 and 2003, respectively.

Net cash used in financing activities was ($33.0) million for the three months ended March 31, 2004 compared to ($29.1) million used in financing activities for the same period in 2003. Of the ($33.0) million net cash used in financing activities, ($7.9) million was used to pay outstanding debt, ($20.9) million for minority interest distributions, and ($4.3) million for dividends.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. unit holders, computed in accordance with GAAP, including non-recurring events other than "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. With the emphasis on the disclosure of operating earnings per share, we will still continue to use FFO as a measure of our performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

We have revised our FFO computations for 2003 for the inclusion of the amortization of leasing commissions in depreciation and amortization of real estate in order to be comparable to our 2004 FFO presentation in accordance with NAREIT guidelines and to more closely conform to the NAREIT's FFO definition. Additionally, our FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture.

FFO for the three months ended March 31, 2004 and 2003, as reconciled to net income to common stockholders, are summarized in the following tables:

                                                   Three Months Ended March 31,
                                                   2004                   2003
                                                                      (As Restated)
                                             ------------------     ------------------
                                                       (Dollars in thousands)
Net income to common stockholders (1)            $ 3,523                $ 3,989
Add:
 Minority interests (2)                           17,145                 19,828
 Depreciation & amortization of real               6,410                  5,207
estate (3)
                                             ------------------     ------------------
FFO (4)                                          $27,078                $29,024
                                             ==================     ==================

(1) As restated for the first quarter of 2003 described in Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1 above.
(2)  Excludes minority interest for third parties.
(3) Includes depreciation and amortization of real estate from our unconsolidated joint venture and amortization of leasing commissions.
(4) As restated for the first quarter of 2003. As originally reported for that quarter, FFO was $28,655.

DISTRIBUTION POLICY

Our board of directors will determine the amount and timing of distributions to our stockholders. The board of directors will consider many factors prior to making any distributions, including the following:

-    the amount of cash available for distribution;
-    our financial condition;
-    whether to reinvest funds rather than to distribute such funds;
-    our committed and projected capital expenditures;
- the amount of cash required for new property acquisitions, including acquisitions under existing agreements with the Berg Group;
- prospects of tenant renewals and re-leases of properties subject to expiring leases;
-    cash required for re-leasing activities;
- the annual distribution requirements under the REIT provisions of the federal income tax laws; and
-    such other factors as the board of directors deems relevant.

We cannot assure you that we will be able to meet or maintain our cash distribution objectives.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

We do not believe recently issued accounting standards will materially impact our financial position, results of operations, or cash flows.

In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity's expected losses or entitled to receive a majority of the entity's expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. We adopted the consolidation requirements of FIN 46R in the first quarter of 2004. There was no significant effect on the consolidated financial position, results of operations or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities could meet these requirements and will be recorded as appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2004. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2004 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2004 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.


                                Nine Months             Year Ending December 31,
                                 Remaining  -------------------------------------------------
                                   2004         2005        2006         2007        2008      Thereafter     Total      Fair Value
                               -----------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
VARIABLE RATE DEBT:
  Secured and unsecured debt     $100,810       $2,957           -            -            -           -      $103,767     $103,767
  Weighted average interest rate    3.12%        2.49%
FIXED RATE DEBT:
  Secured notes payable            $4,234       $5,977      $6,245       $6,350     $116,674     $89,763      $229,243     $247,354
  Weighted average interest rate    6.23%        6.23%       6.23%        6.23%        6.23%       6.23%


The primary market risk we face is the risk of interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit, the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan, which are tied to a LIBOR based interest rate, were approximately $3.0 million, $20.8 million, and $80.0 million, or 0.9%, 6.2% and 24.0%, respectively, of the total $333.0 million of outstanding debt as of March 31, 2004. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of the debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at March 31, 2004.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of March 31, 2004, a 1% increase or decrease in interest rates on our $103.8 million of floating rate debt would decrease or increase, respectively, three months earnings and cash flows by approximately $0.26 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

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

Until their resignation on January 26, 2004, our independent registered accounting firm was PricewaterhouseCoopers LLP. In May 2004, we hired new independent accountants, BDO Seidman, LLP who conducted audits of our financial statements for 2001, 2002 and 2003. In connection with the issuance of its report of independent registered public accounting firm, BDO Seidman, LLP reported to our audit committee a "material weakness" under standards established by the Public Company Accounting Oversight Board of the American Institute regarding some elements of our system of internal controls. They noted a material weakness with respect to our review and oversight of our application of purchase accounting relating to the amortization of leasing commissions on acquired buildings, as a result of which we amortized such commissions over the 40-year term of the acquired building rather than the lease term. In addition, due to our total head count of four, they have also identified certain segregation of duties issues without compensating controls.

In the view of BDO Seidman, LLP this material weakness led to certain accounting adjustments for 2003, principally pertaining to purchase accounting errors related to leasing commissions and to a much smaller extent, to correct depreciable lives for tenant improvements and base interior improvements. The error in accounting for lease commissions necessitated a significant portion of the restatements described elsewhere in this report and resulted in adjustments to our 2003 financial statements upon audit. We have conducted a review of the errors requiring restatement, including a separate review by our audit committee to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future. One important measure is to have our President also become involved in the review of our internal controls and procedures.

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

CHANGES IN INTERNAL CONTROLS
Other than the foregoing initiatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part 1 "Item 1. - Financial Statements - Note 6 - Commitments and Contingencies."

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K


     a.   EXHIBITS

          31.1 Section 1350 Certificate of CEO

          31.2 Section 1350 Certificate of President & COO

          31.3 Section 1350 Certificate of Principal Financial Officer

          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   REPORTS ON FORM 8-K

          We filed a Current Report on Form 8-K on January 28, 2004, regarding our results of operations and financial condition for the fourth quarter and full year 2003.

          We filed a Current Report on Form 8-K on February 2, 2004, regarding the resignation of PricewaterhouseCoopers LLP, San Francisco, our former independent accountant.

          We filed an amended  Current  Report on Form 8-K on February 18, 2004,
          regarding  the   resignation   of   PricewaterhouseCoopers   LLP,  San
          Francisco, our former independent accountant.

================================================================================
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     Mission West Properties, Inc.
                                     (Registrant)

Date: August 11, 2004                By: /s/ Carl E. Berg
                                        ---------------------------------------
                                        Carl E. Berg
                                        Chief Executive Officer


Date: August 11, 2004                By: /s/ Wayne N. Pham
                                        ---------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                        Authorized Officer)

EXHIBIT 31.1


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Carl E. Berg, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended March 31, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during or subsequent to the period ended March 31, 2004 and prior to the date of this certificate that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

August 11, 2004

EXHIBIT 31.2


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Raymond V. Marino, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended March 31, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during or subsequent to the period ended March 31, 2004 and prior to the date of this certificate that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

August 11, 2004

EXHIBIT 31.3


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Wayne N. Pham, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended March 31, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during or subsequent to the period ended March 31, 2004 and prior to the date of this certificate that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

August 11, 2004

EXHIBIT 32


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

---------------------------------------------------
Carl E. Berg
Chairman of the Board and Chief Executive Officer
August 11, 2004


---------------------------------------------------
Wayne N. Pham
Vice President of Finance and Controller
August 11, 2004

     This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.