Form 10-Q
period 2004-06-30
MISSION WEST PROPERTIES INC
filed 2004-08-13
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004


                                      INDEX

                                                                                                                     PAGE

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30, 2004
              and December 31, 2003 ..................................................................................2

              Consolidated Statements of Operations for the
              three and six months ended June 30, 2004 and 2003 (As Restated).........................................3

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2004 and 2003 (As Restated)...................................................4

              Notes to Consolidated Financial Statements..............................................................5

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

Exhibit Index

Certifications
Section 1350 Certification

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                    June 30, 2004          December 31, 2003
                                                                                 ---------------------   ----------------------

                                     ASSETS
Real estate assets, at cost:
    Land                                                                             $   275,707             $   275,707
    Buildings and improvements                                                           779,556                 779,636
    Real estate related intangible assets                                                 18,283                  19,651
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,073,546               1,074,994
    Less accumulated depreciation and amortization                                      (100,035)                (89,243)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     973,511                 985,751
Cash and cash equivalents                                                                  1,857                   4,129
Deferred rent receivable, net of $2,000 allowance
   at June 30, 2004 and December 31, 2003                                                 18,822                  18,970
Investment in unconsolidated joint venture                                                 2,504                   2,285
Other assets (net of accumulated amortization of $6,144 and $4,211
   at June 30, 2004 and December 31, 2003, respectively)                                  21,868                  21,497
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,018,562              $1,032,632
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                 $     1,603             $     6,320
    Revolving line of credit                                                              22,513                  23,965
    Mortgage notes payable                                                               297,250                 299,858
    Mortgage notes payable (related parties)                                              10,594                  10,762
    Interest payable                                                                         330                     332
    Security deposits                                                                      9,900                  10,248
    Deferred rental income                                                                14,181                  12,723
    Dividend/distribution payable                                                         25,076                  25,031
    Accounts payable and accrued expenses                                                  5,647                   5,085
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 387,094                 394,324

Commitments and contingencies

Minority interests                                                                       517,359                 524,918

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                                  -                       -
  Common stock, $.001 par value, 200,000,000 shares
      authorized, 18,063,691 and 17,894,691 shares issued and
      outstanding at June 30, 2004 and December 31, 2003, respectively                        18                      18
  Paid-in-capital                                                                        134,196                 132,136
  Accumulated deficit                                                                    (20,105)                (18,764)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          114,109                 113,390
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                      $ 1,018,562             $ 1,032,632
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                              Three months ended June 30,            Six months ended June 30,
                                                               2004                 2003              2004               2003
                                                                               (As Restated)                         (As Restated)
                                                         ------------------ ------------------- ----------------- ------------------
Revenues:
   Rental revenue from real estate                               $ 29,901            $ 32,722          $ 61,477           $ 64,154
   Tenant reimbursements                                            3,738               4,990             7,956              9,565
   Other income, including lease terminations,
      settlements and interest                                      4,613                 569             5,007              1,303
                                                         ------------------ ------------------- ----------------- ------------------
                                                                   38,252              38,281            74,440             75,022
                                                         ------------------ ------------------- ----------------- ------------------

Expenses:
   Property operating, maintenance and real estate taxes            5,195               5,459            10,696             10,181
   Interest                                                         4,220               4,355             8,583              7,761
   Interest (related parties)                                         252                 257               504                550
   General and administrative                                         885                 322             1,233                679
   Depreciation and amortization of real estate                     5,694               5,067            11,216              9,777
                                                         ------------------ ------------------- ----------------- ------------------
                                                                   16,246              15,460            32,232             28,948
                                                         ------------------ ------------------- ----------------- ------------------

Income before equity in earnings of unconsolidated joint
  venture and minority interests                                   22,006              22,821            42,208             46,074
Equity in earnings of unconsolidated joint venture,
  including $1,400 gain on sale of property acquired
  from related party                                                  627               2,023             1,218              2,759
Minority interests                                                 18,838              20,733            36,108             40,733
                                                         ------------------ ------------------- ----------------- ------------------
   Income from operations                                           3,795               4,111             7,318              8,100
                                                         ------------------ ------------------- ----------------- ------------------

Net income to common stockholders                                $  3,795            $  4,111          $  7,318           $  8,100
                                                         ================== =================== ================= ==================
Net income to minority interests                                 $ 18,838            $ 20,733          $ 36,108           $ 40,733
                                                         ================== =================== ================= ==================
Net income per share to common stockholders:
   Basic                                                         $0.21               $0.23             $0.41              $0.46
                                                         ================== =================== ================= ==================
   Diluted                                                       $0.21               $0.23             $0.40              $0.46
                                                         ================== =================== ================= ==================
Weighted average shares of
  common stock outstanding (basic)                             18,016,356          17,701,999        17,992,886         17,669,808
                                                         ================== =================== ================= ==================
Weighted average shares of
  common stock outstanding (diluted)                           18,079,139          17,762,773        18,075,734         17,728,638
                                                         ================== =================== ================= ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                                    Six months ended June 30,
                                                                                                    2004                 2003
                                                                                                                    (As Restated)
                                                                                             ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                                 $    7,318          $     8,100
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                      36,108               40,733
            Depreciation and amortization of real estate                                            11,216                9,777
            Amortization of above market rent intangible asset                                         944                  472
            Equity in earnings of unconsolidated joint venture                                      (1,218)              (2,759)
            Distributions from unconsolidated joint venture                                          1,000                1,000
            Other                                                                                        -                    9
     Changes in operating assets and liabilities, net of liabilities assumed:
            Deferred rent receivable                                                                   148                 (450)
            Other assets                                                                               (21)                 840
            Interest payable                                                                            (2)                  (2)
            Security deposits                                                                         (348)                (520)
            Deferred rental income                                                                   1,458                4,181
            Accounts payable and accrued expenses                                                      644                 (286)
                                                                                             ------------------- -------------------
     Net cash provided by operating activities                                                      57,247               61,095
                                                                                             ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (370)                (991)
     Purchase of real estate                                                                             -             (110,008)
     Net proceeds from sale of TBI unconsolidated joint venture real estate                              -                1,400
                                                                                             ------------------- -------------------
     Net cash used in investing activities                                                            (370)            (109,599)
                                                                                             ------------------- -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                    (2,608)              (2,709)
    Proceeds from mortgage loan payable                                                                  -              180,000
    Principal payments on mortgage notes payable (related parties)                                    (168)                (155)
    Net payments under line of credit (related parties)                                             (4,619)             (54,607)
    Payment on loan payable                                                                              -              (20,000)
    Payment on revolving line of credit                                                             (1,452)              (5,408)
    Financing costs                                                                                      -                 (863)
    Proceeds from stock options exercised                                                              165                  560
    Minority interest distributions                                                                (41,849)             (41,614)
    Dividends                                                                                       (8,618)              (8,434)
                                                                                             ------------------- -------------------
     Net cash used in financing activities                                                         (59,149)             (46,770)
                                                                                             ------------------- -------------------
     Net decrease in cash and cash equivalents                                                      (2,272)              (1,734)
Cash and cash equivalents, beginning of period                                                       4,129                4,479
                                                                                             ------------------- -------------------
Cash and cash equivalents, ending of period                                                     $    1,857          $     2,745
                                                                                             =================== ===================

Supplemental information:
    Cash paid for interest                                                                      $    8,934          $     8,158
                                                                                             =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P units                                       $    1,895          $     1,574
                                                                                             =================== ===================
    Assumption of other liabilities in connection with property acquisition                     $        -          $       783
                                                                                             =================== ===================
    Issuance of operating partnership units in connection with joint venture acquisition        $        -          $      1,800
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


     The Company's consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2003 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

     As of June 30, 2004, the Company owns a general partnership interest of 17.11%, 21.63%, 16.12% and 12.38% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 17.29% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     Through the operating partnerships, the Company owns interests in 109 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2004.

     BUSINESS SEGMENT INFORMATION
     The  Company's   primary  business  is  the  ownership  and  management  of
     R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for SFAS No. 131 purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including the operating partnerships. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature.

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

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of June 30, 2004. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

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

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common shareholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and six months ended June 30, 2004 and 2003.

                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                                 2004             2003              2004             2003
                                                                             (As Restated)                      (As Restated)
                                                            ---------------  ---------------   ---------------  ---------------
                                                                         (dollars in thousands, except per share data)
           Historical net income to common stockholders          $3,795           $4,111            $7,318           $8,100
           Deduct compensation expense for stock options
              determined under fair value based method              (44)             (59)              (88)            (117)
           Allocation of expense to minority interest                36               49                73               94
                                                            ---------------  ---------------   ---------------  ---------------
           Pro forma net income to common stockholders
                                                                 $3,787           $4,101            $7,303           $8,077
                                                            ===============  ===============   ===============  ===============

           Earnings per share - basic:
           Historical net income to common stockholders          $0.21            $0.23             $0.41            $0.46
           Pro forma net income to common stockholders           $0.21            $0.23             $0.41            $0.46
           Earnings per share - diluted:
           Historical net income to common stockholders          $0.21            $0.23             $0.40            $0.46
           Pro forma net income to common stockholders           $0.21            $0.23             $0.40            $0.46

     No stock options were granted during the first six months of 2004.

3.   STOCK TRANSACTIONS

     During the six months ended June 30, 2004, stock options to purchase 20,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $165. In 2004, one limited partner exchanged 100,000 O.P. units for 100,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. In 2004, Carl E. Berg gave 49,000 O.P. units to charitable institutions that exchanged them for 49,000 shares of the Company's common stock pursuant to the December 1998 Exchange Rights Agreement.

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

     The computation for weighted average shares is detailed below:

                                                              Three Months Ended June 30,             Six Months Ended June 30,
                                                                 2004              2003               2004               2003
                                                           ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)          18,016,356        17,701,999         17,992,886         17,669,808
         Incremental shares from assumed option exercise          62,783            60,774             82,848             58,830
                                                           ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)        18,079,139        17,762,773         18,075,734         17,728,638
                                                           ===============    ==============     ==============    ===============

     The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at June 30, 2004 and 2003 was 86,418,195 and 86,498,064, respectively.

5.   RELATED PARTY TRANSACTIONS

     As of June 30, 2004, the Berg Group owned 77,586,528 O.P. units. The Berg Group's ownership as of June 30, 2004 represented approximately 74% of the equity interests, assuming conversion of the 86,418,195 O.P. units outstanding into the Company's common stock.

     The Berg Group $20,000 line of credit bears interest at LIBOR plus 1.30%, which was 3.24% as of June 30, 2004, and matures in March 2005. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of June 30, 2004, debt in the amount of $1,603 was due the Berg Group under the line of credit, and debt in the amount of $10,594 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit and mortgage note was $252 and $257 for the three months ended June 30, 2004 and 2003, respectively, and $504 and $550 for the six months ended June 30, 2004 and 2003, respectively.

     During the first six months of June 30, 2004 and 2003, Carl E. Berg or entities controlled by Mr. Berg have financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $217 and $232 in rental revenue during the first three months of 2004 and 2003, respectively, and $433 and $471 in rental revenue during the first six months of 2004 and 2003, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing it to violate any REIT qualification requirement.

     The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

     The Berg Group has an approximately $7,500 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended June 30, 2004 and 2003 and $45 for each of the six-month periods ended June 30, 2004 and 2003.

     In January 2003, the Company acquired a 50% interest in an unconsolidated joint venture from the Berg Group under the Berg Land Holdings Option Agreement for $1,800. The Company financed this acquisition by issuing 181,032 O.P. units to various members of the Berg Group. In April 2003, the Company, through the joint venture, acquired a property from the Berg Group under the Berg Land Holdings Agreement and sold it to an unrelated third party. The Company received a net distribution and recorded a gain of $1,400 from the sale.

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

     GUARANTEES
     Under its certificate of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2004.

     The Company also enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

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

7.   RESTATEMENTS

     The Company has restated its previously reported quarterly information for the three and six months ended June 30, 2003. The restated consolidated financial statements were reported and are further discussed in the Company's 2003 Form 10-K filed on July 30, 2004. The items that the Company restated for are as follows:

     - The Company recorded additional amortization expense relating to certain leasing commissions, which were originally being amortized over a 40-year period. The additional amortization expense resulted from changing the amortization period of commissions from 40 years to the term of the lease and the write-off of certain unamortized leasing commissions in connection with tenant bankruptcies.
     - The Company corrected the purchase accounting originally applied to its 2002 acquisition of the Orchard-Trimble property. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which became effective July 1, 2001, the Company allocated a portion of the purchase price to in-place lease intangible assets and recorded additional amortization expense from changing the amortization period of these intangible assets from 40 years to the term of the lease.
     - The Company recorded additional depreciation expense relating to the reclassification of certain real estate assets from a 40-year depreciable life to a 7- and 25-year depreciable life.
     - The Company reclassified the amortization of the above-market lease intangible asset relating to the 2003 acquisition of the San Thomas Technology Park from amortization expense to an offset to rental revenue from real estate.

     The aggregate net impact of all restatement items on the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2003 resulted in a decrease in net income to common stockholders compared to previously reported amounts of $45 ($0.00 per diluted share) and $90 ($0.00 per diluted share), respectively. The effects of the restatement items described above on the Company's net income to common stockholders for the three and six months ended June 30, 2003 are as follows:



                                                                Three Months Ended    Six Months Ended
                                                                   June 30, 2003       June 30, 2003
                                                               -------------------- -------------------
                                                                        (dollars in thousands)
     Net income to common stockholders, as previously reported      $4,156               $8,190
     Impact of adjustments for:
          Leasing commission amortization                             (128)                (256)
          Intangible asset amortization                               (137)                (274)
          Depreciation of real estate assets                            (5)                 (14)
                                                               -------------------- -------------------
     Total adjustments                                                (270)                (544)
                                                               -------------------- -------------------

     Minority interest portion of adjustments                          225                  454

                                                               -------------------- -------------------
     Net income to common stockholders, as restated                 $4,111               $8,100
                                                               ==================== ===================

8.   SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

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

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following:

-    economic conditions generally and the real estate market specifically,
- legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
-    availability of capital
-    interest rates,
-    competition,
- supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
-    tenant defaults and bankruptcies,
-    lease term expirations and renewals, and
-    general accounting principles, policies and guidelines applicable to REITs.

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2004, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of June 30, 2004, the six tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, Fujitsu
America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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


CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 22.5% in late 2003 to 23% at the end of the second quarter 2004. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2004 amounted to 35.5 million square feet, of which 28.2%, or 10 million square feet, was being offered under subleases. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2003 amounted to approximately (3.0) million square feet. During the first six months of 2004, there was total negative net absorption of approximately (0.7) million square feet. The impact of the rental market decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our physical occupancy rate at June 30, 2004 was 71.6%, which is a significant decline from the occupancy rate of 80.2% at June 30, 2003. We believe that our physical occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 210,000 rentable square feet are expiring prior to the end of 2004. The properties subject to these leases may take anywhere from 12 to 18 months or longer to re-lease. We believe that the average 2004 renewal rental rates for our properties will be approximately equal to, or perhaps, below current rents. If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be adversely affected. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" above and in the section entitled "Risk Factors" in our most recent annual report on Form 10-K.

IMPACT OF RESTATEMENTS

We have restated our previously reported quarterly information for the three and six months ended June 30, 2003. The restated consolidated financial statements were reported and are further discussed in our 2003 Form 10-K filed on July 30, 2004. The items that we restated for are as follows:

- We recorded additional amortization expense relating to certain leasing commissions, which were originally being amortized over a 40-year period. The additional amortization expense resulted from changing the amortization period of commissions from 40 years to the term of the lease and the write-off of certain unamortized leasing commissions in connection with tenant bankruptcies.
- We corrected the purchase accounting originally applied to our 2002 acquisition of the Orchard-Trimble property. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which became effective July 1, 2001, we allocated a portion of the purchase price to in-place lease intangible assets and recorded additional amortization expense from changing the amortization period of these intangible assets from 40 years to the term of the lease.
- We recorded additional depreciation expense relating to the reclassification of certain real estate assets from a 40-year depreciable life to a 7- and 25-year depreciable life.
- We reclassified the amortization of the above-market lease intangible asset relating to the 2003 acquisition of the San Thomas Technology Park from amortization expense to an offset to rental revenue from real estate.

The aggregate net impact of all restatement items on our Consolidated Statements of Operations for the three and six months ended June 30, 2003 resulted in a decrease in net income to common stockholders compared to previously reported amounts of $45,000 ($0.00 per diluted share) and $90,000 ($0.00 per diluted share), respectively.

The effects of the restatement items described above on our net income to common stockholders for the three and six months ended June 30, 2003 are as follows:



                                                                Three Months Ended    Six Months Ended
                                                                   June 30, 2003       June 30, 2003
                                                               -------------------- -------------------
                                                                        (dollars in thousands)
Net income to common stockholders, as previously reported            $4,156               $8,190
Impact of adjustments for:
     Leasing commission amortization                                   (128)                (256)
     Intangible asset amortization                                     (137)                (274)
     Depreciation of real estate assets                                  (5)                 (14)
                                                               -------------------- -------------------
Total adjustments                                                      (270)                (544)
                                                               -------------------- -------------------

Minority interest portion of adjustments                                225                  454

                                                               -------------------- -------------------
Net income to common stockholders, as restated                       $4,111               $8,100
                                                               ==================== ===================

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

CONSOLIDATED JOINT VENTURES. We, through an operating partnership, own three properties that are in joint ventures of which we have controlling interests. We manage and operate all three properties. The recognition of these properties and their operating results are 100% reflected on our consolidated financial statements, with appropriate allocation to minority interest, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our minority interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE. We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because the we do not exercise significant control over major operating and financial decisions. We account for the joint venture using the equity method of accounting.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. These estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of our variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of our fixed rate debt at June 30, 2004 was approximately $241 million.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

As of June 30, 2004, through our controlling interests in the operating partnerships, we owned 109 properties totaling approximately 7.9 million rentable square feet compared to 108 properties totaling approximately 7.8 million rentable square feet owned by us as of June 30, 2003. This represents a net increase of approximately 1% in total rentable square footage, which is primarily attributable to our acquisition in December 2003 of one property located in San Jose, California consisting of approximately 129,000 rentable square feet from the Berg Group.

Rental revenue from real estate for the three and six months ended June 30, 2004 compared to the three- and six-month periods in 2003 are as follows:

                              Three Months Ended June 30,
                                                                                      % Change by         % of Total Net
                                2004               2003             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                          (dollars in thousands)
   Same Property (1)           $26,983            $30,259           ($3,276)             (10.8%)              (10.0%)
   2003 Acquisitions (2)         2,918              2,463               455               18.5%                 1.4%
                            --------------     --------------     --------------                         -----------------
                               $29,901            $32,722           ($2,821)              (8.6%)               (8.6%)
                            ==============     ==============     ==============                         =================



                               Six Months Ended June 30,
                                                                                      % Change by         % of Total Net
                                2004               2003             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                          (dollars in thousands)
   Same Property (1)           $55,641            $61,690           ($6,049)              (9.8%)               (9.4%)
   2003 Acquisitions (2)         5,836              2,464             3,372                137%                 5.2%

                            --------------     --------------     --------------                         -----------------
                               $61,477            $64,154           ($2,677)              (4.2%)               (4.2%)
                            ==============     ==============     ==============                         =================


(1) "Same Property" is defined as properties owned by us prior to 2003 that we still owned as of June 30, 2004.
(2) Operating rental revenue for 2003 Acquisitions does not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003. 2003 acquisition amount for the three months ended June 30, 2004 and 2003 each includes approximately $0.5 million of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141. 2003 acquisition amount for the six months ended June 30, 2004 and 2003 includes approximately $0.9 million and $0.5 million, respectively, of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141.

RENTAL REVENUE FROM REAL ESTATE
For the quarter ended June 30, 2004, rental revenue from real estate decreased by approximately ($2.8) million, or 8.6%, from $32.7 million for the three months ended June 30, 2003 to $29.9 million for the same period of 2004. The net decrease resulted from a decline of ($3.3) million in our "Same Property" portfolio and an increase of $0.5 million from properties acquired in 2003. Rental revenue decreased by approximately ($2.7) million, or 4.2%, from $64.2 million for the six months ended June 30, 2003 to $61.5 million for the same period of 2004. Of the ($2.7) million decrease in rental revenue, ($6.0) million resulted from our "Same Property" portfolio and $3.3 million were generated by properties acquired in 2003. The overall decline in rental revenue was a result of adverse market conditions and the loss of several tenants due to their bankruptcy, relocation or cessation of operations since June 30, 2003. Our physical occupancy rate at June 30, 2004 was approximately 72%, compared to approximately 80% at June 30, 2003.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of June 30, 2004, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MSW, which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended June 30, 2004, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.6 million compared to $2.0 million for the same period in 2003. For the six-month periods ended June 30, 2004 and 2003, equity in earnings from the unconsolidated joint venture was approximately $1.2 million and $2.8 million, respectively. Included in equity in earnings of unconsolidated joint venture for the three- and six-month periods ended June 30, 2003 is $1.4 million relating to a gain from the sale of real estate. Our interest in the property was acquired by the unconsolidated joint venture from a related party. This type of transaction did not recur in 2004.

OTHER INCOME
Other income increased to approximately $4.6 million for the three months ended June 30, 2004 from $0.6 million for the second quarter of 2003. For the six months ended June 30, 2004 and 2003, other income was $5.0 million and $1.3 million, respectively. Lease termination fees of approximately $2.6 million and tenant bankruptcy settlement income of approximately $1.1 million represented most of the 2004 increase. We do not consider these transactions to be recurring items.

EXPENSES
Property operating expenses and real estate taxes during the second quarter of 2004 decreased by approximately ($0.3) million, or 5.5%, from $5.5 million to $5.2 million for the three months ended June 30, 2003 and 2004, respectively, due to lower property tax expense from the reductions in assessed property values on existing properties. Tenant reimbursements decreased by approximately ($1.3) million, or 26%, from $5.0 million for the three months ended June 30, 2003 to $3.7 million for the three months ended June 30, 2004. Property operating expenses and real estate taxes increased by approximately $0.5 million, or 4.9%, from $10.2 million to $10.7 million for the six months ended June 30, 2003 and 2004, respectively, due to higher insurance, repair and maintenance expenses to our existing properties. Tenant reimbursements decreased by approximately ($1.6) million, or 16.7%, from $9.6 million for the six months ended June 30, 2003 to $8.0 million for the six months ended June 30, 2004. The decrease in tenant reimbursements for both periods ended June 30, 2004 as compared to the same periods in 2003 was due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At June 30, 2004, our physical occupancy rate was 72% compared to 80% at June 30, 2003. General and administrative expenses increased by approximately $0.6 million, or 200%, from $0.3 million to $0.9 million for the three months ended June 30, 2003 and 2004, respectively. For the six months ended June 30, 2003 and 2004, general and administrative expenses increased by approximately $0.5 million, or 71.4%, from $0.7 million to $1.2 million, respectively. The increase in general and administrative expenses for the quarter and the six months ended June 30, 2004 was a result of incurring additional legal and accounting expenses in connection with the resignation of PricewaterhouseCoopers LLP, our former independent accountants and the need to re-audit consolidated financial statements for years 2001 and 2002 and audit 2003 results.

Depreciation and amortization expense of real estate increased by approximately $0.6 million, or 11.8%, from $5.1 million to $5.7 million for the three months ended June 30, 2003 and 2004, respectively, reflecting the amortization expense of in-place leases in connection with the implementation of SFAS No. 141 relating to the acquisition of the San Tomas Technology Park. Included in the $0.6 million is the write-off of the remaining in-place lease intangible asset amounting to approximately $0.3 million due to a lease termination of one tenant at the Orchard-Trimble property. Depreciation and amortization expense of real estate increased by approximately $1.4 million, or 14.3%, from $9.8 million to $11.2 million for the six months ended June 30, 2003 and 2004, respectively, reflecting the newly acquired San Tomas Technology Park and the amortization expense of in-place leases in connection with the implementation of SFAS No.
141. The $5.1 million and the $9.8 million of such expense for the three and six months ended June 30, 2003, respectively, include $0.14 million and $0.29 million, respectively, that resulted from the reclassification of assets and the resulting restatement described in Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1, above.

Interest expense decreased by approximately ($0.1) million, or 2.3%, from $4.3 million for the three months ended June 30, 2003 to $4.2 million for the three months ended June 30, 2004. Interest expense (related parties) remained relatively stable for the current three-month period compared to the same period one year ago. Total debt outstanding, including amounts due related parties, decreased by approximately ($3.9) million, or 1.2%, from $335.9 million as of June 30, 2003 to $332.0 million as of June 30, 2004. Overall interest expense, including amounts paid to related parties, for the quarter ended June 30, 2004 decreased by approximately ($0.1) million compared to the same quarter a year ago.

Interest expense increased by approximately $0.8 million, or 10.3%, from $7.8 million for the six months ended June 30, 2003 to $8.6 million for the six months ended June 30, 2004. The increase in interest expense resulted principally from a new $80 million mortgage loan from Citicorp USA, Inc. obtained in early April 2003. Interest expense (related parties) decreased by approximately ($46,000), or 8.4%, from $550,000 for the six months ended June 30, 2003 to $504,000 for the six months ended June 30, 2004 due to a lower balance owed on the Berg Group line of credit. Overall interest expense, including amounts paid to related parties, for the six months ended June 30, 2004 increased by approximately $0.8 million compared to the six months ended June 30, 2003 due to the new Citicorp USA, Inc. loan discussed above and the substitution of new debt at slightly higher interest rates for the loan under the Berg Group line of credit.

Interest expense for the six-month period in 2004 increased as a result of new debt. In addition to the higher amount of debt, the new debt carries a higher interest rate than the Berg Group line of credit which it mainly replaced. Management expects additional increases in interest expense as new debt is incurred in connection with property acquisitions, we draw on the Cupertino National Bank revolving line of credit, and we seek alternative sources of credit.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTEREST
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

Net income to common stockholders decreased by approximately ($0.3) million, or 7.3%, from $4.1 million for the three months ended June 30, 2003 to $3.8 million for the same period in 2004. The minority interest portion of income decreased by approximately ($1.9) million, or 9.2%, from $20.7 million for the three months ended June 30, 2003 to $18.8 million for the three months ended June 30, 2004. For the six months ended June 30, 2004 and 2003, the minority interest portion of income was approximately $36.1 million and $40.7 million, respectively, resulting in net income to stockholders of approximately $7.3 million and $8.1 million, respectively. The decline in net income and minority interest portion of income was primarily due to reduced rental revenue, un-reimbursable operating expenses from vacant properties and a $1.4 million gain on sale of property by the unconsolidated joint venture in 2003 that did not recur in 2004. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of June 30, 2004 and 2003.

CHANGES IN FINANCIAL CONDITION

At June 30, 2004, total stockholders' equity, net, increased by approximately $0.7 million from December 31, 2003 as we obtained additional capital from stock option exercises and the exchange of O.P. units for shares of our common stock while incurring a deficit of approximately ($1.3) million due to dividends declared in excess of net income for the period. During the six months ended June 30, 2004, stock options to purchase 20,000 shares of common stock were exercised at $8.25 per share. Total proceeds were approximately $0.17 million. During the first six months of 2004, one limited partner exchanged 100,000 O.P. units for 100,000 shares of our common stock and Carl E. Berg gave 49,000 O.P. units to charitable institutions that exchanged them for 49,000 shares of our common stock under the Exchange Rights Agreement among us and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2004. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on lines of credit with the Berg Group and Cupertino National Bank, assuming renewal of our existing $40 million line of credit which expires in September 2004. Despite the current weakness in the economy, we expect our total interest expense to increase as interest rates rise and as we incur debt through acquisitions of new properties and financing activities. In the remainder of 2004, we will be obligated to make payments totaling approximately $105.3 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal. We anticipate renewing these obligations, primarily to Cupertino National Bank and Citicorp USA, as described below. If we are not able to extend our loans from Cupertino National Bank and Citicorp, however, we will be required to finance these loan payments through other sources that may not be readily available to us on favorable terms. Our operating results and financial condition could be affected adversely, as a result.

DISTRIBUTIONS
On July 8, 2004, we paid dividends of $0.24 per share of common stock to all common stockholders of record as of June 30, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of June 30, 2004 that will impact liquidity and cash flow in future periods:

                                     Six Months                   Year Ending December 31,
                                     Remaining     ------------------------------------------------------
                                       2004            2005         2006          2007          2008       Thereafter      Total
                                   -------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
  Debt Obligations (1)                    $105,348       $7,580        $6,245        $6,350      $116,674      $89,763      $331,960
  Operating Lease Obligations (2)               45           90            90            23             -            -           248
                                   --------------- ------------ ------------- ------------- ------------- ------------ -------------
  Total                                   $105,393       $7,670        $6,335        $6,373      $116,674      $89,763      $332,208
                                   =============== ============ ============= ============= ============= ============ =============

(1) Debt obligations are set forth in detail in the schedule below. The amount due in 2004 does not reflect the planned two-year extension of the Citicorp USA, Inc. and Cupertino National Bank loans described in Liquidity and Capital Resources above.
(2) Operating lease obligations relate to a lease of our corporate office facility from a related party.

At June 30, 2004, we had total indebtedness of $332.0 million, including $217.3 million of fixed rate mortgage debt, $10.6 million under the Berg Group mortgage note (related parties), $80 million under the Citicorp USA mortgage loan, $22.5 million under the Cupertino National Bank line of credit, and $1.6 million under the Berg Group line of credit (related parties), as detailed in the table below. The $80 million short-term mortgage loan from Citicorp USA, Inc. ("Citicorp Loan"), which we obtained in April 2003, was originally scheduled to mature on March 29, 2004. We and Citicorp extended the loan to May 27, 2004 and again to September 6, 2004. The mortgage loan is collateralized by seven properties. The extension of this loan is subject to our providing additional collateral valued at not less than $7.6 million, which we have proposed to Citicorp, and Citicorp is currently appraising it. In July 2004, the $40 million line of credit with Cupertino National Bank was scheduled to mature. Cupertino National Bank and Citicorp USA, Inc. have granted extensions of the loans to September 2, 2004 and September 6, 2004, respectively (the "Loan Extension Period"). We are in the process of renegotiating the terms and extending these loans for an additional two-year period. We do not believe that the terms of the extended loans will differ materially from their current terms. We are the borrower under the Cupertino National Bank line of credit which is guaranteed by Mission West Properties, L.P. and Mission West Properties, L.P. II. Mission West Properties, L.P. is the borrower under the Citicorp USA mortgage loan which is guaranteed by Carl E. Berg, Mission West Properties, L.P. I, Mission West Properties L.P. II and Mission West Properties L.P. III. The Cupertino National Bank line of credit and Citicorp USA, Inc. mortgage loan contain certain loan covenants. We were not in compliance with one covenant pertaining to our late filing of the Form 10-K for the year ending December 31, 2003 and Form 10-Q for the period ending March 31, 2004 (the "Financial Reporting Covenants"). Each bank elected not to enforce the Financial Reporting Covenants during the Loan Extension Period, and neither of such lenders declared a default as a result of our failure to timely perform the Financial Reporting Covenants. Compliance with the Financial Reporting Covenants is a condition of the renewal for both loans.

The following table sets forth information regarding debt outstanding as of June 30, 2004:

                                                                                                              Maturity     Interest
            Debt Description                           Collateral Properties                 Balance            Date        Rate
----------------------------------------------- -------------------------------------- -------------------- ------------- ----------
                                                                                      (dollars in thousands)
LINE OF CREDIT:
Berg Group (related parties)                   2033-2043 Samaritan Drive, San Jose, CA        $  1,603           3/05           (1)
                                               2133 Samaritan Drive, San Jose, CA      --------------------
                                               2233-2243 Samaritan Drive, San Jose, CA
                                               1310-1450 McCandless Drive, Milpitas, CA
                                               1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank                        Not Applicable                                   22,513           9/04           (4)
                                                                                       --------------------

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Avenue, San Jose, CA         10,594           6/10        7.650%
                                                                                       --------------------
Mortgage Notes Payable (2):
Prudential Capital Group                       20400 Mariani Avenue, Cupertino, CA                 611          10/06        8.750%
Washington Mutual (Home Savings & Loan Assoc.) 10460 Bubb Road, Cupertino, CA                      187          12/06        9.500%
Prudential Insurance Company of America (3)    10300 Bubb Road, Cupertino, CA                  120,464          10/08        6.560%
                                               10500 N. De Anza Boulevard, Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450 National Avenue, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Boulevard, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (5) 1750 Automation Parkway, San Jose, CA            95,988           1/13        5.640%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 San Ignacio Avenue, San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               20605-20705 Valley Green Drive, Cupertino, CA

Citicorp USA, Inc.                             2001 Walsh Avenue, Santa Clara, CA               80,000           9/04           (4)
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2770-2800 Scott Boulevard, Santa Clara, CA
                                               2300 Central Expressway, Santa Clara, CA
                                               2220 Central Expressway, Santa Clara, CA
                                               2330 Central Expressway, Santa Clara, CA
                                                                                       --------------------
Mortgage Notes Payable Subtotal                                                                297,250
                                                                                       --------------------
Total                                                                                         $331,960
                                                                                       ====================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2005. The interest rate at June 30, 2004 was 3.24%.
(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 6.23% at June 30, 2004.
(3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.
(4) Interest rate equal to LIBOR plus 2%. The interest rates for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at June 30, 2004 were 3.11% and 3.21%, respectively.
(5) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675.

At June 30, 2004, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $12.11 per share on June 30, 2004) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 20.8%. On June 30, 2004, the last trading day for the year, total market capitalization was approximately $1.6 billion.

At June 30, 2004, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.5 million. The due date of the demand notes has been extended to September 30, 2005. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

Net cash provided by operating activities for the six months ended June 30, 2004 was $57.2 million compared to $61.1 million for the same period in 2003. The decline resulted from the decrease in rental revenue from our current portfolio of property due to tenant lease obligation defaults, tenant re-location and lower rent renewal rates during the last half of 2003 and the first half of 2004.

Net cash used in investing activities was ($0.4) million and ($109.6) million for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities during the first six months of 2003 related principally to the acquisition of the San Tomas Technology Park for $110 million.

Net cash used in financing activities was ($59.1) million for the six months ended June 30, 2004 compared to ($46.8) million used in financing activities for the same period in 2003. Of the ($59.1) million net cash used in financing activities during 2004, ($8.8) million was used to pay outstanding debt, ($41.8) million for minority interest distributions and ($8.6) million for dividends. During the six months ended June 30, 2003, financing activities included two new collateralized mortgage loans aggregating $180 million, of which $100 million was utilized towards the payment of short-term debt and the Berg Group line of credit and $80 million was utilized towards the acquisition of the San Tomas Technology Park as discussed above. Additionally, during 2003, we used ($82.9) million to pay outstanding debt, ($41.6) million for minority interest distributions and ($8.4) million for dividends.

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

FFO for the three and six months ended June 30, 2004 and 2003, as reconciled to net income to common stockholders, are summarized in the following tables:

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                          2004                2003                2004                2003
                                                                          (As Restated)                           (As Restated)
                                                     ---------------     ---------------     ---------------     ---------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders (1)                    $ 3,795             $ 4,111             $ 7,318             $ 8,100
Add:
 Minority interests (2)                                   18,706              20,574              35,850              40,402
 Depreciation & amortization of real estate (3)            6,240               5,634              12,650              10,842
Less:
 Gain on sale of unconsolidated joint venture asset            -               1,400                   -               1,400
                                                     ---------------     ---------------     ---------------     ---------------
FFO (4)                                                  $28,741             $28,919             $55,818             $57,944
                                                     ===============     ===============     ===============     ===============

(1)  As restated for the three and six months  ended June 30, 2003  described in
     Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1 above.
(2)  Excludes minority interest for third parties.
(3) Includes depreciation and amortization of real estate from our unconsolidated joint venture and amortization of leasing commissions.
(4) As restated for the three and six months ended June 30, 2003. As originally reported for that quarter, FFO was $28,952. As originally reported for the six months ended June 30, 2003, FFO was $57,607.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2004. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2004 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2004 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                     Six Months
                                      Remaining             Year Ending December 31,
                                                 ----------------------------------------------
                                        2004        2005        2006       2007        2008     Thereafter     Total     Fair Value
                                     -----------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
VARIABLE RATE DEBT:
  Secured and unsecured debt            $102,513      $1,603          -           -           -           -     $104,116    $104,116
  Weighted average interest rate           3.19%       2.71%
FIXED RATE DEBT:
  Secured notes payable                   $2,835      $5,977     $6,245      $6,350    $116,674     $89,763     $227,844    $240,719
  Weighted average interest rate           6.23%       6.23%      6.23%       6.23%       6.23%       6.23%


The primary market risk we face is the risk of interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit, the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan, which are tied to a LIBOR based interest rate, were approximately $1.6 million, $22.5 million, and $80.0 million, or 0.5%, 6.8% and 24.1%, respectively, of the total $332.0 million of outstanding debt as of June 30, 2004. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of the debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at June 30, 2004.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of June 30, 2004, a 1% increase or decrease in interest rates on our $104.1 million of floating rate debt would decrease or increase, respectively, six months earnings and cash flows by approximately $0.52 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

          b.   Reports on Form 8-K

               We filed a Current Report on Form 8-K on April 15, 2004, regarding our results of operations and financial condition for the first quarter of 2004.

               We filed a Current Report on Form 8-K on May 12, 2004, regarding the appointment of BDO Seidman, LLP as our new independent registered accounting firm and the announcement of our plan for reaching the AMEX compliance.

================================================================================
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                          MISSION WEST PROPERTIES, INC.
                          (Registrant)


Date: August 12, 2004        By:    /s/ Carl E. Berg
                                ------------------------------------------------
                                Carl E. Berg
                                Chief Executive Officer


Date: August 12, 2004        By:    /s/ Wayne N. Pham
                                ------------------------------------------------
                                Wayne N. Pham
                                Vice President of Finance and Controller
                                (Principal Accounting Officer and Duly
                                Authorized Officer)

EXHIBIT 31.1


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Carl E. Berg, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended June 30, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during or subsequent to the period ended June 30, 2004 and prior to the date of this certificate that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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

August 12, 2004

EXHIBIT 31.2


                             CERTIFICATE PURSUANT TO
                    RULE 13a-14 THE SECURITIES EXCHANGE ACT
                                     OF 1934


I, Raymond V. Marino, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended June 30, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during or subsequent to the period ended June 30, 2004 and prior to the date of this certificate that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

August 12, 2004

EXHIBIT 31.3


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Wayne N. Pham, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended June 30, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during or subsequent to the period ended June 30, 2004 and prior to the date of this certificate that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

August 12, 2004

EXHIBIT 32


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


----------------------------------------------------
Carl E. Berg
Chairman of the Board and Chief Executive Officer
August 12, 2004


----------------------------------------------------
Wayne N. Pham
Vice President of Finance and Controller
August 12, 2004

     This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.