Form 10-Q
period 2004-09-30
MISSION WEST PROPERTIES INC
filed 2004-11-02
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

              18,077,191 shares outstanding as of November 1, 2004

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                      INDEX

                                                                                                                     PAGE
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30, 2004
              and December 31, 2003 ..................................................................................2

              Consolidated Statements of Operations for the
              three and nine months ended September 30, 2004 and 2003 (As Restated)...................................3

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2004 and 2003 (As Restated).............................................4

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

Exhibit Index

Certifications
Section 1350 Certification

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                                                  September 30, 2004       December 31, 2003
                                                                                 ---------------------   ----------------------
                                     ASSETS
Real estate assets, at cost:
    Land                                                                              $  275,707              $  275,707
    Buildings and improvements                                                           779,558                 779,636
    Real estate related intangible assets                                                 18,284                  19,651
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,073,549               1,074,994
    Less accumulated depreciation and amortization                                      (105,936)                (89,243)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     967,613                 985,751
Cash and cash equivalents                                                                  1,597                   4,129
Restricted cash                                                                            1,551                       -
Deferred rent receivable, net of $2,000 allowance
    at September 30, 2004 and December 31, 2003                                           19,111                  18,970
Investment in unconsolidated joint venture                                                 2,431                   2,285
Other assets (net of accumulated amortization of $6,518 and $4,211
    at September 30, 2004 and December 31, 2003, respectively)                            20,240                  21,497
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,012,543              $1,032,632
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                  $    1,105              $    6,320
    Revolving line of credit                                                              26,492                  23,965
    Mortgage notes payable                                                               295,284                 299,858
    Mortgage notes payable (related parties)                                              10,508                  10,762
    Interest payable                                                                         330                     332
    Security deposits                                                                      8,771                  10,248
    Deferred rental income                                                                11,622                  12,723
    Dividend/distribution payable                                                         25,076                  25,031
    Accounts payable and accrued expenses                                                  8,482                   5,085
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 387,670                 394,324

Commitments and contingencies

Minority interests                                                                       511,777                 524,918

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares
       authorized, none issued and outstanding                                                 -                       -
    Common stock, $.001 par value, 200,000,000 shares
       authorized, 18,077,191 and 17,894,691 shares issued and
       outstanding at September 30, 2004 and December 31, 2003, respectively                  18                      18
    Paid-in-capital                                                                      134,348                 132,136
    Accumulated deficit                                                                  (21,270)                (18,764)
                                                                                 ---------------------   ----------------------
       Total stockholders' equity                                                        113,096                 113,390
                                                                                 ---------------------   ----------------------
       Total liabilities and stockholders' equity                                     $1,012,543              $1,032,632
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                           Three months ended September 30,        Nine months ended September 30,
                                                               2004                2003              2004                 2003
                                                                              (As Restated)                          (As Restated)
                                                         ------------------ ------------------ ------------------ ------------------
Revenues:
   Rental revenue from real estate                               $29,580            $33,310            $91,057            $97,464
   Tenant reimbursements                                           3,766              4,796             11,722             14,360
   Other income, including lease terminations,
      settlements and interest                                       397                567              5,404              1,871
                                                         ------------------ ------------------ ------------------ ------------------
                                                                  33,743             38,673            108,183            113,695
                                                         ------------------ ------------------ ------------------ ------------------

Expenses:
   Property operating, maintenance and real estate taxes           4,880              5,559             15,577             15,740
   Interest                                                        4,468              4,335             13,051             12,097
   Interest (related parties)                                        256                280                760                830
   General and administrative                                        395                360              1,628              1,039
   Depreciation and amortization of real estate                    5,428              5,497             16,644             15,273
                                                         ------------------ ------------------ ------------------ ------------------
                                                                  15,427             16,031             47,660             44,979
                                                         ------------------ ------------------ ------------------ ------------------

Income before equity in earnings of unconsolidated joint
   venture and minority interests                                 18,316             22,642             60,523             68,716
Equity in earnings of unconsolidated joint venture,
   including $1,400 gain on sale of property acquired
   from related party in the nine months ended
   September 30, 2003                                                345                599              1,564              3,358
Minority interests                                                15,488             19,348             51,596             60,081
                                                         ------------------ ------------------ ------------------ ------------------

Net income to common stockholders                                $ 3,173            $ 3,893            $10,491            $11,993
                                                         ================== ================== ================== ==================
Net income to minority interests                                 $15,488            $19,348            $51,596            $60,081
                                                         ================== ================== ================== ==================
Net income per share to common stockholders:
   Basic                                                           $0.18              $0.22              $0.58              $0.68
                                                         ================== ================== ================== ==================
   Diluted                                                         $0.18              $0.22              $0.58              $0.68
                                                         ================== ================== ================== ==================
Weighted average shares of
   common stock outstanding (basic)                           18,071,484         17,747,293         18,019,277         17,695,920
                                                         ================== ================== ================== ==================
Weighted average shares of
   common stock outstanding (diluted)                         18,098,174         17,817,917         18,077,854         17,757,461
                                                         ================== ================== ================== ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                                 Nine months ended September 30,
                                                                                                     2004                2003
                                                                                                                    (As Restated)
                                                                                              ------------------- ------------------
Cash flows from operating activities:
     Net income                                                                                   $ 10,491             $ 11,993
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interests                                                                        51,596               60,081
          Depreciation and amortization of real estate                                              16,644               15,273
          Amortization of above market rent intangible asset                                         1,416                  944
          Equity in earnings of unconsolidated joint venture                                        (1,564)              (3,359)
          Distributions from unconsolidated joint venture                                            1,418                1,500
     Changes in operating assets and liabilities, net of liabilities assumed:
          Deferred rent receivable                                                                    (141)              (1,045)
          Other assets                                                                               1,608               (1,018)
          Interest payable                                                                              (2)                  (2)
          Security deposits                                                                         (1,477)                (795)
          Deferred rental income                                                                    (1,101)               5,127
          Accounts payable and accrued expenses                                                      3,479                3,124
                                                                                              ------------------- ------------------
     Net cash provided by operating activities                                                      82,367               91,823
                                                                                              ------------------- ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (371)              (1,262)
     Purchase of real estate                                                                             -             (110,013)
     Net proceeds from sale of TBI unconsolidated joint venture real estate                              -                1,400
                                                                                              ------------------- ------------------
     Net cash used in investing activities                                                            (371)            (109,875)
                                                                                              ------------------- ------------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                                                   (4,574)              (3,946)
     Proceeds from mortgage loan payable                                                                 -              180,000
     Principal payments on mortgage notes payable (related parties)                                   (254)                (235)
     Net payments under line of credit (related parties)                                            (5,118)             (58,022)
     Payment on loan payable                                                                             -              (20,000)
     Payment on revolving line of credit                                                                 -               (3,873)
     Proceeds from revolving line of credit                                                          2,527                    -
     Restricted bond                                                                                (1,551)                   -
     Financing costs                                                                                     -                 (863)
     Proceeds from stock options exercised                                                             165                  683
     Minority interest distributions                                                               (62,769)             (62,384)
     Dividends                                                                                     (12,954)             (12,669)
                                                                                              ------------------- ------------------
     Net cash used in/provided by financing activities                                             (84,528)              18,669
                                                                                              ------------------- ------------------
     Net decrease/increase in cash and cash equivalents                                             (2,532)                 617
Cash and cash equivalents, beginning of period                                                       4,129                4,479
                                                                                              ------------------- ------------------
Cash and cash equivalents, ending of period                                                       $  1,597             $  5,096
                                                                                              =================== ==================
Supplemental information:
     Cash paid for interest                                                                       $ 13,602             $ 12,672
                                                                                              =================== ==================
Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock upon conversion of O.P units                                        $  2,047             $  1,574
                                                                                              =================== ==================
     Assumption of other liabilities in connection with property acquisition                      $      -             $    783
                                                                                              =================== ==================
     Issuance of operating partnership units in connection with joint venture acquisition         $      -             $  1,800
                                                                                              =================== ==================

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


     The Company's consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2003 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

     As of September 30, 2004, the Company owns a general partnership interest of 17.12%, 21.63%, 16.14% and 12.38% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 17.30% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

     Through the operating partnerships, the Company owns interests in 109 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2004.

     BUSINESS SEGMENT INFORMATION
     The  Company's   primary  business  is  the  ownership  and  management  of
     R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for SFAS No. 131 purposes.

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including the operating partnerships. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature.

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of September 30, 2004. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

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

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common shareholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and nine months ended September 30, 2004 and 2003.

                                                             Three Months Ended September      Nine Months Ended September 30,
                                                                          30,
                                                                 2004             2003              2004             2003
                                                                             (As Restated)                      (As Restated)
                                                            ---------------  ---------------   ---------------  ---------------
                                                                         (dollars in thousands, except per share data)
           Historical net income to common stockholders        $3,173           $3,893            $10,491          $11,993
           Deduct compensation expense for stock options
              determined under fair value based method            (44)             (59)              (132)            (176)
           Allocation of expense to minority interest              36               49                109              146
                                                            ---------------  ---------------   ---------------  ---------------
           Pro forma net income to common stockholders         $3,165           $3,883            $10,468          $11,963
                                                            ===============  ===============   ===============  ===============

           Earnings per share - basic:
           Historical net income to common stockholders          $0.18            $0.22              $0.58            $0.68
           Pro forma net income to common stockholders           $0.18            $0.22              $0.58            $0.68
           Earnings per share - diluted:
           Historical net income to common stockholders          $0.18            $0.22              $0.58            $0.68
           Pro forma net income to common stockholders           $0.17            $0.22              $0.58            $0.68

     No stock options were granted during the first nine months of 2004.

3.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2004, stock options to purchase 20,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $165. In 2004, two limited partners exchanged 104,500 O.P. units for 104,500 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. In 2004, Carl E. Berg gave 58,000 O.P. units to charitable institutions that exchanged them for 58,000 shares of the Company's common stock pursuant to the December 1998 Exchange Rights Agreement.

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

     The computation for weighted average shares is detailed below:

                                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                               2004              2003               2004               2003
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       18,071,484         17,747,293          18,019,277        17,695,920
         Incremental shares from assumed option exercise       26,690             70,624              58,577            61,541
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     18,098,174         17,817,917          18,077,854        17,757,461
                                                         ===============    ==============     ==============    ===============

     The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at September 30, 2004 and 2003 was 86,404,695 and 86,498,064, respectively.

5.   RELATED PARTY TRANSACTIONS

     As of September 30, 2004, the Berg Group owned 77,577,528 O.P. units. The Berg Group's ownership as of September 30, 2004 represented approximately 74% of the equity interests, assuming conversion of the 86,404,695 O.P. units outstanding into the Company's common stock.

     The Berg Group $20,000 line of credit bears interest at LIBOR plus 1.30%, which was 3.47% as of September 30, 2004, and matures in March 2005. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of September 30, 2004, debt in the amount of $1,105 was due the Berg Group under the line of credit, and debt in the amount of $10,508 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit and mortgage note was $256 and $280 for the three months ended September 30, 2004 and 2003, respectively, and $760 and $830 for the nine months ended September 30, 2004 and 2003, respectively.

     During the first nine months of 2004 and 2003, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $217 and $229 in rental revenue during the three months ended September 30, 2004 and 2003, respectively, and $650 and $687 in rental revenue during the first nine months of 2004 and 2003, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

     The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee of the Company's board of directors (the "Independent Directors Committee").

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

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended September 30, 2004 and 2003 and $68 for each of the nine-month periods ended September 30, 2004 and 2003.

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

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of approximately $934 to the RPC plaintiffs, which must be paid by the Company or MWP. The court denied all requests by MWP, including a declaration that all of RPC's interests in Heller L.P. were validly converted to limited partnership interests and transferred to MWP or its designee in accordance with the terms of the Hellyer L.P. partnership agreement. The court also denied RPC's request for an injunction ordering the reinstatement of RPC's partnership interests in Hellyer L.P. The Company has appealed the decision to the Maryland Appeals Court. Under the pre-appeal hearing procedures, the Maryland Appeals Court requires a mediation hearing before the parties can appear before the Appeals Court. No date has been set for such a hearing. The Company does not believe that any further court decisions in this case, for or against it and MWP, will have a material adverse effect on its business. The Company has a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP which exceeds the amount of the damages awarded to the RPC parties and would be used to pay for those damages in the event the decision of the Circuit Court is upheld ultimately. Furthermore, the Company has never accounted for the 50% interest of RPC as its asset and if RPC is deemed to have retained that interest or reacquires that interest, the Company's balance sheet and financial condition would not be impacted. In February 2001, the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case. In July 2004, RPC attached the Company's bank account for approximately $1,100. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara, the Company posted a $1,551 bond in August 2004 and RPC removed the attachment on the Company's bank account until final resolution of the appeal in Maryland.

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

     GUARANTEES
     Under its certificate of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2004.

     The Company also enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

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

7.   RESTATEMENTS

     The Company has restated its previously reported quarterly information for the three and nine months ended September 30, 2003. The restated consolidated financial statements were reported and are further discussed in the Company's 2003 Form 10-K filed on July 30, 2004. The items that the Company restated for are as follows:

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

     The aggregate net impact of all restatement items on the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2003 resulted in a decrease in net income to common stockholders compared to previously reported amounts of $50 ($0.00 per diluted share) and $139 ($0.01 per diluted share), respectively. The effects of the restatement items described above on the Company's net income to common stockholders for the three and nine months ended September 30, 2003 are as follows:


                                                                Three Months Ended   Nine Months Ended
                                                                September 30, 2003   September 30, 2003
                                                               ----------------------------------------
                                                                        (dollars in thousands)
     Net income to common stockholders, as previously                $3,943              $12,132
     reported
     Impact of adjustments for:
          Leasing commission amortization                              (128)                (384)
          Intangible asset amortization                                (137)                (410)
          Depreciation of real estate assets                            (35)                 (49)
                                                               -------------------- -------------------
     Total adjustments                                                 (300)                (843)
                                                               -------------------- -------------------

     Minority interest portion of adjustments                           250                  704
                                                               -------------------- -------------------
     Net income to common stockholders, as restated                  $3,893              $11,993
                                                               ==================== ===================

8.   SUBSEQUENT EVENTS

     On October 7, 2004, the Company paid dividends of $0.24 per share of common stock to all common stockholders of record as of September 30, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

     On October 14, 2004, the Company concluded the renewal and extension of its $80,000 mortgage term loan with Citicorp USA, Inc. (the "Citicorp Loan") for an additional two years until September 6, 2006. The Citicorp Loan requires monthly principal payments of $215 and carries a variable interest rate of LIBOR plus 2%. The loan fee and costs incurred in connection with the mortgage loan extension amounted to approximately $142 and will be amortized over the two-year term of the loan using the interest method. Under the previous loan terms Carl E. Berg had personally guaranteed the Company's repayment obligations and provided a personal guaranty of the Company's obligation to indemnify the lender for certain potential environmental liabilities with respect to the pledged properties. Those guaranties were provided in conjunction with Citicorp's short-term loan of $80,000 for the Company's acquisition of the San Tomas Technology Park and were released by Citicorp as part of the loan renewal and extension. The loan is secured by seven properties owned by the Company. The Citicorp Loan terms require the Company to maintain a minimum excess of assets over liabilities of $400,000.

     On October 14, 2004, in connection with the Company's extension of the Citicorp Loan, the Company retired an 8.75% mortgage loan from Prudential Capital Group with $548 of outstanding principal, which was collateralized by one property located at 20400 Mariani Avenue in Cupertino, California. This property has been added as additional security for the Citicorp Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2004, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2004, the six tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, Fujitsu America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property was approximately 22.5% in late 2003 and at the end of the third quarter 2004. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2004 amounted to 34.8 million square feet, of which 26.7%, or 9.3 million square feet, was being offered under subleases. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2003 amounted to approximately (3.0) million square feet. During the first nine months of 2004, there was total negative net absorption of approximately (0.7) million square feet. Average asking market rent per square foot have decreased from $1.00 in late 2003 to $0.91 at the end of the third quarter of 2004, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The impact of the rental market decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our physical occupancy rate at September 30, 2004 was 69%, which is a significant decline from the occupancy rate of 78.3% at September 30, 2003. We believe that our physical occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 140,000 rentable square feet are expiring prior to the end of 2004. The properties subject to these leases may take anywhere from 12 to 18 months or longer to re-lease. We believe that the average 2004 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; if we are not able to lease space at or above current market rates; or if we restructure existing leases and lower existing rents in order to retain tenants for an extended term, our results of operations and cash flows will be adversely affected.
Furthermore, in this event it is probable that our board of directors will reduce the quarterly dividend on the common stock and the outstanding O.P. units. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" above and in the section entitled "Risk Factors" in our most recent annual report on Form 10-K.

IMPACT OF RESTATEMENTS

We have restated our previously reported quarterly information for the three and nine months ended September 30, 2003. The restated consolidated financial statements were reported and are further discussed in our 2003 Form 10-K filed on July 30, 2004. The items that we restated for are as follows:

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

The aggregate net impact of all restatement items on our Consolidated Statements of Operations for the three and nine months ended September 30, 2003 resulted in a decrease in net income to common stockholders compared to previously reported amounts of $50,000 ($0.00 per diluted share) and $139,000 ($0.01 per diluted share), respectively.

The effects of the restatement items described above on our net income to common stockholders for the three and nine months ended September 30, 2003 are as follows:

                                                                Three Months Ended   Nine Months Ended
                                                                September 30, 2003   September 30, 2003
                                                               ----------------------------------------
                                                                        (dollars in thousands)
Net income to common stockholders, as previously reported            $3,943              $12,132
Impact of adjustments for:
     Leasing commission amortization                                   (128)                (384)
     Intangible asset amortization                                     (137)                (410)
     Depreciation of real estate assets                                 (35)                 (49)
                                                               -------------------- -------------------
Total adjustments                                                      (300)                (843)
                                                               -------------------- -------------------
Minority interest portion of adjustments                                250                  704
                                                               -------------------- -------------------
Net income to common stockholders, as restated                       $3,893              $11,993
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

BUSINESS COMBINATIONS. Statement of financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations, was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commissions amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS No. 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market and above market in place leases, and the determination of their useful lives are guided by a combination of SFAS No. 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED RENT. The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectibility of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for reserves against our deferred rent receivable for existing tenants with the potential of early termination, bankruptcy or ceasing operations. We charge or credit rental income for increases or decreases to our deferred rent reserves. Our estimates are based on our review of tenants' payment histories, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Our estimates of fair value are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of our variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of our fixed rate debt at September 30, 2004 was approximately $234 million.

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

We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

     -    the agreement has been fully executed and delivered;
     -    services have been rendered;
     -    the amount is fixed and determinable; and
     -    collectibility is reasonably assured.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

As of September 30, 2004, through our controlling interests in the operating partnerships, we owned 109 properties totaling approximately 7.9 million rentable square feet compared to 108 properties totaling approximately 7.8 million rentable square feet owned by us as of September 30, 2003. This represents a net increase of approximately 1% in total rentable square footage, which is primarily attributable to our acquisition in December 2003 of one property located in San Jose, California consisting of approximately 129,000 rentable square feet from the Berg Group.

Rental revenue from real estate for the three and nine months ended September 30, 2004 compared to the three- and nine-month periods in 2003 are as follows:

                            Three Months Ended September 30,
                                                                                      % Change by         % of Total Net
                                2004               2003             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                          (dollars in thousands)

   Same Property (1)           $26,662            $30,537          ($3,875)             (12.7%)              (11.6%)
   2003 Acquisitions (2)         2,918              2,773               145                5.2%                 0.4%
                            --------------     --------------     --------------                         -----------------
                               $29,580            $33,310          ($3,730)             (11.2%)              (11.2%)
                            ==============     ==============     ==============                         =================


                            Nine Months Ended September 30,
                                                                                      % Change by         % of Total Net
                                2004               2003             $ Change         Property Group           Change
                            --------------     --------------     --------------     ---------------     -----------------
                                          (dollars in thousands)

   Same Property (1)           $82,303            $92,227          ($9,924)             (10.8%)              (10.2%)
   2003 Acquisitions (2)         8,754              5,237             3,517               67.2%                 3.6%
                            --------------     --------------     --------------                         -----------------
                               $91,057            $97,464          ($6,407)              (6.6%)               (6.6%)
                            ==============     ==============     ==============                         =================


(1) "Same Property" is defined as properties owned by us prior to 2003 that we still owned as of September 30, 2004.
(2) Operating rental revenue for 2003 Acquisitions does not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003. The 2003 acquisition amount for the three months ended September 30, 2004 and 2003 each includes approximately $0.5 million of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141. The 2003 acquisition amount for the nine months ended September 30, 2004 and 2003 includes approximately $1.4 million and $0.9 million, respectively, of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141.

RENTAL REVENUE FROM REAL ESTATE
For the quarter ended September 30, 2004, rental revenue from real estate decreased by approximately ($3.7) million, or 11.2%, from $33.3 million for the three months ended September 30, 2003 to $29.6 million for the same period of 2004. The net decrease resulted from a decline of ($3.9) million in rental revenue from our "Same Property" portfolio and an increase of $0.1 million from properties acquired in 2003. Rental revenue decreased by approximately ($6.4) million, or 6.6%, from $97.5 million for the nine months ended September 30, 2003 to $91.1 million for the same period of 2004. Of the ($6.4) million decrease in rental revenue, ($9.9) million resulted from our "Same Property" portfolio, which was partially offset by $3.5 million generated by properties acquired in 2003. The overall decline in rental revenue was a result of adverse market conditions, lower rental rate on new leases and renewals and the loss of several tenants due to their bankruptcy, relocation or cessation of operations since September 30, 2003. Our physical occupancy rate at September 30, 2004 was approximately 69%, compared to approximately 78% at September 30, 2003.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of September 30, 2004, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MSW, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2004, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.3 million compared to $0.6 million for the same period in 2003. Our equity in earnings from this unconsolidated joint venture declined in the third quarter of 2004 due to a rent reduction under a lease with an existing tenant For the nine-month periods ended September 30, 2004 and 2003, equity in earnings from the unconsolidated joint venture was approximately $1.6 million and $3.4 million, respectively. Included in equity in earnings of unconsolidated joint venture for the nine-month period ended September 30, 2003 is approximately $1.4 million relating to a gain from the sale of real estate. Our 50% interest in this property was acquired by TBI-MSW from the Berg Group and sold to an unrelated party during the second quarter of 2003. This type of transaction did not recur in 2004.

OTHER INCOME
Other income decreased to approximately $0.4 million for the three months ended September 30, 2004 from $0.6 million for the second quarter of 2003. For the nine months ended September 30, 2004 and 2003, other income was $5.4 million and $1.9 million, respectively. Lease termination fees of approximately $2.6 million and tenant bankruptcy settlement income of approximately $1.1 million represented most of the 2004 increase. We do not consider these transactions to be recurring items.

EXPENSES
Property operating expenses and real estate taxes during the third quarter of 2004 decreased by approximately ($0.7) million, or 12.5%, from $5.6 million to $4.9 million for the three months ended September 30, 2003 and 2004, respectively, due to lower property tax expense associated with reductions in assessed property values on existing properties and lower occupancy rate on our properties. Tenant reimbursements decreased by approximately ($1.0) million, or 20.8%, from $4.8 million for the three months ended September 30, 2003 to $3.8 million for the three months ended September 30, 2004. Property operating expenses and real estate taxes decreased by approximately ($0.2) million, or 1.3%, from $15.7 million to $15.5 million for the nine months ended September 30, 2003 and 2004, respectively, due to lower property tax expense from the reductions in assessed property values on existing properties. Tenant reimbursements decreased by approximately ($2.6) million, or 18.2%, from $14.3 million for the nine months ended September 30, 2003 to $11.7 million for the nine months ended September 30, 2004. The decrease in tenant reimbursements for both periods ended September 30, 2004 as compared to the same periods in 2003 was due to lower occupancy in the current period. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. General and administrative expenses remained relatively the same at $0.4 million for the three months ended September 30, 2003 and 2004. For the nine months ended September 30, 2003 and 2004, general and administrative expenses increased by approximately $0.6 million, or 60%, from $1.0 million to $1.6 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2004 was a result of incurring additional legal and accounting expenses in connection with the resignation of PricewaterhouseCoopers LLP, our former independent accountants and the need to re-audit consolidated financial statements for years 2001 and 2002 and audit 2003 results.

Depreciation and amortization expense of real estate decreased by approximately $0.1 million, or 1.8%, from $5.5 million to $5.4 million for the three months ended September 30, 2003 and 2004, respectively, reflecting the decrease in amortization expense of in-place leases in connection with the write-off of certain remaining in-place lease intangible asset due to lease termination in the second quarter 2004. Depreciation and amortization expense of real estate increased by approximately $1.3 million, or 8.5%, from $15.3 million to $16.6 million for the nine months ended September 30, 2003 and 2004, respectively, because of the depreciation on the newly acquired San Tomas Technology Park and the amortization expense of in-place leases in connection with the implementation of SFAS No. 141. The $5.5 million and the $15.3 million of such expense for the three and nine months ended September 30, 2003, respectively, include $0.17 million and $0.46 million, respectively, that resulted from the reclassification of assets and the resulting restatement described in Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1, above.

Interest expense increased by approximately $0.1 million, or 2.3%, from $4.3 million for the three months ended September 30, 2003 to $4.4 million for the three months ended September 30, 2004. Interest expense (related parties) remained relatively stable at approximately $0.3 million for the current three-month period compared to the same period one year ago. Total debt outstanding, including amounts due related parties, increased by approximately $0.7 million, or 0.2%, from $332.7 million as of September 30, 2003 to $333.4 million as of September 30, 2004. Overall interest expense, including amounts paid to related parties, for the quarter ended September 30, 2004 increased by approximately $0.1 million compared to the same quarter a year ago.

Interest expense increased by approximately $1.0 million, or 8.3%, from $12.1 million for the nine months ended September 30, 2003 to $13.1 million for the nine months ended September 30, 2004 primarily because the $80 million mortgage loan from Citicorp USA, Inc. was outstanding for the full nine months in 2004. Interest expense (related parties) decreased by approximately ($70,000), or 8.4%, from $830,000 for the nine months ended September 30, 2003 to $760,000 for the nine months ended September 30, 2004 due to a lower balance owed on the Berg Group line of credit. Overall interest expense, including amounts paid to related parties, for the nine months ended September 30, 2004 increased by approximately $0.9 million compared to the nine months ended September 30, 2003 principally because the Citicorp mortgage loan was outstanding for the entire period and we substituted new debt at slightly higher rates for borrowings under the Berg Group line of credit.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTEREST
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of September 30, 2004 and 2003.

Net income to common stockholders decreased by approximately ($0.7) million, or 17.9%, from $3.9 million for the three months ended September 30, 2003 to $3.2 million for the same period in 2004. The minority interest portion of income decreased by approximately ($3.8) million, or 19.7%, from $19.3 million for the three months ended September 30, 2003 to $15.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2004 and 2003, the minority interest portion of income was approximately $51.6 million and $60.1 million, respectively, resulting in net income to stockholders of approximately $10.5 million and $12.0 million, respectively. The decline in net income and minority interest portion of income was primarily due to reduced rental revenue, un-reimbursed operating expenses from vacant properties and a $1.4 million gain on sale of property by the unconsolidated joint venture in 2003 that did not recur in 2004.

CHANGES IN FINANCIAL CONDITION

At September 30, 2004, total stockholders' equity, net, decreased by approximately ($0.3) million from December 31, 2003 as we obtained additional capital from stock option exercises and the exchange of O.P. units for shares of our common stock while incurring a deficit of approximately ($2.5) million due to dividends declared in excess of net income for the period. During the nine months ended September 30, 2004, stock options to purchase 20,000 shares of common stock were exercised at $8.25 per share. Total proceeds were approximately $0.17 million. During the first nine months of 2004, two limited partners exchanged 104,500 O.P. units for 104,500 shares of our common stock and Carl E. Berg gave 58,000 O.P. units to charitable institutions that exchanged them for 58,000 shares of our common stock under the Exchange Rights Agreement among us and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2004. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on lines of credit with the Berg Group and Cupertino National Bank, assuming renewal of our existing $40 million line of credit which expires in November 2004. Despite the current weakness in the economy, we expect our total interest expense to increase as interest rates rise and as we incur debt through acquisitions of new properties and financing activities. In the remainder of 2004, we will be obligated to make payments totaling approximately $28.6 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

DISTRIBUTIONS
On October 7, 2004, we paid dividends of $0.24 per share of common stock to all common stockholders of record as of September 30, 2004. On the same date, the operating partnerships paid a distribution of $0.24 per O.P. unit to all holders of O.P. units.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of September 30, 2004 that will impact liquidity and cash flow in future periods:

                                     Three Months
                                      Remaining                  Year Ending December 31,
                                                   -----------------------------------------------------
                                        2004          2005          2006          2007         2008       Thereafter     Total
                                   -------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
  Debt Obligations (1)                 $28,565       $9,662       $82,375        $6,350      $116,674      $89,763      $333,389
  Operating Lease Obligations (2)           23           90            90            23             -            -           226
                                   -------------- ------------ ------------- ------------- ------------- ------------ --------------
  Total                                $28,588       $9,752       $82,465        $6,373      $116,674      $89,763      $333,615
                                   ============== ============ ============= ============= ============= ============ ==============

(1) Debt obligations are set forth in detail in the schedule below. The amount due in 2004 does not reflect the planned two-year extension of the Cupertino National Bank loan described in Liquidity and Capital Resources above and does not take into account the Prudential Capital Group loan paid off in October 2004.
(2) Operating lease obligations relate to a lease of our corporate office facility from a related party.

At September 30, 2004, we had total indebtedness of $333.4 million, including $215.9 million of fixed rate mortgage debt, $10.5 million under the Berg Group mortgage note (related parties), $79.4 million under the Citicorp USA mortgage loan, $26.5 million under the Cupertino National Bank line of credit, and $1.1 million under the Berg Group line of credit (related parties), as detailed in the table below.

On October 14, 2004, we concluded the renewal and extension of our $80 million mortgage term loan with Citicorp USA, Inc. for an additional two years until September 6, 2006 (the "Citicorp Loan"). The Citicorp Loan requires monthly principal payments of $215 and carries a variable interest rate of LIBOR plus 2%. The loan fee and costs incurred in connection with the mortgage loan extension amounted to approximately $0.14 million and will be amortized over the term of the loan. Under the previous loan terms Carl E. Berg had personally guaranteed our repayment obligations and provided a personal guaranty of our obligation to indemnify the lender for certain potential environmental liabilities with respect to the pledged properties. Those guaranties were provided in conjunction with Citicorp's short-term loan of $80 million for our acquisition of the San Tomas Technology Park and were released by Citicorp as part of the loan renewal and extension. The loan is secured by seven of our properties. The Citicorp Loan terms require us to maintain a minimum excess of assets over liabilities of $400,000, in addition to complying with other customary loan covenants and conditions.

In July 2004, the $40 million line of credit with Cupertino National Bank was scheduled to mature. Cupertino National Bank has granted an extension of the loan to November 2, 2004. We are in the process of renegotiating the terms and extending this loan for an additional two-year period. Assuming the renewal occurs, which we anticipate, we do not believe that the terms of the extended loan will differ materially from its current terms. We are the borrower under the Cupertino National Bank line of credit which is guaranteed by Mission West Properties, L.P. and Mission West Properties, L.P. II. Mission West Properties, L.P. is the borrower under the Citicorp, USA, Inc. mortgage loan which is guaranteed by Mission West Properties, L.P. I, Mission West Properties L.P. II and Mission West Properties L.P. III. The Cupertino National Bank line of credit and Citicorp USA, Inc. mortgage loan contain certain loan covenants. As of September 30, 2004, we were in compliance with such loan covenants.

The following table sets forth information regarding debt outstanding as of September 30, 2004:

                                                                                                             Maturity     Interest
              Debt Description                           Collateral Properties             Balance             Date         Rate
---------------------------------------------- ---------------------------------------- ----------------- ------------- ------------
                                                                                     (dollars in thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Dr., San Jose, CA         $  1,105           3/05          (1)
                                               2133 Samaritan Drive, San Jose, CA       -----------------
                                               2233-2243 Samaritan Dr., San Jose, CA
                                               1310-1450 McCandless Dr., Milpitas, CA
                                               1795-1845 McCandless Dr., Milpitas, CA

Cupertino National Bank                        Not Applicable                                  26,492          11/04          (4)
                                                                                        -----------------

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Ave., San Jose, CA          10,508           6/10        7.650%
                                                                                        -----------------
Mortgage Notes Payable (2):
Prudential Capital Group (6)                   20400 Mariani Avenue, Cupertino, CA                548          10/06        8.750%
Washington Mutual (Home Savings & Loan Assoc.) 10460 Bubb Road, Cupertino, CA                     167          12/06        9.500%
Prudential Insurance Company of America (3)    10300 Bubb Road, Cupertino, CA                 119,957          10/08        6.560%
                                               10500 N. De Anza Blvd., Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450 National Avenue, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Boulevard, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (5) 1750 Automation Parkway, San Jose, CA           95,257           1/13        5.640%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 San Ignacio Ave., San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               20605-20705 Valley Green Dr., Cupertino, CA

Citicorp USA, Inc.                             2001 Walsh Avenue, Santa Clara, CA              79,355           9/06          (4)
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2770-2800 Scott Boulevard, Santa Clara, CA
                                               2300 Central Expressway, Santa Clara, CA
                                               2220 Central Expressway, Santa Clara, CA
                                               2330 Central Expressway, Santa Clara, CA
                                                                                        -----------------
Mortgage Notes Payable Subtotal                                                               295,284
                                                                                        -----------------
Total                                                                                        $333,389
                                                                                        =================


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2005. The interest rate at September 30, 2004 was 3.47%.
(2) Mortgage notes payable generally require monthly installments of interest and principal over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 6.23% at September 30, 2004.
(3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. John Kontrabecki, one of the limited partners, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900.
(4) Interest rate equal to LIBOR plus 2%. The interest rates for the Cupertino National Bank ("CNB") line of credit and the Citicorp USA, Inc. mortgage loan at September 30, 2004 were 3.67% and 4.25%, respectively. In September 2004, the line of credit with CNB was scheduled to mature. CNB has granted an extension until November 2, 2004 while the parties finalize the terms of the $40,000 line of credit renewal for an additional two year-period. The Company does not believe that the terms of the extended line of credit will differ materially from its current terms. On October 14, 2004, the Citicorp Loan was extended for an additional two years until September 2006 as discussed above.
(5) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675.
(6) The Prudential Capital Group mortgage note was paid off in its entirety in October 2004 and the 20400 Mariani Avenue property securing this loan was added to the properties collateralizing the Citicorp USA, Inc. mortgage loan.

At September 30, 2004, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $10.35 per share on September 30, 2004) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 23.6%. On September 30, 2004, the last trading day for the quarter, total market capitalization was approximately $1.4 billion.

At September 30, 2004, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.6 million. The due date of the demand notes has been extended to September 30, 2005. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Net cash provided by operating activities for the nine months ended September 30, 2004 was $82.4 million compared to $91.8 million for the same period in 2003. The decline resulted from the reduction in tenant expense reimbursements and decrease in rental revenue from our current portfolio of property due to tenant lease obligation defaults, tenant re-locations and lower rent renewal rates during the last quarter of 2003 and the first nine months of 2004.

Net cash used in investing activities was ($0.4) million and ($109.9) million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities during the first nine months of 2003 related principally to the acquisition of the San Tomas Technology Park for $110 million.

Net cash used in financing activities was ($84.5) million for the nine months ended September 30, 2004 compared to $18.7 million provided by financing activities for the same period in 2003. During the first nine months of 2004, we used $9.9 million to pay outstanding debt, drew an additional $2.5 million from the Cupertino National Bank line of credit and paid $62.8 million for minority interest distributions and $13.0 million for dividends to common stockholders. During the nine months ended September 30, 2003, financing activities included borrowing $180 million under two new collateralized mortgage loans, of which $100 million was used to repay short-term debt and the Berg Group line of credit and $80 million was used for the acquisition of the San Tomas Technology Park as discussed above. During the same period in 2003, we used $86.1 million of cash to repay outstanding debt, $62.4 million for minority interest distributions and $12.7 million for dividends to common stockholders.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. unit holders, computed in accordance with GAAP, plus non-recurring events other than "extraordinary items" under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. With the emphasis on the disclosure of operating earnings per share, we will still continue to use FFO as a measure of our performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

FFO for the three and nine months ended September 30, 2004 and 2003, as reconciled to net income to common stockholders, are summarized in the following tables:

                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                                    2004                   2003                   2004                   2003
                                                                       (As Restated)                                 (As Restated)
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders (1)            $ 3,173                $ 3,893               $10,491                $11,993
Add:
   Minority interests (2)                         15,377                 19,225                51,228                 59,627
   Depreciation & amortization of real             5,969                  5,992                18,619                 16,834
      estate (3)
Less:
   Gain on sale of unconsolidated joint                -                      -                     -                  1,400
      venture asset
                                             ------------------     ------------------     ------------------     ------------------
FFO (4)                                          $24,519                $29,110               $80,338                $87,054
                                             ==================     ==================     ==================     ==================

(1) As restated for the three and nine months ended September 30, 2003 described in Note 7 of Notes to Consolidated Financial Statements under
     Part I, Item 1 above.
(2)  Excludes minority interest for third parties.
(3) Includes depreciation and amortization of real estate from our unconsolidated joint venture and amortization of leasing commissions.
(4) As restated for the three and nine months ended September 30, 2003. As originally reported for that quarter, FFO was $29,214. As originally reported for the nine months ended September 30, 2003, FFO was $86,821.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2004. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2004 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2004 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                        Three
                                        Months
                                       Remaining             Year Ending December 31,
                                                  ----------------------------------------------
                                         2004        2005        2006       2007        2008     Thereafter     Total     Fair Value
                                      ----------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Variable Rate Debt:
  Secured and unsecured debt           $27,137      $3,685    $76,130           -           -           -      $106,952    $106,952
  Weighted average interest rate         3.69%       4.19%      4.25%
Fixed Rate Debt:
  Secured notes payable                 $1,428      $5,977     $6,245      $6,350    $116,674     $89,763      $226,437    $233,806
  Weighted average interest rate         6.23%       6.23%      6.23%       6.23%       6.23%       6.23%


The primary market risks we face are interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit, the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan, which are tied to a LIBOR based interest rate, were approximately $1.1 million, $26.5 million, and $79.4 million, or 0.3%, 7.9% and 23.8%, respectively, of the total $333.4 million of outstanding debt as of September 30, 2004. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at September 30, 2004.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of September 30, 2004, a 1% increase or decrease in interest rates on our $107.0 million of floating rate debt would decrease or increase, respectively, nine months earnings and cash flows by approximately $0.8 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation as of the end of the third quarter of 2004, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our internal and external auditors. As a result, it is likely that additional changes will be made to our internal controls and procedures.

CHANGES IN INTERNAL CONTROLS
Other than the foregoing initiatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the above-described evaluation of disclosure controls and procedures.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part 1 "Item 1. - Financial Statements - Note 6 - Commitments and Contingencies."

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

         a.       EXHIBITS

                  10.29.1  Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement
                  10.45.4  Citicorp USA, Inc. $80,000,000 Fourth Amendment to Promissory Note
                  31.1     Section 1350 Certificate of CEO
                  31.2     Section 1350 Certificate of President & COO
                  31.3     Section 1350 Certificate of Principal Financial Officer
                  32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                    Mission West Properties, Inc.
                                    (Registrant)


Date: October 29, 2004              By:    /s/ Carl E. Berg
                                    --------------------------------------------
                                    Carl E. Berg
                                    Chief Executive Officer


Date: October 29, 2004              By:    /s/ Wayne N. Pham
                                    --------------------------------------------
                                    Wayne N. Pham
                                    Vice President of Finance and Controller
                                    (Principal Accounting Officer and Duly
                                    Authorized Officer)

EXHIBIT 10.29.1


                            CHANGE IN TERMS AGREEMENT

------------------------------------------------------------------------------------------------------------------------------------
        Principal         Loan Date        Maturity      Loan No       Call / Coll       Account    Officer    Initials
     $40,000,000.00       08-27-2004       11-02-2004   301099227                                     188
------------------------------------------------------------------------------------------------------------------------------------
      References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing "***" has been omitted due to text length limitations.
------------------------------------------------------------------------------------------------------------------------------------
Borrower: Mission West Properties, Inc., A Maryland corporation       Lender: Cupertino National Bank - part of Greater Bay Bank NA
          10050 Bandley Drive                                                 Main Office
          Cupertino, CA   95014-2244                                          20230 Stevens CreekBlvd.
                                                                              Cupertino, CA   95014-2244




LOAN TYPE. This is a Variable Rate Nondisclosable Revolving Line of Credit Loan to a Corporation for $40,000,000.00 due on November 2, 2004. The reference rate (Three Month Libor Rate, as published on the first business day of each month, currently 1.700%) is added to the margin of 2.000%, resulting in an initial rate of 3.700. This is an unsecured renewal loan.

PRIMARY PURPOSE OF LOAN. The primary purpose of this loan is for (please initial):
________________ Personal, Family, or Household Purposes or Personal Investment.
___X CEB RM_____ Business (Including Real Estate Investment).

SPECIFIC PURPOSE. The specific purpose of this loan is: Extend maturity date of revolving line of credit.
DISBURSEMENT INSTRUCTIONS. Borrower understands that no loan proceeds will be disbursed until all of Lender's conditions for making the loan have been satisfied. Please disburse the loan proceeds of $40,000,000.00 as follows:

UNDISBURSED FUNDS:                                       $10,137,437.70
AMOUNT PAID ON BORROWER'S ACCOUNT:                       $29,862,562.30
$29,862,562.30 Payment on Loan # 301099227 (Disbursed)   _______________
NOTE PRINCIPAL:                                          $40,000,000.00

CHARGES PAID IN CASH. Borrower has paid or will pay in cash as agreed the following charges:

                PREPAID FINANCE CHARGES PAID IN CASH:                $1,000.00
                              $1,000.00   Loan Fee
                                                                    ------------
                              TOTAL CHARGES PAID IN CASH:            $1,000.00

FINANCIAL CONDITION. BY SIGNING THIS AUTHORIZATION, BORROWER REPRESENTS AND WARRANTS TO LENDER THAT THE INFORMATION PROVIDED ABOVE IS TRUE AND CORRECT AND THAT THERE HAS BEEN NO MATERIAL ADVERSE CHANGE IN BORROWER'S FINANCIAL CONDITION AS DISCLOSED IN BORROWER'S MOST RECENT FINANCIAL STATEMENT TO LENDER. THIS AUTHORIZATION IS DATED AUGUST 27, 2004.


BORROWER:


MISSION WEST PROPERTIES, INC., A MARYLAND CORPORATION


By: /s/ Carl E. Berg                   By: /s/ Raymond V. Marino
   -----------------------------          ------------------------------
   Carl E. Berg, Chairman & CEO           Raymond V. Marino, President & COO
   of Mission West Properties, Inc.       of Mission West Properties, Inc.
   A Maryland corporation                 A Maryland corporation

EXHIBIT 10.45.4

                       FOURTH AMENDMENT TO PROMISSORY NOTE

     THIS FOURTH AMENDMENT TO PROMISSORY NOTE (the "Amendment"), is made as of August 31, 2004 by and between MISSION WEST PROPERTIES, L.P., a Delaware limited partnership ("Borrower"), and CITICORP USA, INC., a Delaware corporation ("Lender") as follows:

                                    RECITALS

     A. In connection with a loan (the "Loan"), made by Lender to Borrower, Borrower executed that certain Promissory Note, dated as of April 8, 2003, payable to Lender, in the amount of $80,000,000, as amended by that certain First Amendment to Promissory Note dated as of June 30, 2003, by that certain Second Amendment to Promissory Note dated as of March 29, 2004, and by that certain Third Amendment to Promissory Note dated as of June 11, 2004 (as amended, the "Note"). Borrower's obligations under the Note are secured, among other security, by that certain Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Deed of Trust"), dated as of April 8, 2003 executed by Borrower, as trustor, in favor of Lender, as Beneficiary, and recorded in the official records of Santa Clara County, California on April 8, 2003 as document number 16947181, and guaranteed by that certain Guaranty (the "Guaranty"), dated as of April 8, 2003 executed by Carl E. Berg, an individual ("Berg"), Mission West Properties, L.P. I, a Delaware limited partnership ("MW I"), Mission West Properties, L.P. II, a Delaware limited partnership ("MW II"), and Mission West Properties, L.P. III, a Delaware limited partnership ("MW III"). Borrower, Berg, MW I, MW II and MW III have also executed and delivered to Lender that certain Environmental Indemnity Agreement (the "Environmental Indemnity") dated April 8, 2003. The Note, the Deed of Trust, the Guaranty, the Environmental Indemnity and the other documents, instruments and agreements evidencing or securing the Loan are hereinafter referred to collectively as the "Loan Documents".

     B. Borrower has requested and Lender has agreed, subject to the terms of this Amendment, to modify the terms of the Note to extend the Maturity Date (as defined in the Note). NOW, THEREFORE, in consideration of the foregoing and for other good valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender and Borrower hereby agree as follows:

                                    AGREEMENT

     1. DEFINITIONS. Except as modified herein, terms defined in the Note shall have the same meaning when used in this Amendment.

     2. MODIFICATIONS TO NOTE.

          (a) On and after the date of this Amendment, the definition of "Maturity Date" set forth in Paragraph 1(a) of the Note shall be amended and modified to mean September 6, 2006.

          (b) Effective as of June 1, 2004 and continuing on the first (1st) day of each month thereafter, in addition to payments of accrued and unpaid interest then due on the Note, Borrower shall make principal payments in respect of the Note in the amount of $215,000.00. The entire unpaid principal balance of the Note, together with all accrued and unpaid interest thereon, and all other amounts then due and payable under the Note and the other Loan Documents shall be due and payable on the Maturity Date of September 6, 2006.

     3. REAFFIRMATION OF NOTE AND OTHER LOAN DOCUMENTS. Except as modified pursuant to Section 2 hereof, the Note is unmodified and remains in full force and effect.

     4. Conditions Precedent. Before this Amendment becomes effective, the following conditions shall be satisfied at Borrower' sole cost and expense and in a manner satisfactory to Lender in the exercise of its reasonable judgment:
(a) no Event of Default shall have occurred and be continuing and no other event shall have occurred and be continuing if the event, with notice or the passage of time or both, would be such an Event of Default; (b) if requested by Lender, Borrower shall have provided such title endorsements as Lender may request to insure the continuing first-lien priority of the Deed of Trust; (c) no material adverse change shall have occurred, or be reasonably likely to occur, in the Collateral or in Borrower's or any Guarantor's business conditions (financial or otherwise), operations, properties or prospects, or ability to repay the Loan;
(d) MW I, MW II and MW III shall have executed the reaffirmation of its obligations attached hereto; (e) Borrower shall have paid an extension fee to Lender in an amount equal to $100,000.00; (f) receipt by Lender of an executed and, where appropriate, acknowledged copies of a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the MW I Deed of Trust"), executed by MW I and an Environmental Indemnity Agreement executed by MW I, MW II, MW III and Mission West Properties, Inc., a Maryland corporation ("MW Inc."), and a First Amendment to Guaranty and Environmental Indemnity Agreement executed by Berg, MW I, MW II, MW III and MW Inc.; (g) receipt and review by Lender of all Leases (as defined in the Deed of Trust), together with all financial statements of any tenant under such Leases as Borrower shall have obtained in the course of its due diligence; (h) receipt and review by Lender of a property condition report of the Land, the Real Estate and the Improvements (as such terms are defined in the Deed of Trust); (i) receipt and review by Lender of a phase I environmental site assessment with respect to the Land, the Real Estate and the Improvements; (j) receipt and review by Lender of an ALTA lender's policy of title insurance with respect to the MW I Deed of Trust; and (k) receipt and review by Lender of an opinion of counsel to Borrower and Guarantor opining that the Guaranty as amended by the First Amendment to Guaranty and Environmental Indemnity Agreement has been duly authorized by all necessary corporate and partnership action, as the case may be Lender's claim on the assets of Guarantor is superior to the claim on the assets of Guarantor of any partner or any holder of any operating unit of any Guarantor.

     5. BORROWER'S REPRESENTATIONS AND WARRANTIES. Borrower hereby reaffirms all of the representations and warranties set forth in the Loan Documents and further represents and warrants that: (a) the recitals set forth above in the Recitals are true, accurate and correct; (b) Borrower is the sole legal and beneficial owner of the Collateral; (c) the Deed of Trust constitutes a valid, first priority lien encumbering the Collateral and there are no other mortgages, deeds of trust or other such liens encumbering the Collateral or any portion thereof; (d) this Amendment constitutes the legal, valid and binding obligation of Borrower enforceable in accordance with its terms; (e) the execution, delivery and performance of this Amendment are within Borrower's power and authority and have been duly authorized by all requisite partnership action, and are not in contravention of any law, or of Borrower's certificate of limited partnership or partnership agreement; (f) there exists no Event of Default under the Note or any other Loan Document; and (g) there are no offsets, claims, counterclaims, cross-claims or defenses with respect to the Loan.

     6. GOVERNING LAW; SEVERABILITY. This Amendment shall be governed by and construed under the internal laws (as opposed to the laws of conflicts) of the State of California. In the event that any provision or clause of this Amendment is construed by a court of competent jurisdiction to be void, invalid or unenforceable, such construction shall not affect other provisions of this Amendment which can be given effect without the void, invalid or unenforceable provision, and to this end the provisions of this Amendment are declared to be severable.

     7. CAPTIONS. Titles and headings appearing in this Amendment are intended solely for means of reference and are not intended to modify any of the provisions of this Amendment.

     8. ENTIRE AGREEMENT. This Amendment constitutes the entire agreement between Borrower and Lender with respect to the subject matter of this Amendment and may not be modified or amended in any manner except in writing executed and delivered by Borrower and Lender.

     9. COUNTERPARTS. This Amendment may be executed in multiple counterparts, each of which, taken together, shall constitute one and the same agreement.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date set forth above.

                                   BORROWER:

                                   MISSION WEST PROPERTIES, L.P.,
                                   a Delaware limited partnership

                                   By:      Mission West Properties, Inc.,
                                            a Maryland corporation
                                            its general partner

                                            By:  /s/ Carl E. Berg
                                                 -------------------------------
                                                 Carl E. Berg
                                                 Chief Executive Officer




                                   LENDER:

                                   CITICORP USA, INC.,
                                   a Delaware corporation


                                   By:      /s/ David Taylor
                                            --------------------------------
                                            David Taylor
                                            Vice President

                           REAFFIRMATION OF GUARANTORS

Guarantor hereby (a) represents and warrants to Lender that, if Guarantor is a partnership, the execution, delivery, and performance of this Reaffirmation are within its partnership powers and have been duly authorized by all necessary partnership action; (b) represents and warrants to Lender that the execution, delivery, and performance of this Reaffirmation shall not constitute a breach of any other document, instrument or agreement to which it is a party or by which its property is bound; (c) consents to the amendment of the Loan Documents pursuant to and on the terms stated in the Amendment, including but not limited to the extension of the Maturity Date to September 6, 2006; (d) acknowledges and reaffirms its obligations owing to Lender under the Guaranty, the Environmental Indemnity and any other Loan Documents to which it is a party; and (e) ratifies, affirms, reaffirms, acknowledges, confirms agrees that each of the Guaranty, the Environmental Indemnity and any other Loan Documents to which it is a party is and shall remain in full force and effect and represents a valid and enforceable obligation of the Guarantor; provided, however, with respect solely to the obligations of Carl E. Berg, an individual ("Berg"), the Guaranty and the Environmental Indemnity shall be null, void and of no further force and effect with respect to events or circumstances first occurring after the date that the conditions precedent to the effectiveness of the Fourth Amendment to Promissory Note shall have been satisfied.

                                   GUARANTOR:



                                   MISSION WEST PROPERTIES, L.P. I,
                                   a Delaware limited partnership

                                   By:   Mission West Properties, Inc.,
                                         a Maryland corporation
                                         its general partner

                                         By:  /s/ Carl E. Berg
                                              ----------------------------------
                                              Carl E. Berg
                                              Chief Executive Officer


                                   MISSION WEST PROPERTIES, L.P. II,
                                   a Delaware limited partnership

                                   By:   Mission West Properties, Inc.,
                                         a Maryland corporation
                                         its general partner

                                         By:  /s/ Carl E. Berg
                                              ----------------------------------
                                              Carl E. Berg
                                              Chief Executive Officer


                                   MISSION WEST PROPERTIES, L.P. III,
                                   a Delaware limited partnership

                                   By:   Mission West Properties, Inc.,
                                         a Maryland corporation
                                         its general partner

                                         By:  /s/ Carl E. Berg
                                              ----------------------------------
                                              Carl E. Berg
                                              Chief Executive Officer


                                   RELEASED GUARANTOR:

                                   /s/ Carl E. Berg
                                   ---------------------------------
                                   CARL E. BERG, an individual

EXHIBIT 31.1


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Carl E. Berg, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended September 30, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

October 29, 2004

Exhibit 31.2


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Raymond V. Marino, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended September 30, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

October 29, 2004

Exhibit 31.3


                             CERTIFICATE PURSUANT TO
                 RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934


I, Wayne N. Pham, certify that:

     1. I have reviewed this Form 10-Q of Mission West Properties, Inc. for the quarterly period ended September 30, 2004;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

October 29, 2004

Exhibit 32


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Mission West Properties, Inc. (the "Company") for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Carl E. Berg, Chairman of the Board and Chief Executive Officer of the Company, and Wayne N. Pham, Vice President of Finance and Controller of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


--------------------------------------------
Carl E. Berg
Chairman of the Board and Chief Executive Officer
October 29, 2004


--------------------------------------------
Wayne N. Pham
Vice President of Finance and Controller
October 29, 2004

     This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.