Form 10-K
period 2004-12-31
MISSION WEST PROPERTIES INC
filed 2005-03-16
CIK 1067419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2004, as reported on the American Stock Exchange, was approximately $218,751,298. As of February 28, 2005, there were 18,097,191 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated By Reference

Portions of Mission West Properties, Inc.'s Proxy Statement for the 2005 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

                          MISSION WEST PROPERTIES, INC.
                          2004 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I
                                                                                                  Page No.
Item 1.         Business                                                                              1
Item 2.         Properties                                                                           16
Item 3.         Legal Proceedings                                                                    22
Item 4.         Submission of Matters to a Vote of Security Holders                                  23

                                     PART II
Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters                                                                  24
Item 6.         Selected Financial Data                                                              25
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  27
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                           48
Item 8.         Consolidated Financial Statements and Supplementary Data                             49
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                  85
Item 9A.        Controls and Procedures                                                              85
Item 9B         Other Information                                                                    85

                                    PART III
Item 10.        Directors and Executive Officers of the Registrant                                   87
Item 11.        Executive Compensation                                                               87
Item 12.        Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                                      87
Item 13.        Certain Relationships and Related Transactions                                       87
Item 14.        Principal Accountant Fees and Services                                               87

                                     PART IV
Item 15.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                    88
                Signatures                                                                           91
                Rule 13a-14 Certifications                                                           92

PART I

ITEM 1. BUSINESS

     ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages research and development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2004, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are six tenants who individually lease in excess of 300,000 rentable square feet from us:
     Microsoft Corporation, Fujitsu America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust ("REIT") since fiscal 1999.

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

     - exchange their operating partnership interests ("O.P. Units") for shares of our common stock;

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

     Carl E. Berg, the Company's Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate in excess of 35 years, most recently through Berg & Berg Enterprises ("Berg & Berg"). In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the board of directors of numerous information technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of information technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in the information technology industry provide a significant benefit to the Company.

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

     ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

     We anticipate that most of our growth, if any, in rentable square footage in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or to be developed in the future by the Berg Group. The Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately 1.4 million square feet of new developments. Nevertheless, at this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group for several years because of the current market conditions in the Silicon Valley.

     In light of this overcapacity in the market, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with large scale residential development activities.
     Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition under the Berg Land Holdings Option Agreement.

     BERG LAND HOLDINGS OPTION AGREEMENT. We believe that control of high quality, developable land is an important strategic factor for continued success in the Silicon Valley market. In December 1998, we entered into the Berg Land Holdings Option Agreement under which we have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been improved with completed buildings and which is zoned, intended or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. In addition, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. Our Independent
     Directors Committee decides whether we will pursue each opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units ("Fully Diluted"), falls below 25%.

     As of December 31, 2004, we had acquired 20 leased R&D properties totaling approximately 1,992,000 rentable square feet under this agreement at a cost of approximately $205.2 million, for which we issued 7,933,849 O.P. Units and assumed debt of approximately $118 million. The principal terms of the agreement include the following:

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

     Although we expect to acquire new properties or joint ventures available to us under the terms of the Berg Land Holdings Option Agreement, subsequent to the approval by the Independent Directors Committee of our Board of Directors, there can be no assurance that we actually will consummate any of the intended transactions. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds From Operation ("FFO") or available cash for distribution. See Item 1, "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

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

     FOCUS ON SINGLE TENANT SILICON VALLEY R&D Properties

     We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has historically contributed to the relatively low turnover and high occupancy rates on our properties. We believe that the relatively small number of tenants (79) occupying our 109 properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

     RECENT RENTAL MARKET DEVELOPMENTS AND THEIR IMPACT ON OUR BUSINESS

     All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly during 2001 through 2004 after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property increased from approximately 22.05% in late 2003 to 22.38% at the end of 2004. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2004 amounted to 34.65 million square feet, of which 26.6%, or 9.2 million square feet, was sublease space. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2003 amounted to approximately (4.0) million square feet. For the year 2004, total negative net absorption declined to approximately (0.3) million square feet as local economic conditions improved, but the overall R&D property market did not recover. The impact of vacancies has not been uniform throughout the area, however. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. In addition, the time to complete the marketing and lease up of vacant space has increased from an average of several months to as much as an average of 12 to 24 months as a result of the increased vacancy in the market.

     For the years ended December 31, 2004 and 2003, average occupancy in our portfolio was 71.7% and 80.5%, respectively. Prior to the first quarter of 2002, we had achieved historical average occupancy levels of above 98% since 1999. We believe that maintaining average occupancy levels above 98% will not be sustainable given the current economic environment, as evidenced by our occupancy level of 70.7% at December 31, 2004.

     Although we scrutinize each prospective tenant's creditworthiness and continually evaluate the financial capacity of both our prospective and existing tenants, a downturn in tenants' businesses may weaken tenants' financial conditions and could result in defaults under their lease obligations. We believe that the average 2005 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents. In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. Leases representing approximately 501,000 square feet, or 4.7% of our 2005 cash rent, are scheduled to expire during 2005. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be adversely affected.

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

     OPERATING PARTNERSHIP AGREEMENTS

     MANAGEMENT

     The operating partnerships consist of four separate limited partnerships engaged in the combined operation and ownership of all our properties. The operating partnership agreements are identical in all material respects for all four of the limited partnerships. Pursuant to the operating partnership agreements, we act as the sole general partner of the operating partnerships, in which capacity we have exclusive control of the business and assets of the operating partnerships and generally have full and complete authority, discretion and responsibility with respect to the operating partnerships' operations and transactions, including, without limitation, acquisitions of additional properties, borrowing funds, raising new capital, leasing buildings, as well as selecting and supervising all employees and agents of the operating partnerships. Through our authority to manage our business and affairs, our Board of Directors directs the business of the operating partnerships.

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

     EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

     Under the Exchange Rights Agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to this Item 1, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

     The shares of our common stock issuable in exchange for the O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the Pending Projects Acquisition Agreement were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to this Item 1, "Risk Factors - Shares eligible for future sale could affect the market price of our stock." The Exchange Rights Agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement. We are obligated to effect no more than two such registrations in any 12-month period. We are obligated to assist the O.P. Unit holders in obtaining a firm commitment underwriting agreement for such resale from a qualified investment-banking firm. If registration on Form S-3, or an equivalent form, is not available for any reason, we will be obligated to effect a registration of the shares to be acquired on exercise of the exchange rights on Form S-11, or an equivalent form, in an underwritten public offering, upon demand by the holders of no fewer than 500,000 O.P. Units. All holders of O.P. Units will be entitled to participate in such registration. We will bear all costs of such registrations other than selling expenses, including commissions and separate counsels' fees of the O.P. Unit holders. We will not be required to affect any registration for resale on Form S-3, or equivalent form of common stock shares issuable to the holder of O.P. Units if the request is for less than 250,000 shares.

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

     EMPLOYEES

     As of February 28, 2005, we employed five people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

     FACILITIES

     We lease office space at 10050 Bandley Drive, Cupertino, California from Berg & Berg Enterprises, Inc. and share clerical staff and other overhead on what we consider to be favorable terms. The total monthly rent payable by us to Berg & Berg Enterprises, Inc. is $7,520.

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

     SPECIAL BOARD VOTING PROVISIONS. Our governing corporate documents, which are our articles of amendment and restatement, or charter, and our bylaws, provide substantial control rights for the Berg Group. The Berg Group's control of our corporation means that the value and returns from an investment in the Company's common stock are subject to the Berg Group's exercise of its rights. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to our charter and bylaws and any merger, consolidation or sale of all or substantially all of our assets. In addition, our bylaws provide that a quorum necessary to hold a valid meeting of the Board of Directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a Fully Diluted basis. Also, directors representing more than 75% of the entire Board of Directors must approve other significant transactions, such as incurring debt above certain amounts and conducting business other than through the operating partnerships. Without the approval of Mr. Berg or his designee, the Board of Directors' approval that we may need for actions that might result in a sale of your stock at a premium or raising additional capital when needed could be difficult or impossible to obtain.

     BOARD OF DIRECTORS REPRESENTATION. The Berg Group members have the right to designate two of the director nominees submitted by our Board of Directors to stockholders for election, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock calculated on a Fully Diluted basis. If the Fully Diluted ownership of the Berg Group members and their affiliates, other than us and the operating partnerships, is less than 15% but is at least 10% of the common stock, the Berg Group members have the right to designate one of the director nominees submitted by our Board of Directors to stockholders for election. Its right to designate director nominees affords the Berg Group substantial control and influence over the management and direction of our corporation. The
     Berg Group's interests could conflict with the interests of our stockholders and could adversely affect the price of our common stock.

     SUBSTANTIAL OWNERSHIP INTEREST. The Berg Group currently owns O.P. Units representing approximately 74.2% of the equity interests in the operating partnerships and approximately 74.2% of our equity interests on a Fully Diluted basis. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

     BERG LAND HOLDINGS. The Berg Group owns several parcels of unimproved land in the Silicon Valley that the operating partnerships and we have the right to acquire under the terms of the Berg Land Holdings Option Agreement. We have agreed to pay an amount based on pre-negotiated terms for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-trading-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the Independent Directors Committee, these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders. The Independent Directors Committee recently authorized the removal of a 160-acre site from the Berg Land Holdings Option Agreement if the Berg Group is able to obtain residential development zoning for any portion of this land. The Independent Directors Committee determined that this site is not likely to be of future development interest to us, and so the Berg Group is now able to pursue its own residential development opportunities for this site. Any portions of such site that are rezoned as residential will no longer be subject to the Berg Land Holdings Option Agreement and will not provide any future benefit to us.

     TAX CONSEQUENCES OF SALE OF PROPERTIES. Because many of our properties have unrealized taxable gain, a sale of those properties could create adverse income tax consequences for the limited partners of the operating partnerships. We have agreed with Carl E. Berg, Clyde J. Berg and John Kontrabecki, a limited partner in two of the operating partnerships, that prior to December 29, 2008, each of them may prevent us and the operating partnerships from selling or transferring any of the properties that were acquired from them in our July 1998 UPREIT acquisition if the proposed sale or other transfer will be a taxable transaction. As a result, our opportunities to sell these properties may be limited. If we need to sell any of these properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders or for other working capital purposes, we may be unable to do so. These restrictions could harm our business and cause our stock price to fall.

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

     RELATED PARTY DEBT. As of December 31, 2004, we had borrowed approximately $9.6 million under our $20 million line of credit with the Berg Group, which is collateralized by five of our properties and expires in March 2006. The line of credit bears interest at an annual rate of LIBOR plus 1.30%. The Berg Group has no obligation to renew this line of credit when it expires, and we may be unable to obtain a similar credit facility on comparable terms. We are also liable under a mortgage loan of $10.4 million due June 2010 that we assumed in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

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

     WE MAY CHANGE OUR INVESTMENT AND FINANCING POLICIES AND INCREASE YOUR RISK WITHOUT STOCKHOLDER APPROVAL.

     Our Board of Directors determines the investment and financing policies of the operating partnerships and our policies with respect to certain other activities, including our business growth, debt capitalization, distribution, and operating policies. Our Board of Directors may amend these policies at any time without a vote of the stockholders. Changes in these policies could materially adversely affect our financial condition, results of operations and ability to make cash distributions to our stockholders, which could harm our business and cause our stock price to fall. For more information please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Policies with Respect to Certain Activities."

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

     OUR SUBSTANTIAL INDEBTEDNESS. Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. When the Berg Group line of credit expires in March 2006, we cannot assure you that we will be able to obtain a replacement line of credit with terms similar to the Berg Group line of credit, or at all. Our cost of borrowing funds could increase substantially after the Berg Group line of credit expires. Under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $100 million outstanding could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of common stock of the Company held by the members of the Berg Group. We have no reason to expect such a sale or transfer in the foreseeable future, but the members of the Berg Group have no obligation to us to refrain from any such sale or other transfer. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire Board of Directors. Our Board of Directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

     OUR REAL ESTATE ASSETS MAY BE SUBJECT TO IMPAIRMENT CHARGES.

     We continually evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset's net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow, the estimated holding period of such assets, the lease up period when properties are vacant and future rental income require the judgment of management.

     In 2004, we recorded an impairment charge to reflect the decline in value of one of our R&D properties held for sale as of the year end. For further discussion of this charge please refer to Part II, Item 8, "Consolidated Financial Statements and Supplementary Data--Note 16, Real Estate Held for Sale/Discontinued Operations." There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. As of the years ended December 31, 2004 and 2003, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company's results of operations and funds from operations in the period in which the charge is taken.

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

     SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

     We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2004, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. Additional common stock reserved under our 2004 Incentive Plan, including stock options, may also be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

ITEM 2.   PROPERTIES

     GEOGRAPHIC AND TENANT FOCUS

     We focus principally on the facility requirements of information technology companies in the Silicon Valley, which include space for office, R&D, light manufacturing and assembly. With the Silicon Valley's highly educated and skilled work force, history of numerous successful start-up companies and large contingent of venture capital firms, we believe that this region will, following the current significant slowdown in the market, continue to spawn successful new high-growth industries and entrepreneurial businesses to an extent matched nowhere else in the United States. We believe that our focus and thorough understanding of the Silicon Valley real estate market enables us to:

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

     PROPERTY PORTFOLIO

     All of our properties are R&D/office type properties. Generally, these properties are one- to two-story buildings of tilt-up concrete construction, have on average 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from approximately 4,500 to 239,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants' requirements with the use of movable dividers.

     The following table sets forth certain information relating to our properties as of December 31, 2004:


                                                                                                            Major
                                                                                                           Tenants'
                                            Total    Percentage                                            Rentable
                                 No. of   Rentable  Leased as of    Average 2004                          Sq. Ft. at   2004 Annual
Location                       Properties  Sq. Ft.  Dec. 31, 2004    Occupancy   Major Tenants             12/31/04    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5300-5350 Hellyer Avenue (2)       2       160,000      100%            100%     Tyco Electronics Corp.     160,000     $ 3,415,600


10401-10411 Bubb Road (2)          1        20,330      100%            100%     Celerity Systems, Inc.      15,830         290,474

45365 Northport Loop West          1        64,218       31%             31%     Applied Micro Circuits Corp.19,727         367,858

45700 Northport Loop East          1        47,570      100%            100%     Philips Electronics         47,570         823,248

45738 Northport Loop West          1        44,256      100%            100%     EIC Corporation             44,256         584,872

4050 Starboard Drive               1        52,232      100%            100%     Flash Electronics, Inc.     52,232         621,561

3501 W. Warren Avenue &            1        67,864       52%             18%     ASM Nutool, Inc.            35,340          96,236
46600 Fremont Blvd.


                                                                                                            Major
                                                                                                           Tenants'
                                            Total    Percentage                                            Rentable
                                 No. of   Rentable  Leased as of    Average 2004                          Sq. Ft. at   2004 Annual
Location                       Properties  Sq. Ft.  Dec. 31, 2004    Occupancy   Major Tenants             12/31/04    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
48800 Milmont Drive                1        53,000        0%              0%     Vacant                           -               -

4750 Patrick Henry Drive           1        65,780       53%             31%     CHIPS ag, Inc.              35,124         178,850

Triangle Technology Park (2)       7       416,927       62%             63%     Intevac Corporation        119,583       5,517,940
                                                                                 JDS Uniphase Corporation    50,212
                                                                                 Xicom Technology, Inc.      47,480
                                                                                 IXYS Technologies, Inc.     19,600

5850-5870 Hellyer Avenue           1       109,715        7%              7%     Silver Creek Valley Church   7,675         127,715

5750 Hellyer Avenue                1        73,312        0%              0%     Vacant                           -               -

800 Embedded Way                   1       239,000        0%              0%     Vacant                           -               -

5500-5550 Hellyer Avenue           2       196,534       23%             23%     ACT Electronics, Inc.       46,120         675,658

5400 Hellyer Avenue                1        77,184       71%             30%     Tasman Networks, Inc.       32,902         238,139
                                                                                 StorCard, Inc.              21,750

5325-5345 Hellyer Ave.             2       256,500      100%            100%     Celestica Asia, Inc.       256,500       4,895,376

5905-5965 Silver Creek             4       346,000      100%            100%     CIENA Corporation          346,000       8,993,502

855 Embedded Way                   1        67,912      100%            100%     Lynuxworks, Inc.            67,912       1,515,690

1065 La Avenida Street             5       515,700      100%            100%     Microsoft Corporation      515,700      21,997,381

1750 Automation Parkway            1        80,641      100%            100%     JDS Uniphase Corporation    80,641       1,240,738

1756 Automation Parkway            1        80,640      100%            100%     JDS Uniphase Corporation    80,640       1,987,164

1762 Automation Parkway            1        61,100      100%            100%     JDS Uniphase Corporation    61,100       2,291,464

1768 Automation Parkway            1       110,592      100%            100%     JDS Uniphase Corporation   110,592       3,416,737

255 Caspian Drive                  1        98,500        0%              0%     Vacant                           -               -

245 Caspian Drive (3)              1             -        0%              0%     Vacant                           -               -

5970 Optical Court                 1       128,520      100%            100%     Photon Dynamics, Inc.      128,520       1,710,012

5900 Optical Court                 1       165,000      100%            100%     Stryker Endoscopy          165,000       4,320,858

2630 Orchard Parkway               1        60,633       64%              5%     Maranti, Inc.               38,506               -

2610 Orchard Parkway               1        54,093        0%             25%     Vacant                           -         297,514

55 West Trimble Road               1        91,722        0%             25%     Vacant                           -         504,410

2001 Walsh Avenue                  1        80,000      100%            100%     NEC Electronics America,    80,000         766,666
                                                                                    Inc.

2880 Scott Boulevard               1       200,000      100%            100%     NEC Electronics America,   200,000       3,275,193
                                                                                    Inc.

2890 Scott Boulevard               1        75,000      100%            100%     NEC Electronics America,    75,000       2,121,341
                                                                                    Inc.

2800 Scott Boulevard               1        98,430       75%             75%     Nvidia Corporation          73,604         477,378

2300 Central Expressway            1        46,338      100%            100%     JDS Uniphase Corporation    46,338       3,234,973

2220 Central Expressway            1        62,522      100%            100%     BRE/San Tomas LLC           62,522       1,000,000

2330 Central Expressway            1        62,522        0%              0%     Vacant                           -               -

2251 Lawson Lane                   1       125,000      100%            100%     Fujitsu IT Holdings, Inc.  125,000       1,335,703

1230 East Arques                   1        60,000      100%            100%     Fujitsu IT Holdings, Inc.   60,000         327,069

1250 East Arques                   4       200,000      100%            100%     Fujitsu IT Holdings, Inc.  200,000         812,617

                                                                                                            Major
                                                                                                           Tenants'
                                            Total    Percentage                                            Rentable
                                 No. of   Rentable  Leased as of    Average 2004                          Sq. Ft. at   2004 Annual
Location                       Properties  Sq. Ft.  Dec. 31, 2004    Occupancy   Major Tenants             12/31/04    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
3120 Scott Blvd. (4)               1        75,000       16%             40%     DSP Group, Inc.             12,000         430,227

20400 Mariani Avenue               1       105,000      100%            100%     Dade Behring, Inc.         105,000       1,514,319

10500 De Anza Blvd.                1       211,000      100%            100%     Apple Computer, Inc.       211,000       5,206,608

20605-705 Valley Green Dr.         2       142,000      100%            100%     Apple Computer, Inc.       142,000       3,158,233

10300 Bubb Road                    1        23,400      100%            100%     Apple Computer, Inc.        23,400         432,900

10440 Bubb Road                    1        19,500      100%             83%     Lightmaster Systems, Inc.   10,573         201,513

10460 Bubb Road                    1        45,460       67%             67%     Luminous Networks, Inc.     30,460         563,510

1135 Kern Avenue                   1        18,300       50%             50%     Broadmedia, Inc.             9,150          90,024

1190 Morse Avenue &                1        28,350        0%             55%     Vacant                           -         189,376
405 Tasman Avenue

450 National Avenue                1        36,100      100%            100%     ePeople, Inc.               36,100       1,265,202

3301 Olcott Street                 1        64,500        0%              0%     Vacant                           -               -

2800 Bayview Avenue                1        59,736        0%             35%     Vacant                           -               -

6850 Santa Teresa Blvd.            1        30,000       59%             59%     Indala Corporation          17,650         327,408

6810 Santa Teresa Blvd.            1        54,996      100%            100%     Polaris Networks, Inc.      54,996         971,574

140-160 Great Oaks Blvd. &         2       105,300       75%             75%     Amtech Microelectronics, Inc31,500       1,294,137
6781 Via Del Oro                                                                 Saint Gobain                21,800
                                                                                 Santa Clara Water District  25,429

6540-6541 Via Del Oro &            2        66,600       74%             74%     Exsil, Inc.                 20,076         749,418
6385-6387 San Ignacio Ave.                                                       Modutek Corporation         17,400

6311-6351 San Ignacio Ave.         5       362,767       44%             63%     Saint Gobain                95,953       3,464,662
                                                                                 Avnet, Inc.                 32,154
                                                                                 Teledex, LLC                30,000

6320-6360 San Ignacio Ave.         1       157,292       71%             71%     Nortel Networks Corp.       92,692       3,701,556
                                                                                 Quantum 3D, Inc.            19,600

75 East Trimble Road &             2       170,810      100%            100%     Comerica Bank               93,984       2,754,646
2610 North First Street                                                          County of Santa Clara       70,795

2033-2243 Samaritan Drive          3       235,122       36%             36%     Texas Instruments, Inc.     48,677       3,594,871
                                                                                 State Farm Insurance        23,801
                                                                                 Good Samaritan Hospital     12,286

1170 Morse Avenue                  1        39,231      100%            100%     The Parkinson's Institute   39,231         541,392

3236 Scott Blvd.                   1        54,672      100%            100%     Celeritek, Inc.             54,672       1,176,197

1212 Bordeaux Lane                 1        71,800      100%            100%     Northrop Grumman Corp.      71,800       1,402,077

McCandless Technology Park        14       705,956       48%             54%     Arrow Electronics, Inc.     92,862       7,122,965
                                                                                 Chartered Semiconductor Mfg.45,312
                                                                                 ST Assembly Test
                                                                                 Services, Inc.              33,984
                                                                                 Hermes Microvision, Inc.    25,285
                                                                                 ASM International           22,624
                                                                                 A&D Engineering, Inc        19,332

1600 Memorex Drive                 1       107,500      100%            100%     Sasco Electric              84,700         824,934
                                                                                 International Network
                                                                                 Services                    22,800

1688 Richard Avenue                1        52,800      100%            100%     NWE Technology, Inc.        52,800         472,896

                                                                                                            Major
                                                                                                           Tenants'
                                            Total    Percentage                                            Rentable
                                 No. of   Rentable  Leased as of    Average 2004                          Sq. Ft. at   2004 Annual
Location                       Properties  Sq. Ft.  Dec. 31, 2004    Occupancy   Major Tenants             12/31/04    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
1700 Richard Avenue                1        58,783      100%            100%     Broadwing Comm Services,    58,783         720,091
                                                                                    Inc.

                                ------------------                                                                     -------------
         TOTAL                   109     7,917,262                                                                     $121,630,673
                                ==================                                                                     =============

(1) Annual cash rents do not include any effect for recognition of rental income on the straight-line method of accounting required by generally accepted accounting principles in the United States of America under which contractual rent payment increases are recognized evenly over the lease term.
(2)  Joint venture properties.
(3) Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired during 2001.
(4) The property at 3120 Scott Boulevard was designated as asset held for sale at December 31, 2004 and was sold in January 2005.


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

LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the properties beginning with 2005, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 2,358,928 rentable square feet that was vacant as of January 1, 2005.

                            Number of                                                           Percentage of Total Annual
           Year of Lease     Leases      Rentable Square Footage      2005 Annual Base Rent      Base Rent Represented By
            Expiration      Expiring   Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
         --------------------------------------------------------------------------------------------------------------------
               2005            21                501,460                $  4,760,370                         4.7%

               2006            15                551,608                  15,437,030                        15.1%

               2007            19              1,126,081                  21,327,717                        20.9%

               2008             7                300,023                   3,584,473                         3.5%

               2009            14                711,305                  11,807,241                        11.6%

               2010             6                452,186                   8,123,520                         8.0%

               2011             3                696,484                  14,533,982                        14.2%

               2012             3                335,187                   7,310,028                         7.2%

               2014             3                649,000                  11,692,924                        11.4%

            Thereafter          1                160,000                   3,518,068                         3.4%
                           --------------------------------------------------------------------------------------------------

                               92              5,483,334                $102,095,353                         100%
                           ==================================================================================================


(1) The base rent for leases expiring is based on scheduled 2005 cash rents, which are different than annual rents determined in accordance with GAAP.
(2)  Based upon 2005 cash rents as discussed in Note (1).


If we are unable to lease a significant portion of the available space or space scheduled to expire in 2005 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be adversely affected.

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

ITEM 3.   LEGAL PROCEEDINGS

     Neither the operating partnerships, the properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, the properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business. We do not expect any of such proceedings to have a material adverse effect on our cash flows, financial condition or results of operations. We are currently involved in or have recently concluded the following legal proceedings which we believe the ultimate outcome, will have no material adverse effect on our financial statements.

     REPUBLIC PROPERTIES CORPORATION ("RPC") V. MISSION WEST PROPERTIES, L.P. ("MWP"), IN THE CIRCUIT COURT OF MARYLAND FOR BALTIMORE CITY CASE NO. 24-C-00-005675. RPC is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004 the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of $933,548 to the RPC plaintiffs, which must be paid by us or MWP. The court denied all requests by MWP, including a declaration that all of RPC's interests in Heller L.P. were validly converted to limited partnership interests and transferred to MWP or its designee in accordance with the terms of the Hellyer L.P. partnership agreement. The court also denied RPC's request for an injunction ordering the reinstatement of RPC's partnership interests in Hellyer L.P. We have appealed the decision to the Maryland Appeals Court. We do not believe that any further court decisions in this case, for or against us and MWP, will have a material adverse effect on our business. We have a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP which exceeds the amount of the damages awarded to the RPC parties and would be used to pay for those damages in the event the decision of the Circuit Court is upheld ultimately. Furthermore, we have never accounted for the 50% interest of RPC as our asset and if RPC is deemed to have retained that interest or reacquires that interest our balance sheet and financial condition would not be impacted. Although to date, we have consolidated the assets, liabilities and operating results of the Hellyer LP and allocated 50% of the operating income to the minority interest holder. In February 2001, we filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case. In July
     2004, RPC attached our bank account for approximately $1.1 million. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara, the parties agreed that we will post a $1.5 million bond and RPC will remove the attachment of our bank account until final resolution of the appeal in Maryland. On February 4, 2005, the Maryland Appeals Court heard our appeal. On March 1, 2005, the Maryland Appeals Court ruled in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction in the RPC suit. The Maryland Appeals Court will issue its mandate within 30 days, after which RPC will have 15 days to seek a writ of certiorari to the Maryland Appeals Court.

     In January 2004, we filed the case of MISSION WEST PROPERTIES, L.P. V. PREMISYS COMMUNICATIONS, INC. AND ZHONE TECHNOLOGIES, INC. IN THE SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF ALAMEDA CASE NO. HG03118906 for breach of lease agreement and claimed damages of $1,399,042. In April 2004, we settled the matter and received a payment of $1,100,000. This amount was recorded in other income during the second quarter of 2004.

     In December 2003, CRAIG R. JALBERT LIQUIDATING CEO, AS REPRESENTATIVE OF THE ESTATE OF THE CONSOLIDATED DEBTORS FOR ACT MANUFACTURING, INC V. MISSION WEST PROPERTIES, L.P. filed an action in United States Bankruptcy Court District of Massachusetts Case No. 01-47641 (JBR) asserting that payments of $481,749 made in the ordinary course of business within 90 days of the ACT bankruptcy filing were preference payments. In December 2004, we settled this matter and received a final payment of $276,166, which we recorded as other income in our consolidated statements of operations.

     In January 2004, the GLOBAL CROSSING ESTATE REPRESENTATIVE, FOR ITSELF AND THE LIQUIDATING TRUSTEE OF THE GLOBAL CROSSING LIQUIDATING TRUST V. MISSION WEST PROPERTIES L.P. filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of $815,052 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were preference payments. In addition, the Global debtors and the Creditors' Committee filed an objection to the unsecured claim filed by Mission West Properties in the Global cases for $16,710,605. A hearing on the claim objection is set for March 23, 2005. A trial date has not been set for either the unsecured claim objection or preference litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     a) The annual meeting of stockholders of the Company was held on November 24, 2004 in which proxies representing 16,066,957 shares of common stocks, or 88.9% of the total outstanding shares, voted.

     b) At the annual meeting of stockholders, Carl E. Berg, John C. Bolger, William A. Hasler, Lawrence B. Helzel, and Raymond V. Marino were elected as directors for the ensuing year, all of whom were serving on the board of directors at the time of the meeting.

     c)   The following proposals were voted upon at the meeting:

          Proposal No. 1: Election of Directors


                                           Total Vote for Each       Total Vote Withheld
             Directors                          Director              from Each Director         Total Abstentions
             ---------------------------- ----------------------     ----------------------    ----------------------
             Carl E. Berg                      15,784,039                   82,226                    200,692
             John C. Bolger                    15,766,691                   99,574                    200,692
             William A. Hasler                 15,764,941                  101,324                    200,692
             Lawrence B. Helzel                15,767,411                   98,854                    200,692
             Raymond V. Marino                 15,614,292                  251,973                    200,692


     Proposal No. 2: Approval of (i) the adoption of the Company's 2004 Equity Incentive Plan, (ii) the transfer to the 2004 Equity Incentive Plan of up to 3,991,089 remaining shares available for grant under the 1997 Stock Option Plan; (iii) the transfer of up to 767,000 shares subject to outstanding options under the 1997 Stock Option Plan if they expire unexercised; and (iv) the material terms of the 2004 Equity Incentive Plan and the performance goals thereunder for purposes of Internal Revenue Code
     Section 162(m). There were 6,590,691 votes in favor of the proposal, 3,358,560 votes against the proposal and 212,925 abstentions.

     Proposal No. 3: Ratification of the selection of the accounting firm of BDO Seidman, LLP as the Company's independent registered public accounting firm for the year ended December 31, 2004. There were 15,979,270 votes in favor of the proposal, 29,244 votes against the proposal and 58,442 abstentions.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The high and low closing sale prices per share of common stock as reported on AMEX during each quarter of 2004 and 2003 were as follows:

                                                     2004                              2003
                                         -----------------------------     -----------------------------
                                             High            Low               High            Low
                                         -------------   -------------     -------------   -------------
                1st Quarter                 $14.00          $12.81            $10.25          $ 9.02
                2nd Quarter                 $13.44          $11.40            $11.95          $ 9.50
                3rd Quarter                 $12.14          $ 9.95            $12.74          $11.07
                4th Quarter                 $10.95          $ 9.51            $13.45          $12.32


     On February 28, 2005, there were 196 registered holders of the Company's common stock. We declared and paid dividends in each quarter of 2004 and 2003. We expect to pay quarterly dividends during 2005. The following tables show information for quarterly dividends for 2004 and 2003.

                                                              2004
                                         -----------------------------------------------
                                            Record          Payment           Dividend
                                             Date            Date            Per Share
                                         -------------   -------------     -------------
                1st Quarter                03/31/04        04/08/04           $0.24
                2nd Quarter                06/30/04        07/08/04            0.24
                3rd Quarter                09/30/04        10/07/04            0.24
                4th Quarter                12/31/04        01/07/05            0.16
                                                                           -------------
                   Total                                                      $0.88
                                                                           =============


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
                                                                           =============

     For federal income tax purposes, we have characterized 98% of the dividends declared in 2004 and 2003 as taxable ordinary income and 2% as return of capital.

     The closing price of our common stock on December 31, 2004, the last trading day, was $10.64 per share.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information for Mission West Properties, Inc. See Part II - Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations"
     - Overview and Company History for discussion of business combinations and property dispositions that materially affect the comparability of the selected financial data.

     Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8, "Consolidated Financial Statements and Supplementary Data," below) and is as follows:

                                                                                   Year Ended December 31,
                                                          --------------------------------------------------------------------------
                                                              2004           2003            2002           2001           2000
                                                          -------------  --------------  -------------  -------------  -------------
                                                                        (dollars in thousands, except per share data)
         OPERATING DATA:
         Revenue:
             Rental revenue from real estate               $119,523       $129,511        $128,553       $125,002        $96,341
             Tenant reimbursements                           14,946         18,726          19,957         17,337         14,407
             Other income                                     6,914          4,527           4,248          2,465          1,216
                                                          -------------  --------------  -------------  -------------  -------------
         Total revenues                                     141,383        152,764         152,758        144,804        111,964
                                                          -------------  --------------  -------------  -------------  -------------

         Expenses:
            Property operating, maint. and real estate taxes 20,540         21,220          23,809         18,364         14,798
            Interest                                         17,581         16,446           9,588          8,704          8,290
            Interest (related parties)                        1,077          1,064           3,422          4,709          4,475
            General and administrative                        2,011          1,324           1,488          1,284          1,065
            Depreciation and amortization of real estate     21,669         20,525          18,064         16,497         14,929
                                                          -------------  --------------  -------------  -------------  -------------
         Total expenses                                      62,878         60,579          56,371         49,558         43,557
                                                          -------------  --------------  -------------  -------------  -------------
         Income before gain on sales of assets, equity in
          earnings of unconsolidated joint venture and
          minority interests                                 78,505         92,185          96,387         95,246         68,407
            Gain on sales of assets                               -              -               -         11,453            501
            Equity in earnings of unconsolidated joint
             venture                                          2,947          3,885               -              -              -
            Minority interests                               67,699         80,069          80,548         89,107         56,856
                                                           -------------  --------------  -------------  -------------  ------------
            Income from continuing operations                13,753         16,001          15,839         17,592         12,052
         Discontinued operations, net of minority interests:
            Gain from disposal of discontinued
             operations                                           -              -           1,018              -              -
            (Loss)/income attributable to discontinued
             operations (4)                                    (441)           211             258            494            527
                                                          -------------  --------------  -------------  -------------  -------------
         (Loss)/income from discontinued operations            (441)           211           1,276            494            527
                                                          -------------  --------------  -------------  -------------  -------------

         Net income to common stockholders                  $13,312        $16,212         $17,115        $18,086        $12,579
                                                          =============  ==============  =============  =============  =============
         Net income to minority interests                   $66,100        $80,836         $86,641        $91,312        $59,054
                                                          =============  ==============  =============  =============  =============

         Basic net income from continuing operations per
          share                                               $0.76          $0.90           $0.91          $1.03          $0.71
         Diluted net income from continuing operations
          per share                                           $0.76          $0.90           $0.89          $1.00          $0.69

         Basic net (loss)/income from discontinued
          operations per share                               ($0.02)         $0.01           $0.07          $0.03          $0.03
         Diluted net (loss)/income from discontinued
          operations per share                               ($0.02)         $0.01           $0.07          $0.03          $0.03

         Basic net income per share                           $0.74          $0.91           $0.98          $1.06          $0.74
         Diluted net income per share                         $0.74          $0.91           $0.96          $1.03          $0.72
         Dividends per share                                  $0.88          $0.96           $0.96          $0.89          $0.68

            PROPERTY AND OTHER DATA:
            Total properties, end of period (3)                 109            109             101             97             89
            Total square feet, end of period (000's)          7,917          7,917           7,164          6,799          6,196
            Average monthly rental revenue per square foot (1)$1.80          $1.77           $1.71          $1.59          $1.36
            Occupancy at end of period                           71%            77%             84%            97%            99%

            FUNDS FROM OPERATIONS (2):                     $103,320       $117,918        $118,444       $115,013        $86,650

            Cash flows from operating activities           $105,070       $116,493        $117,368       $111,157        $84,580
            Cash flows used in investing activities          (1,519)      (109,983)        (20,744)        (3,040)        (2,736)
            Cash flows used in financing activities        (106,161)        (6,860)        (97,455)      (107,498)       (83,706)

                                                                                        December 31,
                                                          --------------------------------------------------------------------------
                                                              2004            2003            2002           2001          2000
                                                          -------------  --------------  -------------  -------------  -------------
                                                                                    (dollars in thousands)
            BALANCE SHEET DATA:
            Real estate assets,
              net of accumulated depr. & amort.           $  960,863     $  985,751        $886,122       $857,653       $807,456
            Total assets                                   1,005,656      1,032,632         926,783        909,953        826,910
            Line of credit - related parties                   9,560          6,320          58,792         79,887         50,886
            Revolving line of credit                          24,208         23,965          23,839              -              -
            Loan payable                                           -              -          20,000              -              -
            Debt                                             292,822        299,858         125,062        127,416        132,055
            Debt - related parties                            10,420         10,762          11,078         11,371         11,643
            Total liabilities                                380,355        394,324         289,817        286,768        255,505
            Minority interests                               512,089        524,918         526,580        514,810        469,332
            Stockholders' equity                             113,212        113,390         110,386        108,375        102,073
            Common stock outstanding                      18,097,191     17,894,691      17,487,329     17,329,779     17,025,365
            O.P. Units issued and outstanding             86,384,695     86,398,064      86,474,032     85,762,541     83,576,027

(1) Average monthly rental revenue per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.
(2) Funds From Operations ("FFO") is a non-GAAP financial instrument used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and gains and losses from debt restructuring and sales of discontinued operations, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. We have revised our FFO computations for 2002 and 2001 for the inclusion of the amortization of leasing commissions in depreciation and amortization of real estate in order to be comparable to our 2004 and 2003 FFO presentation and to more closely conform to the NAREIT's FFO definition. Additionally, our 2004 and 2003 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. FFO should not be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. SEE PART II - ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FUNDS FROM OPERATIONS" FOR
     RECONCILIATION OF OUR FFO FIGURES TO OUR NET INCOME DETERMINED IN ACCORDANCE WITH GAAP.
(3) As of December 31, 2004, 2003, 2002 and 2001, total properties include a property at 245 Caspian in Sunnyvale with no building. During 2001, the Company paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.
(4) Upon the implementation of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results is not comparable between years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES OF MISSION WEST PROPERTIES, INC. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN PART I -
     ITEM 1, "BUSINESS - RISK FACTORS."

     OVERVIEW AND BACKGROUND

     Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties in a transaction completed September 2, 1997. At that time the Berg Group and the other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships through the purchase of the general partnership interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partnership interests represented the balance of the ownership of the operating partnerships. At December 31, 2004, we owned a 17.26% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

     We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 4 million rentable square feet of R&D buildings under the Pending Project Acquisition Agreement, the Berg Land Holdings Option Agreement, and from unrelated third parties. The total cost of these properties was approximately $619 million. We issued a total of 27,962,025 O.P. Units and assumed debt totaling approximately $308 million to acquire them. Major property acquisitions made by us from unrelated sellers include the following:

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

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent receivables, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results may differ from these estimates under different assumptions or conditions.

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

     BUSINESS COMBINATIONS. Statement of financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commissions amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS No. 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market and above market in place leases, and the determination of their useful lives are guided by a combination SFAS No. 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

     IMPAIRMENT OF LONG-LIVED ASSETS. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. As discussed in Note 16 to the consolidated financial statements, we recognized an impairment loss in 2004 on one asset held for sale under the application of this standard.

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

     LEASE TERMINATION. Lease termination fees are recognized as other income when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

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

     With regards to critical accounting policies, where applicable, we have explained and discussed the criteria for identification and selection, methodology in application and impact on the financial statements with the Audit Committee of our Board of Directors, which has reviewed these policies.

     RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003.

     RENTAL REVENUE FROM CONTINUING PROPERTY OPERATIONS

     As of December 31, 2004 and 2003, through our controlling interests in the operating partnerships, we owned 109 R&D properties totaling approximately
     7.9 million rentable square feet. We did not purchase any new properties in 2004.

     The following table depicts the amounts of rental revenue from continuing operations for the years ended December 31, 2004 and 2003 represented by our historical properties and the properties acquired in each such year and the percentage of the total increase in rental revenue over the period that is represented by each group of properties.

                                                  December 31,
                                        ----------------------------------
                                                                                                    % Change by       % of Total Net
                                             2004                2003            $ Change          Property Group         Change
                                        --------------      --------------     --------------      --------------     --------------
                                                         (dollars in thousands)
         Same Property (1)                  $107,851            $121,411          ($13,560)             (11.2%)            (10.5%)
         2003 Acquisitions (2)                11,672               8,100             3,572               44.1%               2.8%
                                        --------------      --------------     --------------                         --------------
              Total/Overall                 $119,523            $129,511          ($ 9,988)              (7.7%)             (7.7%)
                                        ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2003 that we still owned as of December 31, 2004.

(2) Operating rental revenue for 2003 Acquisitions do not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003. 2004 and 2003 amounts include approximately $1.9 million and $1.4 million, respectively, of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141.

     For the year ended December 31, 2004, our rental revenue from real estate decreased by ($10.0) million, or (7.7%) from $129.5 million for the year ended December 31, 2003 to $119.5 million for the same period in 2004. Pursuant to SFAS 141, $1.9 million and $1.4 million of amortization expense with respect to above-market leases included in the San Tomas Technology Park acquisition was offset against rental revenue and not separately stated as amortization expense for the years ended December 31, 2004 and 2003, respectively. The ($10.0) million decrease in rental revenue resulted from adverse market conditions as "Same Property" rents decreased by ($13.6) since our portfolio physical occupancy rate decreased by (6.6%) and average market rental rates decreased. However, rents from properties acquired in 2003 added approximately $3.6 million of rental revenue due to a full 12 months of operations in 2004. The decline in rental revenue from the "Same Property" portfolio was a result from the loss of several tenants due to cessation of operations, tenant relocation or tenant requiring lesser space.

     Our overall physical occupancy rate at December 31, 2004 and 2003 was approximately 70.7% and 77.3%, respectively. According to BT Commercial Real Estate, the occupancy rate for R&D property in the Silicon Valley at December 31, 2004 was approximately 77.6%. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley bidding for tenants, our occupancy rate may drop further in 2005 if the 501,000 rentable square feet scheduled to expire is not renewed or re-leased. Factors that contributed to our low physical occupancy rate are primarily the general downturn in the Silicon Valley's economy in recent years, the softening of our market specifically and the expected weaker performance of our properties.

     EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE

     As of December 31, 2004, we had investments in four R&D buildings, totaling 593,000 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2004 and
     2003, equity in earnings from the unconsolidated joint venture was approximately $2.9 million (including $1 million relating to lease termination income) and $3.9 million (including $1.4 million relating to a gain from the sale of real estate which was acquired from a related party which did not occur in 2004), respectively.

     OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS

     The following table depicts the amounts of other income from continuing operations for the years ended December 31, 2004 and 2003.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by
                                               2004                2003            $ Change              Group
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)

         Other income                         $6,914              $4,527             $2,387               52.7%

     Other income of approximately $6.9 million for the year ended December 31, 2004 included approximately $4.3 million from termination fees and $1.2 million from tenant bankruptcy settlements. Other income of approximately $4.5 million for 2003 included approximately $2.2 million from tenant bankruptcy settlements.

     EXPENSES FROM CONTINUING PROPERTY OPERATIONS

     The following table reflects the increase in property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2004 over property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2003 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                                  December 31,
                                        ----------------------------------
                                                                                                    % Change by       % of Total Net
                                             2004                2003            $ Change          Property Group         Change
                                        --------------      --------------     --------------      --------------     --------------
                                                           (dollars in thousands)
         Same Property (1)                   $18,192             $19,638            ($1,446)              (7.4%)             (6.8%)
         2003 Acquisitions (2)                 2,348               1,582                766               48.4%               3.6%
                                        --------------      --------------     --------------                         --------------
              Total/Overall                  $20,540             $21,220              ($680)              (3.2%)             (3.2%)
                                        ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2003 that we still owned as of December 31, 2004.
(2) Operating expenses and real estate taxes for 2003 Acquisitions do not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003.

     Operating expenses and real estate taxes from continuing operations, on a combined basis, decreased by ($0.7) million, or (3.2%), from $21.2 million for the year ended December 31, 2003 to $20.5 million for the year ended December 31, 2004. Tenant reimbursements from continuing operations decreased by ($3.8) million, or (20.2%), from $18.7 million for the year ended December 31, 2003 to $14.9 million for the year ended December 31, 2004. The overall decrease in tenant reimbursements, operating expenses and real estate taxes resulted primarily from reductions in assessed property values on existing properties as a result of property tax appeals that we filed under California's Proposition 8 and lower occupancy during the periods presented. Total operating expenses and real estate taxes exceeded tenant reimbursements because of vacancies, which reached approximately 2.3 million rentable square feet by year-end 2004. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. We expect tenant reimbursements to decrease further in the coming year as our vacancy rate increases. At December 31, 2004 our vacancy rate was 29%.

     General and administrative expenses increased by approximately $0.7 million, 51.9%, from $1.3 million for the year ended December 31, 2003 to $2.0 million for the year ended December 31, 2004, primarily due to incurring additional legal and accounting expenses in connection with the resignation of PricewaterhouseCoopers LLP, our former independent accountants, the need to re-audit the consolidated financial statements for years 2001 and 2002 and audit 2003 results, and expenses related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2004 and 2003.

                                                    December 31,
                                          ----------------------------------
                                              2004                2003             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)

         Depreciation & amortization         $21,669             $20,525             $1,144                5.6%

     Depreciation and amortization expense of real estate from continuing operations increased by $1.1 million, or 5.6%, from $20.5 million for the year ended December 31, 2003 to $21.6 million for the year ended December 31, 2004. The increase was attributable to the recognition of a full year of depreciation from the acquisition of eight R&D properties in 2003. Of the $1.1 million increase in depreciation and amortization expense of real estate, approximately $0.7 million represented amortization expense for in place leases comprising a portion of the value of the assets acquired in the acquisitions of the Orchard-Trimble property and the San Tomas Technology Park.

     The following table depicts the amounts of interest expense from continuing operations for the years ended December 31, 2004 and 2003.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by
                                                2004                2003           $ Change              Group
                                          --------------      --------------     --------------      --------------
                                                           (dollars in thousands)
         Interest                            $17,581             $16,446             $1,135                6.9%
         Interest (related parties)            1,077               1,064                 13                1.2%
                                          --------------      --------------     --------------
              Total                          $18,658             $17,510             $1,148                6.6%
                                          ==============      ==============     ==============

     Interest expense increased by $1.1 million, or 6.9%, from $16.5 million for the year ended December 31, 2003 to $17.6 million for the year ended December 31, 2004. The increased expense resulted from additional debt that the Company incurred under a new $80 million collateralized loan obtained from Citicorp USA, Inc. in 2003 and a $40 million line of credit established with Cupertino National Bank, the proceeds of which were used primarily for the acquisition of the San Tomas Technology Park in 2003. Interest expense (related parties) increased by $13,000, or 1.2%, primarily due to higher interest rates of 4.08% at December 31, 2004 compared to 2.52% at December 31, 2003.

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

     NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS

     The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2004 and 2003.

                                                         December 31,
                                             -------------------------------------
                                                                                                                % Change by
                                                  2004                  2003               $ Change                Group
                                             ----------------      ---------------      ----------------      ----------------
                                                               (dollars in thousands)
         Net income to shareholders               $13,312              $16,212             ($ 2,900)               (17.9%)
         Net income to minority interests          66,100               80,836              (14,736)               (18.2%)
                                             ----------------      ---------------      ----------------
              Total                               $79,412              $97,048             ($17,636)               (18.2%)
                                             ================      ===============      ================

     As of December 31, 2004 and 2003, we owned a general partnership interest of 17.16%, 21.63%, 16.14% and 12.38% and 16.95%, 21.61%, 15.98% and 12.37%
     in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 17.26% and 17.02% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2004 and 2003, respectively. Net income to common stockholders decreased by ($2.9) million, or (17.9%), from $16.2 million for the year ended December 31, 2003 to $13.3 million for the year ended December 31, 2004. Our net income attributable to minority interests decreased by ($14.7) million, or (18.2%), from $80.8 million for the year ended December 31, 2003 to $66.1 million for the year ended
     December 31, 2004. The decrease in net income attributable to common stockholders and minority interests is primarily due to lower income from continuing operations as a result of the decrease in revenues and increase in expenses as previously discussed above. Minority interest represents the limited partners' ownership interest of 82.74% and 82.98% in the operating partnerships, on a weighted average basis, as of December 31, 2004 and 2003, respectively. The decrease in the minority interest percentage resulted from the issuance of additional shares of common stock from the exchange of O.P. Units for common stocks by minority interest holders and the exercise of stock options.

     INCOME/(LOSS) FROM DISCONTINUED OPERATIONS

     The following table depicts the amounts of income/(loss) from discontinued operations for the years ended December 31, 2004 and 2003.


                                                         December 31, 2004        December 31, 2003
                                                       ---------------------    --------------------
                                                                (dollars in thousands)
         Income/(loss) attributable to
         discontinued operations                           ($2,041)                  $  979
         Minority interest in earnings
         attributable to discontinued operations             1,600                     (768)
                                                       ---------------------    --------------------
         Total income/(loss) from discontinued
         operations                                        ($  441)                  $  211
                                                       =====================    ====================

     In accordance with our adoption of SFAS No. 144, in 2004 we classified a property consisting of 75,000 rentable square feet separately as an asset held for sale on the accompanying consolidated balance sheets and reported the operating results of the asset held for sale as discontinued operations on the accompanying consolidated statements of operations. As of December 31, 2004, management believed that the asset held for sale was impaired as the asset's net book value exceeded the expected net sale price of the asset. We decided to sell that property after an unsolicited offer was made from an unrelated third party. An impairment charge of approximately ($2.2) million was recorded to reduce the carrying value of the asset to its fair value, less selling costs. We sold this property on January 5, 2005 for $8.5 million. Also see Note 19, "Subsequent Events," to the consolidated financial statements

     SFAS No. 144 requires  prior period results of operations for this property
     to  be  restated  and  presented  in   discontinued   operations  in  prior
     consolidated statements of operations.

     We recognized total loss of ($2.0) million from discontinued operations, of which ($0.4) million and ($1.6) million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2004. For the year ended December 31, 2003, we recognized total income from discontinued operations of $1.0 million. The year over year change resulted primarily from the ($2.2) million impairment charge discussed above as well as a tenant vacancy that occurred during the second quarter of 2004. The income to common stockholders and minority interests attributable to discontinued operation from this property in 2003 was approximately $0.2 million and $0.8 million, respectively.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

     RENTAL REVENUE FROM CONTINUING PROPERTY OPERATIONS

     As of December 31, 2003, through our controlling interests in the operating partnerships, we owned 109 R&D properties totaling approximately 7.9 million rentable square feet compared to 101 such properties totaling approximately 7.2 million rentable square feet as of December 31, 2002. This represented a net increase of approximately 10% in total rentable square footage from the prior year. During 2003, we made the following acquisitions by purchase of new properties from unrelated parties or under the Berg Land Holdings Option Agreement.

              Date of                                                             Rentable Square
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
                                                                                ===================

     The following table depicts the amounts of rental revenue from continuing operations for the years ended December 31, 2003 and 2002 represented by our historical properties and the properties acquired in each such year and the percentage of the total increase in rental revenue over the period that is represented by each group of properties.

                                                  December 31,
                                        ----------------------------------
                                                                                                    % Change by       % of Total Net
                                            2003                 2002            $ Change          Property Group         Change
                                        --------------      --------------     --------------      --------------     --------------
                                                        (dollars in thousands)
         Same Property (1)                  $111,201            $120,176            ($8,975)              (7.5%)             (7.0%)
         2002 Acquisitions (2)                10,212               8,377              1,835               21.9%               1.4%
         2003 Acquisitions (3)                 8,098                   -              8,098                100%               6.3%
                                        --------------      --------------     --------------                         --------------
              Total/Overall                 $129,511            $128,553              $ 958                0.7%               0.7%
                                        ==============      ==============     ==============                         ==============

(1) "Same Property" is defined as properties owned by us prior to 2002 that we still owned as of December 31, 2003.
(2) Operating rental revenue for 2002 Acquisitions do not reflect a full 12 months of operations in 2002 because these properties were acquired at various times during 2002.
(3) Operating rental revenue for 2003 Acquisitions do not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003. 2003 amount includes approximately $1.4 million of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS No. 141.

     For the year ended December 31, 2003, our rental revenue from real estate increased by $0.9 million, or 0.7% from $128.6 million for the year ended December 31, 2002 to $129.5 million for the same period in 2003. Pursuant to SFAS 141, $1.4 million of amortization expense with respect to above-market leases included in the San Tomas Technology Park acquisition was offset against rental revenue and not separately stated as amortization expense in 2003. The $0.9 million increase in rental revenue resulted from new property acquisitions, as "Same Property" rents decreased by ($9.0), rents from newly developed properties acquired in 2002 represented an increase of $1.8 million and rents from newly developed properties acquired in 2003 added approximately $8.1 million of new rental revenue. The decline in rental revenue from the "Same Property" portfolio was a result from adverse market conditions and loss of several tenants due to bankruptcy, cessation of operations, or tenant relocation. Our overall physical occupancy rate at December 31, 2003 and 2002 was approximately 77.3% and 83.8%, respectively.

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

                                                  December 31,
                                        ----------------------------------
                                                                                                    % Change by       % of Total Net
                                            2003                 2002            $ Change          Property Group         Change
                                        --------------      --------------     --------------      --------------     --------------
                                                         (dollars in thousands)
         Same Property (1)                   $17,844             $22,482            ($4,638)             (20.6%)            (19.5%)
         2002 Acquisitions (2)                 1,794               1,327                467               35.2%               2.0%
         2003 Acquisitions (3)                 1,582                   -              1,582              100.0%               6.6%
                                        --------------      --------------     --------------                         --------------
              Total/Overall                  $21,220             $23,809            ($2,589)             (10.9%)            (10.9%)
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

     Operating expenses and real estate taxes from continuing operations, on a combined basis, decreased by ($2.6) million, or (10.9%), from $23.8 million for the year ended December 31, 2002 to $21.2 million for the year ended December 31, 2003. Tenant reimbursements from continuing operations decreased by ($1.2) million, or (6.2%), from $19.9 million for the year ended December 31, 2002 to $18.7 million for the year ended December 31, 2003. The overall decrease in tenant reimbursements, operating expenses and real estate taxes is primarily a result of the reductions in assessed property values on existing properties as a result of property tax appeals that we filed under California's Proposition 8 and lower occupancy during the periods presented. Reductions in property tax assessments as a result of appeals filed under Proposition 8 can be immediately increased to pre-Proposition 8 assessed values when the County Assessor determines market conditions have improved. Total operating expenses and real estate taxes exceeded tenant reimbursements because of vacancies, which reached approximately 1.8 million rentable square feet by year-end 2003. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. We expect tenant reimbursements to decrease further in the coming year as our vacancy rate increases. At December 31, 2003 our vacancy rate was 23%. General and administrative expenses decreased by approximately ($0.2) million, or (11%), from $1.5 million for the year ended December 31, 2002 to $1.3 million for the year ended December 31, 2003, primarily due to the loss of one employee and the decrease of legal fees in 2003.

     The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2003 and 2002.

                                                    December 31,
                                          ----------------------------------
                                              2003                2002             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                            (dollars in thousands)
         Depreciation & amortization         $20,525             $18,064             $2,461               13.6%

     Depreciation and amortization expense of real estate from continuing operations increased by $2.5 million, or 13.6%, from $18 million for the year ended December 31, 2002 to $20.5 million for the year ended December 31, 2003. The increase was attributable to the acquisition of eight R&D properties in 2003. Of the $2.5 million increase in depreciation and amortization expense of real estate, approximately $1 million represented amortization expense for in place leases comprising a portion of the value of the assets acquired in the acquisitions of the Orchard-Trimble property and the San Tomas Technology Park.

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
                                          ==============      ==============     ==============

     Interest expense increased by $6.8 million, or 71.5%, from $9.6 million for the year ended December 31, 2002 to $16.4 million for the year ended December 31, 2003. The increased expense resulted from additional debt that the Company incurred under a new $100 million collateralized loan obtained from Northwestern Mutual Life Insurance Company, an $80 million collateralized loan obtained from Citicorp USA, Inc. and a $40 million line of credit established with Cupertino National Bank, the proceeds of which were used primarily for the acquisition of the San Tomas Technology Park. Interest expense (related parties) decreased by ($2.3) million, or (68.9%), from $3.4 million for the year ended December 31, 2002 to $1.1 million for the year ended December 31, 2003 primarily due to the refinancing of a portion of the related party debt with the new third party financing discussed above.

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

                                                         December 31,
                                             -------------------------------------
                                                                                                                % Change by
                                                  2003                  2002               $ Change                Group
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
                                             ================      ===============      ================

     As of December 31, 2003 and 2002, we owned a general partnership interest of 16.95%, 21.61%, 15.98% and 12.37% and 16.68%, 21.46%, 15.46% and 12.27%
     in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 17.02% and 16.82% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis as of December 31, 2003 and 2002, respectively. Net income to common stockholders decreased by ($0.9) million, or (5.3%), from $17.1 million for the year ended December 31, 2002 to $16.2 million for the year ended December 31, 2003. Our net income attributable to minority interests decreased by ($5.8) million, or (6.7%), from $86.6 million for the year ended December 31, 2002 to $80.8 million for the year ended December 31, 2003. Minority interest represents the limited partners' ownership interest of 82.98% and 83.18% in the operating partnerships, on a weighted average basis, as of December 31, 2003 and 2002, respectively. The decrease in the minority interest percentage resulted from the issuance of additional shares of common stock from the exchange of O.P. Units for common stock by minority interest holders and the exercise of stock options.

     INCOME FROM DISCONTINUED OPERATIONS

     The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2003 and 2002.


                                                         December 31, 2003        December 31, 2002
                                                       ---------------------    --------------------
                                                                  (dollars in thousands)
         Gain from disposal of discontinued operations            -                 $ 6,103
         Income attributable to discontinued operations       $ 979                   1,266
         Minority interest in earnings
         attributable to discontinued operations               (768)                 (6,093)
                                                       ---------------------    --------------------
         Total income from discontinued operations            $ 211                 $ 1,276
                                                       =====================    ====================

     In accordance with our adoption of SFAS No. 144, in 2004 we classified a 75,000 rentable square feet property separately as an asset held for sale on the accompanying consolidated balance sheets and reported the operating results of the asset held for sale as a discontinued operation on the accompanying consolidated statements of operations. Also in accordance with our adoption of SFAS No. 144, in 2002 we sold one property consisting of 72,426 rentable square feet and classified the gain on sale and operating results of the disposed property as discontinued operations.

     SFAS No. 144 requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

     We recognized total income of $1 million from discontinued operations, of which $0.2 million and $0.8 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2003. For the year ended December 31, 2002, we recognized total income from discontinued operations of $7.4 million, including $6.1 million gain on sale of real estate. The income to common stockholders and minority interests attributable to discontinued operations from these properties in 2002 was approximately $1.3 million and $6.1 million, respectively.

     CHANGES IN FINANCIAL CONDITION

     YEAR ENDED DECEMBER 31, 2004.

     The most significant changes in our financial condition in 2004 resulted from the exercise of stock options and the exchange of O.P. Units for shares of common stock.

     Debt outstanding, including amounts due related parties, decreased by ($3.9) million, or (1.1%), from $340.9 million as of December 31, 2003 to $337.0 million as of December 31, 2004 due to recurring debt service obligations. Interest rates continued to remain low in 2004.

     During the year ended December 31, 2004, stock options were exercised to purchase a total of 20,000 shares of common stock, consisting of 20,000 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $165,000.

     In 2004, three limited partners exchanged 124,500 O.P. Units for 124,500 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and the limited partners of the operating partnerships. In 2004, Carl E. Berg gave 58,000 O.P. Units to charitable institutions that exchanged them for 58,000 shares of the Company's common stock pursuant to the December 1998 Exchange Rights Agreement.

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

     LIQUIDITY AND CAPITAL RESOURCES

     In 2005 we anticipate a decline in operating cash flows from our operating property portfolio compared to 2004 because of reduced demand for R&D space in the Silicon Valley, lower rental rates for new and renewed leases signed in 2004 and an increase in vacant properties in 2004. In addition, if we are unable to lease a significant portion of the approximately 501,000 rentable square feet scheduled to expire in 2005 and current available space, our operating cash flows would be further affected adversely. With the expectation of lower revenues for the full year of 2005, we expect our net operating income to continue to decline from 2004. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease in 2005.

     We  expect  our  principal   source  of  liquidity  for   distributions  to
     stockholders and O.P. Unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2005. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. As of December 31, 2004 and 2003, the Company's total debt as a percentage of total market capitalization was 23.3% and 20.1%, respectively. We have the ability to meet short-term obligations or other liquidity needs based on lines of credit with the Berg Group and Cupertino National Bank. Despite the current weakness in the economy, we expect our total interest expense to increase as interest rates rise and through new financing activities. In 2005, we will be obligated to make payments totaling approximately $8.3 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

     Effective January 1, 2003, the Company and the Berg Group mutually agreed to reduce the Berg Group $100 million line of credit to $20 million and to reduce the number of properties securing the line of credit to five. The Berg Group line of credit bears interest at LIBOR plus 1.30%, which was
     4.08% as of December 31, 2004, and matures in March 2006. Debt of $9.6 million under this line of credit was outstanding at December 31, 2004. We believe that the terms of the Berg Group line of credit were more favorable than those available from institutional lenders. We are continually evaluating alternative sources of credit to replace the Berg Group line of credit. There can be no assurance that we will be able to obtain a line of credit with terms similar to the Berg Group line of credit, and its cost of borrowing could increase substantially. See Item 1, "Business - Risk Factors - Our contractual business relationships with the Berg Group presents additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

     On April 9, 2003, we obtained an $80 million short-term mortgage loan from Citicorp USA, Inc. ("Citicorp Loan") that bears interest at LIBOR plus 2% and originally matured on March 29, 2004. We and Citicorp agreed to extend the loan to May 27, 2004 and again to September 6, 2004. On October 14, 2004, we concluded the extension of the Citicorp Loan for an additional two years until September 6, 2006. The Citicorp Loan requires monthly principal payments of $215,000 and carries a variable interest rate of LIBOR plus 2%. The loan fee and costs incurred in connection with the mortgage loan extension amounted to approximately $142,000 and will be amortized over the term of the loan. Under the previous loan terms, Carl E. Berg had personally guaranteed our repayment obligations and provided a personal guaranty of our obligation to indemnify the lender for certain potential environmental liabilities with respect to the pledged properties. Those guaranties were provided in conjunction with Citicorp's short-term loan of $80 million for our acquisition of the San Tomas Technology Park and were released by Citicorp as part of the most recent loan extension. The Citicorp Loan is secured by eight of our properties. The Citicorp Loan terms require us to maintain a minimum excess of assets over liabilities of $400 million, in addition to complying with other customary loan covenants and conditions. In connection with the extension of the Citicorp Loan, we retired an 8.75% mortgage loan from Prudential Capital Group with $548,000 of outstanding principal in October 2004, which had been collateralized by one property located at 20400 Mariani Avenue in Cupertino, California. This property has been added as additional collateral under the Citicorp Loan.

     We have a $40 million line of credit with Cupertino National Bank ("CNB") that expires on November 2, 2006. We are the borrower under the CNB line of credit which is guaranteed by Mission West Properties, L.P. and Mission West Properties, L.P. II.

     The CNB line of credit and Citicorp Loan contain certain financial loan and reporting covenants as defined in the loan agreements. As of December 31, 2004, we were in compliance with these loan covenants.

     Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We currently intend to continue operating as a REIT in 2005. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income taxes on our taxable income.

     Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our current level of quarterly common dividends to shareholders and O.P. Unit holders through our net cash flows provided by operating activities, less our recurring and nonrecurring property capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of our operating assets over time.

     In order to better align with this objective in 2005, we reduced our quarterly dividend payment rate to common shareholders and O.P. Unit holders from a rate of $0.24 per share to $0.16 per share effective with the quarterly dividend paid for the fourth quarter of 2004. The factors that led to the fourth quarter 2004 dividend reduction were the decline in economic and market conditions in the Silicon Valley, the reduction in Microsoft's rent under its new lease and the slower lease-up of vacant properties resulting in lower cash flow from our operating property portfolio. For 2005, we expect to maintain our current quarterly dividend payment rate to common shareholders and O.P. Unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

     On January 7, 2005, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 31, 2004. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units.

     CONTRACTUAL OBLIGATIONS

     The following table identifies our contractual obligations as of December 31, 2004 that will impact our liquidity and cash flow in future periods:

                                        ------------ ------------ ------------- ------------ ------------ ------------- ------------
                                            2005         2006         2007          2008         2009      Thereafter       Total
                                        ------------ ------------ ------------- ------------ ------------ ------------- ------------
                                                                           (dollars in thousands)
         Long-Term Debt Obligations (1)    $8,284      $115,940       $6,350      $116,674      $4,382       $85,380     $337,010

         Operating Lease Obligations (2)       90            90           23             -           -             -          203
                                        ------------ ------------ ------------- ------------ ------------ ------------- ------------
         Total                             $8,374      $116,030       $6,373      $116,674      $4,382       $85,380     $337,213
                                        ============ ============ ============= ============ ============ ============= ============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

     At December 31, 2004, we had total indebtedness of approximately $337 million, including approximately $224.5 million of fixed rate mortgage debt and approximately $112.5 million under the loan from Citicorp USA, Inc. and the lines of credit from the Berg Group and Cupertino National Bank, as to which the interest rate varies with LIBOR. Of total fixed debt, the Prudential and Northwestern loans represented approximately $119.4 million and $94.5 million, respectively.

The following table sets forth certain information regarding debt outstanding as of December 31, 2004.

                                                                                           At December 31,   Maturity    Interest
               Debt Description                           Collateral Properties                 2004           Date        Rate
   ----------------------------------------- ------------------------------------------- ------------------ ---------- -------------
                                                                                      (dollars in thousands)
   Line of Credit:
   Berg Group (related parties)              2033-2043 Samaritan Drive, San Jose, CA          $ 9,560           3/06          (1)
                                             2133 Samaritan Drive, San Jose, CA          ------------------
                                             2233-2243 Samaritan Drive, San Jose, CA
                                             1310-1450 McCandless Drive, Milpitas, CA
                                             1795-1845 McCandless Drive, Milpitas, CA

   Cupertino National Bank                   Not Applicable                                    24,208          11/06          (4)
                                                                                         ------------------

   Mortgage Notes Payable (related parties): 5300-5350 Hellyer Avenue, San Jose, CA            10,420           6/10        7.650%
                                                                                         ------------------

   Mortgage Notes Payable (2):
   Washington Mutual                         10460 Bubb Road, Cupertino, CA                       154          12/06        9.500%
   Prudential Insurance Company of America   10300 Bubb Road, Cupertino, CA                   119,441          10/08        6.560%
   (3)                                       10500 North De Anza Blvd, Cupertino, CA
                                             4050 Starboard Drive, Fremont, CA
                                             45700 Northport Loop, Fremont, CA
                                             45738 Northport Loop, Fremont, CA
                                             450 National Ave, Mountain View, CA
                                             6311 San Ignacio Avenue, San Jose, CA
                                             6321 San Ignacio Avenue, San Jose, CA
                                             6325 San Ignacio Avenue, San Jose, CA
                                             6331 San Ignacio Avenue, San Jose, CA
                                             6341 San Ignacio Avenue, San Jose, CA
                                             6351 San Ignacio Avenue, San Jose, CA
                                             3236 Scott Blvd, Santa Clara, CA
                                             3560 Bassett Street, Santa Clara, CA
                                             3570 Bassett Street, Santa Clara, CA
                                             3580 Bassett Street, Santa Clara, CA
                                             1135 Kern Avenue, Sunnyvale, CA
                                             1212 Bordeaux Lane, Sunnyvale, CA
                                             1230 East Arques, Sunnyvale, CA
                                             1250 East Arques, Sunnyvale, CA
                                             1170 Morse Avenue, Sunnyvale, CA
                                             1600 Memorex Drive, Santa Clara, CA
                                             1688 Richard Avenue, Santa Clara, CA
                                             1700 Richard Avenue, Santa Clara, CA
                                             3540 Bassett Street, Santa Clara, CA
                                             3542 Bassett Street, Santa Clara, CA
                                             3544 Bassett Street, Santa Clara, CA
                                             3550 Bassett Street, Santa Clara, CA

   Northwestern Mutual Life Ins. Co.(5)      1750 Automation Parkway, San Jose, CA             94,517           1/13        5.640%
                                             1756 Automation Parkway, San Jose, CA
                                             1762 Automation Parkway, San Jose, CA
                                             6320 San Ignacio Avenue, San Jose, CA
                                             6540-6541 Via Del Oro, San Jose, CA
                                             6385-6387 San Ignacio Ave., San Jose, CA
                                             2251 Lawson Lane, Santa Clara, CA
                                             1325 McCandless Drive, Milpitas, CA
                                             1650-1690 McCandless Drive, Milpitas, CA
                                             20605-20705 Valley Green Dr., Cupertino, CA

   Citicorp USA, Inc.                        2001 Walsh Avenue, Santa Clara, CA                78,710           9/06          (4)
                                             2880 Scott Boulevard, Santa Clara, CA
                                             2890 Scott Boulevard, Santa Clara, CA
                                             2770-2800 Scott Boulevard, Santa Clara, CA
                                             2220 Central Expressway, Santa Clara, CA
                                             2300 Central Expressway, Santa Clara, CA
                                             2330 Central Expressway, Santa Clara, CA
                                             20400 Mariani Avenue, Cupertino, CA
                                                                                         ------------------
   Mortgage Notes Payable                                                                     292,822


                                                                                         ------------------
   Total                                                                                     $337,010
                                                                                         ==================

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2006. The interest rate was 4.08% at December 31, 2004.

(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from $8 to $827 over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 6.23% at December 31, 2004.

(3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. A limited partner, who is not a member of the Berg Group, has guaranteed approximately $12 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900, which were deferred and amortized over the loan period.

(4) Interest rate equal to LIBOR plus 2%. The interest rate for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at December 31, 2004 was 4.29% and 4.18%, respectively. As of December 31, 2004, we were in compliance with the financial covenants under each loan agreement.

(5) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period.


     At December 31, 2004, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $10.64 per share on December 31, 2004) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 23.3%. On December 31, 2004, the last trading day for the year, total market capitalization was approximately $1.45 billion.

     At December 31, 2004, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.59 million. The due date of the demand notes has been extended to September 30, 2006. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders.

     HISTORICAL CASH FLOWS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003.

     Net cash provided by operating activities for the year ended December 31, 2004 was approximately $105.1 million, compared to approximately $116.5 million for the prior year. The decrease in cash provided by operating activities resulted from lower market rental rates, reductions in tenant expense reimbursements and the loss of several tenants due to their lease default, cessation of operations, or relocations resulting in increased vacancy rates that offset cash savings.

     Net cash used in investing activities for improvements to real estate was approximately ($1.5) million for the year ended December 31, 2004, compared to approximately ($110) million for the prior year. Cash used in investing activities during 2003 related to financing the acquisition of the San Tomas Technology Park of $110 million as well as new equipment and improvements of $1.4 million.

     Net cash used in financing activities was approximately ($106.2) million for the year ended December 31, 2004, compared to ($6.9) million for the year ended December 31, 2003. During 2004, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities and other borrowed funds. During 2003, financing activities included borrowing $180 million under two new collateralized mortgage loans, of which $100 million was used to repay short-term debt and the Berg Group line of credit and $80 million was used for the acquisition of the San Tomas Technology Park. For the year ended December 31, 2004, we paid dividends to our stockholders and made distributions to O.P. Unit holders totaling approximately $101 million, compared to approximately $100.1 million for the year ended December 31, 2003. Additionally, in 2004 we repaid $3.3 million under our line of credit with the Berg Group.

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

     CAPITAL EXPENDITURES

     The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 2000 through December 31, 2004, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $2.3 million annually. We will have approximately 501,000 rentable square feet under expiring leases in 2005. We expect that the average annual cost of recurring tenant/building improvements and leasing commissions, related to these properties, will be approximately $2.0 million during 2005. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assured that we will be able to meet our requirements on favorable terms. See "Policy with Respect to Certain Activities - Financing Policies."

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

     The FFO for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are as follows:

                                                                                For the Year Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                2004           2003          2002           2001          2000
                                                            -------------- ------------- -------------- ------------- --------------
                                                                                     (dollars in thousands)
        Net income to common stockholders                    $ 13,312      $ 16,212       $ 17,115      $ 18,086        $12,579
        Add:
            Minority interests (1)                             65,614        80,256         86,053        90,662         58,769
            Depreciation and amortization of real estate (2)   24,394        22,850         21,379        17,718         15,803
        Less:
            Gain on sales of joint venture assets or assets         -        (1,400)        (6,103)      (11,453)          (501)
                                                            -------------- ------------- -------------- ------------- --------------
        FFO                                                  $103,320      $117,918       $118,444      $115,013        $86,650
                                                            ============== ============= ============== ============= ==============

(1) The minority interest for third parties totaling $486, $581, $587, $650 and $284 in 2004, 2003, 2002, 2001 and 2000, respectively, was deducted from total minority interest in calculating FFO.
(2) Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling $874 in both 2004 and 2003, and amortization of leasing commissions totaling $1,644, $1,203, $3,020, $694 and $346 in 2004, 2003, 2002, 2001 and 2000, respectively.
     Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's consolidated statements of operations.

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

     Distributions are determined by our Board of Directors and depend on actual cash available for distributions, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Part I, Item 1, "Business - Risk Factors -- Stockholders are not assured of receiving cash distributions from us."

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

     DISPOSITION POLICIES

     From time to time we may dispose of properties in our portfolio, subject to the required approvals as set forth below. The tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until December 29, 2008, or until the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, less than 15% of the outstanding shares of common stock on a Fully Diluted basis, if earlier, Carl E. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties, which right will lapse before the end of the ten-year period if his beneficial ownership interest falls below 750,000 O.P. Units. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-deferred," like-kind exchanges under Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals. The approval of a majority of our directors, including Carl E. Berg or his designee, will be required to sell all or substantially all of our assets. The consent of the holders of a majority of the O.P. Units will be required to effect a sale or sales of all, or substantially all, of the assets of any of the operating partnerships.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We do not believe that recently issued accounting standards will materially impact our financial position, results of operations, or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion No. 25 ("APB No. 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. SFAS No. 123R will be effective for public companies starting with the first interim period commencing after June 15, 2005. We will adopt the requirements of SFAS No. 123R in the third quarter of 2005. We expect that the adoption of this standard will reduce our net income and earnings per share; however, it will have no impact on cash flow. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method).

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets" ("SFAS No. 153"). SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not  generally  hold market risk  sensitive  instruments  for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2004. The current terms of this debt are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Average interest rates are based on implied LIBOR for the respective time period. Fair value approximates book value for fixed rate debt. Of the projected fair value of collateralized notes payable, approximately $119.4 million and $94.5 million represent the Prudential and Northwestern secured loans, respectively.

     For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2004 will be paid upon maturity.

     For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2004 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                                2005       2006       2007      2008      2009   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
                                                                          (dollars in thousands)
             VARIABLE RATE DEBT:
             Secured and unsecured debt       $2,580   $109,898                                               $112,478   $112,478
             Weighted average interest rate    4.19%      4.19%

             FIXED RATE DEBT:
             Secured notes payable            $5,704     $6,042     $6,350  $116,674    $4,382     $85,380    $224,532   $244,309
             Weighted average interest rate    6.23%      6.23%      6.23%     6.23%     6.23%       6.23%

     The variable rate debt represented 33.4% and 32.4% and the fixed rate debt represented 66.6% and 67.6% of all debt outstanding for the years ended December 31, 2004 and 2003, respectively. All of the debt is denominated in United States dollars. The weighted average interest rate for variable rate debt was approximately 4.19% and 3.13% for the years ended December 31, 2004 and 2003, respectively. The difference in spread was due to numerous increases in interest rates by the Federal Reserve Board during 2004. The weighted average interest rate for fixed rate debt was approximately 6.23% for the years ended December 31, 2004 and 2003. The difference in interest expense attributable to the average interest rate difference between 2003 and 2004 was $1.1 million, which was a result of new debt obtained during 2003 and higher balances of our lines of credit in 2004. We anticipate interest rate increases from 2004 to 2005 for our variable rate debt.

     The primary market risk we face is the risk of interest rate fluctuations. The Berg Group line of credit, the Cupertino National Bank line of credit and the Citicorp USA, Inc. loan, which are tied to a LIBOR based interest rate, were approximately $112.5 million, or 33.4%, of the total $337 million of debt as of December 31, 2004. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2004, we had no interest rate caps or interest rate swap contracts.

     The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of December 31, 2004, a 1% increase or decrease in interest rates on our $112.5 million of floating rate debt would decrease or increase, respectively, annual earnings and cash flows by approximately $1.1 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate any such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Management Report on Internal Control over Financial Reporting                                                      50
Report of Independent Registered Public Accounting Firm                                                             51
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting                52
Consolidated Balance Sheets at December 31, 2004 and 2003                                                           53
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002                          54
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002                55
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002                          56
Notes to the Consolidated Financial Statements                                                                      57
Supplemental Financial Information                                                                                  76
Report of Independent Registered Public Accounting Firm                                                             78
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2004                                      80
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2003                                      82

         MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Mission West Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Mission West Properties, Inc.'s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Mission West Properties, Inc.;
- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
- provide reasonable assurance that receipts and expenditures of Mission West Properties, Inc. are being made only in accordance with authorization of management and directors of Mission West Properties, Inc.; and
- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect the possibility of human error, misstatements and the circumvention or overriding of controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2004. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Management's assessment included an evaluation of the design of Mission West Properties, Inc.'s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined that as of December 31, 2004, Mission West Properties, Inc. maintained effective internal control over financial reporting.

BDO Seidman, LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Mission West Properties, Inc. included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission West Properties, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated January 28, 2005 expressed an unqualified opinion thereon.

\S\ BDO Seidman, LLP


San Francisco, California
January 28, 2005, except for Note 19
which is as of March 1, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California


We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule listed in the accompanying index, of Mission West Properties, Inc. and our reports dated January 28, 2005, expressed an unqualified opinion thereon.

\S\BDO Seidman, LLP


San Francisco, California
January 28, 2005

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)

                                     ASSETS
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2004                    2003
                                                                             ----------------------  ---------------------
Real estate assets:
  Land                                                                            $  273,663             $  275,707
  Buildings and improvements                                                         770,757                779,636
  Real estate related intangible assets                                               18,284                 19,651
                                                                             ----------------------  ---------------------
      Total investments in properties                                              1,062,704              1,074,994
  Less accumulated depreciation and amortization                                    (110,062)               (89,243)
  Assets held for sale, net of accumulated depreciation of $1,578 at 12/31/04          8,221                      -
                                                                             ----------------------  ---------------------
      Net investments in properties                                                  960,863                985,751

Cash and cash equivalents                                                              1,519                  4,129
Restricted cash                                                                        1,551                      -
Deferred rent receivable, net of $2,000 allowance at
  December 31, 2004 and 2003                                                          18,511                 18,970
Investment in unconsolidated joint venture                                             3,559                  2,285
Other assets, net of accumulated amortization of
  $5,667 and $4,211 at December 31, 2004 and 2003, respectively                       19,653                 21,497
                                                                             ----------------------  ---------------------
    Total assets                                                                  $1,005,656             $1,032,632
                                                                             ======================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Line of credit (related parties)                                                  $    9,560            $     6,320
Revolving line of credit                                                              24,208                 23,965
Mortgage notes payable                                                               292,822                299,858
Mortgage note payable (related parties)                                               10,420                 10,762
Interest payable                                                                         327                    332
Security deposits                                                                      8,544                 10,248
Deferred rental income                                                                11,038                 12,723
Liabilities related to assets held for sale                                               14                      -
Dividend/distribution payable                                                         16,718                 25,031
Accounts payable and accrued expenses                                                  6,704                  5,085
                                                                             ----------------------  ---------------------
    Total liabilities                                                                380,355                394,324
                                                                             ----------------------  ---------------------

Commitments and contingencies

Minority interests                                                                   512,089                524,918

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
    none issued and outstanding                                                            -                      -
Common stock, $.001 par value at December 31, 2004 and 2003,
    200,000,000 shares authorized, 18,097,191 and 17,894,691 shares
    issued and outstanding at December 31, 2004 and 2003, respectively                    18                     18
Paid-in capital                                                                      134,539                132,136
Accumulated deficit                                                                  (21,345)               (18,764)
                                                                             ----------------------  ---------------------
    Total stockholders' equity                                                       113,212                113,390
                                                                             ----------------------  ---------------------
    Total liabilities and stockholders' equity                                    $1,005,656             $1,032,632
                                                                             ======================  =====================

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)


                                                                                     Year Ended December 31,
                                                               --------------------------------------------------------------------
                                                                       2004                    2003                   2002
                                                               ---------------------   ---------------------  ---------------------
Revenues:
Rental revenue from real estate                                      $119,523                $129,511              $128,553
Tenant reimbursements                                                  14,946                  18,726                19,957
Other income, including lease terminations,
  settlements and interest                                              6,914                   4,527                 4,248
                                                               ---------------------   ---------------------  ---------------------
                                                                      141,383                 152,764               152,758

Expenses:
Property operating, maintenance and real estate taxes                  20,540                  21,220                23,809
Interest                                                               17,581                  16,446                 9,588
Interest (related parties)                                              1,077                   1,064                 3,422
General and administrative                                              2,011                   1,324                 1,488
Depreciation and amortization of real estate                           21,669                  20,525                18,064
                                                               ---------------------   ---------------------  ---------------------
                                                                       62,878                  60,579                56,371
                                                               ---------------------   ---------------------  ---------------------
Income before equity in earnings of unconsolidated
  joint venture and minority interests                                 78,505                  92,185                96,387
Equity in earnings of unconsolidated joint venture,
  including $1,400 gain on sale of property acquired from
  related party in 2003                                                 2,947                   3,885                     -
Minority interests                                                     67,699                  80,069                80,548
                                                               ---------------------   ---------------------  ---------------------
Income from continuing operations                                      13,753                  16,001                15,839
                                                               ---------------------   ---------------------  ---------------------

Discontinued operations, net of minority interests:
Gain from disposal of discontinued operations                               -                       -                 1,018
(Loss)/income attributable to discontinued operations                   (441)                     211                   258
                                                               ---------------------   ---------------------  ---------------------
(Loss)/income from discontinued operations                              (441)                     211                 1,276
                                                               ---------------------   ---------------------  ---------------------
Net income to common stockholders                                     $13,312                 $16,212               $17,115
                                                               =====================   =====================  =====================
Net income to minority interests                                      $66,100                 $80,836               $86,641
                                                               =====================   =====================  =====================

Income per share from continuing operations:
Basic                                                                   $0.76                   $0.90                 $0.91
                                                               =====================   =====================  =====================
Diluted                                                                 $0.76                   $0.90                 $0.89
                                                               =====================   =====================  =====================
(Loss)/income per share from discontinued operations:
Basic                                                                  ($0.02)                  $0.01                 $0.07
                                                               =====================   =====================  =====================
Diluted                                                                ($0.02)                  $0.01                 $0.07
                                                               =====================   =====================  =====================
Net income per share to common stockholders:
Basic                                                                   $0.74                   $0.91                 $0.98
                                                               =====================   =====================  =====================
Diluted                                                                 $0.74                   $0.91                 $0.96
                                                               =====================   =====================  =====================
Weighted average shares of common stock (basic)                    18,034,873              17,739,609            17,455,799
                                                               =====================   =====================  =====================
Weighted average shares of common stock (diluted)                  18,076,498              17,802,947            17,854,892
                                                               =====================   =====================  =====================
Weighted average O.P. Units                                        86,444,773              86,476,217            86,334,548
                                                               =====================   =====================  =====================
Outstanding common stock                                           18,097,191              17,894,691            17,487,329
                                                               =====================   =====================  =====================
Outstanding O.P. Units                                             86,384,695              86,398,064            86,474,032
                                                               =====================   =====================  =====================

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)


                                               Shares of Common     Common     Paid-in-      Accumulated     Total Stockholders'
                                               Stock Outstanding    Stock      Capital         Deficit             Equity
                                               ------------------  --------  ------------  ---------------   -------------------

Balance, December 31, 2001                        17,329,779          $17      $126,626      ($18,268)           $108,375
Issuance of common stock upon option exercise         33,550                        151                               151
Issuance of common stock upon O.P. Unit
  conversion                                         124,000                      1,518                             1,518
Dividends declared                                                                            (16,773)            (16,773)
Net income                                                                                     17,115              17,115
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2002                        17,487,329           17       128,295       (17,926)            110,386
Issuance of common stock upon option exercise        150,362                      1,014                             1,014
Issuance of common stock upon O.P. Unit
  conversion                                         257,000            1         2,827                             2,828
Dividends declared                                                                            (17,050)            (17,050)
Net income                                                                                     16,212              16,212
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2003                        17,894,691           18       132,136       (18,764)            113,390
Issuance of common stock upon option exercise         20,000                        165                               165
Issuance of common stock upon O.P. Unit
  conversion                                         182,500                      2,238                             2,238
Dividends declared                                                                            (15,893)            (15,893)
Net income                                                                                     13,312              13,312
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2004                        18,097,191          $18      $134,539      ($21,345)           $113,212
                                               ==================  ========  ============  ===============   ===================


                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                      2004                2003                2002
                                                               -------------------  ------------------  ------------------
Cash flows from operating activities:
Net income from continuing operations                               $13,753             $16,001              $15,839
Adjustments to reconcile net income to net
  cash provided by operating activities:
     (Loss)/income from discontinued operations                        (441)                211                1,276
     Minority interest                                               66,100              80,836               86,641
     Depreciation and amortization of real estate and
       in-place leases                                               21,876              20,774               18,360
     Amortization of above market lease                               1,888               1,416                    -
     Gain on sale of assets                                               -                   -               (6,103)
     Equity in earnings of unconsolidated joint venture              (2,947)             (3,885)                   -
     Distributions from unconsolidated joint venture                  1,673               2,000                    -
     Asset impairment charge                                          2,193                   -                    -
     Other                                                                -                   -                  (14)
Change in operating assets and liabilities,
  net of liabilities assumed:
     Deferred rent receivable                                           459              (1,969)                 (78)
     Other assets                                                     2,195              (1,453)                 389
     Interest payable                                                    (5)                 (5)                  (5)
     Security deposits                                               (1,690)               (936)               3,847
     Deferred rental income                                          (1,685)              2,847               (2,594)
     Accounts payable and accrued expenses                            1,701                 656                 (190)
                                                               -------------------  ------------------  ------------------

     Net cash provided by operating activities                      105,070             116,493              117,368
                                                               -------------------  ------------------  ------------------

Cash flows from investing activities:
Improvements to real estate                                          (1,519)             (1,370)              (1,902)
Refundable option payment utilized for rent payments                      -                   -                 (333)
Proceeds from sales of real estate                                        -                   -               12,803
Purchase of real estate                                                   -            (110,013)             (31,312)
Net proceeds from sale of TBI unconsolidated joint venture
   real estate                                                            -               1,400                    -
                                                               -------------------  ------------------  ------------------

     Net cash used in investing activities                           (1,519)           (109,983)             (20,744)
                                                               -------------------  ------------------  ------------------

Cash flows from financing activities:
Principal payments on mortgage notes payable                         (7,036)             (5,204)              (2,354)
Proceeds from mortgage loan payable                                       -             180,000                    -
Principal payments on mortgage notes payable (related parties)         (342)               (316)                (293)
Net proceeds/(payments) under line of credit (related parties)        3,338             (61,471)             (39,095)
Proceeds from loan payable                                                -                   -               20,000
Payment on loan payable                                                   -             (20,000)                   -
Proceeds from revolving line of credit                                  243                 126               28,839
Restricted cash                                                      (1,551)                  -                    -
Payment on line of credit                                                 -                   -               (5,000)
Financing costs                                                           -                (863)                 (52)
Net proceeds from exercise of stock options                             165               1,014                  151
Minority interest distributions                                     (83,686)            (83,194)             (82,916)
Dividends                                                           (17,292)            (16,952)             (16,735)
                                                               -------------------  ------------------  ------------------
     Net cash used in financing activities                         (106,161)             (6,860)             (97,455)
                                                               -------------------  ------------------  ------------------

     Net (decrease) in cash and cash equivalents                     (2,610)               (350)                (831)
Cash and cash equivalents, beginning of year                          4,129               4,479                5,310
                                                               -------------------  ------------------  ------------------
Cash and cash equivalents, end of year                               $1,519              $4,129               $4,479
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

As of December 31, 2004, the Company owns a controlling general partnership interest of 17.16%, 21.63%, 16.14% and 12.38% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 17.26% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

The Company, through the operating partnerships, owns interests in 109 R&D properties at December 31, 2004, all of which are located in Silicon Valley.

BUSINESS SEGMENT INFORMATION

The Company's primary business is the ownership and management of R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for Statement of Financial Accounting Standards ("SFAS") No. 131 purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent receivables, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results could differ from those estimates.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

The  purchase  price  allocation  for property  acquisitions  is  determined  in
accordance  with  the  following   principles  under  SFAS  No.  141,  "Business
Combinations":

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

In allocating the fair value of the identified intangible assets of the acquired property, above-market in-place lease value is recorded based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable lease term. The capitalized above-market lease value, included in real estate related intangible assets in the accompanying December 31, 2003 consolidated balance sheets, is amortized as an offset to rental revenue from real estate over the remaining non-cancelable lease term. The value of in-place leases, exclusive of the value of above-market in-place lease, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

Building  shell and base building
  improvements  of newly  acquired
  properties-                     Weighted  average  composite  life of 40 years
Base building  improvements  made
  subsequent to initial  property
  acquisition-                    25 years
Tenant improvements and furniture
  and fixtures-                   Lesser of life of asset, generally 5-10 years,
                                  or lease term
Above-market and in-place lease
  value-                          Term of lease

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. In connection with the January 2005 sale of an asset as more fully described in Note 19, an impairment loss of approximately ($2,193) was recorded for the year ended December 31, 2004 and is classified in discontinued operations, net of minority interests. No impairment losses were recorded for the years ended December 31, 2003 and 2002.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE:

The Company has adopted SFAS No. 144, which addresses the financial accounting for the disposal of long lived assets. SFAS No. 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both the following criteria are met: (a) the operation and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (b) the Company will not have any significant involvement in the

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

operations of the property after the disposal transaction. SFAS No. 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

An asset is generally classified as held for sale once management has committed to an action to sell the asset, the asset is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such assets), an active program to locate a buyer is initiated, the sale is probable, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of operations. The income/(loss) from discontinued operations includes the revenues and expenses, including depreciation, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale subsequent to January 1, 2002. Additionally, gains and losses on assets designated as held for sale subsequent to January 1, 2002 are classified as part of discontinued operations.

CASH AND CASH EQUIVALENTS:

The  Company  considers  highly  liquid  short-term   investments  with  initial
maturities of three months or less to be cash equivalents.

Cash and cash equivalents are primarily held in a single financial institution, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

OTHER ASSETS:

Included in other assets are costs associated with obtaining debt financing and commissions associated with new leases. Such debt financing costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method and such lease commissions are amortized straight-line over the term of the related lease. If the lease is terminated prior to the end of the lease term, the Company charges any unamortized capitalized lease commission cost to expense in the period that the lease is terminated. Also included in other assets are obligation receivables from the Berg Group of approximately $7,494 to construct a building at 245 Caspian Drive in Sunnyvale, California and $2,529 in tenant improvements at 5345 Hellyer Avenue in San Jose, California (see Note 12).

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

Lease termination fees are recognized in other income when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

The Company recognizes income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104 "Revenue Recognition":

-    the agreement has been fully executed and delivered;
-    services have been rendered;
-    the amount is fixed and determinable; and
-    the collectability is reasonably assured.

INCOME TAXES:

The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2004, 2003 and 2002, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the years ended December 31, 2004 and 2003, the Company's total dividends paid or payable to the stockholders represent 98% of ordinary income and 2% return of capital for income tax purposes. For the year ended December 31, 2002, the Company's total dividends paid or payable to the stockholders represented 100% ordinary income for income tax purposes.

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

                                                                             Year Ended December 31,
                                                            -----------------------------------------------------------
                                                                  2004                 2003                2002
                                                            ------------------  -------------------  ------------------
                                                                  (dollars in thousands, except per share data)
         Historical net income to common stockholders           $13,312              $16,212             $17,115
         Add back compensation expense for stock options
            included in historical net income to common
            stockholders                                              -                    -                   -
         Deduct compensation expense for stock options
            determined under fair value based method               (176)                (235)               (264)
         Allocation of expense to minority interest                 145                  195                 220
                                                            ------------------  -------------------  ------------------
         Pro forma net income to common stockholders            $13,281              $16,172             $17,071
                                                            ------------------  -------------------  ------------------

         Earnings per share - basic:
         Historical net income to common stockholders             $0.74                $0.91               $0.98
         Pro forma net income to common stockholders              $0.74                $0.91               $0.98
         Earnings per share - diluted:
         Historical net income to common stockholders             $0.74                $0.91               $0.96
         Pro forma net income to common stockholders              $0.73                $0.91               $0.96
                                                            ------------------  -------------------  ------------------

There were no stock options granted in 2004, 2003 and 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of the Company's variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2004 was approximately $244,309 as compared to its carrying value of $224,532.

RECLASSIFICATIONS:

Certain amounts from prior year's consolidated financial statements have been reclassified to conform to the presentation of the current year's consolidated financial statements.

CONCENTRATION OF CREDIT RISK:

The Company's properties are not geographically diverse, and its tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 79 tenants at December 31, 2004, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 18.1%, 16.3% and 15.7% of the Company's cash rental income for the years ended December 31, 2004, 2003 and 2002, respectively, with the next largest tenant accounting for 10.8%, 10.0% and 8.6%, respectively, of total cash rental income. Cash rental income from Microsoft Corporation was $21,997, $21,151 and $20,338 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rents from this tenant are $107,171. During 2004, eleven of the Company's tenants relocated or ceased operations.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion No. 25 ("APB 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. SFAS No. 123R will be effective for public companies starting with the first interim period commencing after June 15, 2005. The Company will adopt the requirements of SFAS No. 123R in the third quarter of 2005. The Company expects that the adoption of this standard will reduce its net income and earnings per share; however, it will have no impact on cash flow. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets" ("SFAS No. 153"). SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

3.   DEFERRED RENT ALLOWANCE

The following table represents activity in the deferred rent allowance for the years ended December 31, 2004, 2003 and 2002.

                                                               Provision
                                                 Beginning      Against                    Ending
                                                  Balance       Revenues    Charge-off     Balance
                                               -------------- ------------ ------------ -------------
                                                               (dollars in thousands)
         Year ended December 31, 2002                $600        $4,736       $3,336        $2,000
         Year ended December 31, 2003              $2,000        $2,552       $2,552        $2,000
         Year ended December 31, 2004              $2,000        $1,313       $1,313        $2,000

4.   STOCK TRANSACTIONS

As of December 31, 2004 and 2003, $1,588 and $1,471 remained outstanding under notes issued in connection with the Company's purchase of its general partnership interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing the Company's net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2006. At present, the Company's only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

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

During the year ended December 31, 2004, stock options at $8.25 per share were exercised to purchase a total of 20,000 shares of the Company's common stock. Total proceeds to the Company were approximately $165.

During the year ended December 31, 2003, stock options were exercised to purchase a total of 150,362 shares of the Company's common stock, consisting of 60,362 shares exercised at $4.50 per share and 90,000 shares exercised at $8.25 per share. Total proceeds to the Company were approximately $1,014.

During the year ended December 31, 2002, stock options at $4.50 per share were exercised to purchase a total of 33,550 shares of the Company's common stock. Total proceeds to the Company were approximately $151.

In 2004 and 2003, 182,500 and 257,000 O.P. Units were exchanged for 182,500 and 257,000 shares of the Company's common stock, respectively, under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

5.   MINORITY INTEREST

Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 82.74% and 82.98%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2004 and 2003, respectively. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company's consolidated financial statements. The minority interest in the joint ventures is reflected as a component of minority interest of the operating partnerships. For the years ended December 31, 2004, 2003 and 2002, income associated with the minority interests held by the third parties of the three consolidated joint ventures was $486, $581 and $587, respectively.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

No estimate can be given at this time as to the total cost to the Company to acquire future projects under the Berg Land Holdings Option Agreement, or the timing as to when the Company will acquire such projects. In addition to any projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately 1.4 million square feet of new developments. Under the Berg Land Holdings Option Agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon, and Washington.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

7.   DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2004 and 2003.

                                                                                        Balance                Maturity    Interest
           Debt Description                Collateral Properties                     At December 31,             Date       Rate
   ---------------------------------  ---------------------------------        -----------------------------  ----------  ----------
                                                                                   2004            2003
   ---------------------------------  ---------------------------------        -----------------------------  ----------  ----------
                                                                                  (dollars in thousands)
   Line of Credit:
   Berg Group (related parties)       2033-2043 Samaritan Drive, San  Jose, CA $   9,560      $    6,320          3/06         (1)
                                      2133 Samaritan Drive, San Jose, CA       -------------  --------------
                                      2233-2243 Samaritan Drive, San Jose, CA
                                      1310-1450 McCandless Drive, Milpitas, CA
                                      1795-1845 McCandless Drive, Milpitas, CA

   Cupertino National Bank(4)         Not Applicable                              24,208          23,965         11/06         (4)
                                                                               -------------  --------------

   Mortgage Notes Payable  (related   5300-5350 Hellyer Avenue, San Jose, CA      10,420          10,762          6/10       7.650%
   parties):                                                                   -------------  --------------

   Mortgage Notes Payable: (2)
   Prudential Capital Group (3)                                                        -             733         10/06       8.750%
   Washington   Mutual                10460 Bubb Road, Cupertino, CA                 154             225         12/06       9.500%
   Prudential  Insurance Company of
   America (5)                        10300 Bubb Road, Cupertino, CA             119,441         121,455         10/08       6.560%
                                      10500 North De Anza Blvd, Cupertino, CA
                                      4050 Starboard Drive, Fremont, CA
                                      45700 Northport Loop, Fremont, CA
                                      45738 Northport Loop, Fremont, CA
                                      450 National Ave, Mountain View, CA
                                      6311 San Ignacio Avenue, San Jose, CA
                                      6321 San Ignacio Avenue, San Jose, CA
                                      6325 San Ignacio Avenue, San Jose, CA
                                      6331 San Ignacio Avenue, San Jose, CA
                                      6341 San Ignacio Avenue, San Jose, CA
                                      6351 San Ignacio Avenue, San Jose, CA
                                      3236 Scott Blvd, Santa Clara, CA
                                      3560 Bassett Street, Santa Clara, CA
                                      3570 Bassett Street, Santa Clara, CA
                                      3580 Bassett Street, Santa Clara, CA
                                      1135 Kern Avenue, Sunnyvale, CA
                                      1212 Bordeaux Lane, Sunnyvale, CA
                                      1230 E. Arques, Sunnyvale, CA
                                      1250 E. Arques, Sunnyvale, CA
                                      1170 Morse Avenue, Sunnyvale, CA
                                      1600 Memorex Drive, Santa Clara, CA
                                      1688 Richard Avenue, Santa Clara, CA
                                      1700 Richard Avenue, Santa Clara, CA
                                      3540 Bassett Street, Santa Clara, CA
                                      3542 Bassett Street, Santa Clara, CA
                                      3544 Bassett Street, Santa Clara, CA
                                      3550 Bassett Street, Santa Clara, CA

   Northwestern Mutual Life
   Insurance Company(6)               1750 Automation Parkway, San Jose, CA       94,517          97,445          1/13       5.640%
                                      1756 Automation Parkway, San Jose, CA
                                      1762 Automation Parkway, San Jose, CA
                                      6320 San Ignacio Avenue, San Jose, CA
                                      6540-6541 Via Del Oro, San Jose, CA
                                      6385-6387 San Ignacio Avenue, San Jose, CA
                                      2251 Lawson Lane, Santa Clara, CA
                                      1325 McCandless Drive, Milpitas, CA
                                      1650-1690 McCandless Drive, Milpitas, CA
                                      20605-20705 Valley Green Dr., Cupertino, CA

   Citicorp USA, Inc. (4)             2001 Walsh Avenue, Santa Clara,  CA         78,710          80,000          9/06         (4)
                                      2880 Scott Boulevard, Santa Clara, CA
                                      2890 Scott Boulevard, Santa Clara, CA
                                      2770-2800 Scott Boulevard, Santa Clara, CA
                                      2220 Central Expressway, Santa Clara, CA
                                      2300 Central Expressway, Santa Clara, CA
                                      2330 Central Expressway, Santa Clara, CA
                                      20400 Mariani Avenue, Cupertino, CA

                                                                               -------------  --------------
   Mortgage Notes Payable                                                        292,822         299,858


                                                                               -------------  --------------
   Total                                                                        $337,010        $340,905
                                                                               =============  ==============

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2006. The interest rate was 4.08% and 2.52% at December 31, 2004 and 2003, respectively.

(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from $8 to $827 over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 6.23% at December 31, 2004 and 2003.

(3) The Prudential Capital Group mortgage loan was paid off in its entirety in October 2004. It was collateralized by one property located at 20400
     Mariani Avenue in Cupertino, California. This property was added as additional collateral to the Citicorp USA, Inc. loan.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

(4) Interest rate equal to LIBOR plus 2%. The interest rate for the Cupertino National Bank line of credit at December 31, 2004 and 2003 was 4.29% and 3.17%, respectively. The interest rate for the Citicorp USA, Inc. mortgage loan at December 31, 2004 and 2003 was 4.18% and 3.17%, respectively. The Cupertino National Bank line of credit and Citicorp USA, Inc. loan contain certain financial loan and reporting covenants as defined in the loan agreements. As of December 31, 2004, the Company was in compliance with these loan covenants.

(5) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. A limited partner, who is not a member of the Berg Group, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900, which were deferred and amortized over the loan period.

(6) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period.


Scheduled principal payments on debt as of December 31, 2004 are as follows:

                                                          Fixed Rate Debt          Variable Rate Debt
                                                     (Including Related Parties)(Including Related Parties)      Total
                                                       -----------------------    ----------------------    ----------------
         December 31, 2005                                   $  5,704                   $  2,580               $  8,284
         December 31, 2006                                      6,042                    109,898                115,940
         December 31, 2007                                      6,350                          -                  6,350
         December 31, 2008                                    116,674                          -                116,674
         December 31, 2009                                      4,382                          -                  4,382
         Thereafter                                            85,380                          -                 85,380
                                                       -----------------------    ----------------------    ----------------
                                                             $224,532                   $112,478               $337,010
                                                       =======================    ======================    ================

8.   OPERATING PARTNERSHIP AND STOCKHOLDER DISTRIBUTIONS

Holders of the Company's common stock and O.P. Units are entitled to dividend distributions as determined and declared by the Company's Board of Directors. Under the Exchange Rights Agreement limited partners have the right to tender O.P. Units to the Company, and, at the Company's election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under the Company's charter document, or the overall 20% Berg Group ownership limit, as the case may be. O.P. Unit holders are entitled to vote when their O.P. Units are converted to shares of the Company's common stock.

During 2004 the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.88 per common share and O.P. Unit for total distributions of $91,944, including $16,717 payable in January 2005. During the fourth quarter of 2004, the Company's Board of Directors reduced the quarterly dividend distribution from $0.24 per common share and O.P. Unit to $0.16 per common share and O.P. Unit. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $69,075, which was treated as a draw on the Berg Group line of credit.

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

9.   EQUITY-BASED COMPENSATION AND RETIREMENT INVESTMENT PLANS

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

No options were granted in 2004, 2003 and 2002.

The remaining contractual lives of unexercised options granted range from July 2005 to April 2009.

The  following  table shows the  activity  and detail for the 1997 Stock  Option
Plan.

                                                                  Weighted Average
                                                  1997 Stock       Exercise Price
                                                 Option Plan          Per Share
                                               ---------------    ------------------
         Balance, December 31, 2001                983,912             $10.44
              Options exercised                    (33,550)             $4.50
                                               ---------------
         Balance, December 31, 2002                950,362             $10.65
              Options exercised                   (150,362)             $6.74
              Options cancelled                    (13,000)            $13.00
                                               ---------------
         Balance, December 31, 2003                787,000             $11.36
              Options exercised                    (20,000)             $8.25
                                               ---------------
         Balance, December 31, 2004                767,000             $11.44
                                               ===============

The following table summarizes information regarding options outstanding for the 1997 Stock Option Plan at December 31, 2004:

                                             Options Outstanding            Options Exercisable    Options Not Exercisable
                                     --------------------------------------------------------------------------------------
                                                    Weighted
                                                    Average
                                                   Remaining      Weighted                 Weighted                Weighted
         Range of Exercise Prices                 Contractual      Average                  Average                 Average
                                        Options     Life in       Exercise                  Exercise               Exercise
                                                    Years (1)       Price     Options        Price     Options       Price
                                     --------------------------------------------------------------------------------------
         $8.25                           120,000          1.0       $8.25     120,000        $8.25           -           -
         $11.33                          375,000          4.3      $11.33     229,167       $11.33     145,833      $11.33
         $13.00                          272,000          1.8      $13.00     269,000       $13.00       3,000      $13.00
                                     ------------                          ------------             ------------
         $8.25 to $13.00                 767,000          2.9      $11.44     618,167       $11.46     148,833      $11.36
                                     ============                          ============             ============

(1)  Expiration dates range from July 2005 to April 2009.


None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2004, outstanding options to purchase 618,167 shares of common stock were exercisable.

As of December 31, 2004, no additional shares were available for grant under the 1997 Stock Option Plan.

On November 24, 2004, the shareholders of Mission West Properties, Inc. approved the Company's 2004 Equity Incentive Plan ("2004 Plan"), which replaced the Company's 1997 Stock Option Plan ("1997 Plan"). The Company's board of directors approved the 2004 Plan in September 2004. No further options will be granted under the 1997 Plan.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

In replacing the 1997 Plan, the 2004 Plan:

- transferred up to 3,991,089 remaining shares available for issuance under the Company's 1997 Plan and terminated the 1997 Plan for any new grants;
- transferred up to an additional 767,000 shares subject to outstanding options under the 1997 Plan if they expire without being exercised;
- and includes the ability to grant restricted stock, restricted stock units, performance units, dividend equivalent rights, and other stock-based compensation, including O.P. Units of the Operating Partnerships, as well as incentive and non-statutory stock options.

Currently, the Company's 1997 Plan authorizes its board of directors to grant stock options to eligible employees and consultants and provides for the one-time automatic grant of options to non-employee directors upon joining the board of directors. The 2004 Plan will allow the Company to grant to employees and directors a wider range of awards than is permitted under the current stock option plan, including restricted stock, stock grants, restricted stock units, performance units, other stock-based compensation, including O.P. Units exchangeable for shares of common stock, and dividend equivalent rights, which will help the Company achieve its goal of attracting, retaining and motivating its personnel which is necessary to build the Company's infrastructure, achieve the Company's business goals and enhance stockholder value. No options or awards may be granted under the 2004 Plan after November 24, 2014.

Awards and options granted under the 2004 Plan may be granted to any employees, non-employee directors or consultants of the Company and any corporation or other entity affiliated with the Company, including the Operating Partnerships. Only employees of the Company or a corporate subsidiary may receive incentive stock options. Options can be granted to non-employee directors and consultants of the Company and to employees of the Company or a corporate subsidiary. No individual may receive in any one calendar year awards covering more than 500,000 of the total number of shares of stock.

The options generally are granted at the fair market value of the Company's common shares at the date of grant, vest over a four to six year period, are exercisable upon vesting and expire six to eight years from the date of grant. The exercise price for all incentive stock options under the 2004 Plan shall not be less than the fair market value of the underlying common shares at the time the option was granted.

Under the 2004 Plan, each non-employee member of the board of directors who became or becomes a member of the board of the directors after November 24, 2004, the date on which the Plan was approved by the Company's stockholders, will receive automatically a grant of an option to purchase 50,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of grant of such option. Such options become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee remains a director. In addition, the board of directors may authorize annual option grants or awards to non-employee directors in the board's discretion as long as the number of shares or equivalent number of underlying shares of common stock in the case of certain awards, does not exceed 50,000 per year. A disinterested majority of the board also may authorize additional options and awards to a director serving as a Committee chair or providing other extraordinary service to the Board. The 2004 Plan further provides that upon an acquisition of the Company in which more than 50% of the total voting power of the Company's outstanding securities is transferred to the acquirer or acquiring parties, options and awards held by non-employee directors will vest in full and become exercisable prior to their expiration.

The board of directors may terminate the 2004 Plan at any earlier time or make modifications of the 2004 Plan as it deems advisable. Awards and options granted at any time during the term of the 2004 Plan will not expire solely because of the termination of the 2004 Plan, and no amendment or modification of the 2004 Plan shall affect the terms of any outstanding award unless the board expressly provides otherwise. Termination or amendment of the 2004 Plan may not adversely affect the rights of the recipient of an award without his or her consent. The Compensation Committee of the Board of Directors may amend the terms of any option or award previously granted, but such amendment may not impair the rights of the recipient without his or her consent.

A total of 3,991,089 shares of common stock are reserved for issuance under the 2004 Plan. At no time may the number of shares issued pursuant to or subject to outstanding awards granted under the 2004 Plan exceed this number, subject to the provisions for increase and adjustment set forth in the 2004 Plan. If any option or award expires, terminates or is cancelled without being exercised in full, or any other award is forfeited, the shares forfeited or not purchased will be available for future grant of awards. As of December 31, 2004, no options or awards were granted under the 2004 Plan.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $92, $92 and $95 of expense for employer contributions made in connection with this plan, respectively.

10.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The computation for weighted average shares is detailed below:


                                                                 Year Ended              Year Ended              Year Ended
                                                             December 31, 2004        December 31, 2003       December 31, 2002
                                                             --------------------     -------------------     -------------------
     Weighted average shares outstanding (basic)                  18,034,873              17,739,609              17,455,799
     Incremental shares from assumed option exercise                  41,625                  63,338                 399,093
                                                             --------------------     -------------------     -------------------
     Weighted average shares outstanding (diluted)                18,076,498              17,802,947              17,854,892
                                                             ====================     ===================     ===================

Outstanding options to purchase 272,000, 647,000 and 285,000 shares in 2004, 2003 and 2002, respectively, were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2004 and 2003 were 86,384,695 and 86,398,064, respectively.

11.  OTHER INCOME

Other income, including interest, was approximately $6,914, $4,527 and $4,248 for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, termination fees and prior tenant bankruptcy settlements accounted for approximately $4,250 and $1,199, respectively, of other income. For the year ended December 31, 2003, prior tenant bankruptcy settlements accounted for approximately $2,231 of other income. For the year ended December 31, 2002, termination fees accounted for approximately $2,529 of other income.

12.  RELATED PARTY TRANSACTIONS

As of December 31, 2004 and 2003, the Berg Group owned 77,577,528 and 78,364,716 O.P. Units, respectively, of the total 86,384,695 and 86,398,064 O.P. Units issued and outstanding, respectively. The Berg Group's interest in the Company represents 74.2% and 75.1% of the Company as of December 31, 2004 and 2003, respectively, assuming conversion of the O.P. Units into common shares of the Company.

The Company periodically acquires unleased properties, which include land, the building shell and base building improvements, from the Berg Group under the Berg Group Land Holdings Options Agreement. These acquisitions from the Berg Group are made for properties where the Company has previously identified a tenant, and in conjunction with the acquisition, the Company executes a lease agreement with the tenant. In many of the acquisitions from the Berg Group, lease commissions relating to these leasing activities conducted by the Company are paid by the Berg Group and reimbursed by the Company in connection with the acquisition. These lease commissions are recorded separately in other assets on the Company's consolidated balance sheets.

The Company did not acquire any properties from the Berg Group in 2004.

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

As of December 31, 2004 and 2003, debt in the amount of $9,560 and $6,320, respectively, was due the Berg Group under the line of credit. This amount includes $9,000 of debt assumed in connection with an acquisition of a property from the Berg Group in 2003. Additionally, in 2004 and 2003, the operating partnerships declared distributions of $0.88 and $0.96 per O.P. Unit, respectively. Distributions paid to various members of the Berg Group were $69,075 and $75,224 in 2004 and 2003, respectively. Interest expense incurred in connection with the Berg Group line of credit was $266, $227 and $2,562 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, debt in the amount of $10,420 and $10,762, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group mortgage note was $811, $837 and $860 for the years ended December 31, 2004, 2003 and 2002, respectively.

TRANSFER OF INTEREST TO BERG GROUP IN CONSOLIDATED JOINT VENTURE:

In July 2000, the Hellyer Avenue Limited Partnership ("Hellyer LP") was formally organized as a California limited partnership between Mission West Properties, L.P. ("MWP"), of which the Company as the managing general partner, and Republic Properties Group ("RPC"), an unaffiliated third party, as general partner and limited partners. MWP was designated as the managing general partner of Hellyer LP. For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. ("Stellex") to provide a 15-year lease on approximately 160,000 square foot R&D buildings to be constructed by Berg & Berg Enterprises, Inc. ("BBE") on land owned by another Berg Group member.

As part of the transaction, MWP acquired the underlying land pursuant to the Berg Land Holdings Option Agreement for a price of $5.7 million by issuing 659,223 OP units to the Berg Group entity that owned the property. Further, under the terms of the Hellyer LP partnership agreement MWP then contributed the land to the partnership at an agreed value of $9.6 million, which amount was to be amortized and paid to MWP in the form of income and cash flow preferences. The transaction was reviewed and approved by the Independent Directors Committee of the Company's Board of Directors.

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

On September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to BBE. Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee of the Board of Directors had the right, but not the obligation, to reacquire on behalf of the Company the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000.

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

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was $682, $400 and $303 in 2004, 2003 and 2002, respectively. As of December 31, 2004, accumulated cash flow distributions from Hellyer LP totaling approximately $2.2 million were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in other assets, with an offsetting account payable to BBE.

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

ACQUISITION OF CARL E. BERG'S INTEREST IN UNCONSOLIDATED JOINT VENTURE:

In July 1999, an unrelated party, TBI, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company's Independent Directors Committee must approve the acquisition of any properties and that the Company's policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MSW, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MSW to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MSW owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling $53.6 million. The Independent Directors Committee approved the Company's acquisition of the Berg Group's 50% interest in the joint venture, effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MSW acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots.

BERG CONTROLLED ENTITIES HAVE FINANCIAL INTERESTS IN CERTAIN TENANTS THAT LEASE SPACE FROM THE COMPANY:

During December 31, 2004, 2003 and 2002, Carl E. Berg or entities controlled by Mr. Berg have financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $866, $904 and $748 in rental revenue in 2004, 2003 and 2002, respectively. Under the Company's Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

BERG COMMITMENT TO COMPLETE FUTURE IMPROVEMENTS AND BUILDING IN CONNECTION WITH CERTAIN ACQUISITIONS FROM THE BERG GROUP UNDER THE BERG LAND HOLDINGS OPTION
AGREEMENT:

The Berg Group has an approximately $2.5 million commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose, California. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

The Berg Group has an approximately $7.5 million commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian Drive in Sunnyvale, California which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

LEASING AND OVERHEAD REIMBURSEMENTS PROVIDED BY BERG CONTROLLED ENTITY:

The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $90 for each year ended December 31, 2004, 2003 and 2002.

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

         Year                    Minimum Rent
         --------------------------------------------
                            (dollars in thousands)
         2005                     $102,084
         2006                       95,389
         2007                       77,429
         2008                       62,838
         2009                       54,297
         Thereafter                134,218
                          ---------------------------
         Total                    $526,255
                          ===========================

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $18,363, $17,146 and $12,752 for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with property acquisitions, the Company assumed $9,000 and $18,000 of related party debt due the Berg Group, assumed other liabilities of $783 and $387 and issued 350,163 and 835,491 O.P. Units for a total acquisition value of $12,953 and $30,953 for the years ended December 31, 2003 and 2002, respectively. The Company did not make any property acquisitions in 2004.

Amounts of $75,326, $75,224 and $75,281 were due the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2004, 2003 and 2002, respectively, and were treated as draws under the Berg Group line of credit.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

REPUBLIC PROPERTIES CORPORATION (RPC) V. MISSION WEST PROPERTIES, L.P., IN THE CIRCUIT COURT OF MARYLAND FOR BALTIMORE CITY CASE NO. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership. In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case. Following a review of the Maryland Court's decision, our legal counsel advised us to request a review of the decision by the Maryland Appeals Court. A Maryland Appeals Court or any further court decision that may not rule in favor of Mission West Properties L.P. in this matter will not have a material adverse affect on our financial statements. In July 2004 RPC attached the Company's bank account for approximately $1.1 million. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara the parties agreed that the Company will post a $1.5 million bond and RPC will remove the attachment from the Company's bank account until final resolution of the appeal in Maryland. In February 2001 the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case. See Note 19.

MISSION  WEST  PROPERTIES,  L.P.  V.  PREMISYS  COMMUNICATIONS,  INC.  AND ZHONE
TECHNOLOGIES, INC. IN THE SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF ALAMEDA CASE NO. HG03118906. This was a breach of lease case which the Company received a $1.1 million settlement for in April 2004.

CRAIG R. JALBERT LIQUIDATING CEO, AS REPRESENTATIVE OF THE ESTATE OF THE CONSOLIDATED DEBTORS FOR ACT MANUFACTURING, INC. V. MISSION WEST PROPERTIES, L.P. IN UNITED STATES BANKRUPTCY COURT DISTRICT OF MASSACHUSETTS CASE NO. 01-47641 (JBR). The Company is vigorously opposing this claim which asserts that certain payments made in the ordinary course of business within 90 days of the ACT bankruptcy filing were alleged preference payments. The amount of the claim is $482. In December 2004, the Company settled this matter and received a final payment of $276 which was recorded as other income in the consolidated statements of operations.

THE GLOBAL CROSSING ESTATE REPRESENTATIVE, FOR ITSELF AND THE LIQUIDATING TRUSTEE OF THE GLOBAL CROSSING LIQUIDATING TRUST V. MISSION WEST PROPERTIES, L.P. IN UNITED STATES BANKRUPTCY COURT SOUTHERN DISTRICT OF NEW YORK CASE NO. 02-40188 (REG). The Company is vigorously opposing this claim which asserts that certain payments made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were alleged preference payments. The amount of the claim is $815. In addition, the Global debtors and the Creditor's Committee filed an objection to the unsecured claim filed by Mission West Properties in the Global cases for $16,711. See Note 19.

GUARANTEES

Under its certificate of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2004.

The Company also enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

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

16.  REAL ESTATE ASSET HELD FOR SALE/DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2004, 2003 and 2002. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

As of December 31, 2004, there was one property under contract to be sold or otherwise disposed of which would qualify as assets held for sale. There were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale as of December 31, 2003.

In November 2004, the Company identified one property as asset held for sale. That property was sold for $8,500 in January 2005. Based on the expected net proceeds of the sale, the Company recorded an asset impairment charge of ($2,193) in 2004. Also see Note 19. The Company decided to sell that property after an unsolicited offer was made from an unrelated third party. In March 2002, the Company sold one property for $18,503 resulting in a gain of $6,103. Condensed results of operations for these properties for the years ended December 31, 2004, 2003 and 2002 are as follows:


                                                                           For the Year Ended December 31,
                                                                 2004                   2003                    2002
                                                         --------------------    -------------------    --------------------
         Revenues                                                              (dollars in thousands)
            Rental revenue from real estate                  $   381                  $1,227                  $1,561
            Tenant reimbursements                                 92                     145                     435
            Other income                                           2                       -                       -
                                                         --------------------    -------------------    --------------------
               Total revenues                                    475                   1,372                   1,996

         Expenses
            Property operating, maintenance and
               real estate taxes                                 116                     144                     435
            Depreciation                                         207                     249                     295
            Asset impairment charge                            2,193                       -                       -
                                                         --------------------    -------------------    --------------------
              Total expenses                                   2,516                     393                     730

         Net (loss)/income from discontinued
             operations                                       (2,041)                    979                   1,266
         Net gain on disposition of discontinued
             operations                                            -                       -                   6,103
         Minority interest in earnings attributable to
             discontinued operations                           1,600                    (768)                 (6,093)
                                                         --------------------    -------------------    --------------------
         Total (loss)/income from discontinued operations   ($   441)                 $  211                  $1,276
                                                         ====================    ===================    ====================

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

For the years ended December 31, 2004 and 2003, income from discontinued operations included results of operations from one property classified as held for sale at December 31, 2004. For the year ended December 31, 2002, income from discontinued operations included results of operations of one property classified as held for sale at December 31, 2004 and one property sold in 2002 through its sale date.

17.  PROPERTY ACQUISITIONS

For real estate acquired subsequent to June 30, 2001, the effective date of SFAS No. 141, "Business Combinations," the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building/tenant improvements, and identified intangible assets and liabilities, including the value of the above or below market leases and in-place leases.

See Note 12 for discussion of property acquisitions from the Berg Group.

On April 9, 2003, the Company acquired San Tomas Technology Park for $110,013, which was financed through new third party debt and an existing line of credit. The purchase price was allocated to long-lived assets, one above-market in-place lease and the value of in-place leases as follows:

         Land                                $ 41,698
         Buildings and improvements            50,031
         Above-market in-place lease           11,172
         In-place leases                        7,112
                                            ---------
         Total cash purchase price           $110,013
                                            =========

The results of operations of the San Tomas Technology Park have been included in the Company's consolidated operating results since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease terms. Amortization related to above-market leases for the years ended December 31, 2004 and 2003 was $1,888 and $1,416, respectively, and was recorded as a reduction of rental revenue from real estate. Amortization expense related to in-place leases of $1,762 and $881 was recorded for the years ended December 31, 2004 and 2003, respectively.

On March 8, 2002, the Company acquired the Orchard-Trimble property for $31,312 in cash. The purchase price was allocated to long-lived assets and the value of in-place leases as follows:

         Land                                $10,437
         Buildings and improvements           19,507
         In-place leases                       1,368
                                           ---------
         Total cash purchase price           $31,312
                                           =========

In-place leases were considered at market. The results of operations of the Orchard-Trimble property have been included in the Company's consolidated operating results since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease terms. Amortization expense related to in-place leases of $410, $547 and $411 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the in-place lease intangible asset relating to the Orchard-Trimble property became fully amortized, and the asset cost and related accumulated amortization was removed from the accounts.

Details of real estate related intangible assets at December 31, 2004 and 2003 are as follows:

         Amortizable Intangible Assets                        2004          2003
         -----------------------------------------------------------------------------
                                                            (dollars in thousands)
         Above-market lease                                  $11,172       $11,172
         In-place leases                                       7,112         8,479
                                                          ----------------------------
         Gross real estate related intangible assets          18,284        19,651
         Less accumulated amortization                        (5,947)       (3,254)
                                                          ----------------------------
         Net real estate related intangible assets           $12,337       $16,397
                                                          ============================

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

The estimated aggregate amortization expense for the real estate related intangible assets for each of the six succeeding fiscal years is as follows:

                                                          Estimated
                               Estimated              Above Market Lease
                             In-place Lease              Amortization             Estimated
         Year              Amortization (expense)     (revenue off-set)      Total Amortization
         -----------------------------------------------------------------------------------------
                                                   (dollars in thousands)
         2005                     $1,444                  $1,888                 $ 3,332
         2006                      1,285                   1,888                   3,173
         2007                      1,205                   1,888                   3,093
         2008                        311                   1,889                   2,200
         2009                        195                     315                     510
         2010                         29                       -                      29
                           -----------------------------------------------------------------------
         Total                    $4,469                  $7,868                 $12,337
                           =======================================================================


18.  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)


Quarterly financial information for the year ended December 31, 2004 (1) is as follows:

                                                                               For the Three Months Ended
                                                       March 31,             June 30,           September 30,         December 31,
                                                                                      (Unaudited)
                                                 -----------------------------------------------------------------------------------
     Rental revenue from continuing operations         $31,270               $29,880               $29,553              $28,820
     Income before gain on sales of assets,
         equity in earnings of unconsolidated
         joint venture and minority interests          $19,951               $22,087               $18,315              $18,153
     Income from continuing operations                 $ 3,469               $ 3,812                $3,173              $ 3,299
     Income from discontinued operations               $    54              ($    17)                     -            ($   478)
     Net income                                        $ 3,523               $ 3,795                $3,173              $ 2,821
     Per share data:
        Basic net income per share                       $0.20                 $0.21                 $0.18                $0.16
        Diluted net income per share                     $0.19                 $0.21                 $0.18                $0.16
     Weighted average shares of common stock        17,969,416            18,016,356            18,071,484           18,081,321
     (basic)
     Weighted average shares of common stock        18,075,262            18,079,139            18,098,174           18,104,454
     (diluted)

Quarterly financial information for the year ended December 31, 2003 (1) is as follows:

                                                                               For the Three Months Ended
                                                       March 31,             June 30,           September 30,         December 31,
                                                                                      (Unaudited)
                                                 -----------------------------------------------------------------------------------
     Rental revenue from continuing operations         $31,124               $32,415               $33,003              $32,968
     Income before gain on sales of assets,
         equity in earnings of unconsolidated
         joint venture and minority interests          $23,007               $22,577               $22,398              $24,203
     Income from continuing operations                 $ 3,936               $ 4,059               $ 3,841              $ 4,166
     Income from discontinued operations               $    52               $    52               $    52              $    53
     Net income                                        $ 3,988               $ 4,111               $ 3,893              $ 4,219
     Per share data:
        Basic net income per share                       $0.23                 $0.23                 $0.22                $0.24
        Diluted net income per share                     $0.23                 $0.23                 $0.22                $0.23
     Weighted average shares of common stock        17,637,260            17,701,999            17,747,293           17,869,252
     (basic)
     Weighted average shares of common stock        17,695,001            17,762,773            17,817,917           17,972,706
     (diluted)

(1) The summation of the quarterly financial data may not equal the annual number reported on the consolidated financial statements of operations due to rounding differences.

19.  SUBSEQUENT EVENTS

On January 5, 2005, the Company completed the sale of a three story 75,000 rentable square foot R&D property at 3120 Scott Boulevard in Santa Clara, California for $8,500, following the expiration of a long term lease by the tenant that originally completed construction of the building in March 1984. During the months leading up to and following the turnover of the building from the original tenant, management began formulating a marketing strategy to lease the building to a new tenant. During this evaluation period, management leased a 12,000 square foot portion of the ground floor of the building to a former subtenant of the original tenant of the building and received an unsolicited offer to purchase the building from an unrelated party. During the fourth quarter of 2004, prior to recommending to the Company's Board of Directors to accept the offer, management took into consideration several factors and concluded that the property would require additional capital improvements and likely remain vacant for more than a year under current market conditions. As a result of the sale, an impairment loss of ($2,193) was recorded in 2004 based on the fair value of the property being less than its carrying value. That property was classified as held for sale at December 31, 2004.

On January 7, 2005, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 31, 2004. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units.

On February 9, 2005, after having spent more than one year attempting to resolve the objection to the Global Crossings claim (as well as the preference lawsuit), the Court held a hearing to consider objection filed with respect to Mission West Properties' claim. A continued hearing on the claim objection is set for March 23, 2005. A trial date has not been set for either the unsecured claim objection or preference litigation. See Note 15.

On February 22, 2005, the Company acquired an approximately 200,500 rentable square foot R&D property located at 5521 (formerly 4949) Hellyer Avenue in San Jose, California from Cisco Systems, Inc. The total acquisition price for this property was approximately $14,026. The building was purchased vacant.

On February 4, 2005, the Maryland Appeals Court heard the Company's appeal in the Republic Properties Corporation v. Mission West Properties, L.P suit. On March 1, 2005, the Maryland Appeals Court ruled in favor of Mission West Properties, L.P., finding that the Circuit Court of Maryland could not assert personal jurisdiction. The Maryland Appeals Court will issue its mandate within 30 days, after which Republic Properties Corporation will have 15 days to seek a writ of certiorari to the Maryland Appeals Court.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

The audits referred to in our report dated January 28, 2005 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.


In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


\S\ BDO Seidman, LLP


San Francisco, California
January 28, 2005

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2004
                             (dollars in thousands)

                                                                   Initial Cost                               Total Cost
                                                           ----------------------------     Cost      ------------------------
                                                                            Buildings   Subsequent to             Buildings
                                          December 31, 2004                    and      Construction/                and
Property Name               City            Encumbrances       Land        Improvements  Acquisition     Land    Improvements
----------------------------------------   --------------- -------------- ------------- ------------- ---------- -------------
5300-5350 Hellyer Avenue    San Jose    E       $10,420      $ 5,742        $ 11,442                   $ 5,742     $ 11,442
10401-10411 Bubb Road       Cupertino   A                        633           3,078                       633        3,078
45365 Northport Loop        Fremont                            2,447           5,711       $   11        2,447        5,722
45700 Northport Loop        Fremont     B                      1,184           5,760            7        1,184        5,767
45738 Northport Loop        Fremont     B                        891           4,338            5          891        4,343
4050 Starboard Drive        Fremont     B                      1,329           6,467            8        1,329        6,475
3501 W. Warren Ave/Fremont  Fremont                            1,866           9,082        1,053        1,866       10,135
Blvd
48800 Milmont Blvd          Fremont                            1,013           4,932                     1,013        4,932
4750 Patrick Henry Drive    Santa Clara                        1,604           7,805          153        1,604        7,958
3520 Bassett Street         Santa Clara C                      1,104           5,371                     1,104        5,371
3530 Bassett Street         Santa Clara C,D                      849           4,133                       849        4,133
5850-5870 Hellyer Avenue    San Jose                           2,787           6,502                     2,787        6,502
5750 Hellyer Avenue         San Jose                           3,266           3,354                     3,266        3,354
800 Embedded Way            San Jose                           5,508          12,134           16        5,508       12,150
5500 Hellyer Avenue         San Jose                           4,735          12,484           39        4,735       12,523
5550 Hellyer Avenue         San Jose                           3,261           3,478                     3,261        3,478
5400 Hellyer Avenue         San Jose                           3,238           5,007          215        3,238        5,222
5325 Hellyer Avenue         San Jose                           4,684          10,231           40        4,684       10,271
5345 Hellyer Avenue         San Jose                           4,866           5,822                     4,866        5,822
5905-5965 Silver Creek      San Jose                           8,437          17,317                     8,437       17,317
Valley Road
5905-5965 Silver Creek      San Jose                           3,438           2,727                     3,438        2,727
Valley Road
855 Embedded Way            San Jose                           3,289           6,521           68        3,289        6,589
1065-1105 La Avenida Street Mountain View                     46,832         109,275           65       46,832      109,340
1750 Automation Parkway     San Jose    H                      4,789          11,174          315        4,789       11,489
1756 Automation Parkway     San Jose    H                      4,378          10,216           15        4,378       10,231
1762 Automation Parkway     San Jose    H                      4,804          12,224           20        4,804       12,244
1768 Automation Parkway     San Jose                           8,195          19,121           14        8,195       19,135
255 Caspian Drive           Sunnyvale                          3,491           7,160        1,559        3,491        8,719
245 Caspian Drive           Sunnyvale                          5,894               -                     5,894            -
5970 Optical Court          San Jose                           2,758           8,395                     2,758        8,395
5900 Optical Court          San Jose                           3,634          12,677           83        3,634       12,760
2630 Orchard Parkway        San Jose                           2,931           5,863           22        2,931        5,885
2610 Orchard Parkway        San Jose    K                      2,615           5,231                     2,615        5,231
55 West Trimble Road        San Jose    K                      4,435           8,869                     4,435        8,869
2001 Walsh Avenue           Santa Clara G,I,J                  4,610           5,245                     4,610        5,245
2880 Scott Boulevard        Santa Clara G,I,J                 14,501          25,501                    14,501       25,501
2890 Scott Boulevard        Santa Clara G,I,J                  3,081          10,844                     3,081       10,844
2770-2800 Scott Boulevard   Santa Clara G,I                    7,138           7,075            2        7,138        7,077
2300 Central Expressway     Santa Clara G,I,J                  2,390          14,418                     2,390       14,418
2220 Central Expressway     Santa Clara G,I,J                  3,304           4,301          162        3,304        4,463
2330 Central Expressway     Santa Clara G,I                    3,673           3,932                     3,673        3,932
2251 Lawson Lane            Santa Clara H                      1,952           9,498                     1,952        9,498
1230 East Arques            Sunnyvale   B                        540           2,628           39          540        2,667
1250 East Arques            Sunnyvale   B                      1,335           6,499                     1,335        6,499
3120 Scott Blvd             Santa Clara M                      2,044           7,755                     2,044        7,755
20400 Mariani Avenue        Cupertino   I                      1,670           8,125                     1,670        8,125
10500 De Anza Blvd          Cupertino   B                      7,666          37,304                     7,666       37,304
20605-20705 Valley Green Dr.Cupertino   H                      3,490          16,984                     3,490       16,984
10300 Bubb Road             Cupertino   B                        635           3,090                       635        3,090
10440 Bubb Road             Cupertino                            434           2,112           61          434        2,173
10460 Bubb Road             Cupertino               154          994           4,838        1,161          994        5,999
1135 Kern Avenue            Sunnyvale   B                        407           1,982                       407        1,982
405 Tasman Drive            Sunnyvale                            550           2,676           90          550        2,766
450 National Avenue         Mountain View B                      611           2,973                       611        2,973
3301 Olcott Street          Santa Clara                        1,846           8,984                     1,846        8,984
2800 Bayview Avenue         Fremont                            1,070           5,205           60        1,070        5,265
6850 Santa Teresa Blvd      San Jose                             377           1,836          820          377        2,656
6810 Santa Teresa Blvd      San Jose                           2,567           5,991           12        2,567        6,003
140-160 Great Oaks Blvd     San Jose                           1,402           6,822          755        1,402        7,577

                                                            Accumulated
                                                            Depreciation      Date of     Depreciable
Property Name               City               Total       & Amortization   Acquisition      Life
----------------------------------------    ------------   --------------   -----------   -----------
5300-5350 Hellyer Avenue    San Jose    E      $ 17,184        $ 1,323          5/00           L
10401-10411 Bubb Road       Cupertino   A         3,711            502          7/98           L
45365 Northport Loop        Fremont               8,169            613         10/00           L
45700 Northport Loop        Fremont     B         6,951            938          7/98           L
45738 Northport Loop        Fremont     B         5,234            708          7/98           L
4050 Starboard Drive        Fremont     B         7,804          1,054          7/98           L
3501 W. Warren Ave/Fremont  Fremont              12,001          1,490          7/98           L
Blvd
48800 Milmont Blvd          Fremont               5,945            803          7/98           L
4750 Patrick Henry Drive    Santa Clara           9,562          1,375          7/98           L
3520 Bassett Street         Santa Clara C         6,475            873          7/98           L
3530 Bassett Street         Santa Clara C,D       4,982            673          7/98           L
5850-5870 Hellyer Avenue    San Jose              9,289          1,005         11/98           L
5750 Hellyer Avenue         San Jose              6,620            286          8/01           L
800 Embedded Way            San Jose             17,658          1,488          3/00           L
5500 Hellyer Avenue         San Jose             17,258          1,223          2/01           L
5550 Hellyer Avenue         San Jose              6,739            321          6/01           L
5400 Hellyer Avenue         San Jose              8,460            652          7/00           L
5325 Hellyer Avenue         San Jose             14,955          1,053          1/01           L
5345 Hellyer Avenue         San Jose             10,688            562          1/02           L
5905-5965 Silver Creek      San Jose             25,754          1,515          7/01           L
Valley Road
5905-5965 Silver Creek      San Jose              6,165            222         10/01           L
Valley Road
855 Embedded Way            San Jose              9,878            632          5/01           L
1065-1105 La Avenida Street Mountain View       156,172         15,715          4/99           L
1750 Automation Parkway     San Jose    H        16,278          1,580          7/99           L
1756 Automation Parkway     San Jose    H        14,609          1,286          1/00           L
1762 Automation Parkway     San Jose    H        17,048          1,462          4/00           L
1768 Automation Parkway     San Jose             27,330          1,960         12/00           L
255 Caspian Drive           Sunnyvale            12,210          1,035          4/00           L
245 Caspian Drive           Sunnyvale             5,894              -          4/01           L
5970 Optical Court          San Jose             11,153            210         12/03           L
5900 Optical Court          San Jose             16,394            818          7/02           L
2630 Orchard Parkway        San Jose              8,816            416          3/02           L
2610 Orchard Parkway        San Jose    K         7,846            371          3/02           L
55 West Trimble Road        San Jose    K        13,304            629          3/02           L
2001 Walsh Avenue           Santa Clara G,I,J     9,855            654          4/03           L
2880 Scott Boulevard        Santa Clara G,I,J    40,002          1,979          4/03           L
2890 Scott Boulevard        Santa Clara G,I,J    13,925            687          4/03           L
2770-2800 Scott Boulevard   Santa Clara G,I      14,215            310          4/03           L
2300 Central Expressway     Santa Clara G,I,J    16,808          3,623          4/03           L
2220 Central Expressway     Santa Clara G,I,J     7,767            892          4/03           L
2330 Central Expressway     Santa Clara G,I       7,605            172          4/03           L
2251 Lawson Lane            Santa Clara H        11,450          1,545          7/98           L
1230 East Arques            Sunnyvale   B         3,207            453          7/98           L
1250 East Arques            Sunnyvale   B         7,834          1,057          7/98           L
3120 Scott Blvd             Santa Clara M         9,799          1,578          7/98           L
20400 Mariani Avenue        Cupertino   I         9,795          1,323          7/98           L
10500 De Anza Blvd          Cupertino   B        44,970          6,066          7/98           L
20605-20705 Valley Green Dr.Cupertino   H        20,474          2,764          7/98           L
10300 Bubb Road             Cupertino   B         3,725            503          7/98           L
10440 Bubb Road             Cupertino             2,607            353          7/98           L
10460 Bubb Road             Cupertino             6,993            944          7/98           L
1135 Kern Avenue            Sunnyvale   B         2,389            325          7/98           L
405 Tasman Drive            Sunnyvale             3,316            452          7/98           L
450 National Avenue         Mountain View B       3,584            484          7/98           L
3301 Olcott Street          Santa Clara          10,830          1,463          7/98           L
2800 Bayview Avenue         Fremont               6,335            858          7/98           L
6850 Santa Teresa Blvd      San Jose              3,033            544          7/98           L
6810 Santa Teresa Blvd      San Jose              8,570            876          3/99           L
140-160 Great Oaks Blvd     San Jose              8,979          1,255          7/98           L

                                                                   Initial Cost                               Total Cost
                                                           ----------------------------     Cost      ------------------------
                                                                            Buildings   Subsequent to             Buildings
                                          December 31, 2004                    and      Construction/                and
Property Name               City            Encumbrances       Land        Improvements  Acquisition     Land    Improvements
----------------------------------------   --------------- -------------- ------------- ------------- ---------- -------------
6541 Via del Oro/6385 San   San Jose    H                      1,039           5,057                     1,039        5,057
Ignacio
6311-6351 San Ignacio Ave.  San Jose    B                      6,246          30,396          170        6,246       30,566
6320-6360 San Ignacio Ave.  San Jose    H                      2,616          12,732          439        2,616       13,171
75 E. Trimble Road/2610 N.  San Jose                           3,477          16,919           85        3,477       17,004
First St
2033-2243 Samaritan Drive   San Jose    F         9,560        5,046          24,556          154        5,046       24,710
1170 Morse Avenue           Sunnyvale   B                        658           3,201                       658        3,201
3236 Scott Blvd             Santa Clara B                      1,234           6,005                     1,234        6,005
1212 Bordeaux Lane          Sunnyvale   B                      2,250          10,948                     2,250       10,948
1325-1810 McCandless Drive  Milpitas    F,H                   13,994          66,213        1,363       13,994       67,576
1600 Memorex Drive          Santa Clara B                      1,221           5,940           11        1,221        5,951
1688 Richard Avenue         Santa Clara B                      1,248           2,913            6        1,248        2,919
1700 Richard Avenue         Santa Clara B                      1,727           4,030                     1,727        4,030
3506-3510 Bassett Street    Santa Clara C                        943           4,591          116          943        4,707
3540-3544 Bassett Street    Santa Clara B,C                    1,565           7,615          189        1,565        7,804
3550 Bassett Street         Santa Clara B,C                    1,079           5,251           33        1,079        5,284
3560 Bassett Street         Santa Clara B,C                    1,075           5,233            8        1,075        5,241
3570-3580 Bassett Street    Santa Clara B,C                    1,075           5,233                     1,075        5,233
   Prudential Ins. Co. of America Loan  B       119,441
   Northwestern Mutual Life Ins. Co.    H        94,517
   Citicorp USA, Inc.                   I        78,710
                                           --------------- -------------- ------------- ------------- ---------- -------------
                                               $312,802     $275,707        $787,352       $9,444     $275,707     $796,796
                                           =============== ============== ============= ============= ========== =============


                                                            Accumulated
                                                            Depreciation      Date of     Depreciable
Property Name               City               Total       & Amortization   Acquisition      Life
----------------------------------------    ------------   --------------   -----------   -----------
6541 Via del Oro/6385 San   San Jose    H         6,096           823           7/98           L
Ignacio
6311-6351 San Ignacio Ave.  San Jose    B        36,812         5,025           7/98           L
6320-6360 San Ignacio Ave.  San Jose    H        15,787         2,149           7/98           L
75 E. Trimble Road/2610 N.  San Jose             20,481         2,804           7/98           L
First St
2033-2243 Samaritan Drive   San Jose    F        29,756         3,923           7/98           L
1170 Morse Avenue           Sunnyvale   B         3,859           522           7/98           L
3236 Scott Blvd             Santa Clara B         7,239           978           7/98           L
1212 Bordeaux Lane          Sunnyvale   B        13,198         1,782           7/98           L
1325-1810 McCandless Drive  Milpitas    F,H      81,570        11,059           7/98           L
1600 Memorex Drive          Santa Clara B         7,172           946           7/98           L
1688 Richard Avenue         Santa Clara B         4,167           476           9/98           L
1700 Richard Avenue         Santa Clara B         5,757           549           8/99           L
3506-3510 Bassett Street    Santa Clara C         5,650           790           7/98           L
3540-3544 Bassett Street    Santa Clara B,C       9,369         1,275           7/98           L
3550 Bassett Street         Santa Clara B,C       6,363           876           7/98           L
3560 Bassett Street         Santa Clara B,C       6,316           857           7/98           L
3570-3580 Bassett Street    Santa Clara B,C       6,308           853           7/98           L
   Prudential Ins. Co. of America Loan  B
   Northwestern Mutual Life Ins. Co.    H
   Citicorp USA, Inc.                   I
                                           ------------   -----------
                                             $1,072,503      $111,640
                                           ============   ===========


(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) Encumbered by the $119,441 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(C)  Part of the property group referred to as the Triangle Technology Park.
(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(E) 50% of this property's ownership is held by an affiliated party since September 2000.
(F) Three properties at Samaritan Drive and two properties at McCandless Drive are encumbered by the $9,560 debt due the Berg Group under the line of credit.
(G)  Part of the property group referred to as the San Tomas Technology Park.
(H) Encumbered by the $94,517 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Encumbered by the $78,710 Citicorp USA, Inc. loan - full amount of loan shown at the bottom of the schedule.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS No. 141 amounted to $18,284.
(K) Purchase price allocated to real estate related intangible assets pursuant to SFAS No. 141 amounted to $1,367.
(L)  Depreciation is computed based on the following estimated lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS No. 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.
(M) This property was designated as asset held for sale at December 31, 2004. Upon the classification of real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less selling costs. Accordingly, the carrying value of 3120 Scott Blvd. reflects a write-down of $2,193. In January 2005, this property was sold for a total sale price of $8,500.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2003
                             (dollars in thousands)

                                                                     Initial Cost                               Total Cost
                                                           -----------------------------      Cost       -------------------------
                                             December 31,                    Buildings    Subsequent to                Buildings
                                                2003                            And       Construction/                   And
Property Name               City            Encumbrances        Land        Improvements   Acquisition      Land      Improvements
----------------------------------------  ---------------  --------------  -------------  -------------  ----------  -------------
5300-5350 Hellyer Avenue    San Jose    E       $10,761         $ 5,742        $11,442                    $ 5,742        $11,442
10401-10411 Bubb Road       Cupertino   A                           633          3,078                        633          3,078
45365 Northport Loop        Fremont                               2,447          5,711           $ 11       2,447          5,722
45700 Northport Loop        Fremont     B                         1,184          5,760              7       1,184          5,767
45738 Northport Loop        Fremont     B                           891          4,338              5         891          4,343
4050 Starboard Drive        Fremont     B                         1,329          6,467              8       1,329          6,475
3501 W. Warren Ave/Fremont  Fremont                               1,866          9,082                      1,866          9,082
48800 Milmont Blvd          Fremont                               1,013          4,932                      1,013          4,932
4750 Patrick Henry Drive    Santa Clara                           1,604          7,805            153       1,604          7,958
3520 Bassett Street         Santa Clara C                         1,104          5,371                      1,104          5,371
3530 Bassett Street         Santa Clara C,D                         849          4,133                        849          4,133
5850-5870 Hellyer Avenue    San Jose                              2,787          6,502                      2,787          6,502
5750 Hellyer Avenue         San Jose                              3,266          3,354                      3,266          3,354
800 Embedded Way            San Jose                              5,508         12,134             16       5,508         12,150
5500 Hellyer Avenue         San Jose                              4,735         12,484             39       4,735         12,523
5550 Hellyer Avenue         San Jose                              3,261          3,478                      3,261          3,478
5400 Hellyer Avenue         San Jose                              3,238          5,358            215       3,238          5,573
5325 Hellyer Avenue         San Jose                              4,684         10,329             40       4,684         10,369
5345 Hellyer Avenue         San Jose                              4,866          5,822                      4,866          5,822
5905-5965 Silver Creek      San Jose                              8,437         17,317                      8,437         17,317
Valley Road
5905-5965 Silver Creek      San Jose                              3,438          2,727                      3,438          2,727
Valley Road
855 Embedded Way            San Jose                              3,289          6,521             68       3,289          6,589
1065-1105 La Avenida Street Mountain View                        46,832        109,275             65      46,832        109,340
1750 Automation Parkway     San Jose    H                         4,789         11,174            315       4,789         11,489
1756 Automation Parkway     San Jose    H                         4,378         10,216             15       4,378         10,231
1762 Automation Parkway     San Jose    H                         4,804         12,224             20       4,804         12,244
1768 Automation Parkway     San Jose                              8,195         19,121             14       8,195         19,135
255 Caspian Drive           Sunnyvale                             3,491          7,160          1,559       3,491          8,719
245 Caspian Drive           Sunnyvale                             5,894              -                      5,894              -
5970 Optical Court          San Jose                              2,758          8,395                      2,758          8,395
5900 Optical Court          San Jose                              3,634         12,677             83       3,634         12,760
2630 Orchard Parkway        San Jose                              2,931          5,863                      2,931          5,863
2610 Orchard Parkway        San Jose    K                         2,615          5,738                      2,615          5,738
55 West Trimble Road        San Jose    K                         4,435          9,730                      4,435          9,730
2001 Walsh Avenue           Santa Clara G,I,J                     4,610          5,245                      4,610          5,245
2880 Scott Boulevard        Santa Clara G,I,J                    14,501         25,500                     14,501         25,500
2890 Scott Boulevard        Santa Clara G,I,J                     3,081         10,843                      3,081         10,843
2770-2800 Scott Boulevard   Santa Clara G,I                       7,138          7,075              2       7,138          7,077
2300 Central Expressway     Santa Clara G,I,J                     2,390         14,419                      2,390         14,419
2220 Central Expressway     Santa Clara G,I,J                     3,304          4,301             88       3,304          4,389
2330 Central Expressway     Santa Clara G,I                       3,673          3,932                      3,673          3,932
2251 Lawson Lane            Santa Clara H                         1,952          9,498                      1,952          9,498
1230 East Arques            Sunnyvale   B                           540          2,628             39         540          2,667
1250 East Arques            Sunnyvale   B                         1,335          6,499                      1,335          6,499
3120 Scott Blvd             Santa Clara                           2,044          9,948                      2,044          9,948
20400 Mariani Avenue        Cupertino               733           1,670          8,125                      1,670          8,125
10500 De Anza Blvd          Cupertino   B                         7,666         37,304                      7,666         37,304
20605-20705 Valley Green Dr.Cupertino   H                         3,490         16,984                      3,490         16,984
10300 Bubb Road             Cupertino   B                           635          3,090                        635          3,090
10440 Bubb Road             Cupertino                               434          2,112             15         434          2,127
10460 Bubb Road             Cupertino               226             994          4,838          1,161         994          5,999
1135 Kern Avenue            Sunnyvale   B                           407          1,982                        407          1,982
405 Tasman Drive            Sunnyvale                               550          2,676             90         550          2,766
450 National Avenue         Mountain View B                         611          2,973                        611          2,973
3301 Olcott Street          Santa Clara                           1,846          8,984                      1,846          8,984
2800 Bayview Avenue         Fremont                               1,070          5,205             60       1,070          5,265
6850 Santa Teresa Blvd      San Jose                                377          1,836            820         377          2,656
6810 Santa Teresa Blvd      San Jose                              2,567          5,991             12       2,567          6,003
140-160 Great Oaks Blvd     San Jose                              1,402          6,822            755       1,402          7,577

                                                            Accumulated
                                                            Depreciation     Date of     Depreciable
Property Name               City               Total      & Amortization   Acquisition      Life
----------------------------------------   ------------   --------------   -----------   -----------
5300-5350 Hellyer Avenue    San Jose    E     $ 17,184         $ 1,037        5/00             L
10401-10411 Bubb Road       Cupertino   A        3,711             425        7/98             L
45365 Northport Loop        Fremont              8,169             469       10/00             L
45700 Northport Loop        Fremont     B        6,951             794        7/98             L
45738 Northport Loop        Fremont     B        5,234             600        7/98             L
4050 Starboard Drive        Fremont     B        7,804             892        7/98             L
3501 W. Warren Ave/Fremont  Fremont             10,948           1,251        7/98             L
Blvd
48800 Milmont Blvd          Fremont              5,945             680        7/98             L
4750 Patrick Henry Drive    Santa Clara          9,562           1,155        7/98             L
3520 Bassett Street         Santa Clara C        6,475             739        7/98             L
3530 Bassett Street         Santa Clara C,D      4,982             570        7/98             L
5850-5870 Hellyer Avenue    San Jose             9,289             843       11/98             L
5750 Hellyer Avenue         San Jose             6,620             203        8/01             L
800 Embedded Way            San Jose            17,658           1,234        3/00             L
5500 Hellyer Avenue         San Jose            17,258             915        2/01             L
5550 Hellyer Avenue         San Jose             6,739             224        6/01             L
5400 Hellyer Avenue         San Jose             8,811             527        7/00             L
5325 Hellyer Avenue         San Jose            15,053             788        1/01             L
5345 Hellyer Avenue         San Jose            10,688             417        1/02             L
5905-5965 Silver Creek      San Jose            25,754           1,083        7/01             L
Valley Road
5905-5965 Silver Creek      San Jose             6,165             154       10/01             L
Valley Road
855 Embedded Way            San Jose             9,878             459        5/01             L
1065-1105 La Avenida Street Mountain View      156,172          12,982        4/99             L
1750 Automation Parkway     San Jose    H       16,278           1,292        7/99             L
1756 Automation Parkway     San Jose    H       14,609           1,029        1/00             L
1762 Automation Parkway     San Jose    H       17,048           1,153        4/00             L
1768 Automation Parkway     San Jose            27,330           1,481       12/00             L
255 Caspian Drive           Sunnyvale           12,210             738        4/00             L
245 Caspian Drive           Sunnyvale            5,894               -        4/01             L
5970 Optical Court          San Jose            11,153               -       12/03             L
5900 Optical Court          San Jose            16,394             489        7/02             L
2630 Orchard Parkway        San Jose             8,794             269        3/02             L
2610 Orchard Parkway        San Jose    K        8,353             596        3/02             L
55 West Trimble Road        San Jose    K       14,165           1,009        3/02             L
2001 Walsh Avenue           Santa Clara G,I,J    9,855             237        4/03             L
2880 Scott Boulevard        Santa Clara G,I,J   40,001             761        4/03             L
2890 Scott Boulevard        Santa Clara G,I,J   13,924             272        4/03             L
2770-2800 Scott Boulevard   Santa Clara G,I     14,215             133        4/03             L
2300 Central Expressway     Santa Clara G,I,J   16,809           1,534        4/03             L
2220 Central Expressway     Santa Clara G,I,J    7,693             310        4/03             L
2330 Central Expressway     Santa Clara G,I      7,605              74        4/03             L
2251 Lawson Lane            Santa Clara H       11,450           1,307        7/98             L
1230 East Arques            Sunnyvale   B        3,207             381        7/98             L
1250 East Arques            Sunnyvale   B        7,834             894        7/98             L
3120 Scott Blvd             Santa Clara         11,992           1,371        7/98             L
20400 Mariani Avenue        Cupertino            9,795           1,120        7/98             L
10500 De Anza Blvd          Cupertino   B       44,970           5,133        7/98             L
20605-20705 Valley Green Dr.Cupertino   H       20,474           2,339        7/98             L
10300 Bubb Road             Cupertino   B        3,725             426        7/98             L
10440 Bubb Road             Cupertino            2,561             293        7/98             L
10460 Bubb Road             Cupertino            6,993             791        7/98             L
1135 Kern Avenue            Sunnyvale   B        2,389             276        7/98             L
405 Tasman Drive            Sunnyvale            3,316             386        7/98             L
450 National Avenue         Mountain View    B   3,584             410        7/98             L
3301 Olcott Street          Santa Clara         10,830           1,238        7/98             L
2800 Bayview Avenue         Fremont              6,335             720        7/98             L
6850 Santa Teresa Blvd      San Jose             3,033             440        7/98             L
6810 Santa Teresa Blvd      San Jose             8,570             726        3/99             L
140-160 Great Oaks Blvd     San Jose             8,979           1,013        7/98             L


                                                                        Initial Cost                               Total Cost
                                                                 ------------------------      Cost       -------------------------
                                                  December 31,                Buildings    Subsequent to                Buildings
                                                     2003                        And       Construction/                   And
Property Name                 City               Encumbrances      Land     Improvements   Acquisition       Land      Improvements
----------------------------------------------  --------------  ----------  -------------  -------------  ----------  -------------
6541 Via del Oro/6385 San Ig. San Jose    H                         1,039         5,057                       1,039        5,057
6311-6351 San Ignacio         San Jose    B                         6,246        30,396           145         6,246       30,541
6320-6360 San Ignacio         San Jose    H                         2,616        12,732           439         2,616       13,171
75 E. Trimble Road/2610 N.    San Jose                              3,477        16,919            85         3,477       17,004
First Street
2033-2243 Samaritan Drive     San Jose    F           6,320         5,046        24,556           154         5,046       24,710
1170 Morse Avenue             Sunnyvale   B                           658         3,201                         658        3,201
3236 Scott Blvd               Santa Clara B                         1,234         6,005                       1,234        6,005
1212 Bordeaux Lane            Sunnyvale   B                         2,250        10,948                       2,250       10,948
1325-1810 McCandless Drive    Milpitas    F,H                      13,994        66,213         1,065        13,994       67,278
1600 Memorex Drive            Santa Clara B                         1,221         5,940            11         1,221        5,951
1688 Richard Avenue           Santa Clara B                         1,248         2,913             6         1,248        2,919
1700 Richard Avenue           Santa Clara B                         1,727         4,030                       1,727        4,030
3506-3510 Bassett Street      Santa Clara C                           943         4,591           116           943        4,707
3540-3544 Bassett Street      Santa Clara B,C                       1,565         7,615           189         1,565        7,804
3550 Bassett Street           Santa Clara B,C                       1,079         5,251            33         1,079        5,284
3560 Bassett Street           Santa Clara B,C                       1,075         5,233             8         1,075        5,241
3570-3580 Bassett Street      Santa Clara B,C                       1,075         5,233                       1,075        5,233
   Prudential Ins. Co. of America Loan    B         121,455
   Northwestern Mutual Life Ins. Co.      H          97,445
   Citicorp USA, Inc.                     I          80,000
                                                --------------  ----------  -------------  -------------  ----------  -------------
                                                   $316,940      $275,707      $791,361        $7,926      $275,707     $799,287
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
6311-6351 San Ignacio         San Jose    B          36,787            4,241         7/98           L
6320-6360 San Ignacio         San Jose    H          15,787            1,800         7/98           L
75 E. Trimble Road/2610 N.    San Jose               20,481            2,368         7/98           L
First St
2033-2243 Samaritan Drive     San Jose    F          29,756            3,402         7/98           L
1170 Morse Avenue             Sunnyvale   B           3,859              442         7/98           L
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
1700 Richard Avenue           Santa Clara B           5,757              447         8/99           L
3506-3510 Bassett Street      Santa Clara C           5,650              664         7/98           L
3540-3544 Bassett Street      Santa Clara B,C         9,369            1,078         7/98           L
3550 Bassett Street           Santa Clara B,C         6,363              740         7/98           L
3560 Bassett Street           Santa Clara B,C         6,316              725         7/98           L
3570-3580 Bassett Street      Santa Clara B,C         6,308              722         7/98           L
   Prudential Ins. Co. of America Loan    B
   Northwestern Mutual Life Ins. Co.      H
   Citicorp USA, Inc.                     I
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

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2004 and 2003
                             (dollars in thousands)

1.   Reconciliation   of  real   estate   and   accumulated   depreciation   and
     amortization:

                                                                                            2004                       2003
                                                                                   ------------------------   ----------------------
Real estate investments:
   Balance at beginning of year                                                         $1,074,994                 $  953,175
   Additions                                                                                 1,421                    121,819
   Reclassification                                                                         (1,719)                         -
   Impairment charge                                                                        (2,193)                         -
                                                                                   ------------------------   ----------------------
   Balance at end of year                                                               $1,072,503                 $1,074,994
                                                                                   ========================   ======================



Accumulated depreciation and amortization:
   Balance at beginning of year                                                           $ 89,243                    $67,053
   Additions                                                                                23,765                     22,190
   Reclassification                                                                         (1,368)                         -
                                                                                   ------------------------   ----------------------
   Balance at end of year                                                                 $111,640                    $89,243
                                                                                   ========================   ======================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company previously disclosed the change in its independent accountants on Form 8-K, filed February 2, 2004, Form 8-K/A, filed February 18, 2004, and Form 8-K, filed May 12, 2004.


ITEM 9A. REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     (a)  Disclosure Controls and Procedures

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

     (b)  Changes in Internal Control over Financial Reporting

     In October 2004, the Audit Committee of our Board of Directors hired a third party contractor to assist management in evaluating internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control - Integrated Framework. Under COSO an internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliability in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial states will not be prevented or detected.

     The third party contractor identified certain deficiencies that constituted significant deficiencies but not material weaknesses. We remediated these deficiencies by updating and revising certain written policies and procedures; implementing additional policies and procedures to segregate duties among our employees for our various accounting cycles; implementing additional policies and procedures concerning access to and use of our information technology network; creating checklists to provide a record of the preparation and review by different members of management for accuracy, consistency and completeness in our leasing activities and financial closing procedures; and establishing new dual signature requirements for disbursements.

     Other than the foregoing initiatives, there were no significant changes in our internal control or, to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation. We have determined that our internal control over financial reporting was effective as of December 31, 2004. Please refer to, "Management Report on Internal Control over Financial Reporting," above. Our registered independent public accounting firm has attested to this report, as set forth in Item 8, above.


ITEM 9B. OTHER INFORMATION

     In December 2004, we terminated our lease agreement as amended dated as of July 25, 1998 with Microsoft Corporation and entered into a new lease for our R&D properties located at 1045, 1055, 1065, 1075 and 1085 La Avenida Street in Mountain View, California. Under the new lease Microsoft will continue to occupy four buildings, which consist of approximately 422,012 rentable square feet, and will vacate the 1075 La Avenida building, which consists of approximately 93,688 square feet, on or before January 2006. The new lease term is 116 months commencing January 1, 2005. The new lease provides for "triple net" rent, which we will accrue on a straight-line basis of $2.19 per square foot per month. At any time during the term of the new lease Microsoft has a right of first offer to lease any available building in the project. The new lease further provides that on December 1, 2008, Microsoft has the right to give notice to vacate either 1055 or 1085 La Avenida effective

     September 1, 2009, and if it exercises this contraction right it must pay us a fee of approximately $400,000. In addition, on December 1, 2010, Microsoft will have the right to give notice of termination of the lease effective September 1, 2011, and if it exercises this right, it must pay us a termination fee of approximately $7.5 million. The termination fee would be adjusted, however, to take into account the greater or lower rental cost at the effective date of termination if Microsoft had exercised its earlier right to add or vacate one additional building. We did not incur any tenant improvement costs in connection with this new lease, but did incur a leasing commission of approximately $2.9 million, which we will amortize over the term of the new lease.

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

ITEM 14. ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated by reference from the sections titled "Principal Accountant Fees and Services" in the Company's definitive proxy statement for its annual stockholders' meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



          Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

3.2.1     Articles of Amendment and Restatement of Mission West Properties, Inc.(1)
3.2.2     Restated Bylaws of Mission West Properties, Inc.(1)
10.1.1    Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.(2a)
10.1.2    Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I(2a)
10.1.3    Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II(2a)
10.1.4    Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III(2a)
10.2      Exchange Rights Agreement between Mission West Properties and the Limited Partners(2a)
10.3.1    1997 Stock Option Plan(3)
10.3.2    Form of Incentive Stock Option Agreement(1)
10.3.3    Form of Non-statutory Stock Option Agreement(1)
10.3.4    Form of Directors Stock Option Agreement(1)
10.4.1    Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg Group (as defined therein)(1)
10.4.2    Amendment of Acquisition Agreement, dated as of July 1, 1998(1)
10.4.3    Form of Partnership Interest Purchase Demand Note (1)
10.5.1    Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of Common Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same(1)
10.5.2    Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of Common Stock in a private placement of 695,058 shares and Subscription Agreement relating to same(1)
10.5.3    Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4, 1998 Stock
          Purchase Agreements (2b)
10.6      Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the Berg Group(2a)
10.7      Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group(2a)
10.8      Berg & Berg Enterprises, Inc. Sublease Agreement(1)
10.9      Not in use
10.10     Not in use
10.11     Not in use
10.12     Lease Agreement with Apple Computer, Inc.(4a)
10.13     Lease Agreement with Cisco Systems, Inc,(4b)
10.14     Lease Agreement with Amdahl Corporation(4c)
10.15     Prudential Promissory Note(5)
10.16     Prudential Deed of Trust(5)
10.17     Prudential Certificate Regarding Distribution(5)
10.18     Prudential Guaranty(5)
10.19     Waiver Agreement(6)
10.20     Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and Paul McCarthy(7)
10.21     Lease Agreement with Microsoft Corporation, dated July 25, 1998(8)
10.21.1   Lease Agreement with Microsoft Corporation, dated December 23, 2004
10.22     Contribution Agreement(8)
10.23     Assumption Agreement for Wells Fargo Line of Credit(9)
10.24     Not in use
10.25     Not in use
10.26     Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg(9)
10.27     Berg Group Revolving Credit - $100,000,000 Secured Promissory Note(10)
10.27.1   Third Amendment to Berg Group $100,000,000 Revolving Line of Credit(11)
10.28     Berg Group Deed of Trust Securing Revolving Promissory Note(12)


10.29     Cupertino National Bank Revolving Credit Loan Agreement(13)
10.29.1   Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement(14)
10.30     Mission West Properties, LP Continuing Guaranty(13)
10.31     Mission West Properties, LP II Continuing Guaranty(13)
10.32     Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company(13)
10.33     Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company(13)
10.34     Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company(13)
10.35     Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
10.36     Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
10.37     Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
10.38     Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
10.39     Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
10.40     Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
10.41     Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
10.42     Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
10.43     Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
10.44     Not in use
10.45     Citicorp USA, Inc.$80,000,000 Secured Promissory Note (15)
10.45.1   Citicorp USA, Inc.$80,000,000 First Amendment to Promissory Note (11)
10.45.2   Citicorp USA, Inc.$80,000,000 Second Amendment to Promissory Note (16a)
10.45.3   Citicorp USA, Inc.$80,000,000 Third Amendment to Promissory Note (16b)
10.45.4   Citicorp USA, Inc.$80,000,000 Fourth Amendment to Promissory Note (14)
10.46     2004 Equity Incentive Plan(17)
21.1      Subsidiaries of the Registrant (18)
23.1      Consent of Independent Registered Public Accounting Firm
24.1      Powers of Attorney (included on the signature page hereto)
31.1      Certificate of Principal Executive Officer pursuant to Rule 13a-14
31.2      Certificate of Principal Operating Officer pursuant to Rule 13a-14
31.3      Certificate of Principal Financial Officer pursuant to Rule 13a-14
99.1      Section 1350 Certificate

(1) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4/A filed on July 20, 1998 and declared effective on November 23, 1998.

(2a) Incorporated herein by reference to the same-numbered exhibit to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).

(2b) Incorporated   herein  by  reference  to  Exhibit  10.8  to  the  Company's
     Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).

(3) Incorporated herein by reference to Exhibit E to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 21, 1997.

(4a) Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998.

(4b) Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998.

(4c) Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998.

(5) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4/A filed on October 27, 1998 and declared effective on November 23, 1998.

(6) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-4/A filed on November 16, 1998 and declared effective on November 23, 1998.

(7) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.

(8) Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).

(9) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11/A filed on June 15, 1999 (Commission File No. 333-80203).

(10) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 13, 2001.

(11) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 12, 2003.

(12) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1999 filed on March 30, 2000.

(13) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2002 filed on March 27, 2003.

(14) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 2, 2004.

(15) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 15, 2003.

(16a)Incorporated herein by reference to Exhibit 10.45.1 to the annual report on Form 10-K for 2003 filed on July 30, 2004.

(16b)Incorporated herein by reference to Exhibit 10.45.2 to the annual report on Form 10-K for 2003 filed on July 30, 2004.

(17) Incorporated herein by reference to Appendix II to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004.

(18) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.



     (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on October 14, 2004, regarding its results of operations and financial condition for the third quarter of 2004.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MISSION WEST PROPERTIES, INC.

         Date: March 11, 2005                     By: /s/ CARL E. BERG
                                                  ----------------------
                                                  Carl E. Berg
                                                  Chief Executive Officer

         Date: March 11, 2005                     By: /s/ WAYNE N. PHAM
                                                  ----------------------
                                                  Wayne N. Pham
                                                  Vice President of Finance and
                                                  Controller
                                                  (Principal Accounting Officer)

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

      Signature                   Title                                Date

/s/  CARL E. BERG
-------------------------
Carl E. Berg                  Chairman of the Board, Chief        March 11, 2005
                              Executive Officer, and Director

/s/  RAYMOND V. MARINO
-------------------------
Raymond V. Marino             President, Chief Operating Officer  March 11, 2005
                              and Director

/s/  JOHN C. BOLGER
-------------------------
John C. Bolger                Director                            March 11, 2005


/s/  WILLIAM A. HASLER
-------------------------
William A. Hasler             Director                            March 11, 2005


/s/  LAWRENCE B. HELZEL
-------------------------
Lawrence B. Helzel            Director                            March 11, 2005

                             CERTIFICATE PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Carl E. Berg, certify that:

1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2004;

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

4. The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Company and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     d) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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


Carl E. Berg
Chairman and Chief Executive Officer
March 11, 2005

                             CERTIFICATE PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Raymond V. Marino, certify that:

1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2004;

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

4. The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Company and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     d) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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


Raymond V. Marino
President and Chief Operating Officer
March 11, 2005

                             CERTIFICATE PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Wayne N. Pham, certify that:

1. I have reviewed this Annual Report on Form 10-K of Mission West Properties, Inc. (the "Company") for the year ended December 31, 2004;

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

4. The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Company and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     d) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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


Wayne N. Pham
Vice President of Finance and Controller
March 11, 2005