Form 10-Q
period 2005-03-31
MISSION WEST PROPERTIES INC
filed 2005-05-10
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                 18,247,191 shares outstanding as of May 9, 2005

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005


                                      INDEX

                                                                                                                     PAGE

PART I        FINANCIAL INFORMATION                                                                                  ----
   Item 1.    Financial Statements:

              Consolidated Balance Sheets as of March 31, 2005 (unaudited)
              and December 31, 2004 ..................................................................................2

              Consolidated Statements of Operations for the
              three months ended March 31, 2005 and 2004 (unaudited)..................................................3

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2005 and 2004 (unaudited)..................................................4

              Notes to Consolidated Financial Statements (unaudited)..................................................5

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

Certifications

Section 1350 Certification

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                                    ---------

                                                                                    March 31, 2005         December 31, 2004
                                                                                 ---------------------   ----------------------
                                     ASSETS                                          (Unaudited)
Real estate assets, at cost:
    Land                                                                              $  277,647              $  273,663
    Buildings and improvements                                                           777,925                 770,757
    Real estate related intangible assets                                                 18,284                  18,284
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,073,856               1,062,704
    Less accumulated depreciation and amortization                                      (115,655)               (110,062)
    Assets held for sale, net of accumulated depreciation of $1,578 at 12/31/04                -                   8,221
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     958,201                 960,863
Cash and cash equivalents                                                                  2,561                   1,519
Restricted cash                                                                            1,551                   1,551
Note receivable, net of deferred gain on sale of real estate of $1,345 at 3/31/05          2,714                       -
Deferred rent receivable, net of $2,000 allowance at 3/31/05 and 12/31/04                 19,126                  18,511
Investment in unconsolidated joint venture                                                 3,298                   3,559
Other assets, net of accumulated amortization of $6,184 and $5,667
    at March 31, 2005 and December 31, 2004, respectively                                 24,130                  19,653
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,011,581              $1,005,656
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                  $    7,910              $    9,560
    Revolving line of credit                                                              32,504                  24,208
    Mortgage notes payable                                                               290,855                 292,822
    Mortgage notes payable (related parties)                                              10,330                  10,420
    Interest payable                                                                         327                     327
    Security deposits                                                                      8,101                   8,544
    Deferred rental income                                                                12,659                  11,038
    Liabilities related to assets held for sale                                                -                      14
    Dividend/distribution payable                                                         16,718                  16,718
    Accounts payable and accrued expenses                                                  9,670                   6,704
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 389,074                 380,355

Commitments and contingencies

Minority interests                                                                       509,255                 512,089

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                             -                       -
    Common stock, $.001 par value, 200,000,000 shares authorized,
       18,147,191 and 18,097,191 shares issued and outstanding
       at 3/31/05 and 12/31/04, respectively                                                  18                      18
    Paid-in-capital                                                                      135,075                 134,539
    Accumulated deficit                                                                  (21,841)                (21,345)
                                                                                 ---------------------   ----------------------
       Total stockholders' equity                                                        113,252                 113,212
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,011,581              $1,005,656
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)
                                    ---------

                                                               Three months ended March 31,
                                                                2005                 2004
                                                         -------------------- -------------------
Revenues:
   Rental revenue from real estate                               $26,247              $31,210
   Tenant reimbursements                                           3,628                4,168
   Other income, including interest                                  303                  394
                                                         -------------------- -------------------
        Total revenues                                            30,178               35,772
                                                         -------------------- -------------------

Expenses:
   Property operating, maintenance and real estate taxes           4,889                5,455
   Interest                                                        4,647                4,363
   Interest (related parties)                                        307                  252
   General and administrative                                        675                  348
   Depreciation and amortization of real estate                    5,574                5,440
                                                         -------------------- -------------------
        Total expenses                                            16,092               15,858
                                                         -------------------- -------------------

Income before equity in earnings of unconsolidated joint
   venture and minority interests                                 14,086               19,914
Equity in (loss)/earnings of unconsolidated joint venture             (6)                 591
Minority interests                                               (11,677)             (17,044)
                                                         -------------------- -------------------
   Income from continuing operations                               2,403                3,461
                                                         -------------------- -------------------

Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                         14                    -
(Loss)/income attributable to discontinued operations                 (9)                  62
                                                         -------------------- -------------------
   Income from discontinued operations                                 5                   62
                                                         -------------------- -------------------

Net income to common stockholders                                $ 2,408              $ 3,523
                                                         ==================== ===================
Net income to minority interests                                 $11,695              $17,269
                                                         ==================== ===================
Income per share from continuing operations:
   Basic                                                           $0.13                $0.19
                                                         ==================== ===================
   Diluted                                                         $0.13                $0.19
                                                         ==================== ===================
Income per share from discontinued operations:
   Basic                                                               -                $0.01
                                                         ==================== ===================
   Diluted                                                             -                    -
                                                         ==================== ===================
Net income per share to common stockholders:
   Basic                                                           $0.13                $0.20
                                                         ==================== ===================
   Diluted                                                         $0.13                $0.19
                                                         ==================== ===================
Weighted average shares of
  common stock outstanding (basic)                            18,110,524           17,969,416
                                                         ==================== ===================
Weighted average shares of
  common stock outstanding (diluted)                          18,136,797           18,075,262
                                                         ==================== ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                    ---------

                                                                                                   Three months ended March 31,
                                                                                                     2005                2004
                                                                                              ------------------- ------------------
Cash flows from operating activities:
     Income from continuing operations                                                             $ 2,403              $ 3,461
     Adjustments to reconcile net income to net cash provided by operating activities:
            Gain from disposal of discontinued operations                                               14                    -
            (Loss)/income attributable to discontinued operations                                       (9)                  62
            Minority interests                                                                      11,695               17,269
            Depreciation and amortization of real estate and in place leases                         5,606                5,523
            Amortization of above market rent intangible asset                                         472                  472
            Equity in loss/(earnings) of unconsolidated joint venture                                    6                 (591)
            Distributions from unconsolidated joint venture                                            255                  500
     Changes in operating assets and liabilities, net of liabilities assumed:
            Deferred rent receivable                                                                  (615)                  67
            Other assets                                                                            (4,477)               1,957
            Security deposits                                                                         (443)                (552)
            Deferred rental income                                                                   2,967                  592
            Accounts payable and accrued expenses                                                    2,966                3,294
                                                                                              ------------------- ------------------
     Net cash provided by operating activities                                                      20,840               32,054
                                                                                              ------------------- ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (285)                (115)
     Proceeds from sales of properties                                                              11,041                    -
     Note receivable from sale of real estate                                                       (4,060)                   -
     Purchase of real estate                                                                       (14,184)                   -
                                                                                              ------------------- ------------------
     Net cash used in investing activities                                                          (7,488)                (115)
                                                                                              ------------------- ------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                    (1,967)              (1,294)
    Principal payments on mortgage notes payable (related parties)                                     (90)                 (83)
    Net payments under line of credit (related parties)                                             (1,651)              (3,363)
    Payment on revolving line of credit                                                                  -               (3,155)
    Proceeds from revolving line of credit                                                           8,296                    -
    Proceeds from stock options exercised                                                                -                  165
    Minority interest distributions                                                                (14,002)             (20,949)
    Dividends                                                                                       (2,896)              (4,295)
                                                                                              ------------------- ------------------
     Net cash used in financing activities                                                         (12,310)             (32,974)
                                                                                              ------------------- ------------------
     Net increase/(decrease) in cash and cash equivalents                                            1,042               (1,035)
Cash and cash equivalents, beginning of period                                                       1,519                4,129
                                                                                              ------------------- ------------------
Cash and cash equivalents, ending of period                                                        $ 2,561              $ 3,094
                                                                                              =================== ==================
Supplemental information:
    Cash paid for interest                                                                         $ 4,864              $ 4,514
                                                                                              =================== ==================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P units                                          $   535              $ 1,302
                                                                                              =================== ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except share, per share, O.P. Units and per square footage amounts)
                                   (Unaudited)

     The Company's consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2004 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

     As of March 31, 2005, the Company owns a controlling general partnership interest of 17.19%, 21.63%, 16.14% and 12.38% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 17.33% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 108 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2005.

     BUSINESS SEGMENT INFORMATION
     The  Company's   primary  business  is  the  ownership  and  management  of
     R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for SFAS No. 131 purposes.

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including the operating partnerships. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature.

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of March 31, 2005. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the previously reported 2004 statements in order to conform to the 2005 presentation.

                          MISSION WEST PROPERTIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED
         (Dollars in thousands, except share, per share, O.P. Units and per square footage amounts)
                                   (Unaudited)

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

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common shareholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three months ended March 31, 2005 and 2004.

                                                                       Three Months Ended March 31,
                                                                           2005             2004
                                                                      ---------------  ---------------
                                                                (dollars in thousands, except per share data)
       Historical net income to common stockholders                        $2,408           $3,523
       Deduct compensation expense for stock options determined
          under fair value based method                                       (27)             (44)
       Allocation of expense to minority interest                              18               36
                                                                      ---------------  ---------------
       Pro forma net income to common stockholders                         $2,399           $3,515
                                                                      ===============  ===============

       Earnings per share - basic:
       Historical net income to common stockholders
                                                                          $0.13            $0.20
       Pro forma net income to common stockholders
                                                                          $0.13            $0.20
       Earnings per share - diluted:
       Historical net income to common stockholders
                                                                          $0.13            $0.19
       Pro forma net income to common stockholders
                                                                          $0.13            $0.19

     No stock options were granted during the first three months of 2005.

3.   REAL ESTATE

     PROPERTY DISPOSITION
     During the first quarter 2005, the Company completed the sale of two R&D properties consisting of 103,350 rentable square feet, which include the R&D properties at 3120 Scott Boulevard, Santa Clara, California and 405 Tasman Drive, Sunnyvale, California. A loss of approximately $2,200 was realized on the total sales price of $8,500 for the 3120 Scott property and was provided for in the fourth quarter 2004 as an asset impairment charge under discontinued operations. A total estimated gain of approximately $1,400 will be recognized on the total sales price of $4,250 for the 405 Tasman property. The gain will be recognized as income based on the installment method of profit recognition since the buyer has not made a sufficient down payment. The Company received a secured note receivable from the buyer of 405 Tasman property for $4,060, which is being presented on the consolidated balance sheets net of the $1,345 deferred gain at March 31, 2005. The note receivable is non-interest bearing until August 2005, at which time a $400 payment is due and interest accrues at 5%, and the remaining balance of $3,660 is due in November 2005.

     PROPERTY ACQUISITIONS
     In the first quarter 2005, the Company acquired a 203,800 rentable square foot vacant R&D property located at 5521 Hellyer Avenue in San Jose, California. The total acquisition price for the property was approximately $14,000. The Company has allocated the purchase price to land, building, and building improvements based upon the estimated relative fair values of such assets. Since the property was acquired vacant, there was no purchase price allocation to lease intangible assets. The allocation of purchase price has not yet been finalized.

4.   STOCK TRANSACTIONS

     During the three months ended March 31, 2005, one limited partner exchanged 50,000 O.P. units for 50,000 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

                          MISSION WEST PROPERTIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED
         (Dollars in thousands, except share, per share, O.P. Units and per square footage amounts)
                                   (Unaudited)

5.   DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property, and the operations related to property held for sale, are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations during the three months ended March 31, 2005. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

     As of March 31, 2005, there were no properties under contract to be sold or otherwise disposed of which would qualify as an asset held for sale or discontinued operation.

     During the first quarter of 2005, the Company sold two properties for a combined sales price of $12,750. See Note 3 above for additional details. Condensed results of operations for these properties for the three months ended March 31, 2005 and 2004 are as follows:

                                                                      For the Three Months Ended March 31,
                                                                           2005                   2004
                                                                   --------------------    -------------------
                                                                              (dollars in thousands)
                                                                                   (Unaudited)
         Revenues
            Rental revenue from real estate                               $ 14                   $ 366
            Tenant reimbursements                                            1                      50
                                                                   --------------------    -------------------
               Total revenues                                               15                     416
                                                                   --------------------    -------------------

         Expenses
            Property operating, maintenance and real estate taxes           22                      46
            Depreciation                                                    33                      82
                                                                   --------------------    -------------------
              Total expenses                                                55                     128
                                                                   --------------------    -------------------

         (Loss)/income from discontinued operations                        (40)                    288
         Gain on disposition of property                                    63                       -
         Minority interest in earnings attributable to
             discontinued operations                                       (18)                   (226)
                                                                   --------------------    -------------------
         (Loss)/income from discontinued operations                       $  5                   $  62
                                                                   ====================    ===================

     For  the  three  months  ended  March  31,  2005  and  2004,   income  from
     discontinued operations included results of operations from two properties that were sold in the first quarter of 2005.

     A deferred gain of approximately $1,400 was recorded on one of the disposed properties. The recognized gain will be based on the installment method of profit recognition since the buyer has not made a sufficient down payment established by Statement of Financial Accounting Standards No. 66 ("SFAS No. 66"), Accounting for Sales of Real Estate. SFAS No. 66 establishes accounting standards for recognizing profit or loss on sales of real estate. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate. The Company recorded a $63 gain in the first quarter 2005, and the balance of the expected gain is deferred.

     As of March 31, 2005, the note receivable from the 405 Tasman property sale was approximately $2,714, net of the expected deferred gain on sale of real estate of $1,345.

6.   NET INCOME PER SHARE

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

                          MISSION WEST PROPERTIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED
         (Dollars in thousands, except share, per share, O.P. Units and per square footage amounts)
                                   (Unaudited)

     The computation for weighted average shares is detailed below:

                                                            Three Months Ended March 31,
                                                               2005              2004
                                                         ---------------    --------------
         Weighted average shares outstanding (basic)       18,110,524         17,969,416
         Incremental shares from assumed option exercise       26,273            105,846
                                                         ---------------    --------------
         Weighted average shares outstanding (diluted)     18,136,797         18,075,262
                                                         ===============    ==============

     Outstanding options to purchase 647,000 shares in 2005 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during that period. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at March 31, 2005 and 2004 was 86,334,695 and 86,467,195, respectively.

7.   RELATED PARTY TRANSACTIONS

     As of March 31, 2005, the Berg Group owned 77,577,528 O.P. units. The Berg Group's ownership as of March 31, 2005 represented approximately 74% of the equity interests, assuming conversion of the 86,334,695 O.P. units outstanding into the Company's common stock.

     The Berg Group $20,000 line of credit bears interest at LIBOR plus 1.30%, which was 4.69% as of March 31, 2005, and matures in March 2006. The Company believes that the terms of the Berg Group line of credit are more favorable than those available from commercial lenders. As of March 31, 2005, debt in the amount of $7,910 was due the Berg Group under the line of credit, and debt in the amount of $10,330 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit and mortgage note was $307 and $252 for the three months ended March 31, 2005 and 2004, respectively.

     During the first three months of 2005 and 2004, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $217 in rental revenue for each of the three-month periods ended March 31, 2005 and 2004. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

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

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended March 31, 2005 and 2004.

8.   COMMITMENTS AND CONTINGENCIES

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

                          MISSION WEST PROPERTIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED
         (Dollars in thousands, except share, per share, O.P. Units and per square footage amounts)
                                   (Unaudited)

     currently involved in or has recently concluded the following legal proceedings, which it believes the ultimate outcome will have no material adverse effect on its consolidated financial statements.

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of approximately $934 to the RPC plaintiffs, which represented a liability of the Company or MWP. Also, the Company has a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP which exceeds the amount of the damages awarded to the RPC parties and would be used to pay for those damages in the event the decision of the Circuit Court is upheld ultimately. Furthermore, the Company has never accounted for the 50% interest of RPC as its asset. In February 2001, the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which was stayed pending resolution of the Maryland case. In March 2005, the Company voluntarily dismissed its California suit. In July 2004, RPC attached the Company's bank account for approximately $1,100. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara, the Company posted a $1,551 bond in August 2004 and RPC removed the attachment on the Company's bank account until final resolution of the appeal in Maryland. On March 1, 2005, the Maryland Appeals Court ruled in favor of Mission West Properties, L.P., finding that the Circuit Court of Maryland lacked personal jurisdiction over MWP. In April 2005, the decision of the Maryland Appeals Court became final, and the Company will pursue release of the $1,551 bond. In April 2005, RPC submitted a motion to the Superior Court of the State of California effectively asking the court to prevent MWP from dismissing the previously dismissed California suit, and a hearing has been scheduled for May 24, 2005. The Company will submit a response in opposition to RPC's motion prior to the May 24, 2005 hearing.

     In January 2004, the Global Crossing Estate Representative, for itself and the Liquidating Trustee of the Global Crossing Liquidating Trust v. Mission West Properties filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of approximately $815 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were preference payments. The Company has engaged legal counsel to defend itself in this claim and intend to vigorously contest the matter. On February 9, 2005, the Court held a hearing to consider the objection filed with respect to Mission West Properties' claim. A continued hearing on the claim objection was set for March 23, 2005. A trial date has not been set for either the unsecured claim objection or preference litigation. In April 2005, the Company filed a motion for summary judgment in the United States Bankruptcy Court
     Southern District of New York requesting the Court to dismiss the preference claim. A hearing date for the motion for summary judgment has not been set.

     GUARANTEES
     Under its certificate of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005.

     The Company also enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

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

                          MISSION WEST PROPERTIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED
         (Dollars in thousands, except share, per share, O.P. Units and per square footage amounts)
                                   (Unaudited)

9.   SUBSEQUENT EVENTS

     On April 7, 2005, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of March 31, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units.

     On April 6, 2005, the Company obtained a $25,800 secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan"). The
     Allianz Loan matures on April 10, 2020, and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of the property that secures the loan. This loan bears a fixed interest rate at 5.56% and principal payments are amortized over 20 years. The mortgage loan is secured by one property. The Company paid approximately $251 in loan fees and financing costs, which are being amortized over the 15 year loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit.

     On April 27, 2005, the Berg Group disclosed that they received an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California, that is subject to the Berg Land Holdings Option Agreement with the Company. The prospective purchaser has disclosed that they intend to develop "for sale" industrial type buildings. In light of the overcapacity in the market and the Company's current inventory of available buildings for lease in this submarket, the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of this approximately 10 acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with acquiring undeveloped land for future development. In the event the approximately 10 acre parcel of land is not sold to this unrelated party, the parcel would not be deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition under the Berg Land Holdings Option Agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2005, we owned and managed 108 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2005, the six tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, Fujitsu
America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property were approximately 22.4% in late 2004 and 21.7% at the end of the first quarter 2005. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2005 amounted to 33.5 million square feet, of which 24.5%, or 8.2 million square feet, was being offered under subleases. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2004 amounted to approximately (0.3) million square feet. During the first three months of 2005, there was total positive net absorption of approximately 0.2 million square feet. Average asking market rent per square foot has decreased from $0.88 in late 2004 to $0.86 at the end of the first quarter of 2005, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The impact of the rental market decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our occupancy rate at March 31, 2005 was 67.7%, which is a significant decline from the occupancy rate of 75.3% at March 31, 2004. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 373,000 rentable square feet are expiring prior to the end of 2005. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2005 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; if we are not able to lease space at or above current market rates; or if we restructure existing leases and lower existing rents in order to retain tenants for an extended term, our results of operations and cash flows will be adversely affected. Furthermore, in this event it is probable that our board of directors will reduce the quarterly dividend on the common stock and the outstanding O.P. units. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" above and in the section entitled "Risk Factors" in our most recent annual report on Form 10-K.

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

BUSINESS COMBINATIONS. Statement of financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations, was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commissions amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS No. 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market, including lease origination and lease up period costs, and above market in place leases, and the determination of their useful lives are guided by a combination of SFAS No. 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

IMPAIRMENT OF LONG-LIVED ASSETS. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates, lease periods, deferred maintenance and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Our estimates of fair value are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of our variable rate debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of our fixed rate debt at March 31, 2005 was approximately $243 million.

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

Statement of Financial Accounting Standards No. 66 ("SFAS No. 66"), Accounting for Sales of Real Estate establishes accounting standards for recognizing profit or loss on sales of real estate. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

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

With regards to critical accounting policies, where applicable, we have explained and discussed the criteria for identification and selection, methodology in application and impact on the financial statements with the Audit Committee of our Board of Directors. The Audit Committee has reviewed the critical accounting policies we identified.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

As of March 31, 2005, through our controlling interests in the operating partnerships, we owned 108 properties totaling approximately 8.0 million rentable square feet compared to 109 properties totaling approximately 7.9 million rentable square feet owned by us as of March 31, 2004. This represents a net increase of approximately 1% in total rentable square footage, as we acquired one property consisting of approximately 203,800 rentable square feet and disposed of two properties consisting of approximately 103,350 rentable square feet during the first quarter 2005.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended March 31, 2005, rental revenue from real estate decreased by approximately ($5.0) million, or 15.9%, from $31.2 million for the three months ended March 31, 2004 to $26.2 million for the same period of 2005. The decline in rental revenue was primarily a result of the lower rental rate of the new Microsoft blend and extend lease, which accounted for almost half the decline. Other factors attributing to the decline in rental revenue were lower rental rate on new leases and renewals and the loss of several tenants due to their bankruptcy, relocation or cessation of operations since March 31, 2004 which all resulted from adverse market conditions. Our occupancy rate at March 31, 2005 was approximately 68%, compared to approximately 75% at March 31, 2004. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley bidding for tenants, our occupancy rate may drop further if the 373,000 rentable square feet scheduled to expire during the remainder of 2005 is not renewed or re-leased.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of March 31, 2005, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MSW, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2005, we recorded equity in loss from the unconsolidated joint venture of approximately ($6,000) compared to equity in income of $0.6 million for the same period in 2004. Our equity in earnings from this unconsolidated joint venture declined in the first quarter of 2005 due to the write-offs of leasing commission and tenant improvements for a tenant that terminated its lease agreement as well as lower rents received due to the lower occupancy rate .

OTHER INCOME FROM CONTINUING OPERATIONS
Other income decreased to approximately $0.3 million for the three months ended March 31, 2005 from $0.4 million for the first quarter of 2004 due to lower management fee income which correlates with the lower occupancy rate.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the first quarter of 2005 decreased by approximately ($0.6) million, or 10.4%, from $5.5 million to $4.9 million for the three months ended March 31, 2004 and 2005, respectively, due primarily to the lower occupancy rate on our properties and the disposition of two properties during the first quarter 2005. Tenant reimbursements decreased by approximately ($0.5) million, or 13.0%, from $4.1 million for the three months ended March 31, 2004 to $3.6 million for the three months ended March 31, 2005. The decrease in tenant reimbursements was due to lower occupancy in the current period. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. General and administrative expenses increased by approximately $0.3 million, or 94.0%, from $0.4 million to $0.7 million for the three months ended March 31, 2004 and 2005, respectively. The increase in general and administrative expenses was primarily a result of higher auditing and accounting expenses related to the assessment and certification of our system of internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act.

Real estate depreciation and amortization expense increased by approximately $0.1 million, or 2.5%, from $5.5 million to $5.6 million for the three months ended March 31, 2004 and 2005, respectively, reflecting a full first quarter of depreciation in 2005 for capital expenditures purchased after March 31, 2004.

Interest expense increased by approximately $0.3 million, or 6.5%, from $4.4 million for the three months ended March 31, 2004 to $4.7 million for the three months ended March 31, 2005. Interest expense (related parties) remained stable at approximately $0.3 million for the current three-month period compared to the same period one year ago. Total debt outstanding, including amounts due related parties, increased by approximately $8.6 million, or 2.6%, from $333.0 million as of March 31, 2004 to $341.6 million as of March 31, 2005. Overall interest expense, including amounts paid to related parties, for the quarter ended March 31, 2005 increased by approximately $0.3 million compared to the same quarter a year ago principally due to higher interest rates on the variable rate debt and the substitution of new debt at slightly higher rates for borrowings under the Berg Group line of credit.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three months ended March 31, 2005 and 2004.

                                                              March 31, 2005              March 31, 2004
                                                          ------------------------    ------------------------
                                                                        (dollars in thousands)
    Gain from disposal of property                                 $  63                          -
    (Loss)/income attributable to discontinued operations            (40)                      $288
    Minority interest in earnings attributable to
        discontinued operations                                      (18)                      (226)
                                                          ------------------------    ------------------------
         Income from discontinued operations                       $   5                      $  62
                                                          ========================    ========================

In accordance with our adoption of SFAS No. 144, in the first quarter 2005 we sold and classified as discontinued operations two properties consisting of 103,350 rentable square feet and recorded a gain of $63,000, of which $14,000 and $49,000 were attributable to common stockholders and minority interests, respectively. The (loss)/income to common stockholders and minority interests attributable to discontinued operations from these two properties for the three months ended March 31, 2005 and 2004 was approximately ($9,000) and ($31,000), respectively, and $62,000 and $226,000, respectively.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTEREST
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 83% as of March 31, 2005 and 2004.

Net income to common stockholders decreased by approximately ($1.1) million, or 31.6%, from $3.5 million for the three months ended March 31, 2004 to $2.4 million for the same period in 2005. The minority interest portion of income decreased by approximately ($5.6) million, or 32.3%, from $17.3 million for the three months ended March 31, 2004 to $11.7 million for the three months ended March 31, 2005. The decline in net income and minority interest portion of income was primarily due to lower rental revenue and non-reimbursable operating expenses from vacant properties.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the three months ended March 31, 2005 resulted from the disposition of two R&D properties and acquisition of one R&D property. In addition, total stockholders' equity increased from the exchange of O.P. units for common stock.

At March 31, 2005, total investments in properties had a net increase of approximately $11.2 million from December 31, 2004 due to one property acquisition and two property dispositions. During the first three months of 2005, we acquired one vacant R&D property representing approximately 203,800 rentable square feet located in the Silicon Valley. The purchase price for this property was approximately $14.0 million. We also disposed two R&D properties consisting of approximately 103,350 rentable square feet for a total sales price of approximately $12.8 million. One of the disposed properties was classified as an asset held for sale at December 31, 2004 for $8.2 million.

Total stockholders' equity, net, increased by approximately $40,000 from December 31, 2004 as we obtained additional capital from the exchange of O.P. units for shares of our common stock while incurring a deficit of approximately ($0.5) million due to dividends declared in excess of net income for the period. During the first three months of 2005, one limited partner exchanged 50,000 O.P. units for 50,000 shares of our common stock under the Exchange Rights Agreement among us and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a continued decline in operating cash flows from our operating property portfolio in 2005 as compared to 2004. The reduction in cash flows reflects the overall reduced demand for R&D space, lower rental rates for new and renewed leases, and an increase in vacant properties in 2005. In addition, if we are unable to lease a significant portion of the approximately 373,000 rentable square feet scheduled to expire during the remainder of 2005 and current available space, our operating cash flows may have an adverse effect. With the expectation of lower revenues for the remainder of 2005, we expect the properties' net operating income to continue to show year over year declines when compared to 2004. As noted above, we expect cash flows from operating activities to continue to show declines primarily driven by the general downturn in the Silicon Valley's economy in recent years, the softening of the Company's market specifically and the expected weaker performance of our properties. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2005. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on lines of credit with the Berg Group and Cupertino National Bank. Despite the current weakness in the Silicon Valley economy, we expect our total interest expense to increase as interest rates rise and through new financing activities. In the remainder of 2005, we will be obligated to make payments totaling approximately $6.2 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

DISTRIBUTIONS
On April 7, 2005, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of March 31, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. For the remainder of 2005, we expect to maintain our current quarterly dividend payment rate to common shareholders and O.P Unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

At March 31, 2005, we had total indebtedness of $341.6 million, including $212.8 million of fixed rate mortgage debt, $10.3 million under the Berg Group mortgage note (related parties), $78.1 million under the Citicorp USA (Citicorp") mortgage loan, $32.5 million under the Cupertino National Bank ("CNB") line of credit, and $7.9 million under the Berg Group line of credit (related parties), as detailed in the table below. The CNB and Citicorp loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2005, we were in compliance with these loan covenants.

On April 6, 2005, we obtained a $25.8 million secured mortgage loan from Allianz Life Insurance Company of North America that bears a fixed interest rate at 5.56% and matures in 15 years with principal payments amortized over 20 years. The mortgage loan is secured by one property. We paid approximately $251,000 in loan fees and financing costs which are being amortized over the 15 year loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit.

The following table sets forth information regarding debt outstanding as of March 31, 2005:

                                                                                                             Maturity     Interest
              Debt Description                          Collateral Properties               Balance            Date         Rate
---------------------------------------------- -------------------------------------- ------------------  ------------- ------------
                                                                                   (dollars in thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Dr, San Jose, CA         $  7,910           3/06           (1)
                                               2133 Samaritan Drive, San Jose, CA     ------------------
                                               2233-2243 Samaritan Dr, San Jose, CA
                                               1310-1450 McCandless Dr, Milpitas, CA
                                               1795-1845 McCandless Dr, Milpitas, CA

Cupertino National Bank                        Not Applicable                                 32,504          11/06           (4)
                                                                                      ------------------

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Ave, San Jose, CA          10,330           6/10        7.650%

                                                                                      ------------------
Mortgage Notes Payable (2):
Washington Mutual                              10460 Bubb Road, Cupertino, CA                    134          12/06        9.500%
Prudential Insurance Company of America (3)    10300 Bubb Road, Cupertino, CA                118,916          10/08        6.560%
                                               10500 N. De Anza Blvd, Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450 National Avenue, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Boulevard, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, SantaClara, CA

Northwestern Mutual Life Insurance Company (5) 1750 Automation Parkway, San Jose, CA          93,740           1/13        5.640%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 San Ignacio Avenue, San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               20605-20705 Valley Green Dr, Cupertino, CA

Citicorp USA, Inc.                             2001 Walsh Avenue, Santa Clara, CA             78,065           9/06           (4)
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2770-2800 Scott Blvd, Santa Clara, CA
                                               2300 Central Expressway, Santa Clara, CA
                                               2220 Central Expressway, Santa Clara, CA
                                               2330 Central Expressway, Santa Clara, CA
                                               20400 Mariani Avenue, Cupertino, CA
                                                                                      ------------------
Mortgage Notes Payable Subtotal                                                              290,855
                                                                                      ------------------
TOTAL                                                                                       $341,599
                                                                                      ==================

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2006. The interest rate at March 31, 2005 was 4.69%.
(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from $8,000 to $827,000 over various terms extending through the year 2013. The weighted average interest rate of mortgage notes payable was 5.83% at March 31, 2005.
(3) The Prudential Insurance loan is payable in monthly installments of $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(4) Interest rate equal to LIBOR plus 2%. The interest rates for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at March 31, 2005 were 4.72% and 4.69%, respectively. The Cupertino National Bank line of credit and Citicorp USA, Inc. loan contain certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2005, the Company was in compliance with these loan covenants.
(5) The Northwestern loan is payable in monthly installments of $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.

At March 31, 2005, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $10.60 per share on March 31, 2005) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 23.6%. On March 31, 2005, the last trading day for the quarter, total market capitalization was approximately $1.4 billion.

At March 31, 2005, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.6 million. The due date of the demand notes has been extended to September 30, 2006. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

Net cash provided by operating activities for the three months ended March 31, 2005 was $20.8 million compared to $32.1 million for the same period in 2004. The decline resulted primarily from the reduction in tenant expense reimbursements and decrease in rental revenue from our current portfolio of property due to tenant lease obligation defaults, tenant re-locations, decrease in occupancy and lower rent renewal rates during the last nine months of 2004 and the first three months of 2005. The decline in cash flow from operating activities was also caused by payments of leasing commissions which amounted to approximately $3.6 million, including approximately $2.9 million with respect to modification and extension of our lease with Microsoft.

Net cash used in investing activities was approximately ($7.5) million and ($0.1) million for the three months ended March 31, 2005 and 2004, respectively. Cash used in investing activities during the first three months of 2005 related principally to the acquisition of the property at 5521 Hellyer Avenue for $14.2 million and the disposition of two existing properties for a total of $11.0 million. We partially financed one of the sales with a note receivable for approximately $4.1 million. Capital expenditures relating to real estate improvements were approximately $0.3 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

Net cash used in financing activities was ($12.3) million for the three months ended March 31, 2005 compared to ($33.0) million for the three months ended March 31, 2004. During the first three months of 2005, we used $3.7 million to pay outstanding debt, drew an additional $8.3 million from the CNB line of credit and paid $14.0 million for minority interest dividend distributions and $2.9 million for dividends to common stockholders. During the same period in 2004, we used $7.9 million to repay outstanding debt, $20.9 million for minority interest distributions and $4.3 million for dividends to common stockholders.

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

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do.

FFO for the three months ended March 31, 2005 and 2004, as reconciled to net income to common stockholders, are summarized in the following tables:

                                                    Three Months Ended March 31,
                                                    2005                   2004
                                             ------------------     ------------------
                                                       (dollars in thousands)
Net income to common stockholders                $ 2,408                $ 3,523
Add:
 Minority interests (1)                           11,574                 17,145
 Depreciation & amortization of real estate (2)    6,389                  6,410
Less:
 Gain on sale of asset                               (63)                     -
                                             ------------------     ------------------
FFO                                              $20,308                 $27,078
                                             ==================     ==================

(1) The minority interest for third parties totaling $121,000 and $125,000 in 2005 and 2004, respectively, was deducted from total minority interest in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling $354,000 and $218,000 in 2005 and 2004, respectively. Also includes amortization of leasing commissions of $428,000 and $669,000 in 2005 and 2004, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's consolidated statements of operations.


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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion No. 25 ("APB No. 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. SFAS No. 123R will be effective for public companies starting with the first interim period commencing after June 15, 2005. On April 14, 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123R until the beginning of the next fiscal year that begins after December 15, 2005. We will adopt the requirements of SFAS No. 123R beginning 2006. We expect that the adoption of this standard will reduce our net income and earnings per share; however, it will have no impact on cash flow. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2005. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2005 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2005 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                          Nine
                                         Months             Year Ending December 31,
                                        Remaining ----------------------------------------------
                                          2005       2006        2007       2008        2009     Thereafter     Total     Fair Value
                                      ----------- ----------- ---------- ----------- ----------- ----------- ------------ ----------
                                                                          (dollars in thousands)
Variable Rate Debt:
  Secured and unsecured debt               $1,935    $116,543          -           -           -           -     $118,478   $118,478
  Weighted average interest rate            4.69%       4.70%
Fixed Rate Debt:
  Secured notes payable                    $4,292      $6,042     $6,350    $116,674      $4,382     $85,381     $223,121   $242,644
  Weighted average interest rate            6.23%       6.23%      6.23%       6.23%       6.23%       6.23%



The primary market risks we face are interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit, the CNB line of credit and the Citicorp mortgage loan, which are tied to a LIBOR based interest rate, were approximately $7.9 million, $32.5 million and $78.1 million, or 2.3%, 9.5% and 22.9%, respectively, of the total $341.6 million of outstanding debt as of March 31, 2005. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at March 31, 2005.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of March 31, 2005, a 1% increase or decrease in interest rates on our $118.5 million of floating rate debt would decrease or increase, respectively, three months earnings and cash flows by approximately $0.3 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no material changes in our internal control or, to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation. We have determined that our internal control over financial reporting was effective as of March 31, 2005.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part 1 "Item 1. - Financial Statements - Note 8 - Commitments and Contingencies."


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

     a.   Exhibits

          10.21.1 Lease Agreement with Microsoft Corporation, dated December 23, 2004
          10.47   Allianz Loan Secured Installment Note dated April 6, 2005
          10.48 Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents dated April 6, 2005
          10.49   Allianz Loan Limited Guaranty dated April 6, 2005
          10.50   Form of Non-statutory   tock  Option  Agreement with  dividend
                  equivalent rights under 2004 Equity Incentive Plan
          31.1    Section 1350 Certificate of CEO
          31.2    Section 1350 Certificate of President & COO
          31.3    Section 1350 Certificate of Principal Financial Officer
          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on February 2, 2005, regarding its results of operations and financial condition for the quarter and full year ended December 31, 2004.

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


                                 Mission West Properties, Inc.
                                 (Registrant)


Date: May 9, 2005                By:    /s/ Carl E. Berg
                                    --------------------------------------------
                                    Carl E. Berg
                                    Chief Executive Officer


Date: May 9, 2005                By:    /s/ Wayne N. Pham
                                    --------------------------------------------
                                    Wayne N. Pham
                                    Vice President of Finance and Controller
                                    (Principal Accounting Officer and Duly
                                    Authorized Officer)