Form 10-Q
period 2005-06-30
MISSION WEST PROPERTIES INC
filed 2005-08-09
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                          COMMISSION FILE NUMBER 1-8383


                          MISSION WEST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                Maryland                                     95-2635431
                --------                                     ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
            or organization)                                 Number)

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

                18,352,691 shares outstanding as of July 31, 2005

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005


                                      INDEX

                                                                                                                    PAGE

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Consolidated Balance Sheets as of June 30, 2005 (unaudited)
              and December 31, 2004 ..................................................................................2

              Consolidated Statements of Operations for the
              three and six months ended June 30, 2005 and 2004 (unaudited)...........................................3

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2005 and 2004 (unaudited).....................................................4

              Notes to Consolidated Financial Statements (unaudited)..................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................11

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................................23

   Item 4.    Controls and Procedures................................................................................24


PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................................................25

   Item 4.    Submission of Matters to a Vote of Security Voters.....................................................25

   Item 6.    Exhibits ..............................................................................................25

SIGNATURES...........................................................................................................26


Exhibit Index

Certifications:

Section 1350 Certificates
Certificate pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                    ---------

                                                                                    June 30, 2005          December 31, 2004
                                                                                 ---------------------   ----------------------
                                     ASSETS                                           (unaudited)
Real estate assets, at cost:
    Land                                                                              $  277,647              $  273,663
    Buildings and improvements                                                           778,277                 770,757
    Real estate related intangible assets                                                 17,410                  18,284
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,073,334               1,062,704
    Less accumulated depreciation and amortization                                      (120,623)               (110,062)
    Assets held for sale, net of accumulated depreciation of $1,578 at 12/31/04                -                   8,221
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     952,711                 960,863
Cash and cash equivalents                                                                  1,565                   1,519
Restricted cash                                                                            1,551                   1,551
Note receivable, net of deferred gain on sale of real estate of $1,345 at 6/30/05          2,715                       -
Deferred rent receivable, net of $2,000 allowance at 6/30/05 and 12/31/04                 19,401                  18,511
Investment in unconsolidated joint venture                                                 3,436                   3,559
Other assets, net of accumulated amortization of $6,737 and $5,667
    at 6/30/05 and 12/31/04, respectively                                                 26,258                  19,653
                                                                                 ---------------------   ----------------------
       Total assets                                                                  $ 1,007,637             $ 1,005,656
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Line of credit (related parties)                                                 $       444             $     9,560
    Revolving line of credit                                                              19,172                  24,208
    Mortgage notes payable                                                               314,506                 292,822
    Mortgage notes payable (related parties)                                              10,239                  10,420
    Interest payable                                                                         327                     327
    Security deposits                                                                      8,509                   8,544
    Deferred rental income                                                                 9,290                  11,038
    Liabilities related to assets held for sale                                                -                      14
    Dividend/distribution payable                                                         16,718                  16,718
    Accounts payable and accrued expenses                                                  7,215                   6,704
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 386,420                 380,355

Commitments and contingencies

Minority interests                                                                       506,208                 512,089

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                             -                       -
    Common stock, $.001 par value, 200,000,000 shares authorized,
       18,352,691 and 18,097,191 shares issued and outstanding
       at 6/30/05 and 12/31/04, respectively                                                  18                      18
    Paid-in-capital                                                                      137,067                 134,539
    Accumulated deficit                                                                  (22,076)                (21,345)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          115,009                 113,212
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                      $ 1,007,637             $ 1,005,656
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                               Three months ended June 30,            Six months ended June 30,
                                                                2005                2004               2005              2004
                                                         ------------------ ------------------- ------------------ -----------------
Revenues:
   Rental revenue from real estate                               $25,104           $29,821           $51,351             $61,032
   Tenant reimbursements                                           3,594             3,716             7,222               7,883
   Other income, including lease terminations,
       settlements and interest                                    2,289             4,612             2,592               5,005
                                                         ------------------ ------------------- ------------------ -----------------
        Total revenues                                            30,987            38,149             61,165             73,920
                                                         ------------------ ------------------- ------------------ -----------------

Expenses:
   Property operating, maintenance and real estate taxes           4,129             5,133              9,019             10,586
   Interest                                                        5,905             4,220             10,552              8,583
   Interest (related parties)                                        243               252                549                504
   General and administrative                                        443               885              1,118              1,233
   Depreciation and amortization of real estate                    5,369             5,611             10,942             11,052
                                                         ------------------ ------------------- ------------------ -----------------
        Total expenses                                            16,089            16,101             32,180             31,958
                                                         ------------------ ------------------- ------------------ -----------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                           14,898            22,048             28,985             41,962
Equity in earnings of unconsolidated joint venture                   393               627                387              1,218
Minority interests                                               (12,594)          (18,871)           (24,272)           (35,915)
                                                         ------------------ ------------------- ------------------ -----------------
   Income from continuing operations                               2,697             3,804              5,100              7,265
                                                         ------------------ ------------------- ------------------ -----------------

Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                          -                 -                 14                  -
(Loss)/income attributable to discontinued operations                 (2)               (9)               (12)                53
                                                         ------------------ ------------------- ------------------ -----------------
    (Loss)/income from discontinued operations                        (2)               (9)                 2                 53
                                                         ------------------ ------------------- ------------------ -----------------

Net income to common stockholders                                $ 2,695           $ 3,795            $ 5,102            $ 7,318
                                                         ================== =================== ================== =================
Net income to minority interests                                 $12,587           $18,838            $24,282            $36,108
                                                         ================== =================== ================== =================
Income per share from continuing operations:
    Basic                                                          $0.15             $0.21              $0.28              $0.40
                                                         ================== =================== ================== =================
    Diluted                                                        $0.15             $0.21              $0.28              $0.40
                                                         ================== =================== ================== =================
Income per share from discontinued operations:
    Basic                                                              -                 -                  -              $0.01
                                                         ================== =================== ================== =================
    Diluted                                                            -                 -                  -                  -
                                                         ================== =================== ================== =================
Net income per share to common stockholders:
    Basic                                                          $0.15             $0.21              $0.28              $0.41
                                                         ================== =================== ================== =================
    Diluted                                                        $0.15             $0.21              $0.28              $0.40
                                                         ================== =================== ================== =================
Weighted average shares of
    common stock outstanding (basic)                          18,257,982        18,016,356         18,184,661         17,992,886
                                                         ================== =================== ================== =================
Weighted average shares of
    common stock outstanding (diluted)                        18,283,058        18,079,139         18,229,245         18,075,734
                                                         ================== =================== ================== =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                    Six months ended June 30,
                                                                                                     2005                2004
                                                                                             ------------------- -------------------
Cash flows from operating activities:
     Income from continuing operations                                                           $   5,100            $   7,265
     Adjustments to reconcile net income to net cash provided by operating activities:
            Gain from disposal of discontinued operations                                               14                    -
            (Loss)/income attributable to discontinued operations                                      (12)                  53
            Minority interests                                                                      24,282               36,108
            Depreciation and amortization of real estate and in place leases                        10,976               11,216
            Amortization of above market rent intangible asset                                         944                  944
            Gain on sale of real estate                                                                (63)                   -
            Equity in earnings of unconsolidated joint venture                                        (387)              (1,218)
            Distributions from unconsolidated joint venture                                            510                1,000
     Changes in operating assets and liabilities, net of liabilities assumed:
            Deferred rent receivable                                                                  (890)                 148
            Other assets                                                                            (6,605)                 (21)
            Interest payable                                                                             -                   (2)
            Security deposits                                                                          (35)                (348)
            Deferred rental income                                                                  (1,748)               1,458
            Accounts payable and accrued expenses                                                      510                  644
                                                                                             ------------------- -------------------
     Net cash provided by operating activities                                                      32,596               57,247
                                                                                             ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (637)                (370)
     Proceeds from sales of real estate                                                              8,387                    -
     Purchase of real estate                                                                       (14,183)                   -
                                                                                             ------------------- -------------------
     Net cash used in investing activities                                                          (6,433)                (370)
                                                                                             ------------------- -------------------

Cash flows from financing activities:
    Proceeds from mortgage loan                                                                     25,800                    -
    Principal payments on mortgage notes payable                                                    (4,116)              (2,608)
    Principal payments on mortgage notes payable (related parties)                                    (181)                (168)
    Net payments under line of credit (related parties)                                             (9,116)              (4,619)
    Net payments under revolving line of credit                                                     (5,036)              (1,452)
    Proceeds from stock options exercised                                                              330                  165
    Minority interest distributions                                                                (27,999)             (41,849)
    Dividends                                                                                       (5,799)              (8,618)
                                                                                             ------------------- -------------------
     Net cash used in financing activities                                                         (26,117)             (59,149)
                                                                                             ------------------- -------------------
     Net increase/(decrease) in cash and cash equivalents                                               46               (2,272)
Cash and cash equivalents, beginning of period                                                       1,519                4,129
                                                                                             ------------------- -------------------
Cash and cash equivalents, end of period                                                         $   1,565            $   1,857
                                                                                             =================== ===================
Supplemental information:
     Cash paid for interest                                                                      $  10,038            $   8,934
                                                                                             =================== ===================
Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock upon conversion of O.P. units                                      $   2,197            $   1,895
     Issuance of note receiveable from sale of real estate                                       $   4,060            $       -
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

     The Company's consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2004 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

     As of June 30, 2005, the Company owns a controlling general partnership interest of 17.34%, 21.63%, 16.14% and 12.38% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 17.40% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 108 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2005.

     BUSINESS SEGMENT INFORMATION
     The  Company's   primary  business  is  the  ownership  and  management  of
     R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for SFAS No. 131 purposes.

2.   Basis of Presentation

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying consolidated financial statements include the accounts of Mission West Properties, Inc. and its controlled subsidiaries, including the operating partnerships. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature.

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 83% of the ownership interests in the real estate operations of the Company as of June 30, 2005. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

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

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common stockholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and six months ended June 30, 2005 and 2004.

                                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                                 2005             2004              2005             2004
                                                            ---------------  ---------------   ---------------  ---------------
                                                                      (dollars in thousands, except per share data)
      Historical net income to common stockholders               $2,695          $3,795             $5,102          $7,318
      Deduct compensation expense for stock options determined
           under fair value based method                            (40)            (44)               (59)            (88)
      Allocation of expense to minority interest                     33              36                 48              73
                                                            ---------------  ---------------   ---------------  ---------------
      Pro forma net income to common stockholders                $2,688          $3,787             $5,091          $7,303
                                                            ===============  ===============   ===============  ===============

      Earnings per share - basic:
      Historical net income to common stockholders                $0.15           $0.21              $0.28            $0.41
      Pro forma net income to common stockholders                 $0.15           $0.21              $0.28            $0.41
      Earnings per share - diluted:
      Historical net income to common stockholders                $0.15           $0.21              $0.28            $0.40
      Pro forma net income to common stockholders                 $0.15           $0.21              $0.28            $0.40


     Options were granted to four employees and three directors totaling 710,000 during the second quarter 2005, which vests monthly for 33 months, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $10.00 per share.

     On April 27, 2005, the Company's Compensation Committee of the Board of Directors, in accordance with the provisions of the 2004 Equity Incentive Plan, unanimously approved the following awards of dividend equivalent rights ("DER's"), each such DER representing the current right to receive the dividend paid on one share of the Company's common stock, when paid by the Company:

     - The non-employee outside directors will each receive 45,000 DER's effective as of the second quarter of 2005, which will remain in effect as long as the individual continues to serve on the Board of Directors; and

     - Key employees of the Company will receive a total of 155,000 DER's effective as of the second quarter of 2005, which will remain in effect as long as they continue to be employed by the Company.

     A total of 290,000 DER's were awarded by the Company's Board of Directors on April 27, 2005. In the second quarter 2005, the Company accrued approximately $46 for DER compensention expense. The Company expects these awards to result in additional annual compensation expense of $186, based on the most recent quarterly dividend of $0.16 per share of common stock.

3.   STOCK TRANSACTIONS

     During the six months ended June 30, 2005, stock options to purchase 40,000 shares of common stock were exercised at $8.25 per share. Total proceeds to the Company were $330. During the same period, four limited partners exchanged 215,500 O.P. units for 215,500 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

4.   Discontinued Operations

     Effective January 1, 2002, the Company adopted SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations during the three and six months ended June 30, 2005. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

     As of June 30, 2005, there were no properties under contract to be sold or otherwise disposed of which would qualify as an asset held for sale or discontinued operation.

     During the first quarter of 2005, the Company sold two properties for a combined sales price of $12,750. Condensed results of operations for these properties for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                                 2005             2004             2005             2004
                                                              --------------------------------------------------------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
      Revenues
         Rental revenue from real estate                             -           $  79          $   14           $   445
         Tenant reimbursements                                       -              23               1                73
         Other income                                                -               1               -                 1
                                                              -----------     ------------     ------------     ------------
            Total revenues                                           -             103              15               519
                                                              -----------     ------------     ------------     ------------

      Expenses
         Property operating, maintenance and real estate taxes  $   10              63              33               109
         Depreciation                                                -              82              33               164
                                                              -----------     ------------     ------------     ------------
           Total expenses                                           10             145              66               273
                                                              -----------     ------------     ------------     ------------

      (Loss)/income from discontinued operations                   (10)            (42)            (51)              246
      Gain on disposition of property                                -               -              63                 -
      Minority interest in (loss)/earnings attributable to
         discontinued operations                                     8              33             (10)             (193)
                                                              -----------     ------------     ------------     ------------
      (Loss)/income from discontinued operations               ($    2)         ($   9)         $    2           $    53
                                                              ===========     ============     ============     ============

     For the three and six months ended June 30, 2005 and 2004, income from discontinued operations included results of operations from the two properties that were sold in the first quarter of 2005.

     A deferred gain of approximately $1,400 was recorded on one of the disposed properties. The gain will be recognized as revenue based on the installment method of profit recognition because the purchaser of the property did not make a sufficiently large down payment under Statement of Financial Accounting Standards No. 66 ("SFAS No. 66"), Accounting for Sales of Real Estate. SFAS No. 66 establishes accounting standards for recognizing profit or loss on sales of real estate. Gain on the sale is recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate. The Company recorded a $63 gain in the first quarter 2005, and the balance of the expected gain has been deferred.

     As of June 30, 2005, the note receivable from one of the property sales was approximately $2,715, net of the expected deferred gain on sale of real estate of $1,345.

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
                                   (unaudited)

     The computation for weighted average shares is detailed below:

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                               2005              2004               2005               2004
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       18,257,982        18,016,356          18,184,661         17,992,886
         Incremental shares from assumed option exercise       25,076            62,783              44,584             82,848
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     18,283,058        18,079,139          18,229,245         18,075,734
                                                         ===============    ==============     ==============    ===============

     Outstanding options to purchase 647,000 and 272,000 shares in 2005 and 2004 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at June 30, 2005 and 2004 was 86,169,195 and 86,418,195, respectively.

6.   RELATED PARTY TRANSACTIONS

     As of June 30, 2005, the Berg Group owned 77,572,028 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of June 30, 2005 represented approximately 74% of the total equity interests, assuming conversion of the 86,169,195 O.P. units outstanding into the Company's common stock.

     The Berg Group has extended to the Company a $20,000 line of credit that bears interest at LIBOR plus 1.30%, or 4.99% as of June 30, 2005, and matures in March 2006. The Company believes that the terms of the Berg
     Group line of credit are more favorable than those available from commercial lenders. As of June 30, 2005, debt in the amount of $444 was due the Berg Group under the line of credit, and debt in the amount of $10,239 was due the Berg Group under a mortgage note established on May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit and mortgage note was $243 and $252 for the three months ended June 30, 2005 and 2004, respectively, and $549 and $504 for the six months ended June 30, 2005 and 2004, respectively.

     During the first six months of 2005 and 2004, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies in which Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $193 and $217 in rental revenue during the three months ended June 30, 2005 and 2004, respectively, and $409 and $433 in rental revenue during the six months ended June 30, 2005 and 2004, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring or holding shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

     The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company recorded this portion of the purchase price paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee of the Company's board of directors (the "Independent Directors Committee").

     The Berg Group has an approximately $7,500 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company recorded this portion of the purchase price paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended June 30, 2005 and 2004 and $45 for each of the six-month periods ended June 30, 2005 and 2004.

7.   COMMITMENTS AND CONTINGENCIES

     Neither the operating partnerships, the Company's properties nor the Company are subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the operating partnerships, the properties or the Company. From

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     time to time, the Company is engaged in legal proceedings arising in the ordinary course of business. The Company does not expect any of such proceedings to have a material adverse effect on its cash flows, financial condition or results of operations. The Company is currently involved in or has recently concluded the following legal proceedings, which it believes the ultimate outcome will have no material adverse effect on its consolidated financial statements.

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of approximately $934 to the RPC plaintiffs, which represented a liability of the Company or MWP. The Company has a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP, which exceeds the amount of the damages awarded to the RPC parties and would be used to pay those damages in the event the decision of the Circuit Court is upheld ultimately. The Company has never accounted for the 50% interest in Hellyer LP that is claimed by RPC as an asset of the Company. In February 2001, the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which was stayed pending resolution of the Maryland case. In March 2005, the Company voluntarily dismissed its California suit. On March 1, 2005, the Maryland Appeals Court ruled in favor of Mission West Properties, L.P., finding that the Circuit Court of Maryland lacked personal jurisdiction over MWP. In April 2005, the decision of the Maryland Appeals Court became final, and the Company obtained a court order for the release of a $1,551 bond, which it posted to remove an attachment order issued to RPC. In April 2005, RPC submitted a motion to the Superior Court of the State of California effectively asking the court to prevent MWP from dismissing the previously dismissed California suit. In July 2005, the Maryland Supreme Court agreed to hear an appeal filed by RPC, which is scheduled to occur in December 2005.

     In January 2004, the Global Crossing Estate Representative, for itself and the Liquidating Trustee of the Global Crossing Liquidating Trust v. Mission West Properties filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of approximately $815 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were preference payments. The Company has engaged legal counsel to defend itself in this claim and intend to vigorously contest the matter. On February 9, 2005, the Court held a hearing to consider the objection filed with respect to Mission West Properties' claim. In April 2005, the Company filed a motion for summary judgment in the United States Bankruptcy Court Southern District of New York requesting the Court to dismiss the preference claim. A hearing date for the motion for summary judgment has not been scheduled.

     GUARANTEES AND INDEMNITIES
     Under its certificate of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2005.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

     SEISMIC ACTIVITY
     The Company's properties are located in an active seismic area of Silicon Valley. Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

     ENVIRONMENTAL ISSUES
     The environmental investigations that have been conducted on the Company's properties have not revealed any environmental liability that the Company believes would have a material adverse effect on its financial condition, results of operations and assets, and the Company is not aware of any such liability. Nonetheless, it is possible that there are material environmental liabilities of which the Company is unaware. In addition, the Company cannot assure that future laws, ordinances, or regulations will not impose any material environmental liability, or that the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to the Company.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     BERG LAND HOLDINGS OPTION AGREEMENT
     On April 27, 2005, the Berg Group disclosed that they received an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California, that is subject to the Berg Land Holdings Option Agreement with the Company. The prospective purchaser has disclosed that they intend to develop "for sale" industrial type buildings. In light of the overcapacity in the market and the Company's current inventory of available buildings for lease in this submarket, the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of this approximately 10 acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with acquiring undeveloped land for future development. In the event the approximately 10 acre parcel of land is not sold to this unrelated party, the parcel would not be deemed to be removed from the scope of the Berg Land Holdings Option Agreement and it would remain eligible for potential future acquisition under the Berg Land Holdings Option Agreement.

8.   MORTGAGE NOTES PAYABLE

     ALLIANZ LOAN I
     On April 6, 2005, the Company obtained a $25,800 secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan I"). The Allianz Loan I matures on April 10, 2020, and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of the property that secures the loan. This loan bears a fixed interest rate at 5.56% and principal payments are amortized over 20 years. The mortgage loan is secured by one property. The Company paid approximately $251 in loan fees and financing costs, which are being amortized over the 15 year loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit.

     INTEREST RATE DERIVATIVE
     During the second quarter of 2005, we entered into cash flow interest rate derivative as a means to hedge exposure to an increase in interest rates prior to securing a loan commitment in connection with a refinancing of certain variable rate debt to fixed rate long term mortgage debt. In June 2005, the Company secured a 20 year fixed rate mortgage loan commitment for $125,000 at 5.22% annual interest rate and closed the derivative contracts shortly thereafter. Since the interest rate derivative contracts did not qualify as a designated cash flow interest rate hedge in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, the Company recorded an approximately $834 charge to interest expense in the second quarter of 2005.

9.   SUBSEQUENT EVENTS

     On July 7, 2005, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of June 30, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units.

     On July 26, 2005, the Company obtained a $125,000 secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz") ("Allianz Loan II"). The Allianz Loan II matures on July 10, 2025, and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of one or more of the properties that secure the loan. This loan bears a fixed interest rate of 5.22% and principal payments are amortized over 20 years. The loan can be prepaid subject to certain yield maintenance provisions and is assumable with the payment of an assumption fee. The mortgage loan is secured by eight properties. The Company paid approximately $800 in loan fees and financing costs, which will be amortized over the 20 year loan period. The proceeds will be used primarily to repay short-term debt, retire one long-term mortgage debt, reduce the balance of the Cupertino National Bank and Berg Group lines of credit, and for other working capital needs. In connection with the Allianz Loan II, the Company entered into a "Loan Modification Agreement" with Allianz on July 26, 2005, which extends the amortization period and maturity date of the $25,800 secured mortgage Allianz Loan I from April 10, 2020 to July 10, 2025. The Allianz Loans I and II now contain cross-default provisions.

     The Company entered into a "Change in Terms Agreement" with Cupertino National Bank on July 22, 2005, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40,000 to $9,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

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

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following:

-    economic conditions generally and the real estate market specifically,
- legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
-    availability of capital,
-    interest rates,
-    competition,
- supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
-    tenant defaults and bankruptcies,
-    lease term expirations and renewals, and
-    changes  in  general   accounting   principles,   policies  and  guidelines
     applicable to REITs.

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2005, we owned and managed 108 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of June 30, 2005, the six tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, Fujitsu
America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. The Silicon Valley R&D property market has historically fluctuated with the local economy. According to a recent report by BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property were approximately 22.4% in late 2004 and 21.0% at the end of the second quarter 2005. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2005 amounted to 32.3 million square feet, of which 24.5%, or 7.9 million square feet, was being offered under subleases. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2004 amounted to approximately (0.3) million square feet. During the first six months of 2005, there was total positive net absorption of approximately 1.5 million square feet. Average asking market rent per square foot has decreased from $0.88 in late 2004 to $0.87 at the end of the second quarter of 2005, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The impact of the rental market decline has not been uniform throughout the area, however. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our occupancy rate at June 30, 2005 was 65.7% compared to 71.6% at June 30, 2004. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 190,000 rentable square feet are expiring prior to the end of 2005. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2005 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; if we are not able to lease space at or above current market rates; or if we restructure existing leases and lower existing rents in order to retain tenants for an extended term, our results of operations and cash flows will be adversely affected.
Furthermore, in this event it is probable that our board of directors will reduce the quarterly dividend on the common stock and the outstanding O.P. units. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" above and in the section entitled "Risk Factors" in our most recent annual report on Form 10-K.

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

BUSINESS COMBINATIONS. Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations, was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS No. 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market, including lease origination and lease up period costs, and above market in place leases, and the determination of their useful lives are guided by a combination of SFAS No. 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

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

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS  AND  DEFERRED  RENT.  We must  estimate  the uncollectibility of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for reserves against our deferred rent receivable for existing tenants with the potential of early termination, bankruptcy or ceasing operations. We charge or credit rental income for increases or decreases to our deferred rent reserves. Our estimates are based on our review of tenants' payment histories, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

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

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE. We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because we do not exercise significant control over major operating and financial decisions. We account for this joint venture interest using the equity method of accounting.

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

Statement of Financial Accounting Standards No. 66 ("SFAS No. 66"), Accounting for Sales of Real Estate, establishes accounting standards for recognizing profit or loss on sales of real estate. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

As of June 30, 2005, through our controlling interests in the operating partnerships, we owned 108 properties totaling approximately 8.0 million rentable square feet compared to 109 properties totaling approximately 7.9 million rentable square feet owned by us as of June 30, 2004. This represents a net increase of approximately 1% in total rentable square footage, as we acquired one property consisting of approximately 203,800 rentable square feet and disposed of two properties consisting of approximately 103,350 rentable square feet during the first quarter of 2005.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended June 30, 2005, rental revenue from real estate decreased by approximately ($4.7) million, or 15.8%, from $29.8 million for the three months ended June 30, 2004 to $25.1 million for the same period of 2005. For the six months ended June 30, 2005, rental revenue from real estate decreased by approximately ($9.7) million, or 15.9%, from $61.0 million for the six months ended June 30, 2004 to $51.3 million for the six months ended June 30, 2005.The decline in rental revenue was primarily a result of the lower rental rate under the new Microsoft blend and extend lease, which was signed in the first quarter of 2005 and accounted for over half the decline. Other factors attributing to the decline in rental revenue were lower rental rates on new leases and renewals and the loss of several tenants due to their bankruptcy, relocation or cessation of operations since June 30, 2004, all of which resulted from adverse market conditions. Our occupancy rate at June 30, 2005 was approximately 66%, compared to approximately 72% at June 30, 2004. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley, our occupancy rate may drop further if the 190,000 rentable square feet scheduled to expire during the remainder of 2005 is not renewed or re-leased.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of June 30, 2005, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MSW, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended June 30, 2005, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.4 million compared to equity in earnings of $0.6 million for the same period in 2004. Our equity in earnings from this unconsolidated joint venture declined in the second quarter of 2005 due to lower rents received as a result of lower occupancy rate. For the six-month periods ended June 30, 2005 and 2004, equity in earnings from the unconsolidated joint venture was approximately $0.4 million and $1.2 million, respectively. The decline in equity in earnings from unconsolidated joint venture for the six-month period ended June 30, 2005 resulted from the write-offs of leasing commission and tenant improvements for a tenant that terminated its lease agreement as well as lower rents received from the properties of this joint venture. The occupancy rate for these properties at June 30, 2005 was approximately 78.7% compared to 100% at June 30, 2004.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income decreased to approximately $2.3 million for the three months ended June 30, 2005 from $4.6 million for the second quarter of 2004. Approximately $2.0 million and $3.7 million of termination fee and tenant bankruptcy settlement income accounted for other income in the second quarter of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, other income was $2.6 million and $5.0 million, respectively. We realized higher lease termination fee and tenant bankruptcy settlement income in 2004. We do not consider these transactions to be recurring items.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the second quarter of 2005 decreased by approximately ($1.0) million, or 19.6%, from $5.1 million to $4.1 million for the three months ended June 30, 2004 and 2005, respectively, due primarily to the lower occupancy rate on our properties, the disposition of two properties during the first quarter of 2005 and property tax refunds. Tenant reimbursements decreased by approximately ($0.1) million, or 2.7%, from $3.7 million for the three months ended June 30, 2004 to $3.6 million for the three months ended June 30, 2005. Property operating expenses and real estate taxes decreased by approximately ($1.6) million, or 15.1%, from $10.6 million to $9.0 million for the six months ended June 30, 2004 and 2005, respectively, due to lower repair and maintenance expenses and real estate taxes to our existing properties. Tenant reimbursements decreased by approximately ($0.7) million, or 8.9%, from $7.9 million for the six months ended June 30, 2004 to $7.2 million for the six months ended June 30, 2005. The decrease in tenant reimbursements for both periods ended June 30, 2005 as compared to the same periods in 2004 was due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. General and administrative expenses decreased by approximately ($0.4) million, or 44.4%, from $0.9 million to $0.5 million for the three months ended June 30, 2004 and 2005, respectively. For the six months ended June 30, 2004 and 2005, general and administrative expenses decreased by approximately ($0.1) million, or 8.3%, from $1.2 million to $1.1 million, respectively. The decrease in general and administrative expenses for the quarter and the six months ended June 30, 2005 was primarily a result of incurring additional legal and accounting expenses in connection with the resignation of PricewaterhouseCoopers LLP, our former independent accountants, and the need to re-audit consolidated financial statements for years 2001 and 2002 and audit 2003 results during the second quarter of 2004, which did not recur in 2005.

Real estate depreciation and amortization expense decreased by approximately ($0.2) million, or 3.6%, from $5.6 million to $5.4 million for the three months ended June 30, 2004 and 2005, respectively. Depreciation and amortization expense of real estate decreased by approximately ($0.1) million, or 1.0%, from $11.0 million to $10.9 million for the six months ended June 30, 2004 and 2005, respectively. The decrease for both periods ended June 30, 2005 compared to the same periods in 2004 reflected the write-off of a remaining in-place lease intangible asset due to lease termination in the second quarter 2004 and the disposition of two properties during the first quarter 2005.

Interest expense increased by approximately $1.7 million, or 40.5%, from $4.2 million for the three months ended June 30, 2004 to $5.9 million for the three months ended June 30, 2005. Interest expense (related parties) remained stable at approximately $0.25 million for the current three-month period compared to the same period one year ago. Total debt outstanding, including amounts due related parties, increased by approximately $12.4 million, or 3.7%, from $332.0 million as of June 30, 2004 to $344.4 million as of June 30, 2005. Overall interest expense, including amounts paid to related parties, for the quarter ended June 30, 2005 increased by approximately $1.7 million compared to the same quarter a year ago principally due to a cash flow interest rate derivative loss of approximately $0.8 million, higher interest rates on the variable rate debt and the substitution of new debt at slightly higher rates for borrowings under the Berg Group line of credit.

Interest expense increased by approximately $2.0 million, or 23.3%, from $8.6 million for the six months ended June 30, 2004 to $10.6 million for the six months ended June 30, 2005. The increase in interest expense resulted principally from losses taken from a cash flow interest rate derivative, higher interest rates on variable rate debt, and a new $25.8 million secured mortgage loan from Allianz Life Insurance Company ("Allianz Loan I") obtained in early April 2005, which substituted for lower interest rate debt under the Berg Group line of credit. Interest expense (related parties) increased by approximately $45,000, or 8.9%, from $504,000 for the six months ended June 30, 2004 to $549,000 for the six months ended June 30, 2005 due to higher interest rates.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three and six months ended June 30, 2005 and 2004.

                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                                 2005             2004             2005             2004
                                                              --------------------------------------------------------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Gain from disposal of property                             -               -             $  63                 -
         (Loss)/income attributable to discontinued operations  ($ 10)          ($ 42)              (51)            $ 246
         Minority interest in (loss)/earnings attributable
            to discontinued operations                              8              33               (10)             (193)

                                                              -----------     ------------     ------------     ------------
         (Loss)/income from discontinued operations             ($  2)          ($  9)            $   2             $  53
                                                              ===========     ============     ============     ============

In accordance with our adoption of SFAS No. 144, in the first quarter 2005 we sold and classified as discontinued operations two properties consisting of 103,350 rentable square feet and recorded a gain of $63,000, of which $14,000 and $49,000 were attributable to common stockholders and minority interests, respectively. The (loss) to common stockholders and minority interests attributable to discontinued operations from these two properties for the three months ended June 30, 2005 and 2004 was approximately ($2,000) and ($8,000), respectively, and ($9,000) and ($33,000), respectively. The income to common stockholders and minority interests attributable to discontinued operations from these two properties for the six months ended June 30, 2005 and 2004 was approximately $2,000 and $10,000, respectively, and $53,000 and $193,000, respectively.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTEREST
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 82% and 83% as of June 30, 2005 and 2004, respectively.

Net income to common stockholders decreased by approximately ($1.1) million, or 28.9%, from $3.8 million for the three months ended June 30, 2004 to $2.7 million for the same period in 2005. The minority interest portion of income decreased by approximately ($6.2) million, or 33.0%, from $18.8 million for the three months ended June 30, 2004 to $12.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2005 and 2004, the minority interest portion of income was approximately $24.3 million and $36.1 million, respectively, resulting in net income to common stockholders of approximately
$5.1 million and $7.3 million, respectively. The decline in net income and minority interest portion of income was primarily due to lower rental revenue, the existence of higher termination fee and settlement income in 2004 that did not recur in 2005, increases in interest expense and higher non-reimbursable operating expenses from vacant properties.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the six months ended June 30, 2005 resulted from the disposition of two R&D properties and acquisition of one R&D property. In addition, total stockholders' equity increased from the exchange of O.P. units for common stock and stock option exercises.

At June 30, 2005, total investments in properties had a net increase of approximately $10.6 million from December 31, 2004 from one property acquisition and two property dispositions. During the first six months of 2005, we acquired one vacant R&D property representing approximately 203,800 rentable square feet located in the Silicon Valley. The purchase price for this property was approximately $14.0 million. We also disposed of two R&D properties consisting of approximately 103,350 rentable square feet for a total sales price of approximately $12.8 million. One of the disposed properties was classified as an asset held for sale at December 31, 2004 for $8.2 million.

Total stockholders' equity, net, increased by approximately $1.8 million from December 31, 2004 as we obtained additional capital from the exchange of O.P. units for shares of our common stock and stock option exercises, while incurring a deficit of approximately ($0.7) million due to dividends declared in excess of net income for the period. During the first six months of 2005, four limited partners exchanged 215,500 O.P. units for 215,500 shares of our common stock under the Exchange Rights Agreement among us and the limited partners in the operating partnerships. The newly issued shares increased additional paid in capital by approximately $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a continued decline in operating cash flows from our operating property portfolio in 2005 as compared to 2004. The reduction in cash flows reflects the overall reduced demand for R&D space, lower rental rates for new and renewed leases, and an increase in vacant properties in 2005. In addition, if we are unable to lease a significant portion of the approximately 190,000 rentable square feet scheduled to expire during the remainder of 2005 or an equivalent amount of our currently available space of approximately 2.8 million rentable square feet, our operating cash flows may be affected adversely. With the expectation of lower revenues for the remainder of 2005, we expect the properties' net operating income to continue to show year over year declines when compared to 2004. As noted above, we expect cash flows from operating activities to continue to show declines primarily driven by the general downturn in the Silicon Valley's economy in recent years, the softening of the Company's market specifically, and the expected weaker performance of our properties. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the lines of credit with the Berg Group and Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2005. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on lines of credit with the Berg Group and Cupertino National Bank. We expect our total interest expense to increase as interest rates rise and through new financing activities. In the remainder of 2005, we will be obligated to make payments totaling approximately $4.5 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

DISTRIBUTIONS
On July 7, 2005, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of June 30, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. For the remainder of 2005, we expect to maintain our current quarterly dividend payment rate to common shareholders and O.P. unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
At June 30, 2005, we had total indebtedness of $344.4 million, including $237.1 million of fixed rate mortgage debt, $10.2 million under the Berg Group mortgage note (related parties), $77.4 million under the Citicorp USA ("Citicorp") mortgage loan, $19.2 million under the Cupertino National Bank ("CNB") line of credit, and $0.5 million under the Berg Group line of credit (related parties), as detailed in the table below. The CNB and Citicorp loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of June 30, 2005, we were in compliance with these loan covenants.

On April 6, 2005, we obtained a $25.8 million secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan I") that bears a fixed interest rate at 5.56% and matures in 15 years with principal payments amortized over 20 years. The mortgage loan is secured by one property. We paid approximately $251,000 in loan fees and financing costs, which are being amortized over the 15 year loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit.

On July 26, 2005, we obtained a $125 million secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan II"). The Allianz Loan II matures on July 10, 2025, and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of one or more of the properties that secure the loan. This loan bears a fixed interest rate of 5.22% and principal payments are amortized over 20 years. The loan can be prepaid subject to certain yield maintenance provisions and is assumable with the payment of an assumption fee. The mortgage loan is secured by eight properties. We paid approximately $0.8 million in loan fees and financing costs, which will be amortized over the 20 year loan period. The proceeds will be used primarily to repay the Citicorp loan, retire the Washington Mutual loan, reduce the balance of the CNB and Berg Group lines of credit, and for other working capital needs. In connection with the Allianz Loan II, we entered into a "Loan Modification Agreement" with Allianz Life Insurance Company of North America on July 26, 2005, which extends the amortization period and maturity date of the $25.8 million secured mortgage loan entered into with Allianz Life Insurance Company of North America on April 6, 2005 ("Allianz Loan I") from April 10, 2020 to July 10, 2025. The Allianz Loans I and II now contain cross-default provisions.

On July 22, 2005, we entered into a "Change in Terms Agreement" with Cupertino National Bank, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40 million to $9 million.

The following table sets forth information regarding debt outstanding as of June 30, 2005:

                                                                                                            Maturity      Interest
            Debt Description                           Collateral Properties                Balance           Date          Rate
---------------------------------------------- -------------------------------------- ------------------  ------------- ------------
                                                                                   (dollars in thousands)
Line of Credit:
Berg Group (related parties)                   2033-2043 Samaritan Dr., San Jose, CA       $     444            3/06          (1)
                                               2133 Samaritan Dr., San Jose, CA       ------------------
                                               2233-2243 Samaritan Dr., San Jose, CA
                                               1310-1450 McCandless Dr., Milpitas, CA
                                               1795-1845 McCandless Dr., Milpitas, CA

Cupertino National Bank                        Not Applicable                                 19,172           11/06          (4)
                                                                                      ------------------

Mortgage Notes Payable (related parties):      5300 & 5350 Hellyer Avenue, San Jose, CA       10,239            6/10       7.650%

                                                                                      ------------------
Mortgage Notes Payable (2):
Washington Mutual                              10460 Bubb Road, Cupertino, CA                    113           12/06       9.500%
Prudential Insurance Company of America (3)    10300 Bubb Road, Cupertino, CA                118,383           10/08       6.560%
                                               10500 N. De Anza Blvd., Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450 National Avenue, Mountain View, CA
                                               6311 San Ignacio Ave., San Jose, CA
                                               6321 San Ignacio Ave., San Jose, CA
                                               6325 San Ignacio Ave., San Jose, CA
                                               6331 San Ignacio Ave., San Jose, CA
                                               6341 San Ignacio Ave., San Jose, CA
                                               6351 San Ignacio Ave., San Jose, CA
                                               3236 Scott Boulevard, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250 E. Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (5) 1750 Automation Parkway, San Jose, CA          92,967            1/13       5.640%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 San Ignacio Ave., San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Dr., Milpitas, CA
                                               1650-1690 McCandless Dr., Milpitas, CA
                                               20605-20705 Valley Green Dr., Cupertino, CA

Citicorp USA, Inc.                             2001 Walsh Avenue, Santa Clara, CA             77,420            9/06          (4)
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2770-2800 Scott Blvd., Santa Clara, CA
                                               2300 Central Expy., Santa Clara, CA
                                               2220 Central Expy., Santa Clara, CA
                                               2330 Central Expy,, Santa Clara, CA
                                               20400 Mariani Avenue, Cupertino, CA

Allianz Life Insurance Company                 5900 Optical Court, San Jose, CA               25,623            4/20       5.560%

                                                                                      --------------------
Mortgage Notes Payable Subtotal                                                              314,506
                                                                                      --------------------
TOTAL                                                                                       $344,361


(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2006. The interest rate at June 30, 2005 was 4.99%.
(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from $8,000 to $827,000 over various terms extending through the year 2020. The weighted average interest rate of mortgage notes payable was 5.91% at June 30, 2005.
(3) The Prudential Insurance loan is payable in monthly installments of $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(4) Interest rate equal to LIBOR plus 2%. The interest rates for the Cupertino National Bank line of credit and the Citicorp USA, Inc. mortgage loan at June 30, 2005 were 5.13% and 5.14%, respectively. The Cupertino National Bank line of credit and Citicorp USA, Inc. loan contain certain financial loan and reporting covenants as defined in the loan agreements. As of June 30, 2005, the Company was in compliance with these loan covenants.
(5) The Northwestern loan is payable in monthly installments of $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.

At June 30, 2005, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $10.27 per share on June 30, 2005) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 24.3%. On June 30, 2005, the last trading day for the quarter, total market capitalization was approximately $1.4 billion.

At June 30, 2005, the outstanding balance remaining under certain notes that we owed to the operating partnerships was $1.6 million. The due date of these notes has been extended to September 30, 2006. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

Net cash provided by operating activities for the six months ended June 30, 2005 was $32.6 million compared to $57.2 million for the same period in 2004. The decline resulted primarily from the reduction in tenant expense reimbursements and decrease in rental revenue from our current portfolio of property due to tenant lease obligation defaults, tenant re-locations, decrease in occupancy and lower rent renewal rates during the last six months of 2004 and the first six months of 2005. The decline in cash flow from operating activities was also caused by payments of leasing commissions which amounted to approximately $4.0 million, including approximately $2.9 million with respect to the modification and extension of our lease with Microsoft.

Net cash used in investing activities was approximately ($6.4) million and ($0.4) million for the six months ended June 30, 2005 and 2004, respectively. Cash used in investing activities during the six months ended June 30, 2005 related principally to the acquisition of the property at 5521 Hellyer Avenue for $14.2 million and the disposition of two existing properties for a total of $8.4 million. We partially financed one of the sales with a note receivable for approximately $4.1 million, which has been reflected as a non-cash transaction. Capital expenditures relating to real estate improvements were approximately $0.6 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.

Net cash used in financing activities was ($26.1) million for the six months ended June 30, 2005 compared to ($59.1) million for the six months ended June 30, 2004. During the first six months of 2005, we received $25.8 million from a new mortgage loan, used $18.5 million to pay outstanding debt, and paid $28.0 million for minority interest distributions and $5.8 million for dividends to common stockholders. During the same period in 2004, we used $8.8 million to repay outstanding debt, $41.8 million for minority interest distributions and $8.6 million for dividends to common stockholders.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. unit holders, computed in accordance with GAAP, plus non-recurring events other than "extraordinary items" under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. With the emphasis on the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

FFO for the three and six months ended June 30, 2005 and 2004, as reconciled to net income to common stockholders, are summarized in the following tables:

                                                    Three Months Ended June 30,                    Six Months Ended June 30,
                                                    2005                   2004                   2005                   2004
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders                $ 2,695                $ 3,795               $ 5,102                $ 7,318
Add:
   Minority interests (1)                         12,453                 18,706                24,028                 35,850
   Depreciation & amortization of real estate (2)  5,993                  6,240                12,382                 12,650
Less:
   Gain on sale of asset                               -                      -                  (63)                      -
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $21,141                $28,741               $41,449                $55,818
                                             ==================     ==================     ==================     ==================

(1) The minority interest for third parties totaling $133,000 and $132,000 for the three months ended June 30, 2005 and 2004, respectively, and $254,000 and $258,000 for the six months ended June 30, 2005 and 2004, respectively, was deducted from total minority interest in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling $210,000 and $218,000 for the three months ended June 30, 2005 and 2004, respectively, and $564,000 and 437,000 for the six months ended June 30, 2005 and 2004, respectively. Also includes amortization of leasing commissions of $414,000 and $328,000 for the three months ended June 30, 2005 and 2004, respectively, and $842,000 and 997,000 for the six months ended June 30, 2005 and 2004, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's consolidated statements of operations.

DISTRIBUTION POLICY

Our board of directors determines the amount and timing of distributions to our stockholders. The board of directors will consider many factors prior to making any distributions, including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2005. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2005 will be paid upon maturity.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2005 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.


                                  Six Months           Year Ending December 31,
                                  Remaining  ----------------------------------------------
                                     2005        2006        2007       2008        2009     Thereafter     Total     Fair Value
                                  -----------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Variable Rate Debt:
  Secured and unsecured debt        $1,290      $95,746          -           -           -           -      $97,036     $97,036
  Weighted average interest rate     5.14%        5.14%
Fixed Rate Debt:
  Secured notes payable             $3,236       $6,796     $7,148    $117,518      $5,273    $107,354     $247,325    $276,104
  Weighted average interest rate     6.16%        6.16%      6.16%       6.16%       6.16%       6.16%

The primary market risks we face are interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit, the CNB line of credit and the Citicorp mortgage loan, which are tied to a LIBOR based interest rate, were approximately $0.4 million, $19.2 million and $77.4 million, or 0.1%, 5.6% and 22.5%, respectively, of the total $344.4 million of outstanding debt as of June 30, 2005. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at June 30, 2005.

During the second quarter of 2005 we entered into cash flow interest rate derivative as a means to hedge exposure to an increase in interest rates prior to securing a loan commitment in connection with a refinancing of certain variable rate debt to fixed rate long term mortgage debt. In June 2005, the Company secured a 20 year fixed rate mortgage loan commitment for $125 million at 5.22% annual interest rate and closed the derivative contracts shortly thereafter. Since the interest rate derivative contracts did not qualify as a designated cash flow interest rate hedge in accordance with SFAS No. 133, we recorded an approximately $0.8 million charge to interest expense in the second quarter of 2005.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of June 30, 2005, a 1% increase or decrease in interest rates on our $97.0 million of floating rate debt would decrease or increase, respectively, six months earnings and cash flows by approximately $0.5 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. We have determined that our internal control over financial reporting was effective as of June 30, 2005.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part 1 "Item 1. - Financial Statements - Note 7 - Commitments and Contingencies."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The annual meeting of stockholders of the Company was held on June 1, 2005 in which proxies representing 10,111,522 shares of common stocks, or 55.2% of the total outstanding shares, voted.

     b) At the annual meeting of stockholders, Carl E. Berg, John C. Bolger, William A. Hasler, Lawrence B. Helzel, and Raymond V. Marino were elected as directors for the ensuing year, all of whom were serving on the board of directors at the time of the meeting.

     c)   The following proposals were voted upon at the meeting:

          Proposal No. 1: Election of Directors

                                        Total Vote for Each       Total Vote Withheld
          Directors                          Director              from Each Director         Total Abstentions
          ---------------------------- ----------------------     ----------------------    ----------------------
          Carl E. Berg                       7,828,984                2,158,570                    123,968
          John C. Bolger                     9,820,463                  167,091                    123,968
          William A. Hasler                  7,355,599                2,631,955                    123,968
          Lawrence B. Helzel                 9,829,463                  158,091                    123,968
          Raymond V. Marino                  7,682,163                2,305,391                    123,968

          Proposal No. 2: Ratification of the selection of the accounting firm of BDO Seidman, LLP as the Company's independent registered public accounting firm for the year ended December 31, 2005. There were 10,000,258 votes in favor of the proposal, 110,221 votes against the proposal and 1,043 abstentions.


ITEM 6. EXHIBITS


     a.   Exhibits

          10.51 Allianz Loan II Secured Installment Note dated July 26, 2005
          10.52 Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents dated July 26, 2005
          10.53 Allianz Loan II Limited Guaranty dated July 26, 2005
          10.54 Allianz Loan II Loan Modification Agreement dated July 26, 2005
          31.1  Section 1350 Certificate of CEO
          31.2  Section 1350 Certificate of President & COO
          31.3  Section 1350 Certificate of Principal Financial Officer
          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                    Mission West Properties, Inc.
                                    (Registrant)


Date: August 9, 2005                By:    /s/ Carl E. Berg
                                    --------------------------------------------
                                    Carl E. Berg
                                    Chief Executive Officer


Date: August 9, 2005                By:    /s/ Wayne N. Pham
                                    --------------------------------------------
                                    Wayne N. Pham
                                    Vice President of Finance and Controller
                                    (Principal Accounting Officer and Duly
                                    Authorized Officer)