Form 10-K/A
period 2004-12-31
MISSION WEST PROPERTIES INC
filed 2005-11-07
CIK 1067419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                 To Form 10-K on
                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

This amendment to the Form 10-K of Mission West Properties, Inc. is filed solely to amend the certifications of the Chief Executive Officer, Chief Operating Officer and Vice President of Finance pursuant to SEC Rule 13a-14(a), which are filed exhibits 31.1, 31.2 and 31.3 under Item 601(b)(31) of Regulation S-K. No other portion of the report on Form 10-K as originally filed is being modified by this amendment.

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

                                                  MISSION WEST PROPERTIES, INC.

         Date: November 4, 2005                   By: /s/ CARL E. BERG
                                                  ----------------------
                                                  Carl E. Berg
                                                  Chief Executive Officer

         Date: November 4, 2005                   By: /s/ WAYNE N. PHAM
                                                  ----------------------
                                                  Wayne N. Pham
                                                  Vice President of Finance and
                                                  Controller
                                                  (Principal Accounting Officer)

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

      Signature                   Title                                Date

/s/  CARL E. BERG
-------------------------
Carl E. Berg                  Chairman of the Board, Chief      November 4, 2005
                              Executive Officer, and Director