Form 10-Q/A
period 2005-03-31
MISSION WEST PROPERTIES INC
filed 2005-11-07
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                 Amendment No. 1
                                   FORM 10-Q/A


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

                               EXPLANATIORY NOTE

This amendment to the Form 10-Q of Mission West Properties, Inc. is filed solely to amend the certifications of the Chief Executive Officer, Chief Operating Officer and Vice President of Finance pursuant to SEC Rule 13a-14(a), which are filed as exhibits 31.1, 31.2 and 31.3 under Item 601(b)(31) of Regulation S-K. No other portion of the report on Form 10-Q as originally filed is being modified by this amendment

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part 1 "Item 1. - Financial Statements - Note 8 - Commitments and Contingencies."


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

     a.   Exhibits

          10.21.1 Lease Agreement with Microsoft Corporation, dated December 23, 2004*
          10.47   Allianz Loan Secured Installment Note dated April 6, 2005*
          10.48 Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents dated April 6, 2005*
          10.49   Allianz Loan Limited Guaranty dated April 6, 2005*
          10.50   Form of Non-statutory   tock  Option  Agreement with  dividend
                  equivalent rights under 2004 Equity Incentive Plan*
          31.1    Section 1350 Certificate of CEO
          31.2    Section 1350 Certificate of President & COO
          31.3    Section 1350 Certificate of Principal Financial Officer
          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on February 2, 2005, regarding its results of operations and financial condition for the quarter and full year ended December 31, 2004.

          * Previously filed with report on Form 10-Q on May 10, 2005.

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


                                 Mission West Properties, Inc.
                                 (Registrant)


Date: November 4, 2005           By:    /s/ Carl E. Berg
                                    --------------------------------------------
                                    Carl E. Berg
                                    Chief Executive Officer


Date: November 4, 2005           By:    /s/ Wayne N. Pham
                                    --------------------------------------------
                                    Wayne N. Pham
                                    Vice President of Finance and Controller
                                    (Principal Accounting Officer and Duly
                                    Authorized Officer)