Form 10-Q/A
period 2005-06-30
MISSION WEST PROPERTIES INC
filed 2005-11-07
CIK 1067419

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

                                EXPLANATORY NOTE

This amendment to the Form 10-Q of Mission West Properties, Inc. is filed solely to amend the certifications of the Chief Executive Officer, Chief Operating Officer and Vice President of Finance pursuant to SEC Rule 13a-14(a), which are filed as exhibits 31.1. 31.2 and 31.3 under Item 601(b)(31) of Regulation S-K. No other portion of the report on Form 10-Q as originally filed is being modified by this amendment.

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


ITEM 6. EXHIBITS


     a.   Exhibits

          10.51 Allianz Loan II Secured Installment Note dated July 26, 2005*
          10.52 Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents dated July 26, 2005*
          10.53 Allianz Loan II Limited Guaranty dated July 26, 2005*
          10.54 Allianz Loan II Loan Modification Agreement dated July 26, 2005*
          31.1  Section 1350 Certificate of CEO
          31.2  Section 1350 Certificate of President & COO
          31.3  Section 1350 Certificate of Principal Financial Officer
          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          * Previously filed with report on Form 10-Q on August 9, 2005.

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