Form 10-Q
period 2005-09-30
MISSION WEST PROPERTIES INC
filed 2005-11-09
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              18,421,291 shares outstanding as of November 4, 2005

                          Mission West Properties, Inc.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005



                                      INDEX


                                                                                                                     PAGE
PART I        FINANCIAL INFORMATION                                                                                  ----

   Item 1.    Financial Statements:

              Consolidated Balance Sheets as of September 30, 2005 (unaudited)
              and December 31, 2004 ..................................................................................2

              Consolidated Statements of Operations for the
              three and nine months ended September 30, 2005 and 2004 (unaudited).....................................3

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2005 and 2004 (unaudited)...............................................4

              Notes to Consolidated Financial Statements (unaudited)..................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................11

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................................24

   Item 4.    Controls and Procedures................................................................................25


PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................................................26

   Item 6.    Exhibits...............................................................................................26

   EXHIBITS
              Exhibit 31.1 - Certification Pursuant to Rule 13a-14 of the
                             Securities Exchange Act of 1934
              Exhibit 31.2 - Certification Pursuant to Rule 13a-14 of the
                             Securities Exchange Act of 1934
              Exhibit 31.3 - Certification Pursuant to Rule 13a-14 of the
                             Securities Exchange Act of 1934
              Exhibit 32   - Certification of CEO and CFO Pursuant to 18 U.S.C.
                             ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES...........................................................................................................27

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                                                  September 30, 2005       December 31, 2004
                                                                                 ---------------------   ----------------------
                                     ASSETS                                                                        (A)
Real estate assets, at cost:
    Land                                                                             $   273,933             $   273,663
    Buildings and improvements                                                           766,209                 770,757
    Real estate related intangible assets                                                 17,410                  18,284
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,057,552               1,062,704
    Less accumulated depreciation and amortization                                      (124,670)               (110,062)
    Assets held for sale, net of accumulated depreciation of $1,770 and $1,578
       at 9/30/05 and 12/31/04, respectively                                              14,245                   8,221
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     947,127                 960,863
Cash and cash equivalents                                                                 40,443                   1,519
Restricted cash                                                                            1,551                   1,551
Deferred rent receivable, net of $2,000 allowance at 9/30/05 and 12/31/04                 19,302                  18,511
Investment in unconsolidated joint venture                                                 3,472                   3,559
Other assets, net of accumulated amortization of $7,317 and $5,667
   at 9/30/05 and 12/31/04, respectively                                                  24,812                  19,653
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,036,707              $1,005,656
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                           $   359,891             $   292,822
    Mortgage notes payable (related parties)                                              10,146                  10,420
    Line of credit (related parties)                                                           -                   9,560
    Revolving line of credit                                                                   -                  24,208
    Interest payable                                                                         327                     327
    Security deposits                                                                      8,434                   8,544
    Deferred rental income                                                                11,691                  11,038
    Liabilities related to assets held for sale                                               80                      14
    Dividend/distribution payable                                                         16,727                  16,718
    Accounts payable and accrued expenses                                                 10,971                   6,704
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 418,267                 380,355
                                                                                 ---------------------   ----------------------

Commitments and contingencies

Minority interests                                                                       503,769                 512,089
                                                                                 ---------------------   ----------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                              -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized,
      18,367,691 and 18,097,191 shares issued and outstanding
      at 9/30/05 and 12/31/04, respectively                                                   18                      18
  Paid-in-capital                                                                        137,217                 134,539
  Accumulated deficit                                                                    (22,564)                (21,345)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          114,671                 113,212
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,036,707              $1,005,656
                                                                                 =====================   ======================

        The accompanying notes are an integral part of these consolidated financial statements.

 (A) Derived from the Company's 2004 audited consolidated financial statements.

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                      Three months ended September 30,          Nine months ended September 30,
                                                          2005                 2004                2005                 2004
                                                   -------------------- ------------------- -------------------- -------------------
Revenues:
   Rental revenue from real estate                         $24,692              $29,494           $76,043               $90,526
   Tenant reimbursements                                     4,031                3,740            11,254                11,623
   Other income, including lease terminations,
       settlements and interest                                426                  396             3,018                 5,401
                                                   -------------------- ------------------- -------------------- -------------------
        Total revenues                                      29,149               33,630            90,315               107,550
                                                   -------------------- ------------------- -------------------- -------------------

Expenses:
   Property operating, maintenance and real estate taxes     5,301                4,805            14,101                15,241
   Interest                                                  5,494                4,468            16,046                13,051
   Interest (related parties)                                  229                  256               779                   760
   General and administrative                                  424                  395             1,542                 1,628
   Depreciation and amortization of real estate              5,268                5,269            16,005                16,168
                                                   -------------------- ------------------- -------------------- -------------------
        Total expenses                                      16,716               15,193            48,473                46,848
                                                   -------------------- ------------------- -------------------- -------------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                     12,433               18,437            41,842                60,702
Equity in earnings of unconsolidated joint venture             291                  345               677                 1,564
Minority interests                                         (10,551)             (15,590)          (35,172)              (51,757)
                                                   -------------------- ------------------- -------------------- -------------------
   Income from continuing operations                         2,173                3,192             7,347                10,509
                                                   -------------------- ------------------- -------------------- -------------------

Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                  291                    -               305                     -
(Loss) attributable to discontinued operations                 (13)                 (19)              (98)                  (18)
                                                   -------------------- ------------------- -------------------- -------------------
   Income/(loss) from discontinued operations                  278                  (19)              207                   (18)
                                                   -------------------- ------------------- -------------------- -------------------

Net income to common stockholders                          $ 2,451              $ 3,173           $ 7,554               $10,491
                                                   ==================== =================== ==================== ===================
Net income to minority interests                           $11,541              $15,488           $35,823               $51,596
                                                   ==================== =================== ==================== ===================
Income per share from continuing operations:
   Basic                                                     $0.12                $0.18             $0.40                 $0.58
                                                   ==================== =================== ==================== ===================
   Diluted                                                   $0.12                $0.18             $0.40                 $0.58
                                                   ==================== =================== ==================== ===================
Income per share from discontinued operations:
   Basic                                                     $0.01                    -             $0.01                     -
                                                   ==================== =================== ==================== ===================
   Diluted                                                   $0.01                    -             $0.01                     -
                                                   ==================== =================== ==================== ===================
Net income per share to common stockholders:
   Basic                                                     $0.13                $0.18             $0.41                 $0.58
                                                   ==================== =================== ==================== ===================
   Diluted                                                   $0.13                $0.18             $0.41                 $0.58
                                                   ==================== =================== ==================== ===================
Weighted average shares of
  common stock outstanding (basic)                      18,356,278           18,071,484        18,242,495            18,019,277
                                                   ==================== =================== ==================== ===================
Weighted average shares of
  common stock outstanding (diluted)                    18,407,891           18,098,174        18,289,699            18,077,854
                                                   ==================== =================== ==================== ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                Nine months ended September 30,
                                                                                                    2005                2004
                                                                                             ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                                  $   7,554           $   10,491
     Adjustments to reconcile net income to net cash provided by operating activities:
            Income allocated to minority interests, including discontinued operations               35,823               51,596
            Depreciation and amortization of real estate and in place leases                        16,005               16,167
            Depreciation and amortization from discontinued operations                                 316                  477
            Amortization of above market rent intangible asset                                       1,416                1,416
            Gain on sale of real estate                                                             (1,408)                   -
            Equity in earnings of unconsolidated joint venture                                        (677)              (1,564)
            Distributions from unconsolidated joint venture                                            765                1,418
     Changes in operating assets and liabilities, net of liabilities assumed:
            Deferred rent receivable                                                                  (791)                (141)
            Other assets                                                                            (5,159)               1,608
            Interest payable                                                                             -                   (2)
            Security deposits                                                                         (110)              (1,477)
            Deferred rental income                                                                     653               (1,101)
            Accounts payable and accrued expenses                                                    4,346                3,479
                                                                                             ------------------- -------------------
     Net cash provided by operating activities                                                      58,733               82,367
                                                                                             ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (871)                (371)
     Net proceeds from sales of real estate                                                         12,447                    -
     Purchase of real estate                                                                       (14,184)                   -
                                                                                             ------------------- -------------------
     Net cash used in investing activities                                                          (2,608)                (371)
                                                                                             ------------------- -------------------

Cash flows from financing activities:
    Proceeds from mortgage loan                                                                    150,800                    -
    Principal payments on mortgage notes payable                                                    (5,021)              (4,574)
    Principal payments on mortgage notes payable (related parties)                                    (274)                (254)
    Net payments under line of credit (related parties)                                             (9,560)              (5,118)
    Payment on mortgage loan payable                                                               (78,710)                   -
    Net payments under revolving line of credit                                                    (24,208)                   -
    Proceeds from revolving line of credit                                                               -                2,527
    Restricted cash                                                                                      -               (1,551)
    Proceeds from stock options exercised                                                              480                  165
    Minority interest distributions                                                                (41,979)             (62,769)
    Dividends                                                                                       (8,729)             (12,954)
                                                                                             ------------------- -------------------
     Net cash used in financing activities                                                         (17,201)             (84,528)
                                                                                             ------------------- -------------------
     Net increase/(decrease) in cash and cash equivalents                                           38,924               (2,532)
Cash and cash equivalents, beginning of period                                                       1,519                4,129
                                                                                             ------------------- -------------------
Cash and cash equivalents, end of period                                                         $  40,443           $    1,597
                                                                                             =================== ===================
Supplemental information:
    Cash paid for interest                                                                       $  16,471           $   13,602
                                                                                             =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P. units                                       $   2,197           $    2,047
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

     As of September 30, 2005, the Company owns a controlling general partnership interest of 17.44%, 21.65%, 16.15% and 12.39% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 17.46% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 108 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2005.

     BUSINESS SEGMENT INFORMATION
     The  Company's   primary  business  is  the  ownership  and  management  of
     R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," purposes.

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2005, and its consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004, respectively. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

     The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2004 audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company's 2004 Form 10-K filed on March 16, 2005.

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 82.54% of the ownership interests in the real estate operations of the Company as of September 30, 2005. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and operating partnership units outstanding for each operating partnership in relation to the total for all four operating partnerships.

     RECLASSIFICATIONS
     Certain  reclassifications  have been made to the previously  reported 2004
     consolidated   financial  statements  in  order  to  conform  to  the  2005 presentation.

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

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common stockholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and nine months ended September 30, 2005 and 2004.

                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 2005             2004              2005             2004
                                                            ---------------  ---------------   ---------------  ---------------
                                                                      (dollars in thousands, except per share data)
           Historical net income to common stockholders          $2,451          $3,173             $7,554         $10,491
           Deduct compensation expense for stock options
              determined under fair value based method              (51)            (44)              (110)           (132)
           Allocation of expense to minority interest                42              36                 91             109
                                                            ---------------  ---------------   ---------------  ---------------
           Pro forma net income to common stockholders           $2,442          $3,165             $7,535         $10,468
                                                            ===============  ===============   ===============  ===============

           Earnings per share - basic:
           Historical net income to common stockholders           $0.13           $0.18              $0.41           $0.58
           Pro forma net income to common stockholders            $0.13           $0.18              $0.41           $0.58
           Earnings per share - diluted:
           Historical net income to common stockholders           $0.13           $0.18              $0.41           $0.58
           Pro forma net income to common stockholders            $0.13           $0.17              $0.41           $0.58


     Options were granted to four employees and three directors totaling 710,000 in 2005, which vest monthly for 33 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $10.00 per share. The estimated fair value of the options granted in 2005 was $1.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.4%, volatility of 21.97%, risk free rates of 4.2% and an expected life of six years.

     The following table shows the activity and detail for the 2004 Equity Incentive Plan.

                                                                2004 Equity      Weighted Average
                                                                 Incentive        Option Price
                                                                   Plan             Per Share
                                                              --------------    ----------------
                         Balance, December 31, 2004              767,000             $11.44
                            Options granted                      710,000             $10.00
                            Options exercised                    (55,000)             $8.73
                            Options cancelled                          -
                                                              --------------
                         Balance, September 30, 2005           1,422,000             $10.83
                                                              ==============

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

3.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2005, stock options to purchase 40,000 shares of common stock were exercised at $8.25 per share and stock options to purchase 15,000 shares of common stock were exercised at $10.00 per share. Total proceeds to the Company were $480. During the same period, four limited partners exchanged 215,500 O.P. units for 215,500 shares of the Company's common stock under the terms of the December 1998 Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of $2,197 from minority interest to paid-in-capital.

4.   DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations during the three and nine months ended September 30, 2005. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

     As of September 30, 2005, there was one property under contract to be sold or otherwise disposed of which would qualify as an asset held for sale or discontinued operation. That property was sold for $15,105 in October 2005. During the first quarter of 2005, the Company sold two properties for a combined sales price of $12,750. Condensed results of operations for these properties for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 2005             2004             2005             2004
                                                              --------------------------------------------------------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Revenues
            Rental revenue from real estate                    $    -           $  86           $  14             $ 531
            Tenant reimbursements                                   -              26               1                98
            Other income                                            -               1               -                 3
                                                              -----------     ------------     ------------     ------------
               Total revenues                                       -             113              15               632
                                                              -----------     ------------     ------------     ------------

         Expenses
            Property operating, maintenance and real estate  taxes  -              76             250               335
            Depreciation                                           77             159             316               476
                                                              -----------     ------------     ------------     ------------
              Total expenses                                       77             235             566               811
                                                              -----------     ------------     ------------     ------------

         (Loss) from discontinued operations                      (77)           (122)           (551)             (179)
         Gain on disposition of property                        1,345               -           1,408                 -
         Minority interest in earnings/(loss) attributable
            to discontinued operations                           (990)            103            (650)              161
                                                              -----------     ------------     ------------     ------------
         Income/(loss) from discontinued operations            $  278          ($  19)          $ 207            ($  18)
                                                              ===========     ============     ============     ============

     For the three and nine months ended September 30, 2005 and 2004, income from discontinued operations included results of operations from one asset held for sale at September 30, 2005 and the two properties that were sold in the first quarter of 2005.

     A deferred gain of approximately $1,408 was recorded on one of the disposed properties. The gain was recognized as revenue based on the installment method of profit recognition because the purchaser of the property did not make a sufficiently large down payment under SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). SFAS No. 66 establishes accounting standards for recognizing profit or loss on sales of real estate. Gain on the sale is recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate. The Company received the remaining balance of the sales price from the purchaser in September 2005 and all of the remaining deferred gain was recognized in the third quarter of 2005. The Company recorded a $63 gain in the first quarter of 2005 and $1,345 gain in the third quarter of 2005.

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
                                   (unaudited)

     The computation for weighted average shares is detailed below:

                                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                               2005              2004               2005               2004
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       18,356,278         18,071,484         18,242,495         18,019,277
         Incremental shares from assumed option exercise       51,613             26,690             47,204             58,577
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     18,407,891         18,098,174         18,289,699         18,077,854
                                                         ===============    ==============     ==============    ===============

     Outstanding options to purchase 647,000 and 272,000 shares in 2005 and 2004 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at September 30, 2005 and 2004 was 86,169,195 and 86,404,695, respectively.

6.   RELATED PARTY TRANSACTIONS

     As of September 30, 2005, the Berg Group owned 77,572,028 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of September 30, 2005 represented approximately 74% of the total equity interests, assuming conversion of the 86,169,195 O.P. units outstanding into the Company's common stock.

     The Berg Group has extended to the Company a $20,000 line of credit that bears interest at LIBOR plus 1.30%, or 4.99% as of September 30, 2005, and matures in March 2006. The Company believes that the terms of the Berg
     Group line of credit are more favorable than those available from commercial lenders. As of September 30, 2005, $0 was due the Berg Group under the line of credit, and debt in the amount of $10,146 was due the Berg Group under a mortgage note established on May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit and mortgage note was $229 and $256 for the three months ended September 30, 2005 and 2004, respectively, and $779 and $760 for the nine months ended September 30, 2005 and 2004, respectively.

     During the first nine months of 2005 and 2004, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies in which Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $160 and $217 in rental revenue during the three months ended September 30, 2005 and 2004, respectively, and $570 and $650 in rental revenue during the nine months ended September 30, 2005 and 2004, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring or holding shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

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

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended September 30, 2005 and 2004 and $68 for each of the nine-month periods ended September 30, 2005 and 2004.

7.   COMMITMENTS AND CONTINGENCIES

     Neither the operating partnerships, the Company's properties nor the Company are subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the operating partnerships, the properties or the Company. From

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     time to time, the Company is engaged in legal proceedings arising in the ordinary course of business. The Company does not expect any of such proceedings to have a material adverse effect on its cash flows, financial condition or results of operations. The Company is currently involved in the following legal proceedings, and does not believe the ultimate outcome of any of these proceedings will have a material adverse effect on its financial condition or operating results.

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

     In January 2004, the Global Crossing Estate Representative, for itself and the Liquidating Trustee of the Global Crossing Liquidating Trust v. Mission West Properties filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of approximately $815 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were preference payments. The Company has engaged legal counsel to defend itself in this claim and intend to vigorously contest the matter. On February 9, 2005, the Court held a hearing to consider the objection filed with respect to Mission West Properties' claim. In April 2005, the Company filed a motion for summary judgment in the United States Bankruptcy Court Southern District of New York requesting the Court to dismiss the preference claim. The motion for summary judgment was denied. Discovery continues by both parties and no trial date has been set.

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2005.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2005.

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

     BERG LAND HOLDINGS OPTION AGREEMENT
     On April 27, 2005, the Berg Group disclosed the receipt of an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California that is subject to the Berg Land Holdings Option Agreement with the Company. The prospective purchaser has disclosed its intention to develop "for sale" industrial type buildings. In light of the overcapacity in the market and the Company's current inventory of available buildings for lease in this submarket, the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of this approximately 10 acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with acquiring undeveloped land for future development. In the event this parcel of land is not sold to this prospective purchaser, the parcel would not be deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition by the Company, under the Berg Land Holdings Option Agreement.

8.   MORTGAGE NOTES PAYABLE AND OTHER DEBT

     The following information is an update of mortgage notes payable obtained during the second quarter of 2005 and other debt transactions that occurred during the third quarter of 2005. For additional details regarding the Company's mortgage notes payable and other debt outstanding as of September 30, 2005, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt."

     ALLIANZ LOAN I
     On April 6, 2005, the Company obtained a $25,800 secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan I"). The Allianz Loan I originally matures on April 10, 2020 and must be paid in full at that time unless payment is accelerated by reason of a default or sale of the property that secures the loan. The Company paid approximately $251 in loan fees and financing costs, which are being amortized over the 20 year amended loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit. On July 26, 2005, in connection with the Allianz Loan II, the Company entered into a "Loan Modification Agreement" with Allianz, which extended the amortization period and maturity date of the Allianz Loan I from April 10, 2020 to August 10, 2025. This loan bears a fixed interest rate of 5.56% and principal payments are amortized over 20 years. The mortgage loan is secured by one property.

     ALLIANZ LOAN II
     On July 27, 2005, the Company obtained a $125,000 secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan II"). The Allianz Loan II matures on August 10, 2025, and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of any property that secures the loan. This loan bears a fixed interest rate of 5.22% and principal payments are amortized over 20 years. The mortgage loan is secured by eight properties. The Company paid approximately $838 in loan fees and financing costs, which are being amortized over the 20 year loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit.

     CUPERTINO NATIONAL BANK LINE OF CREDIT
     The Company entered into a "Change in Terms Agreement" with Cupertino National Bank ("CNB") on July 22, 2005, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40,000 to $9,000.

9.   SUBSEQUENT EVENTS

     On October 6, 2005, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of September 30, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units.

     On October 12, 2005, the Company completed the sale of a 239,000 rentable square foot R&D property at 800 Embedded Way, San Jose, California. A gain of approximately $800 will be recognized in the fourth quarter of 2005 on the total sales price of $15,105.

     On October 26, 2005, the Independent Directors Committee of the Board of Directors of the Company approved the termination of the $20,000 line of credit agreement between the Company and the Berg Group (as defined in the Company's previously filed periodic reports), effective October 31, 2005. The Berg Group line of credit was originally scheduled to mature in March 2006. Based on existing cash reserves and credit facilities, the Company has determined that it no longer foresees a need for the Berg Group line of credit. There are no borrowings currently outstanding under the Berg Group line of credit. The Company will not incur any fees or charges for terminating the Berg Group line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2004. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Additionally, all disclosures under Part I, Item 3 constitute forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

In addition, the actual timing of development, construction, and leasing on any projects that we believe we may acquire in the future under the Berg Land
Holdings Option Agreement is presently unknown, and reliance should not be placed on estimates concerning these projects. These risks and uncertainties, together with the other risks described from time to time in our reports and other documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2005, we owned and managed 108 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2005, the six tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, Fujitsu America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley R&D property market has historically fluctuated with the local economy. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. According to a recent report by NAI BT Commercial Real Estate, the vacancy rate for Silicon Valley R&D property was approximately 22.4% in late 2004 and 20.6% at the end of the third quarter of 2005. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2005 amounted to 31.8 million square feet, of which 23.0%, or 7.3 million square feet, was being offered under subleases. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2004 amounted to approximately (0.3) million square feet. During the first nine months of 2005, there was total positive net absorption of approximately 2.1 million square feet. Average asking market rent per square foot at the end of the third quarter of 2005 remained the same at $0.88 compared to late 2004, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our occupancy rate at September 30, 2005 was 67.5% compared to 69.0% at September 30, 2004. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 558,000 rentable square feet are expiring prior to the end of 2006. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2006 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

In order to meet market conditions, we have been, and expect to continue leasing less than the entire premises of some of our R&D properties to a single tenant from time to time. Leasing our R&D properties, which generally have been built for single tenant occupancy, to multiple tenants can increase our leasing costs and operating expenses and reduce the profitability of our leasing activities.

If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; if we are not able to lease space at or above current market rates; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; or if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties, our results of operations and cash flows will be adversely affected. Furthermore, in this event it is probable that our board of directors will reduce the quarterly dividend on the common stock and the outstanding O.P. units. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption "Forward-Looking Information" above and in the section entitled "Risk Factors" in our most recent annual report on Form 10-K.

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

BUSINESS COMBINATIONS. Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS No. 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market, including lease origination and lease up period costs, and above market in place leases, and the determination of their useful lives are guided by a combination of SFAS No. 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

IMPAIRMENT OF LONG-LIVED ASSETS. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates, lease periods, deferred maintenance and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED RENT. We must estimate the uncollectibility of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for reserves against our deferred rent receivable for existing tenants with the potential of early termination, bankruptcy or ceasing operations. We charge or credit rental income for increases or decreases to our deferred rent reserves. Our estimates are based on our review of tenants' payment histories, the remaining lease term, whether or not the tenant is currently occupying our building, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

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

Rental revenue is affected if existing tenants terminate or amend their leases. We try to identify tenants who may be likely to declare bankruptcy, cease operations or are likely to seek a negotiated settlement of their obligation. By anticipating these events in advance, we expect to take steps to minimize their impact on our reported results of operations through lease renegotiations, reserves against deferred rent, and other appropriate measures. Our judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"), establishes accounting standards for recognizing profit or loss on sales of real estate. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

Lease termination fees are recognized as other income when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and when the tenant no longer has the right to occupy the property. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. We cannot predict or forecast the timing or amounts of future lease termination fees.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

As of September 30, 2005, through our controlling interests in the operating partnerships, we owned 108 properties totaling approximately 8.0 million rentable square feet compared to 109 properties totaling approximately 7.9 million rentable square feet owned by us as of September 30, 2004. This represents a net increase of approximately 1% in total rentable square footage, as we acquired one property consisting of approximately 203,800 rentable square feet and disposed of two properties consisting of approximately 103,350 rentable square feet during the first quarter of 2005.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended September 30, 2005, rental revenue from real estate decreased by approximately ($4.8) million, or 16.3%, from $29.5 million for the three months ended September 30, 2004 to $24.7 million for the same period of 2005. For the nine months ended September 30, 2005, rental revenue from real estate decreased by approximately ($14.5) million, or 16.0%, from $90.5 million for the nine months ended September 30, 2004 to $76.0 million for the nine months ended September 30, 2005. Rental revenue includes approximately $0.5 million in amortization for the three months ended September 30, 2005 and 2004 and approximately $1.4 million in amortization for the nine months ended
September 30, 2005 and 2004 for the amortization of the above-market lease intangible asset pursuant to SFAS No. 141. The decline in rental revenue was primarily a result of the lower rental rate under the new Microsoft blend and extend lease, which was signed in the first quarter of 2005 and accounted for over half the decline. Other factors contributing to the decline in rental revenue were lower rental rates on new leases and renewals and the loss of several tenants due to their bankruptcy, relocation or cessation of operations since September 30, 2004, all of which resulted from current adverse market conditions. Our occupancy rate at September 30, 2005 was approximately 67.5%, compared to approximately 69.0% at September 30, 2004. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley, our occupancy rate may drop further if the 72,000 rentable square feet scheduled to expire during the remainder of 2005 is not renewed or re-leased.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of September 30, 2005, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MSW, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2005, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.29 million compared to equity in earnings of $0.34 million for the same period in 2004. Our equity in earnings from this unconsolidated joint venture declined in the third quarter of 2005 due to lower rents received as a result of lower occupancy rate. For the nine-month periods ended September 30, 2005 and 2004, equity in earnings from the unconsolidated joint venture was approximately $0.68 million and $1.56 million, respectively. The decline in equity in earnings from unconsolidated joint venture for the nine-month period ended September 30, 2005 resulted from the write-offs of leasing commission and tenant improvements for a tenant that terminated its lease agreement in December 2004 as well as lower rents received from the properties of this joint venture. The occupancy rate for the properties owned by this joint venture year to date through September 30, 2005 was approximately 78.7% compared to 100% at September 30, 2004.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income remained relatively the same at approximately $0.4 million for the three months ended September 30, 2005 compared to the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, other income was $3.0 million and $5.4 million, respectively. Other income was higher for the period ended September 30, 2004 because we realized higher lease termination fee and tenant bankruptcy settlement income in 2004. We do not consider those transactions to be recurring items.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the third quarter of 2005 increased by approximately $0.5 million, or 10.4%, from $4.8 million to $5.3 million for the three months ended September 30, 2004 and 2005, respectively, due primarily to higher assessments of our property value and increase in utility usage. Tenant reimbursements increased by approximately $0.3 million, or 8.1%, from $3.7 million for the three months ended September 30, 2004 to $4.0 million for the three months ended September 30, 2005 due to tenant direct billing of operating expenses during the third quarter of 2005. Property operating expenses and real estate taxes decreased by approximately ($1.1) million, or 7.2%, from $15.2 million to $14.1 million for the nine months ended September 30, 2004 and 2005, respectively, due to lower operating expenses from lower occupancy of our properties, the disposition of two properties during the first quarter of 2005 and property tax refunds totaling approximately $0.7 million in 2005 and $0.09 million in 2004. Tenant reimbursements decreased by approximately ($0.4) million, or 3.4%, from $11.6 million for the nine months ended September 30, 2004 to $11.2 million for the nine months ended September 30, 2005. The decrease in tenant reimbursements for the nine months ended September 30, 2005 as compared to the same period in 2004 was due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. General and administrative expenses remained relatively the same at approximately $0.4 million for the three months ended September 30, 2004 and 2005. For the nine months ended September 30, 2004 and 2005, general and administrative expenses decreased by approximately ($0.1) million, or 6.3%, from $1.6 million to $1.5 million, respectively. General and administrative expenses for the nine months ended September 30, 2004 included additional legal and accounting expenses in connection with the resignation of PricewaterhouseCoopers LLP, our former independent accountants, and the need to re-audit consolidated financial statements for years 2001 and 2002 and audit 2003 results during the second quarter of 2004, which did not recur in 2005.

Real estate depreciation and amortization expense remained the same at $5.3 million for the three months ended September 30, 2004 and 2005. Depreciation and amortization expense of real estate decreased by approximately ($0.2) million, or 1.2%, from $16.2 million to $16.0 million for the nine months ended September 30, 2004 and 2005, respectively. The decrease for the nine months ended
September 30, 2005 compared to the same period in 2004 was attributable, primarily, to the disposition of two properties during the first quarter of 2005 and a fully amortized in-place lease intangible asset in the second quarter of 2005.

Interest expense increased by approximately $1.0 million, or 22.2%, from $4.5 million for the three months ended September 30, 2004 to $5.5 million for the three months ended September 30, 2005. Interest expense (related parties) decreased by approximately ($27,000), or 10.5%, from $256,000 for the three months ended September 30, 2004 to $229,000 for the three months ended September 30, 2005 due to a lower balance on the Berg Group line of credit in 2005. Total debt outstanding, including amounts due related parties, increased by approximately $36.6 million, or 11.0%, from $333.4 million as of September 30, 2004 to $370.0 million as of September 30, 2005. Overall interest expense, including amounts paid to related parties, for the quarter ended September 30, 2005 increased by approximately $1.0 million compared to the same quarter a year ago principally due to new debt and the substitution of new debt at slightly higher rates for borrowings under the Berg Group line of credit.

Interest expense increased by approximately $3.0 million, or 23.1%, from $13.0 million for the nine months ended September 30, 2004 to $16.0 million for the nine months ended September 30, 2005. The increase in interest expense resulted principally from losses of approximately $0.8 million taken from a cash flow interest rate derivative, higher interest rates on variable rate debt, and two new fixed rate secured mortgage loans of $25.8 million and $125 million from Allianz Life Insurance Company ("Allianz Loan I" & "Allianz Loan II") obtained in early April 2005 and July 2005, respectively, which primarily paid off lower interest rate debt. Interest expense (related parties) increased by approximately $19,000, or 2.5%, from $760,000 for the nine months ended September 30, 2004 to $779,000 for the nine months ended September 30, 2005 due to higher interest rates.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three and nine months ended September 30, 2005 and 2004.

                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 2005             2004             2005             2004
                                                              --------------------------------------------------------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Gain on disposition of property                       $1,345           $   -           $1,408             $   -
         (Loss) attributable to discontinued operations           (77)           (122)            (551)             (179)
         Minority interest in (loss)/earnings attributable
            to discontinued operations                           (990)            103             (650)              161
                                                              -----------     ------------     ------------     ------------
         Income/(loss) from discontinued operations            $  278           ($ 19)          $  207             ($ 18)
                                                              ===========     ============     ============     ============

In accordance with our adoption of SFAS No. 144, in the first quarter of 2005 we sold and classified as discontinued operations two properties consisting of 103,350 rentable square feet and recorded a gain of $63,000, of which $14,000 and $49,000 were attributable to common stockholders and minority interests, respectively. In the third quarter of 2005, we classified one property as an asset held for sale and discontinued operations because we have committed to an action to sell the property, the property has a buyer and is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such property), the sale is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

In accordance with SFAS No. 66, in the third quarter of 2005 we received the remaining balance owed on one of the properties disposed of in the first quarter of 2005 and recorded the remaining gain of approximately $1.3 million, of which $0.3 million and $1.0 million were attributable to common stockholders and minority interests, respectively.

The income/(loss) to common stockholders and minority interests attributable to discontinued operations from these three properties for the three months ended September 30, 2005 and 2004 was approximately $278,000 and $990,000, respectively, and ($19,000) and ($103,000), respectively. The income/(loss) to common stockholders and minority interests attributable to discontinued operations from these three properties for the nine months ended September 30, 2005 and 2004 was approximately $207,000 and $650,000, respectively, and ($18,000) and ($161,000), respectively.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTEREST
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 82% and 83% as of September 30, 2005 and 2004, respectively.

Net income to common stockholders decreased by approximately ($0.7) million, or 21.9%, from $3.2 million for the three months ended September 30, 2004 to $2.5 million for the same period in 2005. The minority interest portion of income decreased by approximately ($4.0) million, or 25.8%, from $15.5 million for the three months ended September 30, 2004 to $11.5 million for the three months ended September 30, 2005. For the nine months ended September 30, 2005 and 2004, the minority interest portion of income was approximately $35.8 million and $51.6 million, respectively, resulting in net income to common stockholders of approximately $7.6 million and $10.5 million, respectively. The decline in net income for both common stockholders and minority interests was primarily due to lower rental revenue, the realization of higher termination fee and settlement income in 2004, increases in interest expense and higher non-reimbursable operating expenses from vacant properties.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the nine months ended September 30, 2005 resulted from the disposition of two R&D properties and acquisition of one R&D property. In addition, total stockholders' equity increased from the exchange of O.P. units for common stock and stock option exercises.

At September 30, 2005, total investments in properties had a net decrease of approximately ($5.2) million from December 31, 2004 due to two property dispositions and one asset held for sale reclassification, which was partially offset by one property acquisition. During the first nine months of 2005, we acquired one vacant R&D property representing approximately 203,800 rentable square feet located in the Silicon Valley. The purchase price for this property was approximately $14.0 million. We also disposed of two R&D properties consisting of approximately 103,350 rentable square feet for a total sales price of approximately $12.8 million. One of the disposed properties was classified as an asset held for sale at December 31, 2004 for $8.2 million. In the third quarter of 2005, we classified one R&D property consisting of 239,000 rentable square feet as asset held for sale. That property was sold in October 2005 for approximately $15.1 million. A gain of approximately $0.8 million will be recognized on this property in the fourth quarter of 2005.

Total stockholders' equity, net, increased by approximately $1.5 million from December 31, 2004 as we obtained additional capital from the exchange of O.P. units for shares of our common stock and stock option exercises, while incurring a deficit of approximately ($1.2) million due to dividends declared in excess of net income for the period. During the first nine months of 2005, four limited partners exchanged 215,500 O.P. units for 215,500 shares of our common stock under the Exchange Rights Agreement among us and the limited partners in the operating partnerships. In addition, stock options to purchase 55,000 shares of common stock were exercised. The newly issued shares increased additional paid in capital by approximately $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a continued decline in operating cash flows from our operating property portfolio in 2005 as compared to 2004. The reduction in cash flows reflects the overall reduced demand for R&D space, lower rental rates for new and renewed leases, and an increase in vacant properties in 2005. In addition, if we are unable to lease a significant portion of the approximately 72,000 rentable square feet scheduled to expire during the remainder of 2005 or an equivalent amount of our currently available space of approximately 2.5 million rentable square feet, our operating cash flows may be affected adversely. With the expectation of lower revenues for the remainder of 2005, we expect the properties' net operating income to continue to show year over year declines when compared to 2004. As noted above, we expect cash flows from operating activities to continue to show declines primarily driven by the general downturn in the Silicon Valley's economy in recent years, the softening of the Company's market specifically, and the expected weaker performance of our properties. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Cupertino National Bank ("CNB"). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2005. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on a line of credit with CNB. We expect our total interest expense to increase as interest rates rise and through new financing activities. In the remainder of 2005, we will be obligated to make payments totaling approximately $2.5 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

DISTRIBUTIONS
On October 6, 2005, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of September 30, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. For the remainder of 2005, we expect to maintain our current quarterly dividend payment rate to common shareholders and O.P. unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
At September 30, 2005, we had total indebtedness of $370.0 million, including $359.9 million of fixed rate mortgage debt and $10.1 million under the Berg Group mortgage note (related parties), as detailed in the table below. In July 2005, the Citicorp USA and Washington Mutual loans were paid off in their entirety from proceeds received from the Allianz Loan II. Proceeds from the Allianz Loan II were also used to pay down balances on the CNB and Berg Group lines of credit. The CNB loan contains certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2005, we were in compliance with these loan covenants.

On April 6, 2005, we obtained a $25.8 million secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan I") that bears a fixed interest rate at 5.56% and originally matures in 15 years with principal payments amortized over 20 years. The mortgage loan is secured by one property. We paid approximately $251,000 in loan fees and financing costs, which are being amortized over the 20 year amended loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit. On July 26, 2005, in connection with the Allianz Loan II, we entered into a "Loan Modification Agreement" with Allianz, which extended the amortization period and maturity date of the Allianz Loan I from April 10, 2020 to August 10, 2025.

On July 26, 2005, we obtained a $125 million secured mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan II"). The Allianz Loan II matures on August 10, 2025, and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of one or more of the properties that secure the loan. This loan bears a fixed interest rate of 5.22% and principal payments are amortized over 20 years. The loan can be prepaid subject to certain yield maintenance provisions and is assumable with the payment of an assumption fee. The mortgage loan is secured by eight properties. We paid approximately $0.8 million in loan fees and financing costs, which will be amortized over the 20 year loan period. The proceeds were used primarily to repay the Citicorp loan, retire the Washington Mutual loan, reduce the balance of the CNB and Berg Group lines of credit, and for other working capital needs. The Allianz Loans I and II now contain cross-default provisions.

On July 22, 2005, we entered into a "Change in Terms Agreement" with Cupertino National Bank, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40 million to $9 million.

On October 26, 2005, the Independent Directors Committee of the Board of Directors of the Company approved the termination of the $20 million line of credit agreement between the Company and the Berg Group (as defined in the Company's previously filed periodic reports), effective October 31, 2005. The Berg Group line of credit was originally scheduled to mature in March 2006. Based on existing cash reserves and credit facilities, we have determined that we no longer foresee a need for the Berg Group line of credit. There are no borrowings currently outstanding under the Berg Group line of credit. We will not incur any fees or charges for terminating the Berg Group line of credit.

The following table sets forth information regarding debt outstanding as of September 30, 2005:

                                                                                                              Maturity    Interest
             Debt Description                           Collateral Properties                  Balance          Date        Rate
-------------------------------------------------- --------------------------------------  ----------------  ----------- -----------
                                                                                        (dollars in thousands)
Line of Credit:
Berg Group (related parties)                       2033-2043 Samaritan Drive, San Jose, CA     $      -           3/06        (1)
                                                   2133 Samaritan Drive, San Jose, CA      ----------------
                                                   2233-2243 Samaritan Drive, San Jose, CA
                                                   1310-1450 McCandless Drive, Milpitas, CA
                                                   1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank                            Not Applicable                                     -          11/06        (4)
                                                                                           ----------------

Mortgage Notes Payable (related parties):          5300 & 5350 Hellyer Avenue, San  Jose, CA    10,146            6/10       7.65%
                                                                                           ----------------
Mortgage Notes Payable (2):
Prudential Insurance Company of America (3)        10300 Bubb Road, Cupertino, CA               117,841          10/08       6.56%
                                                   10500 N. De Anza Blvd, Cupertino, CA
                                                   4050 Starboard Drive, Fremont, CA
                                                   45700 Northport Loop, Fremont, CA
                                                   45738 Northport Loop, Fremont, CA
                                                   450 National Avenue, Mountain View, CA
                                                   6311 San Ignacio Avenue, San Jose, CA
                                                   6321 San Ignacio Avenue, San Jose, CA
                                                   6325 San Ignacio Avenue, San Jose, CA
                                                   6331 San Ignacio Avenue, San Jose, CA
                                                   6341 San Ignacio Avenue, San Jose, CA
                                                   6351 San Ignacio Avenue, San Jose, CA
                                                   3236 Scott Boulevard, Santa Clara, CA
                                                   3560 Bassett Street, Santa Clara, CA
                                                   3570 Bassett Street, Santa Clara, CA
                                                   3580 Bassett Street, Santa Clara, CA
                                                   1135 Kern Avenue, Sunnyvale, CA
                                                   1212 Bordeaux Lane, Sunnyvale, CA
                                                   1230 E. Arques, Sunnyvale, CA
                                                   1250 E. Arques, Sunnyvale, CA
                                                   1170 Morse Avenue, Sunnyvale, CA
                                                   1600 Memorex Drive, Santa Clara, CA
                                                   1688 Richard Avenue, Santa Clara, CA
                                                   1700 Richard Avenue, Santa Clara, CA
                                                   3540 Bassett Street, Santa Clara, CA
                                                   3542 Bassett Street, Santa Clara, CA
                                                   3544 Bassett Street, Santa Clara, CA
                                                   3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (5)     1750 Automation Parkway, San Jose, CA         92,198           1/13      5.64%
                                                   1756 Automation Parkway, San Jose, CA
                                                   1762 Automation Parkway, San Jose, CA
                                                   6320 San Ignacio Avenue, San Jose, CA
                                                   6540-6541 Via Del Oro, San Jose, CA
                                                   6385-6387 San Ignacio Avenue, San Jose, CA
                                                   2251 Lawson Lane, Santa Clara, CA
                                                   1325 McCandless Drive, Milpitas, CA
                                                   1650-1690 McCandless Drive, Milpitas, CA
                                                   20605-20705 Valley Green Dr., Cupertino, CA

Allianz Life Insurance Co. (Allianz Loan I)(6)     5900 Optical Court, San Jose, CA              25,446           8/25       5.56%

Allianz Life Insurance Co. (Allianz Loan II)(6)    5325-5345 Hellyer Avenue, San Jose, CA       124,406           8/25       5.22%
                                                   1768 Automation Parkway, San Jose, CA
                                                   2880 Scott Boulevard, Santa Clara, CA
                                                   2890 Scott Boulevard, Santa Clara, CA
                                                   2800 Scott Boulevard, Santa Clara, CA
                                                   20400 Mariani Avenue, Cupertino, CA
                                                   10450-10460 Bubb Road, Cupertino, CA
                                                                                           ----------------
Mortgage Notes Payable Subtotal                                                                 359,891
                                                                                           ----------------
TOTAL                                                                                          $370,037
                                                                                           ================


(1) The Berg Group line of credit was terminated by agreement effective October 31, 2005.
(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% at September 30, 2005.
(3) The Prudential Insurance loan is payable in monthly installments of $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(4) Interest rate equal to LIBOR plus 2%. The Cupertino National Bank line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth, debt service coverage ratio and combined average daily cash balances with the bank, and a maximum loan to value ratio. As of September 30, 2005, the Company was in compliance with these loan covenants.
(5) The Northwestern loan is payable in monthly installments of $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(6) The Allianz loans are payable in monthly installments of $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2005, the Company was in compliance with these loan covenants.

At September 30, 2005, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $10.04 per share on September 30, 2005) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 26.1%. On September 30, 2005, the last trading day for the quarter, total market capitalization was approximately $1.4 billion.

At September 30, 2005, the outstanding balance remaining under certain notes that we owed to the operating partnerships was $1.7 million. The due date of these notes has been extended to September 30, 2006. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Net cash provided by operating activities for the nine months ended September 30, 2005 was $58.7 million compared to $82.4 million for the same period in 2004. The decline resulted primarily from the decrease in rental revenue from our current portfolio of property and reduction in tenant expense reimbursements due to tenant lease obligation defaults, tenant re-locations, decrease in occupancy and lower rent renewal rates during the last three months of 2004 and the first nine months of 2005. The decline in cash flow from operating activities was also caused by payments of leasing commissions (included in other assets) which amounted to approximately $4.0 million, including approximately $2.9 million with respect to the modification and extension of our lease with Microsoft.

Net cash used in investing activities was approximately ($2.6) million and ($0.4) million for the nine months ended September 30, 2005 and 2004, respectively. Cash used in investing activities during the nine months ended September 30, 2005 related principally to the acquisition of the property at 5521 Hellyer Avenue for $14.2 million and the disposition of two existing properties for a total of $12.4 million. We partially financed one of the sales with a note receivable for approximately $4.1 million, which was fully paid in the third quarter of 2005. Capital expenditures relating to real estate improvements were approximately $0.9 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Net cash used in financing activities was ($17.2) million for the nine months ended September 30, 2005 compared to ($84.5) million for the nine months ended September 30, 2004. During the first nine months of 2005, we received $150.8 million from two new mortgage loans, received $0.5 million from stock option exercises, used $117.8 million to pay outstanding debt, and paid $42.0 million for minority interest distributions and $8.7 million for dividends to common stockholders. During the same period in 2004, we used $9.9 million to repay outstanding debt, drew an additional $2.5 million from the Cupertino National Bank line of credit, deposited $1.5 million for an appeals bond, received $0.2 million from stock option exercises and paid $62.8 million to minority interests for distributions and $13.0 million to common stockholders for dividends.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. unit holders, computed in accordance with GAAP, plus non-recurring events other than "extraordinary items" under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of the Company's operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about the Company's financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

FFO for the three and nine months ended September 30, 2005 and 2004, as reconciled to net income to common stockholders, are summarized in the following tables:

                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                                    2005                   2004                   2005                   2004
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders                $ 2,451                $ 3,173               $ 7,554                $10,491
Add:
 Minority interests (1)                           11,414                 15,377                35,441                 51,228
 Depreciation & amortization of real estate (2)    6,008                  5,969                18,390                 18,619
Less:
 Gain on sale of asset                            (1,345)                     -                (1,408)                     -
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $18,528                $24,519               $59,977                $80,338
                                             ==================     ==================     ==================     ==================

(1) The minority interest for third parties totaling $127 and $111 for the three months ended September 30, 2005 and 2004, respectively, and $382 and $368 for the nine months ended September 30, 2005 and 2004, respectively, was deducted from total minority interest in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling $210 and $218 for the three months ended September 30, 2005 and 2004, respectively, and $774 and 655 for the nine months ended September 30, 2005 and 2004, respectively. Also includes amortization of leasing commissions of $453 and $322 for the three months ended September 30, 2005 and 2004, respectively, and $1,295 and $1,320 for the nine months ended September 30, 2005 and 2004, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's consolidated statements of operations.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion No. 25 ("APB No. 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. SFAS No. 123R will be effective for public companies starting with the first interim period commencing after June 15, 2005. On April 14, 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123R until the beginning of the next fiscal year that begins after December 15, 2005. We will adopt the requirements of SFAS No. 123R beginning 2006. We expect that the adoption of this standard will reduce our net income and earnings per share; however, it will have no impact on cash flow. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2005. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For variable rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2005 will be paid upon maturity. There was no variable rate debt at September 30, 2005.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2005 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                      Three
                                      Months             Year Ending December 31,
                                    Remaining  ----------------------------------------------
                                       2005        2006        2007       2008        2009     Thereafter     Total     Fair Value
                                    -----------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Variable Rate Debt:
  Secured and unsecured debt              -            -           -           -           -           -            -           -
  Weighted average interest rate          -            -           -           -           -           -            -           -
Fixed Rate Debt:
  Secured notes payable              $2,504      $10,427     $11,046    $121,623      $9,598    $214,839     $370,037    $467,602
  Weighted average interest rate      5.84%        5.84%       5.84%       5.84%       5.84%       5.84%

The primary market risks we face are interest rate fluctuations. Principal amounts outstanding under the Berg Group line of credit and the CNB line of credit, which are tied to a LIBOR based interest rate, were $0.00, of the total $370.0 million of outstanding debt as of September 30, 2005. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at September 30, 2005.

As of September 30, 2005, we had no interest rate risk since there was no variable rate debt outstanding.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part 1 "Item 1. - Financial Statements - Note 7 - Commitments and Contingencies."


ITEM 6.  EXHIBITS

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


                                     Mission West Properties, Inc.
                                     (Registrant)


Date: November 9, 2005               By:    /s/ Carl E. Berg
                                        ----------------------------------------
                                        Carl E. Berg
                                        Chief Executive Officer


Date: November 9, 2005               By:    /s/ Wayne N. Pham
                                        ----------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                        Authorized Officer)