Form 10-Q/A
period 2005-09-30
MISSION WEST PROPERTIES INC
filed 2005-11-09
CIK 1067419

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings as of September 30. 2005.

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