Form 10-K
period 2005-12-31
MISSION WEST PROPERTIES INC
filed 2006-03-16
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________ to______________

                           Commission File No. 1-8383

                          MISSION WEST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

            Maryland                                    95-2635431
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

   10050 Bandley Drive, Cupertino, CA                      95014
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (408) 725-0700
                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
Common Stock, $.001 par value per share        American Stock Exchange
                                                Pacific Exchange, Inc.

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of June 30, 2005, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $188,071,337 based on the closing price as reported on the American Stock Exchange.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at February 28, 2006
---------------------------------------       ----------------------------------
Common Stock, $.001 par value per share               18,448,791 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement to be delivered to stockholders in connection with the Registrant's 2006 Annual Meeting of Stockholders to be held on May 17, 2006 are incorporated by reference into Part III of this Form 10-K. The Registrant intends to file its proxy statement within 120 days after its fiscal year end.

                           FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include our discussion of "Quantitative and Qualitative Disclosures about Market Risks" in Item 7A below. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of Real Estate Investment Trusts ("REITs")), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg Land Holdings Option Agreement is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. See Part I, Item 1A, Risk Factors.

                          MISSION WEST PROPERTIES, INC.
                          2005 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I                                                                     PAGE NO.
                                                                                                                --------
Item 1.           Business                                                                                          1
Item 1A.          Risk Factors                                                                                      9
Item 1B.          Unresolved Staff Comments                                                                        15
Item 2.           Properties                                                                                       16
Item 3.           Legal Proceedings                                                                                21
Item 4.           Submission of Matters to a Vote of Security Holders                                              21

                                                           PART II
Item 5.           Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
                  Purchases of Equity Securities                                                                   22
Item 6.           Selected Financial Data                                                                          23
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations            25
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                                       42
Item 8.           Consolidated Financial Statements and Supplementary Data                                         43
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             79
Item 9A.          Controls and Procedures                                                                          79
Item 9B.          Other Information                                                                                80

                                                          PART III
Item 10.          Directors and Executive Officers of the Registrant                                               81
Item 11.          Executive Compensation                                                                           81
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters                                                                                          81
Item 13.          Certain Relationships and Related Transactions                                                   81
Item 14.          Principal Accountant Fees and Services                                                           81

                                                           PART IV
Item 15.          Exhibits and Financial Statement Schedules                                                       82
                  Signatures                                                                                       83
                  Rule 13a-14(a) Certifications                                                                    97
                  Section 1350 Certifications                                                                     100

PART I

ITEM 1. BUSINESS

     ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages research and development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2005, we owned and managed 107 properties totaling approximately 7.8 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are six tenants who individually lease in excess of 300,000 rentable square feet from us:
     Microsoft Corporation, Apple Computer, Inc., Fujitsu America (a subsidiary of Fujitsu Limited), JDS Uniphase Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation) and Ciena Corporation. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust ("REIT") since fiscal 1999.

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

     Carl E. Berg, the Company's Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for more than 35 years, most recently through Berg & Berg Enterprises ("Berg & Berg"). In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the board of directors of numerous information technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of information technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in the information technology industry provide a significant benefit to the Company.

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

     ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

     We anticipate that most of our growth, if any, in rentable square footage in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or to be developed in the future by the Berg Group. The Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 74 additional acres of land currently controlled by the Berg Group, which could support approximately 1.2 million square feet of new developments. Nevertheless, at this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group for several years because of the current market conditions in the Silicon Valley.

     In light of the overcapacity in the Silicon Valley R&D properties market, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with large scale residential development activities. Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition under the Berg Land Holdings Option Agreement.

     In April 2005, the Berg Group disclosed the receipt of an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California that is subject to the Berg Land Holdings Option Agreement with us. The prospective purchaser has disclosed its intention to develop "for sale" industrial type buildings. In light of the overcapacity in the Silicon Valley R&D properties market and our current inventory of available buildings for lease in this submarket, the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, authorized removal of this approximately 10-acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with acquiring undeveloped land for future development. In the event this parcel of land is not sold to this prospective purchaser, the parcel would not be deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition by the Company, under the Berg Land Holdings Option Agreement.

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

     As of December 31, 2005, we had acquired 20 leased R&D properties totaling approximately 1,992,000 rentable square feet under this agreement at a cost of approximately $205.2 million, for which we issued 7,933,849 O.P. Units and assumed debt of approximately $118 million. The principal terms of the agreement include the following:

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

                                                                      Approximate Rentable Area
         Available Land:                           Net Acres                (Square Feet)
         ----------------------------------- ----------------------- -----------------------------
         Piercy & Hellyer                               20                      327,000
         Morgan Hill (1)                                18                      288,025
         King Ranch                                     12                      207,000
         Fremont & Cushing                              24                      387,000
                                             ----------------------- -----------------------------
                       Total                            74                    1,209,025
                                             ======================= =============================

     (1) This land is owned by the TBI joint ventures partnership. We expect to own an approximate 50% interest in the partnership through one of our operating partnerships. The property will be operated and managed by the other joint venture partner in the entity.

     Although we expect to acquire new properties or joint ventures available to us under the terms of the Berg Land Holdings Option Agreement, subsequent to the approval by the Independent Directors Committee of our Board of Directors, there can be no assurance that we actually will consummate any of the intended transactions. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds from Operation ("FFO") or available cash for distribution. See Item 1A, "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders."

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

     FOCUS ON SINGLE TENANT SILICON VALLEY R&D Properties

     We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has historically contributed to the relatively low turnover and higher occupancy rates on our properties. We believe that the relatively small number of tenants (72) leasing our properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

     RECENT RENTAL MARKET DEVELOPMENTS AND THEIR IMPACT ON OUR BUSINESS

     All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly during 2001 through 2005 after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by NAI BT Commercial Real Estate, vacancy rates for Silicon Valley R&D property decreased from approximately 22.4% in late 2004 to 19.6% at the end of 2005. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2005 amounted to 30.3 million square feet, of which 22.9%, or 6.9 million square feet, was sublease space. Total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2004 amounted to approximately (0.3) million square feet. For the year 2005, there was total positive net absorption of approximately 3.6 million square feet as local economic conditions improved, but the overall R&D property market did not recover. Average asking market rent per square foot was $0.88 at year-end for 2005 and 2004, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The impact of vacancies has not been uniform throughout the area, however. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. In addition, the time to complete the marketing and lease up of vacant space has increased from an average of several months to as much as an average of 18 to 36 months as a result of the over-supply of R&D properties in the market.

     For the years ended December 31, 2005 and 2004, average occupancy in our portfolio was 67.9% and 71.7%, respectively. Prior to the first quarter of 2002, we had achieved historical average occupancy levels of above 98% since 1999. We believe that maintaining average occupancy levels above 98% will not be sustainable given the current economic environment, as evidenced by our occupancy level of 66.7% at December 31, 2005.

     Despite our strategic focus on single tenant properties and leases, in order to meet market conditions, we have been, and expect to continue leasing less than the entire premises of some of our R&D properties to a single tenant from time to time. Leasing our R&D properties, which generally have been built for single tenant occupancy, to multiple tenants can increase our leasing costs and operating expenses and reduce the profitability of our leasing activities.

     Although we scrutinize each prospective tenant's creditworthiness and continually evaluate the financial capacity of both our prospective and existing tenants, a downturn in tenants' businesses may weaken tenants' financial conditions and could result in defaults under their lease obligations. We believe that the average 2006 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents. In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. Leases representing approximately 523,000 rentable square feet, or 9% of our 2006 cash rent, are scheduled to expire during 2006. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; or if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be adversely affected.

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

     EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

     Under the Exchange Rights Agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to this Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

     The shares of our common stock issuable in exchange for the O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the Pending Projects Acquisition Agreement were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to this Item 1A, "Risk Factors - Shares eligible for future sale could affect the market price of our stock." The Exchange Rights Agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement. We are obligated to effect no more than two such registrations in any 12-month period. We are obligated to assist the O.P. Unit holders in obtaining a firm commitment underwriting agreement for such resale from a qualified investment-banking firm. If registration on Form S-3, or an equivalent form, is not available for any reason, we will be obligated to effect a registration of the shares to be acquired on exercise of the exchange rights on Form S-11, or an equivalent form, in an underwritten public offering, upon demand by the holders of no fewer than 500,000 O.P. Units. All holders of O.P. Units will be entitled to participate in such registration. We will bear all costs of such registrations other than selling expenses, including commissions and separate counsels' fees of the O.P. Unit holders. We will not be required to affect any registration for resale on Form S-3, or equivalent form of common stock shares issuable to the holder of O.P. Units if the request is for less than 250,000 shares.

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

     The operating partnership agreements provide that, upon the exercise of an outstanding option under the 2004 Equity Incentive Plan (including options granted originally under the 1997 Stock Option Plan), we may purchase additional general partner interests in the operating partnerships by contributing the exercise proceeds to the operating partnerships. Our increased interest shall be equal to the percentage of outstanding shares of common stock and O.P. Units on an as-converted basis represented by the shares acquired upon exercise of the option.

     TERM

     The operating partnerships will continue in full force and effect until December 31, 2048 or until sooner dissolved pursuant to the terms of the operating partnership agreements.

     EMPLOYEES

     As of February 28, 2006, we employed five people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

     FACILITIES

     We lease office space at 10050 Bandley Drive, Cupertino, California from Berg & Berg Enterprises, Inc. and share clerical staff and other overhead on what we consider to be favorable terms. The total monthly rent payable by us to Berg & Berg Enterprises, Inc. is $7,520.

ITEM 1A. RISK FACTORS

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

     SPECIAL BOARD VOTING PROVISIONS
     Our governing corporate documents, which are our articles of amendment and restatement, or charter, and our bylaws, provide substantial control rights for the Berg Group. The Berg Group's control of our corporation means that the value and returns from an investment in the Company's common stock are subject to the Berg Group's exercise of its rights. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to our charter and bylaws and any merger, consolidation or sale of all or substantially all of our assets. In addition, our bylaws provide that a quorum necessary to hold a valid meeting of the Board of Directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a Fully Diluted basis. Also, directors representing more than 75% of the entire Board of Directors must approve other significant transactions, such as incurring debt above certain amounts and conducting business other than through the operating partnerships. Without the approval of Mr. Berg or his designee, the Board of Directors' approval that we may need for actions that might result in a sale of your stock at a premium or raising additional capital when needed could be difficult or impossible to obtain.

     BOARD OF DIRECTORS REPRESENTATION
     The Berg Group members have the right to designate two of the director nominees submitted by our Board of Directors to stockholders for election, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock calculated on a Fully Diluted basis. If the Fully Diluted ownership of the Berg Group members and their affiliates, other than us and the operating partnerships, is less than 15% but is at least 10% of the common stock, the Berg Group members have the right to designate one of the director nominees submitted by our Board of Directors to stockholders for election. Its right to designate director nominees affords the Berg Group substantial control and influence over the management and direction of our corporation. The Berg Group's interests could conflict with the interests of our stockholders and could adversely affect the price of our common stock.

     SUBSTANTIAL OWNERSHIP INTEREST
     The Berg Group currently owns O.P. Units representing approximately 74.1% of the equity interests in the operating partnerships and approximately 74.1% of our equity interests on a Fully Diluted basis. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

     LIMITED PARTNER APPROVAL RIGHTS
     Mr. Berg and other limited partners, including other members of the Berg Group, may restrict our operations and activities through rights provided under the terms of the amended and restated agreement of limited partnership which governs each of the operating partnerships and our legal relationship to each operating partnership as its general partner. Matters requiring approval of the holders of a majority of the O.P. Units, which necessarily would include the Berg Group, include the following:

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

     EXCLUDED PROPERTIES
     With our prior knowledge, the Berg Group retained two R&D properties in Scotts Valley, Santa Cruz County, California, in which the operating partnerships and we have no ownership interest. Efforts of the Berg Group to lease these other properties could interfere with similar efforts on our behalf.

     BERG LAND HOLDINGS
     The Berg Group owns several parcels of unimproved land in the Silicon Valley that the operating partnerships and we have the right to acquire under the terms of the Berg Land Holdings Option Agreement. We have agreed to pay an amount based on pre-negotiated terms for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-trading-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the Independent Directors Committee, these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders. The Independent Directors Committee recently authorized the removal of a 160-acre site from the Berg Land Holdings Option Agreement if the Berg Group is able to obtain residential development zoning for any portion of this land. The Independent Directors Committee determined that this site is not likely to be of future development interest to us, and so the Berg Group is now able to pursue its own residential development opportunities for this site. Any portions of such site that are rezoned as residential will no longer be subject to the Berg Land Holdings Option Agreement and will not provide any future benefit to us.

     TAX CONSEQUENCES OF SALE OF PROPERTIES
     Because many of our properties have unrealized taxable gain, a sale of those properties could create adverse income tax consequences for the limited partners of the operating partnerships. We have agreed with Carl E. Berg, Clyde J. Berg and John Kontrabecki, a limited partner in two of the operating partnerships, that prior to December 29, 2008, each of them may prevent us and the operating partnerships from selling or transferring any of the properties that were acquired from them in our July 1998 UPREIT acquisition if the proposed sale or other transfer will be a taxable transaction. As a result, our opportunities to sell these properties may be limited. If we need to sell any of these properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders or for other working capital purposes, we may be unable to do so. These restrictions could harm our business and cause our stock price to fall.

     TERMS OF TRANSFERS: ENFORCEMENT OF AGREEMENT OF LIMITED PARTNERSHIP
     The terms of the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement, the partnership agreement of each operating partnership and other material agreements through which we have acquired our interests in the operating partnerships and the properties formerly controlled by the Berg Group were not determined through arm's-length negotiations and could be less favorable to us than those obtained from an unrelated party. In addition, Mr. Berg and representatives of the Berg Group sitting on our Board of Directors may be subject to conflicts of interests with respect to their obligations as our directors to enforce the terms of the partnership agreement of each operating partnership when such terms conflict with their personal interests. The terms of our charter and bylaws also were not determined through arm's-length negotiations. Some of these terms, including representations and warranties applicable to acquired properties, are not as favorable as those that we would have sought through arm's-length negotiations with unrelated parties. As a result, an investment in our common stock may involve risks not found in businesses in which the terms of material agreements have been negotiated at arm's length.

     RELATED PARTY DEBT
     On October 26, 2005, the  Independent  Directors  Committee of the Board of
     Directors approved the termination of the $20 million line of credit agreement between the Company and the Berg Group effective October 31, 2005. The Berg Group line of credit was originally scheduled to mature in March 2006. There are no borrowings currently outstanding under the Berg Group line of credit. We did not incur any fees or charges for terminating the Berg Group line of credit. We are liable under a mortgage loan of $10.1 million due June 2010 that we assumed in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

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

     AN  INVESTMENT  IN  OUR  STOCK   INVOLVES  RISKS  RELATED  TO  REAL  ESTATE
     INVESTMENTS THAT COULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO FALL.

     RENTAL INCOME VARIES
     Real property investments are subject to varying degrees of risk. Investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation, which our properties generate, as well as our related expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our income and ability to make distributions to our stockholders will be adversely affected. Income from our properties may also be adversely affected by general economic conditions, local economic conditions such as oversupply of commercial real estate, the attractiveness of our properties to tenants and prospective tenants, competition from other available rental property, our ability to provide adequate maintenance and insurance, the cost of tenant improvements, leasing commissions and tenant inducements and the potential of increased operating costs, including real estate taxes.

     EXPENDITURES FOR PROPERTY OWNERSHIP ARE FIXED
     Income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws, including real estate, zoning and tax laws, interest rate levels and the availability of financing. Various significant expenditures associated with an investment in real estate, such as mortgage payments, real estate taxes and maintenance expenses, generally are not reduced when circumstances cause a reduction in revenue from the investment. Thus, our operating results and our cash flow may decline materially if our rental income is reduced.

     ILLIQUIDITY
     Real estate investments are relatively illiquid, which limits our ability to restructure our portfolio in response to changes in economic or other conditions.

     GEOGRAPHIC CONCENTRATION
     All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as the "Silicon Valley." The Silicon Valley economy has weakened during the past few years, and future increases in values and rents for our properties depend to a significant extent on a strong recovery of this region's economy.

     LOSS OF KEY TENANTS
     Single tenants, many of whom are large, publicly traded information technology companies, occupy most of our properties. We may lose tenants when existing leases expire because it may be difficult to re-lease the same property due to substantial overcapacity of R&D properties in the Silicon Valley at present. Losing a key tenant could adversely affect our operating results and our ability to make distributions to stockholders if we are unable to obtain replacement tenants promptly.

     Moreover, to retain key tenants upon the expiration of existing leases we may need to reduce rents, which also could adversely affect our operating results and ability to make distributions.

     TENANT BANKRUPTCIES
     Key tenants could seek the protection of the bankruptcy laws, which could result in the rejection and termination of their leases, thereby causing a reduction in our rental income. Under the bankruptcy laws, these tenants may have the right to reject their leases with us and our claim for rent will be limited to the greater of one year or 15% of the total amount owing under the leases upon default, but not to exceed three years of the remaining term of the lease following the earlier of the petition filing date or the date on which we gained repossession of the property, as well as any rent that was unpaid on the earlier of those dates.

     OUR SUBSTANTIAL INDEBTEDNESS
     Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. For example, under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $100 million outstanding could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of common stock of the Company held by the members of the Berg Group. We have no reason to expect such a sale or transfer in the foreseeable future, but the members of the Berg Group have no obligation to us to refrain from any such sale or other transfer. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire Board of Directors. Our Board of Directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

     ENVIRONMENTAL CLEAN-UP LIABILITIES
     Our properties may expose us to liabilities under applicable environmental and health and safety laws. If these liabilities are material, our financial condition and ability to pay cash distributions may be affected adversely, which would cause our stock price to fall.

     UNINSURED LOSSES
     We may sustain uninsured losses with respect to some of our properties. If these losses are material, our financial condition, our operating results and our ability to make distributions to our stockholders may be affected adversely.

     EARTHQUAKE DAMAGES ARE UNINSURED
     All of our properties are located in areas that are subject to earthquake activity. Our insurance policies do not cover damage caused by seismic activity although they do cover losses from fires after an earthquake. We generally do not consider such insurance coverage to be economical. If an earthquake occurs and results in substantial damage to our properties, we could lose our investment in those properties, which loss could have a material adverse effect on our financial condition, our operating results and our ability to make distributions to our stockholders.

     OUR REAL ESTATE ASSETS MAY BE SUBJECT TO IMPAIRMENT CHARGES.

     We continually evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset's net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow, the estimated holding period of such assets, the lease up period when properties are vacant and future rental income require the judgment of management. Actual results could be different than our estimates.

     In 2004, we recorded an impairment charge to reflect the decline in value of one of our R&D properties held for sale as of the year end. For further discussion of this charge please refer to Part II, Item 8, "Consolidated Financial Statements and Supplementary Data - Note 16, Real Estate Held for Sale and Discontinued Operations." There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. As of the years ended December 31, 2005 and 2004, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company's results of operations and funds from operations in the period in which the charge is taken.

     FAILURE TO SATISFY FEDERAL INCOME TAX REQUIREMENTS FOR REITS COULD REDUCE OUR DISTRIBUTIONS, REDUCE OUR INCOME AND CAUSE OUR STOCK PRICE TO FALL.

     FAILURE TO QUALIFY AS A REIT
     Although we currently operate in a manner designed to enable us to qualify and maintain our REIT status, it is possible that economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our Board of Directors either to refrain from making the REIT election or to revoke that election once made. To maintain REIT status, we must meet certain tests for income, assets, distributions to stockholders, ownership interests, and other significant conditions. If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain provisions of the tax laws, we would be disqualified from treatment as a REIT for the four taxable years following the year in which our qualification was lost. As a result, funds available for distributions to our stockholders would be reduced for each of the years involved and, in addition, we would no longer be required to make distributions to our stockholders.

     REIT DISTRIBUTION REQUIREMENTS
     To maintain REIT status, we must distribute as a dividend to our stockholders at least 90% of our otherwise taxable income, after certain adjustments, with respect to each tax year. We also may be subject to a 4% non-deductible excise tax in the event our distributions to stockholders fail to meet certain other requirements. Failure to comply with these requirements could result in our income being subject to tax at regular corporate rates and could cause us to be liable for the excise tax.

     OWNERSHIP LIMIT NECESSARY TO MAINTAIN REIT QUALIFICATION
     As a REIT, the federal tax laws restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less. Our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. In addition, as permitted by our charter, our Board of Directors has authorized an exception to two other stockholders that permits them to collectively own, directly or indirectly, up to 18.5% of our common stock on an aggregate basis, subject to the terms of an ownership limit exemption agreement. In general, our charter prohibits the transfer of shares that result in a loss of our REIT qualification and provides that any such transfer or any other transfer that causes a stockholder to exceed the ownership limit will result in the shares being automatically transferred to a trust for the benefit of a charitable beneficiary. Accordingly, in the event that either the Berg Group or the two stockholders increase their stock ownership in our corporation, a stockholder who acquires shares of our common stock, even though his, her or its aggregate ownership may be less than 9%, may be required to transfer a portion of that stockholder's shares to such a trust in order to preserve our status as a REIT.

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

     Our Board of Directors will determine the amount and timing of distributions by the operating partnerships and of distributions to our stockholders. Our Board of Directors will consider many factors prior to making any distributions, including the following:

     -    the amount of cash available for distribution;
     -    our financial condition;
     -    whether to reinvest funds rather than to distribute such funds;
     -    our committed and projected capital expenditures;
     - the amount of cash required for new property acquisitions, including acquisitions under our existing agreements with the Berg Group;
     -    the amount of our annual debt service requirements;
     - the annual distribution requirements under the REIT provisions of the federal income tax laws;
     -    our projected rental rates and revenues;
     - prospects of tenant renewals and re-leases of properties subject to expiring leases;
     -    cash required for re-leasing activities; and

     -    such other factors s our Board of Directors deems relevant.

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

     OUR OBLIGATION TO PURCHASE TENDERED O.P. UNITS COULD REDUCE OUR CASH DISTRIBUTIONS.

     Each of the limited partners of the operating partnerships, other than Carl
     E. Berg and Clyde J. Berg, has the annual right to cause the operating partnerships to purchase the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the ten-trading-day period immediately preceding the date of tender. Upon a limited partner's exercise of any such right, we will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights became exercisable on December 29, 1999, and are available once during a 12-month period. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the operating partnerships or we will be entitled, but not required, to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million. Thus, we might repurchase O.P. Units for a total purchase price of more than $1 million in one year. The exercise of these put rights may reduce the amount of cash that we have available to distribute to our stockholders and could cause our stock price to fall.

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

     SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

     We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2005, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, may also be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

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

     LEASING

     The current leases for the properties have terms ranging from one to 15 years. Most of the leases provide for fixed periodic rental increases. Substantially all of the leases are triple-net leases pursuant to which the tenant is required to pay substantially all of the operating expenses of the property, property taxes and insurance, including all maintenance and repairs, and excluding only certain structural repairs to the building shell. Most of the leases contain renewal options that allow the tenant to extend the lease based on adjustments to then prevailing market rates, or based on fixed rental adjustments, which may be at or below market rates.

     PROPERTY PORTFOLIO

     All of our properties are R&D/office type properties. Generally, these properties are one- to two-story buildings of tilt-up concrete construction, have on average 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from approximately 4,500 to 211,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants' requirements with the use of movable dividers.

     The following table sets forth certain information relating to our properties as of December 31, 2005:


                                                                                                                Major
                                                            Percentage                                         Tenants'      2005
                                                  Total      Occupied    Average                               Rentable     Annual
                                        No. of   Rentable     as of        2005                               Sq. Ft. at  Base Rents
         Location                     Properties  Sq. Ft. Dec. 31, 2005 Occupancy   Major Tenants              12/31/05      (1)
         ---------------------------------------------------------------------------------------------------------------------------
         5300-5350 Hellyer Avenue (2)     2      160,000     100%          100%     Tyco Electronics Corp.      160,000   $3,518,068

         10401-10411 Bubb Road (2)        1       20,330      78%          96%      Aeroflex, Inc.               15,830      292,322

         45365 Northport Loop West        1       64,218      0%           13%      Vacant                            -      155,770

         45700 Northport Loop East        1       47,570      0%            0%      Vacant                            -            -

         45738 Northport Loop West        1       44,256     100%          100%     Quicksil, Inc.               44,256      444,946

         4050 Starboard Drive             1       52,232     100%          100%     Flash Electronics, Inc.      52,232      724,453

         3501 W. Warren Avenue &          1       67,864      52%          52%      ASM Nutool, Inc.             35,340      691,719
         46600 Fremont Blvd.

                                                                                                                Major
                                                            Percentage                                         Tenants'      2005
                                                  Total      Occupied    Average                               Rentable     Annual
                                        No. of   Rentable     as of        2005                               Sq. Ft. at  Base Rents
         Location                     Properties  Sq. Ft. Dec. 31, 2005 Occupancy   Major Tenants              12/31/05      (1)
         ---------------------------------------------------------------------------------------------------------------------------
         48800 Milmont Drive              1       53,000      0%            0%      Vacant                            -            -

         4750 Patrick Henry Drive         1       65,780      0%           18%      Vacant                            -      102,200

         Triangle Technology Park (2)     7      416,927      59%          57%      Intevac Corporation         129,583    4,822,895
                                                                                    Xicom Technology, Inc.       47,480
                                                                                    LSA - Cleanpart              28,300
                                                                                    IXYS Technologies, Inc.      19,600
                                                                                    Solid Data                   19,535

         5850-5870 Hellyer Avenue         1      109,715      7%            7%      Silver Creek Valley Church    7,675      131,547

         5750 Hellyer Avenue              1       73,312      0%            0%      Vacant                            -            -

         5500-5550 Hellyer Avenue         2      196,534      23%          23%      ACT Electronics, Inc.        46,120      588,030

         5400 Hellyer Avenue              1       77,184      43%          66%      Tasman Networks, Inc.        32,902      423,413

         5325-5345 Hellyer Ave.           2      256,500     100%          100%     Celestica Asia, Inc.        256,500    5,091,192

         5905-5965 Silver Creek           4      346,000     100%          100%     CIENA Corporation           346,000    9,356,838

         855 Embedded Way                 1       67,912     100%          100%     Lynuxworks, Inc.             67,912    1,597,182

         1065-1105 La Avenida Street      5      515,700     100%          100%     Microsoft Corporation       515,700   10,089,304

         1750 Automation Parkway          1       80,641     100%          100%     JDS Uniphase Corporation     80,641    1,305,251

         1756 Automation Parkway (6)      1       80,640     100%          100%     JDS Uniphase Corporation     80,640    2,056,716

         1762 Automation Parkway (6)      1       61,100     100%          100%     JDS Uniphase Corporation     61,100    2,371,664

         1768 Automation Parkway (6)      1      110,592     100%          100%     JDS Uniphase Corporation    110,592    3,536,328

         255 Caspian Drive                1      119,756     100%          25%      Equinix Operating Co., Inc. 119,756      592,792

         245 Caspian Drive (3)            1            -      0%            0%      Vacant                            -            -

         5970 Optical Court               1      128,520     100%          100%     Photon Dynamics, Inc.       128,520    1,787,124

         5900 Optical Court               1      165,000     100%          100%     Stryker Endoscopy           165,000    3,329,256

         2630 Orchard Parkway             1       60,633      0%           48%      Vacant                            -      173,277

         2610 Orchard Parkway             1       54,093      0%            0%      Vacant                            -            -

         55 West Trimble Road             1       91,722      0%            0%      Vacant                            -            -

         2001 Walsh Avenue                1       80,000     100%          100%     NEC Electronics America, Inc 80,000      766,666

         2880 Scott Boulevard             1      200,000     100%          100%     NEC Electronics America, Inc200,000    3,265,512

         2890 Scott Boulevard             1       75,000     100%          100%     NEC Electronics America, Inc.75,000    2,263,895

         2800 Scott Boulevard             1       99,800     100%          94%      Nvidia Corporation           99,800    1,008,490

         2300 Central Expressway          1       46,338     100%          100%     JDS Uniphase Corporation     46,338    3,332,022

         2220 Central Expressway          1       62,522      0%           33%      BRE/San Tomas LLC            62,522      333,333

         2330 Central Expressway          1       62,522      0%            0%      Vacant                            -            -

         2251 Lawson Lane (6)             1      125,000     100%          100%     Fujitsu IT Holdings, Inc.   125,000    1,264,768

         1230 East Arques                 1       60,000     100%          100%     Fujitsu IT Holdings, Inc.    60,000      327,069

         1250 East Arques                 4      200,000     100%          100%     Fujitsu IT Holdings, Inc.   200,000      869,311

         3120 Scott Blvd. (4)             -            -       -            -       -                                 -        1,080

                                                                                                                Major
                                                            Percentage                                         Tenants'      2005
                                                  Total      Occupied    Average                               Rentable     Annual
                                        No. of   Rentable     as of        2005                               Sq. Ft. at  Base Rents
         Location                     Properties  Sq. Ft. Dec. 31, 2005 Occupancy   Major Tenants              12/31/05      (1)
         ---------------------------------------------------------------------------------------------------------------------------
         20400 Mariani Avenue             1      105,000     100%          82%      Dade Behring, Inc.           62,323    1,633,219
                                                                                    Apple Computer, Inc.         42,677

         10500 De Anza Blvd.              1      211,000     100%          100%     Apple Computer, Inc.        211,000    5,206,608

         20605-705 Valley Green Dr.       2      142,000     100%          100%     Apple Computer, Inc.        142,000    3,254,084

         10300 Bubb Road                  1       23,400     100%          100%     Apple Computer, Inc.         23,400      252,720

         10440 Bubb Road                  1       19,500     100%          100%     Lightmaster Systems, Inc.    10,573      234,930

         10460 Bubb Road                  1       45,460      94%          81%      Luminous Networks, Inc.(5)   30,460      573,406
                                                                                    Blue Lane Technologies, Inc. 12,197

         1135 Kern Avenue                 1       18,300      0%            4%      Vacant                            -        7,502

         450 National Avenue              1       36,100      0%           25%      Vacant                            -      319,371

         3301 Olcott Street               1       64,500      0%            0%      Vacant                            -            -

         2800 Bayview Avenue              1       59,736      0%            0%      Vacant                            -            -

         5521 Hellyer Avenue              1      203,800      0%            0%      Vacant                            -            -

         6850 Santa Teresa Blvd.          1       30,000      59%          59%      Indala Corporation           17,650      192,391

         6810 Santa Teresa Blvd.          1       54,996      13%          21%      Silicon Valley Real Estate    7,281      200,143

         140-160 Great Oaks Blvd. &       2      105,300      54%          74%      Amtech Microelectronics, Inc 31,500    1,217,272
         6781 Via Del Oro                                                           Santa Clara Water District   25,429

         6540-6541 Via Del Oro &          2       66,600      35%          64%      Modutek Corporation          17,400      640,629
         6385-6387 San Ignacio Ave.

         6311-6351 San Ignacio Ave.       5      362,767      46%          44%      Saint Gobain                 95,953    2,591,541
                                                                                    Avnet, Inc.                  32,154
                                                                                    Teledex, LLC                 30,000

         6320-6360 San Ignacio Ave.(6)    1      157,292      71%          71 %     Nortel Networks Corp.        92,692    3,689,281
                                                                                    Quantum 3D, Inc.             19,600

         75 East Trimble Road &           2      170,810      59%          90%      Comerica Bank                93,984    2,136,958
         2610 North First Street

         2033-2243 Samaritan Drive        3      235,122      28%          28%      Texas Instruments, Inc.      48,677    3,154,294
                                                                                    South Seas Enterprise        12,000

         1170 Morse Avenue                1       39,231     100%          100%     The Parkinson's Institute    39,231      541,392

         3236 Scott Blvd.                 1       54,672     100%          100%     Celeritek, Inc.              54,672      628,050

         1212 Bordeaux Lane               1       71,800      0%           33%      Vacant                            -      528,210

         McCandless Technology Park       14     705,958      49%          47%      Arrow Electronics, Inc.      92,862    5,762,474
                                                                                    Chartered Semiconductor Mfg. 45,312
                                                                                    ST Assembly Test Serv., Inc. 33,984
                                                                                    Hermes Microvision, Inc.     25,285
                                                                                    A&D Engineering, Inc         19,332

         1600 Memorex Drive               1      107,500     100%          100%     Sasco Electric               84,700      849,686
                                                                                    International Network Serv.  22,800

         1688 Richard Avenue              1       52,800     100%          100%     NWE Technology, Inc.         52,800      354,624

         1700 Richard Avenue              1       58,783     100%          100%     Broadwing Comm Services, Inc 58,783      755,359
                                        ----------------                                                                     -------

         TOTAL                          107    7,801,340      67%                                                       $101,338,577
                                       =================                                                                ============

     (1) Annual cash rents do not include any effect for recognition of rental income on the straight-line method of accounting required by generally accepted accounting principles in the United States of America under which contractual rent payment increases are recognized evenly over the lease term.
     (2)  Joint venture properties.
     (3) Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired during 2001.
     (4) This property was sold in 2005. It is included in this table for the sole purpose of presenting the annual cash rent received in 2005.
     (5) Luminous Networks terminated its lease obligations effective February 28, 2006.
     (6) JDS Uniphase, Fujitsu and Nortel Networks are currently in negotiation to terminate their lease obligations with us for the indicated properties. An additional 377,000 rentable square feet will be vacant in 2006 if we accept these lease terminations.

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

     LEASE EXPIRATIONS

     The following table sets forth a schedule of the lease expirations for the properties beginning with 2006, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 2,416,353 rentable square feet that was vacant as of January 1, 2006.

                            Number of                                                           Percentage of Total Annual
           Year of Lease     Leases      Rentable Square Footage      2006 Annual Base Rent      Base Rent Represented By
            Expiration      Expiring   Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
         --------------------------------------------------------------------------------------------------------------------
               2006            19                523,173                 $ 9,185,419                         9.2%

               2007            18              1,026,814                  21,277,637                        21.3%

               2008            12                395,112                   3,951,054                         4.0%

               2009            15                611,141                   9,192,654                         9.2%

               2010             8                481,267                   8,709,139                         8.7%

               2011             3                696,484                  15,089,192                        15.1%

               2012             5                430,617                   8,622,735                         8.7%

               2013             1                125,044                     543,941                         0.6%

               2014             4                771,323                  16,759,694                        16.8%

               2015             2                204,256                   4,021,913                         4.0%

            Thereafter          1                 98,500                   2,389,132                         2.4%
                           --------------------------------------------------------------------------------------------------
                               88              5,363,731                 $99,742,510                        100%
                           ==================================================================================================

     (1) The base rent for expiring leases is based on scheduled 2006 cash rent, which is different than annual rent determined in accordance with GAAP.
     (2)  Based upon 2006 cash rent as discussed in Note (1)
     (3) JDS Uniphase, Fujitsu and Nortel Networks are currently in negotiation to terminate certain lease obligations with us. An additional 377,000 rentable square feet will be vacant in 2006 if we accept these lease terminations. Also includes Luminous rent, a tenant who terminated its lease obligations in early 2006.

     If we are unable to lease a significant portion of the available space or space scheduled to expire in 2006 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be adversely affected.

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

ITEM 3. LEGAL PROCEEDINGS

     Neither the operating partnerships, the properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, the properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business. We do not expect any of such proceedings to have a material adverse effect on our cash flows, financial condition or results of operations. We are currently involved in the following legal proceedings which we believe the ultimate outcome, will have no material adverse effect on our financial statements.

     REPUBLIC PROPERTIES CORPORATION ("RPC") V. MISSION WEST PROPERTIES, L.P. ("MWP"), IN THE CIRCUIT COURT OF MARYLAND FOR BALTIMORE CITY CASE NO. 24-C-00-005675. RPC is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004 the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of $933,548 to the RPC plaintiffs, which must be paid by us or MWP. The court denied all requests by MWP, including a declaration that all of RPC's interests in Heller L.P. were validly converted to limited partnership interests and transferred to MWP or its designee in accordance with the terms of the Hellyer L.P. partnership agreement. The court also denied RPC's request for an injunction ordering the reinstatement of RPC's partnership interests in Hellyer L.P. We have appealed the decision to the Maryland Appeals Court. We do not believe that any further court decisions in this case, for or against us and MWP, will have a material adverse effect on our business. We have a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP which exceeds the amount of the damages awarded to the RPC parties and would be used to pay for those damages in the event the decision of the Circuit Court is upheld ultimately. Furthermore, we have never accounted for the 50% interest of RPC as our asset and if RPC is deemed to have retained that interest or reacquires that interest our balance sheet and financial condition would not be impacted. Although to date, we have consolidated the assets, liabilities and operating results of the Hellyer LP and allocated 50% of the operating income to the minority interest holder. In February 2001, we filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case. In July
     2004, RPC attached our bank account for approximately $1.1 million. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara, the parties agreed that we will post a $1.5 million bond and RPC will remove the attachment of our bank account until final resolution of the appeal in Maryland. On February 4, 2005, the Maryland Appeals Court heard our appeal. On March 1, 2005, the Maryland Appeals Court ruled in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction in the RPC suit. In April 2005, the decision of the Maryland Appeals Court became final, and MWP obtained a court order for the release of a $1,551 bond, which it posted to remove an attachment order issued to RPC. In April 2005, RPC submitted a motion to the Superior Court of the State of California effectively asking the court to prevent MWP from dismissing the previously dismissed California suit. In July 2005, the Maryland Supreme Court agreed to hear an appeal filed by RPC. In December 2005, the Maryland Supreme Court heard the appeal filed by RPC. The Maryland Supreme Court has not rendered its decision.

     In January 2004, the GLOBAL CROSSING ESTATE REPRESENTATIVE, FOR ITSELF AND THE LIQUIDATING TRUSTEE OF THE GLOBAL CROSSING LIQUIDATING TRUST V. MISSION WEST PROPERTIES L.P. filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of $815,052 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were preference payments. In addition, the Global debtors and the Creditors' Committee filed an objection to the unsecured claim filed by Mission West Properties in the Global cases for $16,710,605. We have engaged legal counsel to defend ourselves in this claim and intend to vigorously contest the matter. On February 9, 2005, the Court held a hearing to consider the objection filed with respect to Mission West Properties' claim. In April 2005, we filed a motion for summary judgment in the United States Bankruptcy Court Southern District of New York requesting the Court to dismiss the preference claim. The motion for summary judgment was denied. Discovery continues by both parties and no trial date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange, Inc. and trades under the symbol "MSW." The high and low closing sale prices per share of common stock as reported on AMEX during each quarter of 2005 and 2004 were as follows:

                                                     2005                              2004
                                         -----------------------------     -----------------------------
                                             High            Low               High            Low
                                         -------------   -------------     -------------   -------------
                1st Quarter                 $11.19          $10.04            $14.00          $12.81
                2nd Quarter                 $10.53          $ 9.50            $13.44          $11.40
                3rd Quarter                 $11.00          $10.02            $12.14          $ 9.95
                4th Quarter                 $10.26          $ 9.71            $10.95          $ 9.51

     On February 28, 2006, there were 191 registered holders of the Company's common stock. We declared and paid dividends in each quarter of 2005 and 2004. We expect to pay quarterly dividends during 2006. The following tables show information for quarterly dividends for 2005 and 2004.

                                                              2005
                                         -----------------------------------------------
                                                           Payment            Dividend
                                          Record Date        Date            Per Share
                                         -------------   -------------     -------------
                1st Quarter                03/31/05        04/07/05           $0.16
                2nd Quarter                06/30/05        07/07/05            0.16
                3rd Quarter                09/30/05        10/06/05            0.16
                4th Quarter                12/31/05        01/05/06            0.16
                                                                           -------------
                   Total                                                      $0.64
                                                                           =============

                                                              2004
                                         -----------------------------------------------
                                                           Payment           Dividend
                                          Record Date        Date            Per Share
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
                                                                           =============

     For federal income tax purposes, we have characterized 89% of the dividends declared in 2005 as taxable ordinary income and 11% as return of capital (unaudited). For 2004, we have characterized 98% of the dividends declared as taxable ordinary income and 2% as return of capital (unaudited).

     The closing price of our common stock on December 30, 2005, the last trading day, was $9.74 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information for Mission West Properties, Inc. See Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Background" for discussion of business combinations and property dispositions that materially affect the comparability of the selected financial data.

     Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8, "Consolidated Financial Statements and Supplementary Data,") and is as follows:

                                                                                   Years Ended December 31,
                                                           -------------------------------------------------------------------------
                                                               2005           2004            2003           2002           2001
                                                           -------------  --------------  -------------  -------------  ------------
                                                                         (dollars in thousands, except per share data)
         OPERATING DATA:
         Revenue:
             Rental revenue from real estate                $100,765       $119,339        $129,275       $127,675       $121,307
             Tenant reimbursements                            14,762         14,919          18,683         19,759         17,000
             Other income                                      4,606          6,913           4,525          4,246          2,462
                                                           -------------  --------------  -------------  -------------  ------------
         Total revenues                                      120,133        141,171         152,483        151,680        140,769
                                                           -------------  --------------  -------------  -------------  ------------

         Expenses:
             Property operating, maintenance and real
                estate taxes                                  19,478         20,046          20,866         23,370         18,007
             Interest                                         21,295         17,581          16,446          9,588          8,704
             Interest (related parties)                          972          1,077           1,064          3,422          4,709
             General and administrative                        1,910          2,011           1,324          1,488          1,284
             Depreciation and amortization of real estate     21,283         21,347          20,139         17,675         16,109
                                                           -------------  --------------  -------------  -------------  ------------
         Total expenses                                       64,938         62,062          59,839         55,543         48,813
                                                           -------------  --------------  -------------  -------------  ------------
         Income before gain on sales of assets, equity in
         earnings of unconsolidated joint venture and
         minority interests                                   55,195         79,109          92,644         96,137         91,956
             Gain on sales of assets                               -              -               -              -         11,453
             Equity in earnings of unconsolidated joint venture  724          2,947           3,885              -              -
             Minority interests                              (46,234)       (68,199)        (80,459)       (80,348)       (86,375)
                                                           -------------  --------------  -------------  -------------  ------------
             Income from continuing operations                 9,685         13,857          16,070         15,789         17,034
         Discontinued operations, net of minority interests:
             Gain from disposal of discontinued operations       445              -               -          1,018              -
             (Loss)/income attributable to discontinued
                operations (1)                                  (103)          (545)            142            308          1,052
                                                           -------------  --------------  -------------  -------------  ------------
             (Loss)/income from discontinued operations          342           (545)            142          1,326          1,052
                                                           -------------  --------------  -------------  -------------  ------------

         Net income to common stockholders                   $10,027        $13,312         $16,212        $17,115        $18,086
                                                           =============  ==============  =============  =============  ============
         Net income to minority interests                    $47,524        $66,100         $80,836        $86,641        $91,312
                                                           =============  ==============  =============  =============  ============

         Basic net income from continuing operations per share  $0.53         $0.77           $0.90          $0.90          $1.00
         Diluted net income from continuing operations per share$0.53         $0.77           $0.90          $0.88          $0.97

         Basic net income/(loss) from discontinued
            operations per share                                $0.02        ($0.03)          $0.01          $0.08          $0.06
         Diluted net income/(loss) from discontinued
            operations per share                                $0.02        ($0.03)          $0.01          $0.08          $0.06

         Basic net income per share                             $0.55         $0.74           $0.91          $0.98          $1.06
         Diluted net income per share                           $0.55         $0.74           $0.91          $0.96          $1.03
         Dividends per share                                    $0.64         $0.88           $0.96          $0.96          $0.89


         PROPERTY AND OTHER DATA:
         Total properties, end of period (2)                      107           109             109            101             97
         Total rentable square feet, end of period (000's)      7,780         7,917           7,917          7,164          6,799
         Average monthly rental revenue per square foot (3)     $1.58         $1.80           $1.77          $1.71          $1.59
         Occupancy at end of period                                67%           71%             77%            84%            97%

         FUNDS FROM OPERATIONS (4):                           $79,152      $103,320        $117,918       $118,444       $115,013
         Cash flows provided by operating activities          $21,898       $38,970         $36,104        $34,452        $40,521
         Cash flows used in investing activities              ($2,875)      ($1,519)      ($109,983)      ($20,744)       ($3,040)
         Cash flows provided by/(used) in financing activities$10,899      ($40,061)        $73,529       ($14,539)      ($36,862)

                                                                                         December 31,
                                                           -------------------------------------------------------------------------
                                                               2005            2004            2003           2002          2001
                                                           -------------  --------------  -------------  -------------  ------------
                                                                                    (dollars in thousands)
         BALANCE SHEET DATA:
         Real estate assets, net of accumulated depr. & amort.$  927,381      $  960,863     $  985,751       $886,122      $857,653
         Total assets                                          1,023,377       1,005,656      1,032,632        926,783       909,953
         Line of credit - related parties                              -           9,560          6,320         58,792        79,887
         Revolving line of credit                                      -          24,208         23,965         23,839             -
         Loan payable                                                  -               -              -         20,000             -
         Debt                                                    357,481         292,822        299,858        125,062       127,416
         Debt - related parties                                   10,051          10,420         10,762         11,078        11,371
         Total liabilities                                       407,680         380,355        394,324        289,817       286,768
         Minority interests                                      500,682         512,089        524,918        526,580       514,810
         Stockholders' equity                                   $115,015        $113,212       $113,390       $110,386      $108,375
         Common stock outstanding                             18,448,791      18,097,191     17,894,691     17,487,329    17,329,779
         O.P. Units issued and outstanding                    86,088,095      86,384,695     86,398,064     86,474,032    85,762,541

(1) Upon the implementation of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results is not comparable between years.
(2) As of December 31, 2005, 2004, 2003, 2002 and 2001, total properties include a property at 245 Caspian in Sunnyvale with no building. During 2001, the Company paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.
(3) Average monthly rental revenue per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.
(4) Funds from Operations ("FFO") is a non-GAAP financial instrument used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. We have revised our FFO computations for 2002 and 2001 for the inclusion of the amortization of leasing commissions in depreciation and amortization of real estate in order to be comparable to our 2005, 2004 and 2003 FFO presentation and to more closely conform to the NAREIT's FFO definition. Additionally, our 2005, 2004 and 2003 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO to be an appropriate supplemental measure of the Company's operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about the Company's financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO should not be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO. SEE PART II - ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FUNDS FROM OPERATIONS" FOR RECONCILIATION OF OUR FFO FIGURES TO OUR NET INCOME DETERMINED IN ACCORDANCE WITH GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES OF MISSION WEST PROPERTIES, INC. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN PART I -
     ITEM 1A, RISK FACTORS.

     OVERVIEW AND BACKGROUND

     Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties in a transaction completed on September 2, 1997. At that time the Berg Group and other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships through the purchase of the general partnership interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partnership interests represented the balance of the ownership of the operating partnerships. At December 31, 2005, we owned a 17.50% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

     We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 4.2 million rentable square feet of R&D buildings under the Pending Project Acquisition Agreement, the Berg Land Holdings Option Agreement, and from unrelated third parties. The total cost of these properties was approximately $633 million. We issued a total of 27,962,025 O.P. Units and assumed debt totaling approximately $308 million to acquire them. Major property acquisitions made by us from unrelated sellers include the following:

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

     REAL ESTATE ASSETS
     Real estate assets are stated at cost. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard ("SFAS") 66, "Accounting for Sales of Real Estate." The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

     BUSINESS COMBINATIONS
     Statement of financial Accounting Standards 141, "Business Combinations" ("SFAS 141"), was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commission with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market and above market in place leases, and the determination of their useful lives are guided by a combination SFAS 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

     IMPAIRMENT OF LONG-LIVED ASSETS
     We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. The analysis that we prepare in connection with determining if there may be any asset impairment loss under SFAS 144 considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%.
     Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. As discussed in Note 16 to the consolidated financial statements, we recognized an impairment loss in 2004 on one asset held for sale under the application of this standard.

     ALLOWANCE FOR DEFERRED RENT AND DOUBTFUL ACCOUNTS
     The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectability of our accounts receivable based on the evaluation of our tenants' financial position, analyses of accounts receivable and current economic trends. We also make estimates for a straight-line adjustment reserve for existing tenants with the potential of early termination, bankruptcy or ceasing operations. Our estimates are based on our review of tenants' payment histories, the remaining lease term, whether or not the tenant is currently occupying our building, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

     CONSOLIDATED JOINT VENTURES
     We, through an operating partnership, own three properties that are in joint ventures of which we have controlling interests. We manage and operate all three properties. The recognition of these properties and their operating results are 100% reflected on our consolidated financial statements, with appropriate allocation to minority interest, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our minority interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
     We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because the we do not exercise significant control over major operating and financial decisions. We account for the joint venture using the equity method of accounting.

     REVENUE RECOGNITION
     Rental revenue is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us. The difference between recognized rental income and rental cash receipts is recorded as Deferred Rent Receivable on the consolidated balance sheets.

     Rental revenue is affected if existing tenants terminate or amend their leases. We try to identify tenants who may be likely to declare bankruptcy, cease operations or are likely to seek a negotiated settlement of their obligation. By anticipating these events in advance, we expect to take steps to minimize their impact on our reported results of operations through lease renegotiations, reserves against deferred rent receivable, and other appropriate measures. Our judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

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

     RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 TO THE YEAR ENDED DECEMBER 31, 2004

     RENTAL REVENUE FROM CONTINUING PROPERTY OPERATIONS
     As of December 31, 2005 and 2004, through our controlling interests in the operating partnerships, we owned 107 and 109 R&D properties totaling approximately 7.8 and 7.9 million rentable square feet, respectively. We sold three vacant R&D properties and acquired one vacant R&D property during 2005.

     The following table depicts the amounts of rental revenue from continuing operations for the years ended December 31, 2005 and 2004 represented by our historical properties and the percentage of the total decrease in rental revenue over the period that is represented by each group of properties. We did not acquire any new properties in 2004.

                                                    December 31,
                                          ----------------------------------
                                              2005                2004             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Same Property                       $100,765            $119,339          ($18,574)             (15.6%)

     For the year ended December 31, 2005, our rental revenue from real estate decreased by ($18.6) million, or (15.6%). Pursuant to SFAS 141, $1.9 million of amortization expense with respect to above-market leases included in the San Tomas Technology Park acquisition was offset against rental revenue and not separately stated as amortization expense for the years ended December 31, 2005 and 2004. The ($18.6) million decrease in rental revenue resulted from current adverse market conditions as "Same Property" rents decreased, as our portfolio occupancy rate decreased by (4.0%) and market rental rates decreased. The lower rental rate from the new Microsoft blend and extend lease, which accounted for more than half the decline, and the loss of several tenants due to cessation of operations, tenant relocation or tenant requiring lesser space since December 31, 2004 represented the balance of the decline.

     Our overall occupancy rate at December 31, 2005 and 2004 was approximately 66.7% and 70.7%, respectively. According to NAI BT Commercial Real Estate, the occupancy rate for R&D property in the Silicon Valley at December 31, 2005 was approximately 80.4%. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley bidding for tenants, our occupancy rate may drop further in 2006 if the 523,000 rentable square feet scheduled to expire is notrenewed or re-leased. Factors that contributed to our low occupancy rate were primarily the general downturn in the Silicon Valley's economy in recent years, the softening of our market specifically and the expected weaker performance of our properties. We are also currently negotiating with three tenants, JDS Uniphase, Fujitsu and Nortel Networks, for early termination of leases on approximately 470,000 rentable square feet. If these leases are terminated, our occupancy rate will decline further.

     EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
     As of December 31, 2005, we had investments in four R&D buildings, totaling 593,000 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2005 and 2004, equity in earnings from the unconsolidated joint venture was approximately $0.7 million and $2.9 million (including $1.0 million relating to lease termination income), respectively. Our equity in earnings from this unconsolidated joint venture declined primarily due to the early termination of a tenant lease agreement in September 2004 as well as lower rents received from the properties of this joint venture. The occupancy rate for the properties owned by this joint venture at December 31, 2005 and 2004 was approximately 78.7%.

     OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS
     The following table depicts the amounts of other income from continuing operations for the years ended December 31, 2005 and 2004.

                                                    December 31,
                                          ----------------------------------
                                              2005                2004             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Other income                         $4,606              $6,913            ($2,307)             (33.4%)

     Other income of approximately $4.6 million for the year ended December 31, 2005 included approximately $2.4 million from termination fees, $0.1 million from tenant bankruptcy settlements, $0.9 million from management fee income, $0.5 million from interest income and $0.5 from security deposit forfeitures. Other income of approximately $6.9 million for the year ended December 31, 2004 included approximately $4.3 million from termination fees, $1.2 million from tenant bankruptcy settlements and $1.2 million from management fee income. Management fee is paid by the tenant to the landlord for the administration and supervision of the property. We do not consider termination fees and prior tenant bankruptcy settlements to be recurring items.

     EXPENSES FROM CONTINUING PROPERTY OPERATIONS
     The following table reflects the amounts of property operating and maintenance expenses and real estate taxes from continuing operations for the years ended December 31, 2005 and 2004 and the percentage of total decrease in expenses over the period that is represented by the same property.

                                                    December 31,
                                          ----------------------------------
                                               2005                2004            $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Same Property                       $19,478             $20,046             ($568)              (2.8%)

     Operating expenses and real estate taxes from continuing operations, on a combined basis, decreased by ($0.5) million, or (2.8%), and tenant reimbursements from continuing operations decreased by ($0.1) million, or (1.1%), primarily as a result of refunds of real estate taxes in the amount of approximately $0.7 million from property tax appeals that we filed under California's Proposition 8 and lower occupancy during the periods presented. Total operating expenses and real estate taxes exceeded tenant reimbursements because of vacancies, which reached approximately 2.6 million rentable square feet by year-end 2005. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. We expect tenant reimbursements to decrease further in the coming year as our vacancy rate increases. At December 31, 2005 our vacancy rate was 33%.

     General and administrative expenses decreased by approximately ($0.1) million, or (5.0%), from $2.0 million for the year ended December 31, 2004 to $1.9 million for the year ended December 31, 2005.

     The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2005 and 2004.


                                                    December 31,
                                          ----------------------------------
                                              2005                2004             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                               (dollars in thousands)
         Depreciation & amortization         $21,283             $21,347              ($64)              (0.3%)

     Depreciation and amortization expense of real estate from continuing operations decreased by ($64,000), or (0.3%), primarily due to the disposition of three R&D properties, one R&D property acquisition and a fully amortized in-place lease intangible asset in the second quarter of 2005.

     The following table depicts the amounts of interest expense from operations for the years ended December 31, 2005 and 2004.

                                                    December 31,
                                          ----------------------------------
                                               2005                2004             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Interest                            $21,295             $17,581             $3,714               21.1%
         Interest (related parties)              972               1,077              (105)              (9.7%)
                                          --------------      --------------     --------------
              Total                          $22,267             $18,658             $3,609               19.3%
                                          ==============      ==============     ==============

     Interest expense increased by $3.7 million, or 21.1%, primarily from additional debt that we incurred under two new collateralized mortgage loans totaling $150.8 million obtained from Allianz Life Insurance Company of North America in 2005 and from a cash flow interest rate derivative loss of approximately ($0.8) million. Interest expense (related parties) decreased by ($0.1) million, or (9.7%), because we paid off the Berg Group line of credit during 2005 and terminating it effective October 31, 2005.

     NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
     The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2005 and 2004.


                                                         December 31,
                                             -------------------------------------
                                                                                                                % Change by
                                                  2005                  2004               $ Change                Group
                                             ----------------      ---------------      ----------------      ----------------
                                                               (dollars in thousands)
         Net income to stockholders               $10,027              $13,312            ($  3,285)               (24.7%)
         Net income to minority interests          47,524               66,100              (18,576)               (28.1%)
                                             ----------------      ---------------      ----------------
              Total                               $57,551              $79,412             ($21,861)               (27.5%)
                                             ================      ===============      ================

     As  of  December  31,  2005  and  2004,  we  owned  a  controlling  general partnership  interest  of 17.81%,  21.68%,  16.18%  and 12.41% and  17.16%,
     21.63%, 16.14% and 12.38% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 17.50% and 17.26% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2005 and 2004, respectively. Net income to common stockholders in 2005 decreased by ($3.3) million, or (24.7%), from the year ended December 31, 2004. Our net income attributable to minority interests in 2005 decreased by ($18.6) million, or (28.1%), from the year ended December 31, 2004. The decrease in net income attributable to common stockholders and minority interests is primarily due to lower income from operations as a result of the decrease in revenues and increase in interest expense as discussed above. Minority interest represents the limited partners' ownership interest of 82.50% and 82.74% in the operating partnerships, on a weighted average basis, as of December 31, 2005 and 2004, respectively. The decrease in the minority interest ownership percentage resulted from the issuance of additional shares of common stock from the exchange of O.P. Units for common stock by minority interest holders and the exercise of stock options.

     INCOME/(LOSS) FROM DISCONTINUED OPERATIONS
     The following table depicts the amounts of income/(loss) from discontinued operations for the years ended December 31, 2005 and 2004.

                                                                                               December 31,
                                                                       -------------------------------------------------------------
                                                                                    2005                             2004
                                                                       -----------------------------     ---------------------------
                                                                                          (dollars in thousands)
         Income/(loss) attributable to discontinued operations                    $1,632                            ($2,644)
         Minority interest in earnings attributable to discontinued operations    (1,290)                             2,099
                                                                       -----------------------------     ---------------------------
         Total income/(loss) from discontinued operations                          $ 342                            ($  545)
                                                                       =============================     ===========================

     In accordance with our adoption of SFAS 144, in 2005 we sold three R&D properties consisting of approximately 342,000 rentable square feet and classified the net gains on sale and operating results of the disposed properties as discontinued operations. SFAS 144 requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

     We recognized total income of $1.6 million from discontinued operations, of which $0.3 million and $1.3 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2005. For the year ended December 31, 2004, we recognized total loss from discontinued operations of ($2.6) million. The loss to common stockholders and minority interests attributable to discontinued operation from these properties in 2004 was approximately ($0.5) million and ($2.1) million, respectively. In 2004, an impairment charge of approximately ($2.2) million was recorded for an asset held for sale to reduce the carrying value of the asset to its fair value, less selling costs.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003

     RENTAL REVENUE FROM CONTINUING PROPERTY OPERATIONS
     As of December 31, 2004 and 2003, through our controlling interests in the operating partnerships, we owned 109 R&D properties totaling approximately
     7.9 million rentable square feet. We did not purchase any new properties in 2004.

     The following table depicts the amounts of rental revenue from continuing operations for the years ended December 31, 2004 and 2003 represented by our historical properties and the properties acquired in each such year and the percentage of the total decrease in rental revenue over the period that is represented by each group of properties.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by     % of Total Net
                                              2004                 2003            $ Change          Property Group      Change
                                          --------------      --------------     --------------      --------------   --------------
                                                          (dollars in thousands)
         Same Property (1)                  $107,667            $121,175          ($13,508)              (11.1%)          (10.5%)
         2003 Acquisitions (2)                11,672               8,100             3,572                44.1%             2.8%
                                          --------------      --------------     --------------                       --------------
              Total/Overall                 $119,339            $129,275          ($ 9,936)               (7.7%)           (7.7%)
                                          ==============      ==============     ==============                       ==============

     (1) "Same Property" is defined as properties owned by us prior to 2003 that we still owned as of December 31, 2004.
     (2) Operating rental revenue for 2003 Acquisitions do not reflect a full 12 months of operations in 2003 because these properties were acquired at various times during 2003. 2004 and 2003 amounts include approximately $1.9 million and $1.4 million, respectively, of above market rent amortization against rental revenue from real estate in connection with the implementation of SFAS 141.

     For the year ended December 31, 2004, our rental revenue from real estate decreased by ($10.0) million, or (7.7%), from the year ended December 31, 2003. Pursuant to SFAS 141, $1.9 million and $1.4 million of amortization expense with respect to above-market leases included in the San Tomas Technology Park acquisition was offset against rental revenue and not separately stated as amortization expense for the years ended December 31, 2004 and 2003, respectively. The ($10.0) million decrease in rental revenue resulted from adverse market conditions as "Same Property" rents decreased by ($13.5) since our portfolio occupancy rate decreased by (6.6%) as a result of the loss of several tenants due to cessation of operations, tenant relocation or tenant requiring lesser space. Market rental rates decreased, as well. However, rents from properties acquired in 2003 added approximately $3.6 million of rental revenue due to a full 12 months of operations in 2004.

     Our overall occupancy rate at December 31, 2004 and 2003 was approximately 70.7% and 77.3%, respectively. According to NAI BT Commercial Real Estate, the occupancy rate for R&D property in the Silicon Valley at December 31, 2004 was approximately 77.6%. Factors that contributed to our low occupancy rate were the general downturn in the Silicon Valley's economy in recent years, the softening of our market specifically and the expected weaker performance of our properties.

     EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
     As of December 31, 2004, we had investments in four R&D buildings, totaling 593,000 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2004 and 2003, equity in earnings from the unconsolidated joint venture was approximately $2.9 million (including $1.0 million relating to lease termination income) and $3.9 million (including $1.4 million relating to a gain from the sale of real estate which was acquired from a related party which did not occur in 2004), respectively. The occupancy rate for the properties owned by this joint venture year to date through December 31, 2004 was approximately 78.7% compared to 100% at December 31, 2003.

     OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS
     The following table depicts the amounts of other income from continuing operations for the years ended December 31, 2004 and 2003.

                                                    December 31,
                                          ----------------------------------
                                              2004                2003             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Other income                         $6,913              $4,525             $2,388               52.8%

     Other income of approximately $6.9 million for the year ended December 31, 2004 included approximately $4.3 million from termination fees, $1.2 million from tenant bankruptcy settlements and $1.2 million from management fee income. Other income of approximately $4.5 million for 2003 included approximately $2.2 million from tenant bankruptcy settlements, $1.4 million from management fee income, $0.3 million from utility rebates and $0.2 million from security deposit forfeitures. We do not consider termination fees and prior tenant bankruptcy settlements to be recurring items.

     EXPENSES FROM CONTINUING PROPERTY OPERATIONS
     The following table reflects the decrease in property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2004 over property operating and maintenance expenses and real estate taxes from continuing operations for the year ended December 31, 2003 and the percentage of total decrease in expenses over the period that is represented by each group of properties.

                                                    December 31,
                                          ----------------------------------
                                                                                                      % Change by     % of Total Net
                                               2004                2003            $ Change          Property Group       Change
                                          --------------      --------------     --------------      --------------   --------------
                                                          (dollars in thousands)
         Same Property (1)                   $17,698             $19,284           ($1,586)              (8.2%)             (7.6%)
         2003 Acquisitions (2)                 2,348               1,582               766               48.4%               3.7%
                                          --------------      --------------     --------------                       --------------
              Total/Overall                  $20,046             $20,866             ($820)              (3.9%)             (3.9%)
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

     Operating expenses and real estate taxes from continuing operations, on a combined basis, in 2004 decreased by ($0.8) million, or (3.9%), from the year ended December 31, 2003. Tenant reimbursements from continuing operations in 2004 decreased by ($3.8) million, or (20.1%), from the year ended December 31, 2003. The overall decrease in tenant reimbursements, operating expenses and real estate taxes resulted primarily from reductions in assessed property values on existing properties as a result of property tax appeals that we filed under California's Proposition 8 and lower occupancy during the periods presented. Total operating expenses and real estate taxes exceeded tenant reimbursements because of vacancies, which reached approximately 2.3 million rentable square feet by year-end 2004. Certain expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2004 our vacancy rate was 29%.

     General and administrative expenses in 2004 increased by approximately $0.7 million, or 51.9%, from $1.3 million for the year ended December 31, 2003 to $2.0 million for the year ended December 31, 2004, primarily due to incurring additional legal and accounting expenses in connection with the resignation of PricewaterhouseCoopers LLP, our former independent accountants, the need to re-audit the consolidated financial statements for years 2001 and 2002 and audit 2003 results, and expenses related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2004 and 2003.

                                                    December 31,
                                          ----------------------------------
                                              2004                2003             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Depreciation & amortization         $21,347             $20,139             $1,208                6.0%

     Depreciation and amortization expense of real estate from continuing operations in 2004 increased by $1.2 million, or 6.0%, from the year ended December 31, 2003. The increase was attributable to the recognition of a full year of depreciation from the acquisition of eight R&D properties in 2003. Of the $1.2 million increase in depreciation and amortization expense of real estate, approximately $0.7 million represented amortization expense for in place leases comprising a portion of the value of the assets acquired in the acquisitions of the Orchard-Trimble property and the San Tomas Technology Park.

     The following table depicts the amounts of interest expense from operations for the years ended December 31, 2004 and 2003.

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
                                          ==============      ==============     ==============

     Interest expense in 2004 increased by $1.1 million, or 6.9%, from the year ended December 31, 2003. The increased expense resulted from additional debt that we incurred under a new $80 million collateralized loan obtained from Citicorp USA, Inc. in 2003 and a $40 million line of credit established with Cupertino National Bank, the proceeds of which were used primarily for the acquisition of the San Tomas Technology Park in 2003. Interest expense (related parties) increased by $13,000, or 1.2%, primarily due to higher interest rates of 4.08% at December 31, 2004 compared to 2.52% at December 31, 2003.

     The new debt carries a higher interest rate than the Berg Group line of credit, which it mainly replaced, contributing to the increase in interest expense for the year. We anticipate additional increases in interest expense as new debt is incurred in connection with property acquisitions and as we draw on the Cupertino National Bank revolving line of credit.

     NET INCOME TO COMMON  STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
     The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2004 and 2003.

                                                         December 31,
                                             -------------------------------------
                                                                                                                % Change by
                                                  2004                  2003               $ Change                Group
                                             ----------------      ---------------      ----------------      ----------------
                                                               (dollars in thousands)
         Net income to stockholders               $13,312              $16,212             ($ 2,900)               (17.9%)
         Net income to minority interests          66,100               80,836              (14,736)               (18.2%)
                                             ----------------      ---------------      ----------------
              Total                               $79,412              $97,048             ($17,636)               (18.2%)
                                             ================      ===============      ================

     As  of  December  31,  2004  and  2003,  we  owned  a  controlling  general partnership  interest  of 17.16%,  21.63%,  16.14%  and 12.38% and  16.95%,
     21.61%, 15.98% and 12.37% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 17.26% and 17.02% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2004 and 2003, respectively. Net income to common stockholders in 2004 decreased by ($2.9) million, or (17.9%), from the year ended December 31, 2003. Our net income attributable to minority interests in 2004 decreased by ($14.7) million, or (18.2%), from the year ended December 31, 2003. The decrease in net income attributable to common stockholders and minority interests was primarily due to lower income from operations as a result of the decrease in revenues and increase in expenses as discussed above. Minority interest represents the limited partners' ownership interest of 82.74% and 82.98% in the operating partnerships, on a weighted average basis, as of December 31, 2004 and 2003, respectively. The decrease in the minority interest percentage resulted from the issuance of additional shares of common stock from the exchange of O.P. Units for common stock by minority interest holders and the exercise of stock options.

     INCOME/(LOSS) FROM DISCONTINUED OPERATIONS
     The following table depicts the amounts of income/(loss) from discontinued operations for the years ended December 31, 2004 and 2003.

                                                                                               December 31,
                                                                       -------------------------------------------------------------
                                                                                    2004                             2003
                                                                       -----------------------------     ---------------------------
                                                                                           (dollars in thousands)
         (Loss)/Income attributable to discontinued operations                     ($2,644)                           $  519
         Minority interest in earnings attributable to discontinued operations       2,099                              (377)

                                                                       -----------------------------     ---------------------------
         Total (loss)/income from discontinued operations                          ($  545)                           $  142
                                                                       =============================     ===========================

     In accordance with our adoption of SFAS 144, in 2005 we sold three R&D properties consisting of approximately 342,000 rentable square feet and classified the net gains on sale and operating results of the disposed properties as discontinued operations. As of December 31, 2004, an impairment charge of approximately ($2.2) million was recorded for an asset held for sale to reduce the carrying value of the asset to its fair value, less selling costs. We sold this property on January 5, 2005 for $8.5 million, which is one of the three disposed R&D properties described above. SFAS 144 requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

     We recognized total loss of ($2.6) million from discontinued operations, of which ($0.5) million and ($2.1) million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2004. For the year ended December 31, 2003, we recognized total income from discontinued operations of $0.5 million. The income to common stockholders and minority interests attributable to discontinued operation from this property in 2003 was approximately $0.1 million and $0.4 million, respectively.

     CHANGES IN FINANCIAL CONDITION

     YEAR ENDED DECEMBER 31, 2005.
     The most significant changes in our financial condition in 2005 resulted from the disposition of three R&D properties, the acquisition of one R&D property, debt refinancing and the exercise of stock options and exchange of O.P. Units for shares of the Company's common stock.

     During 2005, we sold three vacant R&D properties to unrelated third parties for a total gross sales price of approximately $27.9 million. Those property dispositions deducted approximately 342,000 rentable square feet of space from our property portfolio. The proceeds of approximately $15.1 million from one of the three vacant R&D property dispositions were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheets as restricted cash at December 31, 2005. In addition to those three property dispositions, we also acquired one vacant R&D property from an unrelated third party for the purchase price of approximately $14.0 million in a tax-deferred exchange transaction. This acquisition added approximately 204,000 rentable square feet to our property portfolio.

     Debt outstanding, including amounts due related parties, increased by $30.5 million, or 9.1%, from $337.0 million as of December 31, 2004 to $367.5 million as of December 31, 2005 due primarily to obtaining two new fixed rate collateralized mortgage loans from Allianz Life Insurance Company of North America, which were used primarily to pay down the Citicorp loan, the Berg Group line of credit and the Cupertino National Bank line of credit.

     During the year ended December 31, 2005, stock options to purchase 40,000 shares of the Company's common stock were exercised at $8.25 per share and stock options to purchase 15,000 shares of the Company's common stock were exercised at $10.00 per share. Total proceeds to the Company were approximately $0.5 million. This increased paid-in-capital by approximately $0.5 million.

     In 2005, three limited partners exchanged 213,600 O.P. Units for 213,600 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and the limited partners of the operating partnerships resulting in a reclassification of approximately $2.2 million from minority interest to paid-in-capital. In 2005, Carl E. Berg gave 83,000 O.P. Units to charitable institutions that exchanged them for 83,000 shares of the Company's common stock pursuant to the Exchange Rights Agreement resulting in a reclassification of approximately $0.8 million from minority interest to paid-in-capital.

     The proceeds from the exercise of stock options and the conversion of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

     YEAR ENDED DECEMBER 31, 2004.
     The most significant changes in our financial condition in 2004 resulted from the exercise of stock options and the exchange of O.P. Units for shares of the Company's common stock.

     Debt outstanding, including amounts due related parties, decreased by ($3.9) million, or (1.1%), from $340.9 million as of December 31, 2003 to $337.0 million as of December 31, 2004 due to recurring debt service obligations. Interest rates continued to remain low in 2004.

     During the year ended December 31, 2004, stock options to purchase a total of 20,000 shares of the Company's common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $0.2 million. This increased paid-in-capital by approximately $0.2 million.

     In 2004, three limited partners exchanged 124,500 O.P. Units for 124,500 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and the limited partners of the operating partnerships resulting in a reclassification of approximately $1.6 million from minority interest to paid-in-capital. In 2004, Carl E. Berg gave 58,000 O.P. Units to charitable institutions that exchanged them for 58,000 shares of the Company's common stock pursuant to the Exchange Rights Agreement resulting in a reclassification of approximately $0.7 million from minority interest to paid-in-capital.

     The proceeds from the exercise of stock options and the conversion of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

     LIQUIDITY AND CAPITAL RESOURCES

     In 2006 we anticipate a decline in operating cash flows from our operating property portfolio compared to 2005 because of reduced demand for R&D properties in the Silicon Valley, lower rental rates for new and renewed leases signed in 2005 and an increase in vacant properties in 2005. In addition, if we are unable to lease a significant portion of the approximately 523,000 rentable square feet scheduled to expire in 2006 and current available space, our operating cash flows will be further affected adversely. In addition, if we conclude agreements for early lease terminations with JDS Uniphase, Fujitsu and Nortel Networks, there could be an additional 377,000 rentable square feet of vacant space. With the expectation of lower revenues for the full year of 2006, we expect our net operating income to continue to decline from 2005. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease in 2006.

     We  expect  our  principal   source  of  liquidity  for   distributions  to
     stockholders and O.P. Unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Cupertino National Bank. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2006. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. As of December 31, 2005 and 2004, the Company's total debt as a percentage of total market capitalization was 26.5% and 23.3%, respectively. We have the ability to meet short-term obligations or other liquidity needs based on a line of credit with Cupertino National Bank and our existing cash reserves. In 2006, we will be obligated to make payments totaling approximately $10.4 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

     On April 6, 2005, we obtained a $25.8 million collateralized mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan I") that bears a fixed interest rate at 5.56% and originally matures in 15 years with principal payments amortized over 20 years. The mortgage loan is collateralized by one property. We paid approximately $0.25 million in loan fees and financing costs, which are being amortized over the 20 year amended loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit. On July 26, 2005, in connection with the Allianz Loan II (see below), we entered into a "Loan Modification Agreement" with Allianz, which extended the amortization period and maturity date of the Allianz Loan I from April 10, 2020 to August 10, 2025. This mortgage loan contains standard loan covenants as defined in the loan agreement. As of December 31, 2005, we were in compliance with these loan covenants.

     On July 26, 2005, we obtained a $125 million collateralized mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan II"). The Allianz Loan II matures on August 10, 2025 and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of one or more of the properties that secure the loan. This loan bears a fixed interest rate of 5.22% and principal payments are amortized over 20 years. The loan can be prepaid subject to certain yield maintenance provisions and is assumable with the payment of an assumption fee. The mortgage loan is collateralized by eight properties. We paid approximately $0.9 million in loan fees and financing costs, which will be amortized over the 20 year loan period. The proceeds were used primarily to repay $77.4 million towards the Citicorp loan, reduce approximately $19.2 million of the Cupertino National Bank line of credit, repay approximately $13.0 million of the Berg Group line of credit, retire a 9.5% mortgage loan from Washington Mutual with approximately $0.1 million of outstanding principal, and for other working capital needs. The Allianz Loans I and II now contain cross-default provisions. This mortgage loan contains standard loan covenants as defined in the loan agreement. As of December 31, 2005, we were in compliance with these loan covenants.

     On July 22, 2005, we entered into a "Change in Terms Agreement" with Cupertino National Bank, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40 million to $9 million. In December 2005, we entered into another "Change in Terms Agreement" with Cupertino National Bank that increased the facility from $9 million to $10 million. The line of credit bears an interest rate of LIBOR plus 1.75% and will expire in December 2006. We incurred an annual fee of $10,000. This line of credit contains certain financial loan and reporting covenants as defined in the loan agreements. As of December 31, 2005, we were in compliance with these loan covenants.

     Effective October 31, 2005, the Company and the Berg Group mutually agreed to terminate the $20 million line of credit with the Berg Group. The Berg Group line of credit was originally scheduled to mature in March 2006. Based on existing cash reserves and credit facilities, we determined that we no longer foresee a need for the Berg Group line of credit. There are no borrowings currently outstanding under the Berg Group line of credit. We did not incur any fees or charges for terminating the Berg Group line of credit.

     Cash and cash equivalents increased by approximately $29.9 million from $1.5 million as of December 31, 2004 to $31.4 million as of December 31, 2005 primarily from excess proceeds of our debt refinancing loans with Allianz Life Insurance Company of North America (see above).

     Restricted cash totaled $16.7 million as of December 31, 2005. Of this amount, $15.2 million represents proceeds recieved from a property sale and interest income held in a separate cash account at a trust company for future use in tax-defered exchanges. The remaining $1.5 million represents a bond we posted in the REPUBLIC PROPERTIES CORPORATION V. MISSION WEST PROPERTIES, L.P. litigation (see Item 3, Legal Proceedings).

     Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We currently intend to continue operating as a REIT in 2006. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our stockholders. Also as a REIT, we generally will not be subject to federal income taxes on our taxable income.

     Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our current level of quarterly common dividends to stockholders and O.P. Unit holders through our net cash flows provided by operating activities, less our recurring and nonrecurring property capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of our operating assets over time.

     For 2006, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. Unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant. See Item 1A, "Risk Factors - Stockholders are not assured of receiving cash distributions from us."

     On January 5, 2006, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 31, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units.

     CONTRACTUAL OBLIGATIONS
     The following table identifies our contractual obligations as of December 31, 2005 that will impact our liquidity and cash flow in future periods:

                                        ------------ ------------ ------------- ------------ ------------ ------------- ------------
                                            2006         2007         2008          2009         2010      Thereafter       Total
                                        ------------ ------------ ------------- ------------ ------------ ------------- ------------
                                                                           (dollars in thousands)
         Long-Term Debt Obligations (1)   $10,411     $11,028       $121,605      $9,580       $10,125      $204,783     $367,532
         Operating Lease Obligations (2)       90          23              -           -             -             -          113
                                        ------------ ------------ ------------- ------------ ------------ ------------- ------------
         Total                            $10,501     $11,051       $121,605      $9,580       $10,125      $204,783     $367,645
                                        ============ ============ ============= ============ ============ ============= ============

     (1) Our long-term debt obligations are set forth in detail in the schedule below.

     (2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

     At December 31, 2005, we had total indebtedness of approximately $367.5 million, all of which is fixed rate mortgage debt.

The following table sets forth certain information regarding debt outstanding as of December 31, 2005.

                                                                                           At December 31,     Maturity   Interest
              Debt Description                           Collateral Properties                   2005            Date       Rate
---------------------------------------------  ------------------------------------------  -----------------  ----------  ----------
                                                                                            (dollars in thousands)
Line of Credit:
Cupertino National Bank                        Not Applicable                                        -           12/06          (1)
                                                                                           -----------------
Mortgage Notes Payable (related parties):      5300-5350 Hellyer Avenue, San Jose, CA         $ 10,051            6/10        7.650%
                                                                                           -----------------
Mortgage Notes Payable (2):
Prudential Insurance Company of America (3)    10300 Bubb Road, Cupertino, CA                  117,290           10/08        6.560%
                                               10500 North De Anza Blvd, Cupertino, CA
                                               4050 Starboard Drive, Fremont, CA
                                               45700 Northport Loop, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               450 National Ave, Mountain View, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321 San Ignacio Avenue, San Jose, CA
                                               6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341 San Ignacio Avenue, San Jose, CA
                                               6351 San Ignacio Avenue, San Jose, CA
                                               3236 Scott Blvd, Santa Clara, CA
                                               3560 Bassett Street, Santa Clara, CA
                                               3570 Bassett Street, Santa Clara, CA
                                               3580 Bassett Street, Santa Clara, CA
                                               1135 Kern Avenue, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               1230 East Arques, Sunnyvale, CA
                                               1250 East Arques, Sunnyvale, CA
                                               1170 Morse Avenue, Sunnyvale, CA
                                               1600 Memorex Drive, Santa Clara, CA
                                               1688 Richard Avenue, Santa Clara, CA
                                               1700 Richard Avenue, Santa Clara, CA
                                               3540 Bassett Street, Santa Clara, CA
                                               3542 Bassett Street, Santa Clara, CA
                                               3544 Bassett Street, Santa Clara, CA
                                               3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (4) 1750 Automation Parkway, San Jose, CA            91,417            1/13        5.640%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 San Ignacio Avenue, San Jose, CA
                                               2251 Lawson Lane, Santa Clara, CA
                                               1325 McCandless Drive, Milpitas, CA
                                               1650-1690 McCandless Drive, Milpitas, CA
                                               20605-20705 Valley Green Drive, Cupertino, CA

Allianz Life Insurance Company (I) (5)         5900 Optical Court, San Jose, CA                 25,269            8/25        5.560%

Allianz Life Insurance Company (II) (5)        5325-5345 Hellyer Avenue, San Jose, CA          123,505            8/25        5.220%
                                               1768 Automation Parkway, San Jose, CA
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2800 Scott Boulevard, Santa Clara, CA
                                               20400 Mariani Avenue, Cupertino, CA
                                               10450-10460 Bubb Road, Cupertino, CA
                                                                                           -----------------
                                                                                               357,481
                                                                                           -----------------
   Total                                                                                      $367,532
                                                                                           =================

     (1) Interest rate equal to LIBOR plus 1.75%. The interest rate for the Cupertino National Bank line of credit at December 31, 2005 was 6.14%. As of December 31, 2005, we were in compliance with the financial covenants under the loan agreement.

     (2)  Mortgage  notes payable  generally  require  monthly  installments  of interest and principal ranging from $177 to $840 (dollars in thousands) over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% at December 31, 2005.

     (3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. A limited partner, who is not a member of the Berg Group, has guaranteed approximately $12 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900, which were deferred and amortized over the loan period. (dollars in thousands)

     (4) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. (dollars in thousands)

     (5) The Allianz loans are payable in monthly installments of $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2005, we were in compliance with these loan covenants. (dollars in thousands)

     At December 31, 2005, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $9.74 per share on December 30, 2005) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 26.5%. On December 30, 2005, the last trading day for the year, total market capitalization was approximately $1.39 billion.

     At December 31, 2005, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.7 million. The due date of the demand notes has been extended to September 30, 2007. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders.

     HISTORICAL CASH FLOWS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 TO THE YEAR ENDED DECEMBER 31, 2004
     Cash and cash equivalents were approximately $31.4 million at December 31, 2005, an increase of $29.9 million from $1.5 million at December 31, 2004.

     Net cash provided by operating activities for the year ended December 31, 2005 was approximately $21.9 million, compared to approximately $39.0 million for the prior year. The decrease in cash provided by operating activities resulted primarily from lower rental revenue with respect to the modification and extension of our lease with Microsoft, payments of leasing commissions (included in other assets) that amounted to approximately $5.3 million, increased in interest expense, lower market rental rates for renewed leases and the loss of several tenants due to their lease default, cessation of operations, or relocations resulting in increased vacancy rates from 29% to 33% that offset cash savings.

     Net cash used in investing activities was approximately ($2.9) million for the year ended December 31, 2005, compared to approximately ($1.5) million for the prior year. Cash used in investing activities during 2005 related to the sale of three vacant R&D properties for $27.5 million, the acquisition of one vacant R&D property for $14.2 million and new equipment and improvements to real estate of $1.1 million. Cash used in investing activities during 2004 related to new equipment and improvements to real estate of $1.5 million. The proceeds of approximately $15.1 million from one of the three vacant R&D property dispositions were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheets as restricted cash at December 31, 2005.

     Net cash provided by/(used) in financing activities was approximately $10.9 million for the year ended December 31, 2005, compared to ($40.1) million for the year ended December 31, 2004. During 2005 and 2004, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities and other borrowed funds. During 2005, financing activities included borrowing $150.8 million under two new collateralized mortgage loans, which were used to repay short-term debt and the Berg Group line of credit. For the year ended December 31, 2005, we paid dividends to our stockholders totaling approximately $11.7 million compared to approximately $17.3 million for the year ended December 31, 2004. Distributions made to O.P. Unit holders in excess of their share of earnings were approximately $8.4 million and $17.6 million for the years ended December 31, 2005 and 2004, respectively. The overall increase in cash was primarily due to the excess proceeds from debt refinancing with Allianz Life Insurance Company of North America.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003
     Cash and cash equivalents were approximately $1.5 million at December 31, 2004, a decrease of $2.6 million from $4.1 million at December 31, 2003.

     Net cash provided by operating activities for the year ended December 31, 2004 was approximately $39.0 million, compared to approximately $36.1 million for the prior year. The increase in cash provided by operating activities resulted primarily from the collection of accounts receivable from a tenant bankruptcy settlement that was accrued in 2003, decreases in prepaid expenses and the decrease of deferred rent receivable where cash rent income exceeded GAAP income. These increased cash receipts were partially offset by lower market rental rates, reductions in tenant expense reimbursements and the loss of several tenants due to their lease default, cessation of operations, or relocations resulting in increased vacancy rates that offset cash savings.

     Net cash used in investing activities for improvements to real estate was approximately ($1.5) million for the year ended December 31, 2004, compared to approximately ($110) million for the prior year. Cash used in investing activities during 2003 related to financing the acquisition of the San Tomas Technology Park of $110 million as well as new equipment and improvements to real estate of $1.4 million.

     Net cash (used in)/provided by financing activities was approximately ($40.1) million for the year ended December 31, 2004, compared to $73.5 million for the year ended December 31, 2003. During 2004 and 2003, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities and other borrowed funds. In 2004 we drew down $3.3 million from our line of credit with the Berg Group. In 2003, financing activities included borrowing $180 million under two new collateralized mortgage loans, of which $100 million was used to repay short-term debt and the Berg Group line of credit and $80 million was used for the acquisition of the San Tomas Technology Park. For the year ended December 31, 2004, we paid dividends to our stockholders totaling approximately $17.3 million compared to approximately $17.0 million for the year ended December 31, 2003. Distributions made to O.P. Unit holders in excess of their share of earnings were approximately $17.6 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively.

     CAPITAL EXPENDITURES

     The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 2000 through December 31, 2005, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $2.5 million annually. We will have approximately 523,000 rentable square feet under expiring leases in 2006. We expect that the average annual cost of recurring tenant/building improvements and leasing commissions, related to these properties, will be approximately $2.0 million during 2006. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assured that we will be able to meet our requirements on favorable terms. See "Policy with Respect to Certain Activities - Financing Policies."

     FUNDS FROM OPERATIONS

     Funds from Operations ("FFO") is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. Unit holders, computed in accordance with GAAP, including non-recurring events other than "extraordinary items" under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of the Company's operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about the Company's financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. We will still continue to use FFO as a measure of the Company's performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including our need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

     The FFO for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are as follows:

                                                                               For the Years Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                2005           2004          2003           2002          2001
                                                            -------------- ------------- -------------- ------------- --------------
                                                                                     (dollars in thousands)
        Net income to common stockholders                     $10,027      $ 13,312       $ 16,212      $ 17,115       $ 18,086
        Add:
            Minority interests (1)                             47,045        65,614         80,256        86,053         90,662
            Depreciation  and  amortization of real estate (2) 24,286        24,394         22,850        21,379         17,718
        Less:
            Gain on sales of joint venture assets or assets    (2,206)             -        (1,400)       (6,103)       (11,453)
                                                            -------------- ------------- -------------- ------------- --------------
        FFO                                                   $79,152      $103,320       $117,918      $118,444       $115,013
                                                            ============== ============= ============== ============= ==============

     (1) The minority interest for third parties totaling $479, $486, $581, $587 and $650 in 2005, 2004, 2003, 2002 and 2001, respectively, was deducted from total minority interest in calculating FFO. (dollars in thousands)
     (2) Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling $984, $874 and $874 in 2005, 2004 and 2003, respectively, and amortization of leasing commissions totaling $1,703, $1,644, $1,203, $3,020 and $694 in 2005,
          2004, 2003, 2002 and 2001, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's consolidated statements of operations. (dollars in thousands)

     OVERVIEW OF DISTRIBUTION POLICY

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

     Distributions are determined by our Board of Directors and depend on actual cash available for distributions, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Part I, Item 1A, "Risk Factors - Stockholders are not assured of receiving cash distributions from us."

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

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123 and supersedes APB Opinion 25 ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. We will adopt the requirements of SFAS 123R beginning 2006. We expect that the adoption of this standard will reduce our net income and earnings per share; however, it will have no impact on cash flow. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method). Compensation expense under SFAS 123R may differ from pro forma amounts due to changes in fair value, different assumptions and treatment of forfeitures. Under SFAS 123R, we estimate that compensation expense for 2006 will be approximately $0.2 million against earnings.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion 29, "Accounting for Non-monetary Transactions," to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"), to replace APB Opinion 20, "Reporting Accounting Changes in Interim Financial Statements" ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our consolidated results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not  generally  hold market risk  sensitive  instruments  for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and our future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2005. The current terms of this debt are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Average interest rates are based on implied LIBOR for the respective time period. For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2005 was approximately $441.0 million.

     For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2005 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                                2006       2007       2008      2009      2010   Thereafter    Total   Fair Value
                                                ----       ----       ----      ----      ----   ----------    -----   ----------
                                                                            (dollars in thousands)
             FIXED RATE DEBT:
             Secured notes payable           $10,411    $11,028   $121,605    $9,580   $10,125     $204,783  $367,532    $441,008
             Weighted average interest rate    5.84%      5.84%      5.84%     5.84%     5.84%        5.84%

     All of the debt is denominated in United States dollars. The weighted average interest rate for fixed rate debt was approximately 5.84% and 6.23% for the years ended December 31, 2005 and 2004, respectively. The difference in interest expense attributable to the average interest rate difference between 2004 and 2005 was $3.6 million, which was a result of new debt obtained during 2005.

     The primary market risk we face is the risk of interest rate fluctuations. The Cupertino National Bank line of credit, which had a balance of zero at December 31, 2005, is tied to a LIBOR based interest rate. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2005, we had no interest rate caps or interest rate swap contracts.

     In 2005 we entered into cash flow interest rate derivative as a means to hedge exposure to an increase in interest rates prior to securing a loan commitment in connection with a refinancing of certain variable rate debt to fixed rate long term mortgage debt. We secured a 20 year fixed rate mortgage loan commitment for $125 million at 5.22% annual interest rate and closed the derivative contracts. Since the interest rate derivative contracts did not qualify as a designated cash flow interest rate hedge in accordance with SFAS 133, we recorded an approximately $0.8 million charge to interest expense in 2005.

     As of December 31, 2005, we had no interest rate risk since there was no variable rate debt outstanding.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Registered Public Accounting Firm  on Consolidated Financial Statements                       44
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting                45
Consolidated Balance Sheets as of December 31, 2005 and 2004                                                        46
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003                          47
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003                48
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003                          49
Notes to the Consolidated Financial Statements                                                                      50
Supplemental Financial Information                                                                                  70
Report of Independent Registered Public Accounting Firm  on Financial Statement Schedules                           72
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2005                                      74
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2004                                      76

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
                              FINANCIAL STATEMENTS



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission West Properties, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 3, 2006 expressed an unqualified opinion thereon.



                                                \S\ BDO Seidman, LLP


San Francisco, California
February 3, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California


We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Mission West Properties, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 2005, and the financial statement schedules listed in the accompanying index, of Mission West Properties, Inc. and our reports dated February 3, 2006, expressed unqualified opinions thereon.


                                                \S\BDO Seidman, LLP


San Francisco, California
February 3, 2006

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)

                                     ASSETS
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2005                    2004
                                                                             ----------------------  ---------------------
Real estate assets:
  Land                                                                            $  273,933             $  273,663
  Buildings and improvements                                                         766,457                770,757
  Real estate related intangible assets                                               17,410                 18,284
                                                                             ----------------------  ---------------------
      Total investments in properties                                              1,057,800              1,062,704
  Less accumulated depreciation and amortization                                    (130,419)              (110,062)
  Assets held for sale, net of accumulated depreciation of $1,578 at 12/31/04              -                  8,221
                                                                             ----------------------  ---------------------
      Net investments in properties                                                  927,381                960,863

Cash and cash equivalents                                                             31,441                  1,519
Restricted cash                                                                       16,712                  1,551
Deferred rent receivable, net of $2,000 allowance at December 31, 2005 and 2004       19,218                 18,511
Investment in unconsolidated joint venture                                             3,263                  3,559
Other assets, net of accumulated amortization of  $5,170 and $5,667
   at December 31, 2005 and 2004                                                      25,362                 19,653
                                                                             ----------------------  ---------------------
    Total assets                                                                  $1,023,377             $1,005,656
                                                                             ======================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgage notes payable                                                            $  357,481             $  292,822
Mortgage note payable (related parties)                                               10,051                 10,420
Line of credit (related parties)                                                           -                  9,560
Revolving line of credit                                                                   -                 24,208
Interest payable                                                                         321                    327
Security deposits                                                                      8,047                  8,544
Deferred rental income                                                                 6,103                 11,038
Liabilities related to assets held for sale                                                -                     14
Dividend/distribution payable                                                         16,725                 16,718
Accounts payable and accrued expenses                                                  8,952                  6,704
                                                                             ----------------------  ---------------------
    Total liabilities                                                                407,680                380,355
                                                                             ----------------------  ---------------------

Commitments and contingencies (Note 15)

Minority interests                                                                   500,682                512,089
                                                                             ----------------------  ---------------------
Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
    none issued and outstanding                                                            -                      -
Common stock, $.001 par value, 200,000,000 shares authorized, 18,448,791
    and 18,097,191 shares issued and outstanding at December 31, 2005 and 2004            18                     18
Paid-in capital                                                                      138,038                134,539
Accumulated deficit                                                                  (23,041)               (21,345)
                                                                             ----------------------  ---------------------
    Total stockholders' equity                                                       115,015                113,212
                                                                             ----------------------  ---------------------
    Total liabilities and stockholders' equity                                    $1,023,377             $1,005,656
                                                                             ======================  =====================

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)


                                                                                    Years Ended December 31,
                                                               --------------------------------------------------------------------
                                                                       2005                    2004                   2003
                                                               ---------------------   ---------------------  ---------------------
Revenues:
Rental revenue from real estate                                      $100,765                $119,339               $129,275
Tenant reimbursements                                                  14,762                  14,919                 18,683
Other income, including lease terminations, settlements and interest    4,606                   6,913                  4,525
                                                               ---------------------   ---------------------  ---------------------
                                                                      120,133                 141,171                152,483
Expenses:
Property operating, maintenance and real estate taxes                  19,478                  20,046                 20,866
Interest                                                               21,295                  17,581                 16,446
Interest (related parties)                                                972                   1,077                  1,064
General and administrative                                              1,910                   2,011                  1,324
Depreciation and amortization of real estate                           21,283                  21,347                 20,139
                                                               ---------------------   ---------------------  ---------------------
                                                                       64,938                  62,062                 59,839
                                                               ---------------------   ---------------------  ---------------------
Income before equity in earnings of unconsolidated joint
   venture and minority interests                                      55,195                  79,109                 92,644
Equity in earnings of unconsolidated joint venture, including
   $1,400 gain on sale of property acquired from related party in 2003    724                   2,947                  3,885
Minority interests                                                    (46,234)                (68,199)               (80,459)
                                                               ---------------------   ---------------------  ---------------------
Income from continuing operations                                       9,685                  13,857                 16,070
                                                               ---------------------   ---------------------  ---------------------
Discontinued operations, net of minority interests:
Gain from disposal of properties classified as discontinued operations    445                       -                      -
(Loss)/income attributable to discontinued operations                    (103)                   (545)                   142
                                                               ---------------------   ---------------------  ---------------------
Income/(loss) from discontinued operations                                342                    (545)                   142
                                                               ---------------------   ---------------------  ---------------------
Net income to common stockholders                                     $10,027                 $13,312                $16,212
                                                               =====================   =====================  =====================
Net income to minority interests                                      $47,524                 $66,100                $80,836
                                                               =====================   =====================  =====================
Income per share from continuing operations:
Basic                                                                 $0.53                   $0.77                  $0.90
                                                               =====================   =====================  =====================
Diluted                                                               $0.53                   $0.77                  $0.90
                                                               =====================   =====================  =====================
Income/(loss) per share from discontinued operations:
Basic                                                                 $0.02                  ($0.03)                 $0.01
                                                               =====================   =====================  =====================
Diluted                                                               $0.02                  ($0.03)                 $0.01
                                                               =====================   =====================  =====================
Net income per share to common stockholders:
Basic                                                                 $0.55                   $0.74                  $0.91
                                                               =====================   =====================  =====================
Diluted                                                               $0.55                   $0.74                  $0.91
                                                               =====================   =====================  =====================
Weighted average shares of common stock (basic)                     18,286,947              18,034,873             17,739,609
                                                               =====================   =====================  =====================
Weighted average shares of common stock (diluted)                   18,325,659              18,076,498             17,802,947
                                                               =====================   =====================  =====================
Weighted average O.P. Units                                         86,220,117              86,444,773             86,476,217
                                                               =====================   =====================  =====================
Outstanding common stock                                            18,448,791              18,097,191             17,894,691
                                                               =====================   =====================  =====================
Outstanding O.P. Units                                              86,088,095              86,384,695             86,398,064
                                                               =====================   =====================  =====================

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)

                                                                                                                   Total
                                                Shares of Common    Common     Paid-in-      Accumulated        Stockholders'
                                                Stock Outstanding   Stock      Capital         Deficit             Equity
                                               ------------------  --------  ------------  ---------------   -------------------

Balance, December 31, 2002                        17,487,329           $17     $128,295      ($17,926)           $110,386
Issuance of common stock upon option exercise        150,362                      1,014                             1,014
Issuance of common stock upon O.P. Unit conversion   257,000             1        2,827                             2,828
Dividends declared at $0.96 per share in 2003                                                 (17,050)            (17,050)
Net income                                                                                     16,212              16,212
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2003                        17,894,691            18      132,136       (18,764)            113,390
Issuance of common stock upon option exercise         20,000                        165                               165
Issuance of common stock upon O.P. Unit conversion   182,500                      2,238                             2,238
Dividends declared at $0.88 per share in 2004                                                 (15,893)            (15,893)
Net income                                                                                     13,312              13,312
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2004                        18,097,191            18      134,539       (21,345)            113,212
Issuance of common stock upon option exercise         55,000                        480                               480
Issuance of common stock upon O.P. Unit conversion   296,600                      3,019                             3,019
Dividends declared at $0.64 per share in 2005                                                 (11,723)            (11,723)
Net income                                                                                     10,027              10,027
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2005                        18,448,791           $18     $138,038      ($23,041)           $115,015
                                               ==================  ========  ============  ===============   ===================

                 See notes to consolidated financial statements

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       Years Ended December 31,
                                                                    ---------------------------------------------------------------
                                                                           2005                  2004                 2003
                                                                    -------------------   -------------------  --------------------
Cash flows from operating activities:
Income from continuing operations                                          $9,685              $13,857               $16,070
Income/(loss) from discontinued operations                                    342                 (545)                  142
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Minority interest income from continuing operations                   46,234               68,199                80,459
     Minority interest income/(loss) from discontinued operations           1,290               (2,099)                  377
     Minority interest distributions                                      (47,524)             (66,100)              (80,836)
     Depreciation and amortization of real estate and in-place leases      21,283               21,347                20,139
     Depreciation and amortization from discontinued operations               316                  529                   635
     Amortization of above market lease                                     1,888                1,888                 1,416
     Gain from disposal of properties classified as discontinued operations(2,206)                   -                     -
     Equity in earnings of unconsolidated joint venture                      (724)              (2,947)               (3,885)
     Distributions from unconsolidated joint venture                        1,020                1,673                 2,000
     Interest earned on restricted cash                                      (100)                   -                     -
     Asset impairment charge attributable to discontinued operation             -                2,193                     -
Change in operating assets and liabilities, net of liabilities assumed:
     Deferred rent receivable                                                (707)                 459                (1,969)
     Other assets                                                          (5,709)               2,195                (1,453)
     Interest payable                                                          (6)                  (5)                   (5)
     Security deposits                                                       (497)              (1,690)                 (936)
     Deferred rental income                                                (4,935)              (1,685)                2,847
     Accounts payable and accrued expenses                                  2,248                1,701                 1,103
                                                                    -------------------   -------------------  --------------------
     Net cash provided by operating activities                             21,898               38,970                36,104
                                                                    -------------------   -------------------  --------------------
Cash flows from investing activities:
Improvements to real estate                                                (1,138)              (1,519)               (1,370)
Proceeds from sales of real estate                                         27,508                    -                     -
Purchase of real estate                                                   (14,184)                   -              (110,013)
Restricted cash held in escrow                                            (15,061)                   -                     -
Net proceeds from sale of TBI unconsolidated joint venture asset                -                    -                 1,400
                                                                    -------------------   -------------------  --------------------
     Net cash used in investing activities                                 (2,875)              (1,519)             (109,983)
                                                                    -------------------   -------------------  --------------------
Cash flows from financing activities:
Proceeds from mortgage loan payable                                       150,800                    -               180,000
Principal payments on mortgage notes payable                               (7,431)              (7,036)               (5,204)
Principal payments on mortgage notes payable (related parties)               (369)                (342)                 (316)
Net (payments)/proceeds under line of credit (related parties)             (9,560)               3,338               (61,471)
Payment on loan payable                                                   (78,710)                   -               (20,000)
Net (payments)/proceeds from revolving line of credit                     (24,208)                 243                   126
Restricted cash for bond                                                        -               (1,551)                    -
Financing costs                                                                 -                    -                  (863)
Net proceeds from exercise of stock options                                   480                  165                 1,014
Minority interest distributions in excess of earnings                      (8,435)             (17,586)               (2,805)
Dividends                                                                 (11,668)             (17,292)              (16,952)
                                                                    -------------------   -------------------  --------------------
     Net cash provided by/(used) in financing activities                   10,899              (40,061)               73,529
                                                                    -------------------   -------------------  --------------------
     Net increase/(decrease) in cash and cash equivalents                  29,922               (2,610)                 (350)
Cash and cash equivalents, beginning of year                                1,519                4,129                 4,479
                                                                    -------------------   -------------------  --------------------
Cash and cash equivalents, end of year                                    $31,441               $1,519                $4,129
                                                                    ===================   ===================  ====================

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

As of December 31, 2005, the Company owns a controlling general partnership interest of 17.81%, 21.68%, 16.18% and 12.41% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 17.50% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

The Company, through the operating partnerships, owns interests in 107 R&D properties at December 31, 2005, all of which are located in Silicon Valley.

BUSINESS SEGMENT INFORMATION
The Company's primary business is the ownership and management of R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for Statement of Financial Accounting Standards ("SFAS") 131 purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, realizability of deferred rent receivables, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results could differ materially from those estimates.

REAL ESTATE ASSETS AND RELATED INTANGIBLE ASSETS
Real  estate  assets  are  stated  at  cost.  Cost  includes   expenditures  for
improvements or replacements. Maintenance and repairs are charged to expense as incurred.

The  purchase  price  allocation  for property  acquisitions  is  determined  in
accordance   with  the   following   principles   under   SFAS  141,   "Business
Combinations":

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

In allocating the fair value of the identified intangible assets of the acquired property, above-market in-place lease value is recorded based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable lease term. The capitalized above-market lease value, included in real estate related intangible assets, is amortized as an offset to rental revenue from real estate over the remaining non-cancelable lease term. The value of in-place leases, exclusive of the value of above-market in-place lease, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

Building shell & base building improvements of newly acquired properties    - Weighted average composite life of 40 years
Base building improvements made subsequent to initial property acquisition  - 25 years
Tenant improvements and furniture and fixtures                              - Lesser of life of asset, generally 5-10 years,
                                                                              or term of lease
Above-market and in-place lease value                                       - Term of lease

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The analysis that the Company prepares in connection with determining if there may be any asset impairment loss under SFAS 144 considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. In connection with the January 2005 sale of an asset, an impairment loss of approximately ($2,193) was recorded for the year ended December 31, 2004 and is classified in discontinued operations, net of minority interests. No impairment losses were recorded for the years ended December 31, 2005 or 2003.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
The Company has adopted SFAS 144, which addresses the financial accounting for the disposal of long lived assets. SFAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both the following criteria are met: (a) the operation and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. SFAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

An asset is generally classified as held for sale once management has committed to an action to sell the asset, the asset is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such assets), an active program to locate a buyer is initiated, the sale is probable, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties for sale with significant contingencies that may prevent their sale, such as obtaining rezoning approval from the city, are not classified as assets held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS
144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

operations. The income/(loss) from discontinued operations includes the revenues and expenses, including depreciation, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale subsequent to January 1, 2002. Additionally, gains and losses on assets designated as held for sale subsequent to January 1, 2002 are classified as part of discontinued operations.

CASH AND CASH EQUIVALENTS
The  Company  considers  highly  liquid  short-term   investments  with  initial
maturities of three months or less to be cash equivalents.

Cash  and  cash   equivalents  are  primarily  held  in  one  or  two  financial institutions, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

RESTRICTED CASH
Restricted cash totaled $16,712 as of December 31, 2005. Of this amount, $15,161 represents proceeds received from a property sale and interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges. The remaining $1,551 represents a bond the Company posted in the Republic Properties Corporation v. Mission West Properties, L.P. litigation (see
Note 15).

OTHER ASSETS
Included in other assets are costs associated with obtaining debt financing and commissions associated with new leases. Such debt financing costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method and such lease commissions are amortized straight-line over the term of the related lease. If the lease is terminated prior to the end of the lease term, the Company charges any unamortized capitalized lease commission cost to expense in the period that the lease is terminated. Also included in other assets are obligation receivables from the Berg Group of approximately $7,494 to construct a building at 245 Caspian Drive in Sunnyvale, California and $2,529 in tenant improvements at 5345 Hellyer Avenue in San Jose, California (see Note 12).

MINORITY INTERESTS
Minority interests represent the limited partnership interests in the operating partnerships. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

REVENUE RECOGNITION
Rental income is derived from operating leases and recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as Deferred Rent Receivable on the consolidated balance sheets. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs including property operating, maintenance and real estate taxes. These additional rents from tenant reimbursements are reflected on the accrual basis.

Rental revenue is affected if existing tenants terminate or amend their leases. The Company tries to identify tenants who may be likely to declare bankruptcy, cease operations or otherwise terminate leases prior to the end of the lease term, such as tenants who do not occupy all or a large portion of the property being leased. By anticipating these events in advance, the Company expects to take steps to minimize their impact on its reported results of operations through lease renegotiations and other appropriate measures. Reserves against Deferred Rent Receivable are estimated by management based on known financial conditions of tenants and management's estimate of net realizeability of such receivables based on existing or expected negotiations with tenants. The Company's judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. To date, actual reductions in revenue as a result of early terminations and the tenants' inability to pay have been within management's estimates. However, material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

Lease termination fees are recognized in other income when there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

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

INCOME TAXES
The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2005, 2004 and 2003, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the years ended December 31, 2005 and 2004, the Company's total dividends paid or payable to the stockholders represent 89% of ordinary income and 11% return of capital and 98% of ordinary income and 2% return of capital, respectively, for income tax purposes (unaudited). For the year ended December 31, 2003, the Company's total dividends paid or payable to the stockholders represented 98% of ordinary income and 2% return of capital for income tax purposes (unaudited).

NET INCOME PER SHARE
The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average of common and common equivalent shares outstanding during the year.

ACCOUNTING FOR STOCK-BASED COMPENSATION
SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the unaudited pro forma effect on consolidated net income available to common stockholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the last three years.

                                                                                     Years Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                        2005                   2004                   2003
                                                                 --------------------   --------------------  ---------------------
                                                                           (dollars in thousands, except per share data)
         Historical net income to common stockholders                  $10,027                $13,312                $16,212
         Add back compensation expense for stock options included
            in historical net income to common stockholders                  -                      -                      -
         Deduct compensation expense for stock options
            determined under fair value based method                      (161)                  (176)                  (235)
         Allocation of expense to minority interest                        134                    145                    195
                                                                 --------------------   --------------------  ---------------------
         Pro forma net income to common stockholders                   $10,000                $13,281                $16,172
                                                                 --------------------   --------------------  ---------------------
         Earnings per share - basic:
         Historical net income to common stockholders                    $0.55                  $0.74                  $0.91
         Pro forma net income to common stockholders                     $0.55                  $0.74                  $0.91
         Earnings per share - diluted:
         Historical net income to common stockholders                    $0.55                  $0.74                  $0.91
         Pro forma net income to common stockholders                     $0.55                  $0.73                  $0.91

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

Options were granted to four employees and three non-employee directors totaling 710,000 in 2005, which options vest monthly for 33 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $10.00 per share. The estimated fair value of the options granted in 2005 was $1.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.4%, volatility of 21.97%, risk free rates of 4.2% and an expected life of six years. There were no stock options granted in 2004 and 2003.

In April 2005, the Company's Compensation Committee of the Board of Directors, in accordance with the provisions of the 2004 Equity Incentive Plan, unanimously approved the following awards of dividend equivalent rights ("DER's"), each such DER representing the current right to receive the dividend paid on one share of the Company's common stock, when paid by the Company:

- The three non-employee outside directors each received 45,000 DER's effective as of the second quarter of 2005, which will remain in effect as long as the individual continues to serve on the Board of Directors; and

- Key employees of the Company received a total of 155,000 DER's effective as of the second quarter of 2005, which will remain in effect for each key employee as long as he continues to be employed by the Company.

A total of 290,000 DER's were awarded by the Company's Board of Directors in April 2005. In the fourth quarter 2005, the Company accrued approximately $46 for DER compensation expense. The Company expects these awards to result in additional annual compensation expense of approximately $186 based on the most recent quarterly dividend of $0.16 per share of common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2005 was approximately $441,008 as compared to its carrying value of $367,532.

RECLASSIFICATIONS
Certain amounts from prior year's consolidated financial statements have been reclassified to conform to the presentation of the current year's consolidated financial statements.

CONCENTRATION OF CREDIT RISK
The Company's properties are not geographically diverse, and its tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 72 tenants at December 31, 2005, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 10.0%, 18.1% and 16.3% of the Company's cash rental income for the years ended December 31, 2005, 2004 and 2003, respectively, of total cash rental income. Cash rental income from Microsoft Corporation was $10,089, $21,997 and $21,151 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rents from this tenant are $113,059. One other tenant accounted for approximately 12.4%, 10.8% and 10.0% of the Company's cash rental income for the years ended December 31, 2005, 2004 and 2003, respectively, of total cash income. During 2005, seven of the Company's tenants relocated or ceased operations.

NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123 and supersedes APB Opinion 25 ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. The Company will adopt the requirements of SFAS 123R beginning 2006. The Company expects that the adoption of this standard will reduce its net income and earnings per share; however, it will

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

have no impact on cash flow. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirementsunder SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method). Compensation cost under FAS 123R may differ from pro forma amounts due to changes in fair value, different assumptions and treatment of forfeitures. Under SFAS 123R, the Company estimates that compensation expense for 2006 will be approximately $0.2 million against earnings.

In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion 29, "Accounting for Non-monetary Transactions," to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"), to replace APB Opinion 20, "Reporting Accounting Changes in Interim Financial Statements" ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

3.   DEFERRED RENT ALLOWANCE

The following table represents activity in the deferred rent allowance for the years ended December 31, 2005, 2004 and 2003.

                                                                                          Provision
                                                 Beginning       Against                   Ending
                                                  Balance       Revenues    Charge-off     Balance
                                               -------------- ------------ ------------ -------------
                                                               (dollars in thousands)
         Year ended December 31, 2003              $2,000        $2,552       $2,552        $2,000
         Year ended December 31, 2004              $2,000        $1,313       $1,313        $2,000
         Year ended December 31, 2005              $2,000          $785         $785        $2,000

4.   STOCK TRANSACTIONS

As of December 31, 2005 and 2004, $1,706 and $1,588 remained outstanding under notes issued in connection with the Company's purchase of its general partnership interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing the Company's net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2007. At present, the Company's only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders.

The limited partners of the operating partnerships have the right to tender their O.P. Units to the Company for shares of common stock or, at the Company's election, for cash. Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner's O.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender, generally limited to one-third of the aggregate number of O.P. Units owned by each limited partner. Upon the exercise of any such right by a limited partner, the Company will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights are available once a year. If the total purchase price of the O.P. Units tendered by

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

all of the eligible limited partners in one year exceeds $1 million, the Company or the operating partnerships is entitled in its discretion to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million.During the year ended December 31, 2005, stock options to purchase 40,000 shares of the Company's common stock were exercised at $8.25 per share and stock options to purchase 15,000 shares of the Company's common stock were exercised at $10.00 per share. Total proceeds to the Company were approximately $480.

During the year ended December 31, 2004, stock options to purchase a total of 20,000 shares of the Company's common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $165.

During the year ended December 31, 2003, stock options to purchase 60,362 shares of the Company's common stock were exercised at $4.50 per share and stock options to purchase 90,000 shares of the Company's common stock were exercised at $8.25 per share. Total proceeds to the Company were approximately $1,014.

In 2005 and 2004, 296,600 and 182,500 O.P. Units were exchanged for 296,600 and 182,500 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

5.   MINORITY INTEREST

Minority interest represents the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 82.50% and 82.74%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2005 and 2004, respectively. Minority interest in earnings has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company's consolidated financial statements. The minority interest in the joint ventures is reflected as a component of minority interest of the operating partnerships. For the years ended December 31, 2005, 2004 and 2003, income associated with the minority interests held by the third parties of the three consolidated joint ventures was $479, $486 and $581, respectively.

6.   REAL ESTATE

PROPERTY DISPOSITIONS
In 2005, the Company completed the sale of three R&D properties consisting of 342,350 rentable square feet, which include the R&D properties at 3120 Scott Boulevard, Santa Clara, California, 405 Tasman Drive, Sunnyvale, California and 800 Embedded Way, San Jose, California. A loss of approximately ($2,193) was realized on the sales price of $8,500 for the 3120 Scott Boulevard property and was provided for in the fourth quarter 2004 as an asset impairment charge under discontinued operations, net of minority interests. A total gain of approximately $2,206 was recognized in 2005 and classified as discontinued operations, net of minority interests, on the total sales price of $19,355 for the 405 Tasman Drive and 800 Embedded Way properties. The gain from the 405 Tasman Drive sale was recognized based on the installment method of profit recognition since the buyer did not make a sufficient initial down payment. Proceeds of approximately $15,061 from the 800 Embedded Way sale were classified as restricted cash to be used in tax-deferred property exchanges as of December 31, 2005.

PROPERTY ACQUISITION
In 2005, the Company acquired a 203,800 rentable square foot vacant R&D property located at 5521 Hellyer Avenue in San Jose, California. The purchase price for the property was approximately $14,026. The Company allocated the purchase price to land, building, and building improvements based upon the estimated relative fair values of such assets. Since the property was acquired vacant, there was no purchase price allocation to lease intangible assets.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

BERG LAND HOLDINGS OPTION AGREEMENT
Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde
J. Berg. At present, there are approximately 90 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed 20 acquisitions under the Berg Land Holdings Option Agreement representing approximately 1,992,000 rentable square feet. The acquired properties cost approximately $205,188, for which the Company issued 7,933,849 O.P Units and assumed debt of approximately $118,042. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus
(c) interest at LIBOR (London Interbank Offered Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus (d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus
(e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 or the seller's acquisition date to the close of escrow; minus (f) the aggregate principal amount of all debt encumbering the acquired property, or a lesser amount as approved by the members of the Independent Directors committee of the Company's Board of Directors. Generally, the Company will not acquire any projects until they are fully completed and leased.

No estimate can be given at this time as to the total cost to the Company to acquire future projects under the Berg Land Holdings Option Agreement, or the timing as to when the Company will acquire such projects. In addition to any projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 74 additional acres of land currently controlled by the Berg Group, which could support approximately 1.2 million square feet of new developments. Under the Berg Land Holdings Option Agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon, and Washington.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

7.   DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2005 and 2004.

                                                                                   Balance
        Debt Description                 Collateral Properties                  At December 31,         Maturity Date  Interest Rate
--------------------------------- --------------------------------------- ----------------------------- -------------- -------------
                                                                              2005            2004
--------------------------------- --------------------------------------- ----------------------------- -------------- -------------
                                                                             (dollars in thousands)
Line of Credit:
Berg Group (related parties)      2033-2043 Samaritan Drive, San Jose, CA          -        $  9,560            (1)           (1)
                                  2133 Samaritan Drive, San Jose, CA      -------------  --------------
                                  2233-2243 Samaritan Drive, San Jose, CA
                                  1310-1450 McCandless Drive, Milpitas, CA
                                  1795-1845 McCandless Drive, Milpitas, CA

Cupertino National Bank (2)       Not Applicable                                   -          24,208          12/06           (2)
                                                                          -------------  --------------
Mortgage Notes Payable
   (related parties):             5300-5350 Hellyer Avenue, San Jose, CA      10,051          10,420           6/10         7.650%
                                                                          -------------  --------------
Mortgage Notes Payable: (3)
Washington Mutual                 10460 Bubb Road, Cupertino, CA                   -             154            (4)         9.500%
Prudential Insurance Company
   of America (5)                 10300 Bubb Road, Cupertino, CA             117,290         119,441          10/08         6.560%
                                  10500 North De Anza Blvd, Cupertino, CA
                                  4050 Starboard Drive, Fremont, CA
                                  45700 Northport Loop, Fremont, CA
                                  45738 Northport Loop, Fremont, CA
                                  450 National Ave, Mountain View, CA
                                  6311 San Ignacio Avenue, San Jose, CA
                                  6321 San Ignacio Avenue, San Jose, CA
                                  6325 San Ignacio Avenue, San Jose, CA
                                  6331 San Ignacio Avenue, San Jose, CA
                                  6341 San Ignacio Avenue, San Jose, CA
                                  6351 San Ignacio Avenue, San Jose, CA
                                  3236 Scott Blvd, Santa Clara, CA
                                  3560 Bassett Street, Santa Clara, CA
                                  3570 Bassett Street, Santa Clara, CA
                                  3580 Bassett Street, Santa Clara, CA
                                  1135 Kern Avenue, Sunnyvale, CA
                                  1212 Bordeaux Lane, Sunnyvale, CA
                                  1230 E. Arques, Sunnyvale, CA
                                  1250 E. Arques, Sunnyvale, CA
                                  1170 Morse Avenue, Sunnyvale, CA
                                  1600 Memorex Drive, Santa Clara, CA
                                  1688 Richard Avenue, Santa Clara, CA
                                  1700 Richard Avenue, Santa Clara, CA
                                  3540 Bassett Street, Santa Clara, CA
                                  3542 Bassett Street, Santa Clara, CA
                                  3544 Bassett Street, Santa Clara, CA
                                  3550 Bassett Street, Santa Clara, CA
Northwestern Mutual Life
        Insurance Co. (6)         1750 Automation Parkway, San Jose, CA       91,417          94,517           1/13         5.640%
                                  1756 Automation Parkway, San Jose, CA
                                  1762 Automation Parkway, San Jose, CA
                                  6320 San Ignacio Avenue, San Jose, CA
                                  6540-6541 Via Del Oro, San Jose, CA
                                  6385-6387 San Ignacio Ave., San Jose, CA
                                  2251 Lawson Lane, Santa Clara, CA
                                  1325 McCandless Drive, Milpitas, CA
                                  1650-1690 McCandless Drive, Milpitas, CA
                                  20605-20705 Valley Green Dr., Cupertino, CA

Citicorp USA, Inc.                2001 Walsh Avenue, Santa Clara, CA               -          78,710            (2)           (2)
                                  2880 Scott Boulevard, Santa Clara, CA
                                  2890 Scott Boulevard, Santa Clara, CA
                                  2770-2800 Scott Boulevard, Santa Clara, CA
                                  2220 Central Expressway, Santa Clara, CA
                                  2300 Central Expressway, Santa Clara, CA
                                  2330 Central Expressway, Santa Clara, CA
                                  20400 Mariani Avenue, Cupertino, CA

Allianz Life Insurance Co. (I)(7) 5900 Optical Court, San Jose, CA            25,269               -           8/25         5.560%

Allianz Life Insurance Co. (II)(7)5325-5345 Hellyer Avenue, San Jose, CA     123,505               -           8/25         5.220%
                                  1768 Automation Parkway, San Jose, CA
                                  2880 Scott Boulevard, Santa Clara, CA
                                  2890 Scott Boulevard, Santa Clara, CA
                                  2800 Scott Boulevard, Santa Clara, CA
                                  20400 Mariani Avenue, Cupertino, CA
                                  10450-10460 Bubb Road, Cupertino, CA
                                                                          -------------  --------------
                                                                             357,481         292,822
                                                                          -------------  --------------
   Total                                                                    $367,532        $337,010
                                                                          =============  ==============

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

(1) The debt owed to the Berg Group under the line of credit carries a variable interest rate equal to LIBOR plus 1.30% and is payable in full in March 2006. The interest rate was 4.08% at December 31, 2004. Effective October 31, 2005, the Berg Group line of credit was terminated based on a mutual agreement between the Company and the Berg Group. Based on existing cash reserves and credit facilities, the Company determined that it no longer foresees a need for the Berg Group line of credit. There are no borrowings currently outstanding under the Berg Group line of credit. The Company did not incur any fees or charges for terminating the Berg Group line of credit.

(2) Interest rate for the Cupertino National Bank line of credit is LIBOR plus 1.75%. The interest rate for the Cupertino National Bank line of credit at December 31, 2005 and 2004 was 6.14% and 4.29%, respectively. On July 22, 2005, the Company entered into a "Change in Terms Agreement" with Cupertino National Bank, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40 million to $9 million. In December 2005, the Company entered into another "Change in Terms Agreement" with Cupertino National Bank that increased the facility from $9 million to $10 million. The Cupertino National Bank line of credit contains certain financial loan and reporting covenants as defined in the loan agreement. As of December 31, 2005, the Company was in compliance with these loan covenants. The interest rate for the Citicorp USA, Inc. mortgage loan at December 31, 2004 was 4.18%. The Citicorp loan was paid off in July 2005 with proceeds received from the Allianz Loan II.

(3) Mortgage notes payable generally require monthly installments of interest and principal ranging from $177 to $840 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% and 6.23% at December 31, 2005 and 2004, respectively.

(4) The Washington Mutual mortgage loan was paid off in its entirety in July 2005. It was collateralized by one property located at 10460 Bubb Road in Cupertino, California. This property was added as additional collateral to the Allianz Loan II.

(5) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. A limited partner, who is not a member of the Berg Group, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900, which were deferred and amortized over the loan period. The Prudential loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2005, the Company was in compliance with these loan covenants.

(6) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2005, the Company was in compliance with these loan covenants.

(7) The Allianz loans are payable in monthly installments of $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2005, the Company was in compliance with these loan covenants.


The following information is an update of obtained mortgage notes payable and other debt transaction that occurred during 2005. For additional details regarding the Company's mortgage notes payable and other debt outstanding as of December 31, 2005, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ALLIANZ LOAN I
On April 6, 2005, the Company obtained a $25,800 collateralized mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan I"). The Allianz Loan I originally matures on April 10, 2020 and must be paid in full at that time unless payment is accelerated by reason of a default or sale of the property that secures the loan. The Company paid approximately $252 in loan fees and financing costs, which are being amortized over the 20 year amended loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit. On July 26, 2005, in connection with the Allianz Loan II, the Company entered into a "Loan Modification Agreement" with Allianz, which extended the amortization period and maturity date of the Allianz Loan I from April 10, 2020 to August 10, 2025. This loan bears a fixed interest rate of 5.56% and principal payments are amortized over 20 years. The mortgage loan is collateralized by one property.

ALLIANZ LOAN II
On July 27, 2005, the Company obtained a $125,000 collateralized mortgage loan from Allianz Life Insurance Company of North America ("Allianz Loan II"). The Allianz Loan II matures on August 10, 2025, and must be paid in full at that time, unless payment is accelerated by reason of a default or sale of any property that secures the loan. This loan bears a fixed interest rate of 5.22% and principal payments are amortized over 20 years. The mortgage loan is collateralized by eight properties. The Company paid approximately $874 in loan fees and financing costs, which are being amortized over the 20 year loan period, and used the proceeds primarily to pay down short-term debt and the Berg Group line of credit.

INTEREST RATE DERIVATIVE
In 2005, the Company entered into cash flow interest rate derivative as a means to hedge exposure to an increase in interest rates prior to securing a loan commitment in connection with a refinancing of certain variable rate debt to fixed rate long term mortgage debt. The Company secured a 20 year fixed rate mortgage loan commitment for $125,000 at 5.22% annual interest rate and closed the derivative contracts. Since the interest rate derivative contracts did not qualify as a designated cash flow interest rate hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recorded an approximately $834 charge to interest expense in 2005.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

CUPERTINO NATIONAL BANK LINE OF CREDIT
The Company entered into a "Change in Terms Agreement" with Cupertino National Bank on July 22, 2005, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40,000 to $9,000. On December 22, 2005, the Company entered into another "Change in Terms Agreement" with Cupertino National Bank that increased the facility from $9,000 to $10,000. The line of credit bears an interest rate of LIBOR plus 1.75% and will expire in December 2006.

Scheduled principal payments on debt as of December 31, 2005 are as follows:

                                                  Fixed Rate Debt
                                            (Including Related Parties)
                                         ----------------------------------
         December 31, 2006                           $ 10,411
         December 31, 2007                             11,028
         December 31, 2008                            121,605
         December 31, 2009                              9,580
         December 31, 2010                             10,125
         Thereafter                                   204,783
                                         ----------------------------------
                                                     $367,532
                                         ==================================

8.   OPERATING PARTNERSHIP AND STOCKHOLDER DISTRIBUTIONS

Holders of the Company's common stock and O.P. Units are entitled to dividend distributions as determined and declared by the Company's Board of Directors. Under the Exchange Rights Agreement limited partners have the right to tender O.P. Units to the Company, and, at the Company's election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under the Company's charter document, or the overall 20% Berg Group ownership limit, as the case may be. O.P. Unit holders are entitled to vote when their O.P. Units are converted to shares of the Company's common stock. Once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, the Company will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or the Company will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

During 2005, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.64 per common share and O.P. Unit for total distributions of $66,886, including $16,725 payable in January 2006. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $50,209.

During 2004, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.88 per common share and O.P. Unit for total distributions of $91,944, including $16,718 payable in January 2005. During the fourth quarter of 2004, the Company's Board of Directors reduced the quarterly dividend distribution from $0.24 per common share and O.P. Unit to $0.16 per common share and O.P. Unit. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $69,075, which was financed by the Company as a draw on the Berg Group line of credit.

During 2003, the Company, as general partner of the operating partnerships, declared quarterly distributions aggregating $0.96 per common share and O.P. Unit for total distributions of $100,064, including $25,031 payable in January 2004. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $75,230, which was financed by the Company as a draw on the Berg Group line of credit.

9.   EQUITY-BASED COMPENSATION AND RETIREMENT INVESTMENT PLANS

The Company's 1997 Stock Option Plan ("1997 Plan") was approved by the Company's stockholders on November 10, 1997. On November 24, 2004, the 2004 Equity Incentive Plan ("2004 Plan") was approved by the Company's stockholders and replaced the 1997 Plan. The Company's board of directors approved the 2004 Plan in September 2004. No further options are available or will be granted under the 1997 Plan. In replacing the 1997 Plan, the 2004 Plan:

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

- transferred up to 3,991,089 remaining shares available for issuance under the Company's 1997 Plan and terminated the 1997 Plan for any new grants;
- transferred up to an additional 767,000 shares subject to outstanding options under the 1997 Plan if they expire without being exercised; and
- includes the ability to grant restricted stock, restricted stock units, performance units, dividend equivalent rights, and other stock-based compensation, including O.P. Units of the Operating Partnerships, as well as incentive and non-statutory stock options.

The 2004 Plan was adopted so that the Company may attract and retain the high quality employees, consultants and directors necessary to build the Company's infrastructure and to provide ongoing incentives to the Company's employees in the form of options to purchase the Company's common stock by enabling them to participate in the Company's success.

The 2004 Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors of the Company. Options to purchase a maximum of 3,281,089 shares of common stock may be granted under the 2004 Plan, subject to equitable adjustments to reflect certain corporate events.

Options were granted to four employees and three non-employee directors totaling 710,000 in 2005. No options were granted in 2004 and 2003.

The remaining contractual lives of unexercised options granted range from December 2006 to April 2011.

The following table shows the combined activity and detail for the 1997 and 2004 Plans for each of the three years in the period ended December 31, 2005.

                                                                  Weighted Average
                                                   Number          Exercise Price
                                                 of Options           Per Share
                                               ---------------    ------------------
         Balance, December 31, 2002                950,362             $10.65
              Options exercised                   (150,362)             $6.74
              Options cancelled                    (13,000)            $13.00
                                               ---------------
         Balance, December 31, 2003                787,000             $11.36
              Options exercised                    (20,000)             $8.25
                                               ---------------
         Balance, December 31, 2004                767,000             $11.44
              Options granted                      710,000             $10.00
              Options exercised                    (55,000)             $8.73
                                               ---------------
         Balance, December 31, 2005              1,422,000             $10.83
                                               ===============


The following table summarizes information regarding options outstanding for the 2004 Plan at December 31, 2005:

                                             Options Outstanding            Options Exercisable    Options Not Exercisable
                                     --------------------------------------------------------------------------------------
                                                     Weighted
                                                      Average     Weighted                 Weighted                Weighted
                                                     Remaining     Average                  Average                 Average
                                                    Contractual   Exercise                 Exercise                Exercise
          Range of Exercise Prices      Options    Life in Years    Price     Options        Price     Options       Price
         ------------------------------------------------------------------------------------------------------------------
         $8.25                            80,000         1.00       $8.25      80,000        $8.25           -           -
         $10.00                          695,000         5.33      $10.00     221,665       $10.00     473,335      $10.00
         $11.33                          375,000         3.33      $11.33     291,667       $11.33      83,333      $11.33
         $13.00                          272,000         0.83      $13.00     272,000       $13.00           -           -
                                     ------------                         ------------             ------------
         $8.25 to $13.00               1,422,000         3.70      $10.83     865,332       $11.23     556,668      $10.20
                                     ============                         ============             ============

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2005, outstanding options to purchase 865,332 shares of common stock were exercisable, but only 80,000 options were "in-the-money" based on the closing price of $9.74 at December 30, 2005, the last trading day of the year.

The 2004 Plan allows the Company to grant to employees and directors a wider range of awards than is permitted under the 1997 Plan, including restricted stock, stock grants, restricted stock units, performance units, other stock-based compensation, including O.P. Units exchangeable for shares of common stock, and dividend equivalent rights, which will help the Company achieve its goal of attracting, retaining and motivating its personnel which is necessary to build the Company's infrastructure, achieve the Company's business goals and enhance stockholder value. No options or awards may be granted under the 2004 Plan after November 24, 2014.

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

The options generally are granted at the fair market value of the Company's common shares at the date of grant, vest over a four-to-six year period, are exercisable upon vesting and expire six-to-eight years from the date of grant. The exercise price for all incentive stock options under the 2004 Plan shall not be less than the fair market value of the underlying common shares at the time the option was granted.

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

A total of 3,281,089 shares of common stock are reserved for issuance under the 2004 Plan. At no time may the number of shares issued pursuant to or subject to outstanding awards granted under the 2004 Plan exceed this number, subject to the provisions for increase and adjustment set forth in the 2004 Plan. If any option or award expires, terminates or is cancelled without being exercised in full, or any other award is forfeited, the shares forfeited or not purchased will be available for future grant of awards.

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2005, 2004 and 2003, the

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

Company recognized $103, $92 and $92 of expense for employer contributions made in connection with this Plan, respectively.

10.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The computation for weighted average shares is detailed below:


                                                                    Year Ended              Year Ended              Year Ended
                                                                December 31, 2005        December 31, 2004       December 31, 2003
                                                                --------------------     -------------------     -------------------
         Weighted average shares outstanding (basic)                 18,286,947              18,034,873              17,739,609
         Incremental shares from assumed option exercise                 38,712                  41,625                  63,338
                                                                --------------------     -------------------     -------------------
         Weighted average shares outstanding (diluted)               18,325,659              18,076,498              17,802,947
                                                                ====================     ===================     ===================

Outstanding options to purchase 647,000, 272,000 and 647,000 shares in 2005, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2005 and 2004 were 86,088,095 and 86,384,695, respectively.

11.  OTHER INCOME

Other income, including interest, was approximately $4,606, $6,913 and $4,525 for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, termination fees, prior tenant bankruptcy settlements, management fee income, interest income and security deposit forfeitures accounted for approximately $2,407, $108, $949, $567 and $455, respectively, of other income. For the year ended December 31, 2004, termination fees, prior tenant bankruptcy settlements and management fee income accounted for approximately $4,250, $1,199 and $1,219, respectively, of other income. For the year ended December 31, 2003, prior tenant bankruptcy settlements, management fee income, utility rebates and security deposit forfeitures accounted for approximately $2,231, $1,383, $381 and $181 respectively, of other income. Management fee is paid by the tenant to the landlord for the administration and supervision of the property.

12.  RELATED PARTY TRANSACTIONS

As of December 31, 2005 and 2004, the Berg Group owned 77,490,528 and 77,577,528 O.P. Units, respectively, of the total 86,088,095 and 86,384,695 O.P. Units issued and outstanding, respectively. The Berg Group's interest in the Company represents 74.1% and 74.2% of the Company as of December 31, 2005 and 2004, respectively, assuming conversion of the O.P. Units into common shares of the Company.

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

The Company did not acquire any properties from the Berg Group in 2005 or 2004.

DEBT WITH THE BERG GROUP
As of December 31, 2005 and 2004, debt in the amount of $0 and $9,560, respectively, was due the Berg Group under the line of credit. Effective October 31, 2005, the Company and the Berg Group mutually agreed to terminate the $20 million line of credit with the Berg Group. The Berg Group line of credit was originally scheduled to mature in March 2006. Based on existing cash reserves and credit facilities, the Company determined that it no longer foresees a need for the Berg Group line

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

of credit. The Company did not incur any fees or charges for terminating the Berg Group line of credit. Additionally, in 2005 and 2004, the operating partnerships declared distributions of $0.64 and $0.88 per O.P. Unit, respectively. Distributions paid to various members of the Berg Group in 2005, 2004 and 2003 were $50,209, $69,075 and $75,224, respectively. Interest expense incurred in connection with the Berg Group line of credit was $188, $266 and $227 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005 and 2004, debt in the amount of $10,051 and $10,420, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group mortgage note was $784, $811 and $837 for the years ended December 31, 2005, 2004 and 2003, respectively.

TRANSFER OF INTEREST TO BERG GROUP IN CONSOLIDATED JOINT VENTURE
In July 2000, the Hellyer Avenue Limited Partnership ("Hellyer LP") was formally organized as a California limited partnership between Mission West Properties, L.P. ("MWP"), of which the Company as the managing general partner, and Republic Properties Group ("RPC"), an unaffiliated third party, as general partner and limited partners. MWP was designated as the managing general partner of Hellyer LP. For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. ("Stellex") to provide a 15-year lease on approximately 160,000 square foot R&D buildings to be constructed by Berg & Berg Enterprises, Inc. ("BBE") on land owned by another Berg Group member.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was $711, $682 and $400 in 2005, 2004 and 2003, respectively. As of December 31, 2005, accumulated cash flow distributions from Hellyer LP totaling approximately $2.9 million were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in other assets, with an offsetting account payable to BBE.

If the litigation is ultimately decided in favor of the Company, the Independent Directors Committee of the Board of Directors has the right, but not the obligation, to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement between the Company and the Berg Group.

ACQUISITION OF CARL E. BERG'S INTEREST IN UNCONSOLIDATED JOINT VENTURE
In July 1999, an unrelated party, TBI, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company's Independent Directors Committee must approve the acquisition of any properties and that the Company's policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MSW, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MSW to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MSW owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling $53.6 million. The Independent Directors Committee approved the Company's acquisition of the Berg Group's 50% interest in the joint venture, effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MSW acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots.

BERG CONTROLLED ENTITIES HAVE FINANCIAL INTERESTS IN CERTAIN TENANTS THAT LEASE SPACE FROM THE COMPANY
During December 31, 2005, 2004 and 2003, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies where Mr. Berg has a greater than 10% ownership interest. These related tenants occupy a total of approximately 48,000 rentable square feet and contributed $731, $866 and $904 in rental revenue in 2005, 2004 and 2003, respectively. Under the Company's Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

BERG GROUP COMMITMENT TO COMPLETE FUTURE IMPROVEMENTS AND BUILDING IN CONNECTION WITH CERTAIN ACQUISITIONS FROM THE BERG GROUP UNDER THE BERG LAND HOLDINGS OPTION AGREEMENT
The Berg Group has an approximately $2.5 million commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose, California. The Company recorded this portion of its purchase consideration paid to the Berg Group as an Other Asset on its Consolidated Balance Sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

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

LAND LEASE RENT REIMBURSEMENT TO CARL E. BERG
One tenant is currently leasing four R&D buildings from the Company and is also leasing raw land from Carl E. Berg. Total rent from the tenant is paid directly to the Company, which includes the land rent. The Company reimburses Carl E. Berg $85 per month for the land rent portion.

LEASING AND OVERHEAD REIMBURSEMENTS PROVIDED BY BERG CONTROLLED ENTITY
The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $90 for each year ended December 31, 2005, 2004 and 2003.

13.  FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 107 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2020, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases as of December 31, 2005, excluding tenant reimbursements of expenses, are as follows:

         Year                    Minimum Rent
         --------------------------------------------
                            (dollars in thousands)
         2006                     $ 99,743
         2007                       86,183
         2008                       70,344
         2009                       64,448
         2010                       57,056
         Thereafter                152,808
                          ---------------------------
         Total                    $530,582
                          ===========================

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $21,842, $18,363 and $17,146 for the years ended December 31, 2005, 2004 and 2003, respectively.

Amounts of approximately $50,223, $75,326 and $75,224 were due the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2005, 2004 and 2003, respectively, and were treated as draws under the Berg Group line of credit.

For the years ended  December  31,  2005,  2004 and 2003,  296,600,  182,500 and
257,000 O.P. Units were exchanged for 296,600, 182,500 and 257,000 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. These non-cash transactions were valued at approximately $3,019, $2,238 and $2,826 for the years ended December 31, 2005, 2004 and 2003, respectively, based on the market closing price on the day of the transactions.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

REPUBLIC PROPERTIES CORPORATION (RPC) V. MISSION WEST PROPERTIES, L.P., IN THE CIRCUIT COURT OF MARYLAND FOR BALTIMORE CITY CASE NO. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership. In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case. Following a review of the Maryland Court's decision, our legal counsel advised us to request a review of the decision by the Maryland Appeals Court. A Maryland Appeals Court or any further court decision that may not rule in favor of Mission West Properties L.P. in this matter will not have a material adverse affect on our financial statements. In July 2004 RPC attached the Company's bank account for approximately $1.1 million. Following a July 2004 hearing in Superior Court of the State of California for the County of Santa Clara the parties agreed that the Company will post a $1.5 million bond and RPC will remove the attachment from the Company's bank account until final resolution of the appeal in Maryland. The Company posted a $1.5 million bond in August 2004 and classified it as restricted cash as of December 31, 2004 and 2005. In February 2001 the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which has been stayed pending resolution of the Maryland case. In December 2005, the Maryland Supreme Court heard the appeal filed by RPC. The Maryland Supreme Court has not rendered its decision. See Item 3, Legal Proceedings.

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

GUARANTEES
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2005.

The Company also enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of December 31, 2005.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

BERG LAND HOLDINGS OPTION AGREEMENT
In April 2005, the Berg Group disclosed the receipt of an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California that is subject to the Berg Land Holdings Option Agreement with the Company. The prospective purchaser has disclosed its intention to develop "for sale" industrial type buildings. In light of the overcapacity in the Silicon Valley R&D properties market and the Company's current inventory of available buildings for lease in this submarket, the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between the Company and any member of the Berg Group, authorized removal of this approximately 10-acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with acquiring undeveloped land for future development. In the event this parcel of land is not sold to this prospective purchaser, the parcel would not be deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition by the Company, under the Berg Land Holdings Option Agreement.

In light of the overcapacity in the Silicon Valley R&D properties market, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between the Company and any member of the Berg Group, authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with large scale residential development activities. Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition under the Berg Land Holdings Option Agreement.

16.  REAL ESTATE ASSET HELD FOR SALE AND DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted SFAS 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2005, 2004 and 2003. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

As of December 31, 2005, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale. As of December 31, 2005, the Company had contracts to sell certain properties totaling approximately 274,000 rentable square feet located in Sunnyvale and San Jose, California, for a total sales price of $51,250, which properties had a net book value of $28,360 at that date. Notwithstanding the existence of these contracts, the closings of these sales are contingent upon the buyers obtaining approvals from local governments to re-zone the properties from office/industrial to residential use. Thus, the properties do not qualify as assets held for sale in accordance with SFAS 144.

There was one property under contract to be sold or otherwise disposed of which did qualify as an asset held for sale as of December 31, 2004. Based on the expected net proceeds of the sale of that property, the Company recorded an asset impairment charge of ($2,193) in 2004. The property was sold for $8,500 in January 2005. The Company decided to sell the property after an unsolicited offer was made from an unrelated third party.

In 2005, the Company sold three properties for a total sales price of $27,855 (including the one sold in January 2005) resulting in a net gain of $2,206. Condensed results of operations for these properties for the years ended December 31, 2005, 2004 and 2003 are as follows:

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)


                                                                                          Years Ended December 31,
                                                                       -------------------------------------------------------------
                                                                              2005                  2004                  2003
                                                                       ------------------    ------------------    -----------------
         Revenues:                                                                        (dollars in thousands)
            Rental revenue from real estate                                 $   14                 $  565               $ 1,464
            Tenant reimbursements                                                1                    118                   188
            Other income                                                         -                      4                     1
                                                                       ------------------    ------------------    -----------------
               Total revenues                                                   15                    687                 1,653

         Expenses:
            Property operating, maintenance and real estate taxes              273                    609                   499
            Depreciation of real estate                                        316                    529                   635
            Asset impairment charge                                              -                  2,193                     -
                                                                       ------------------    ------------------    -----------------
              Total expenses                                                   589                  3,331                 1,134

         (Loss)/income from discontinued operations                           (574)                (2,644)                  519
         Gain from disposal of discontinued operations                       2,206                      -                     -
         Minority interest in (earnings)/loss from discontinued operations  (1,290)                 2,099                  (377)
                                                                       ------------------    ------------------    -----------------
         Income/(loss) from discontinued operations                         $  342                ($  545)              $    142
                                                                       ==================    ==================    =================

For the years ended December 31, 2005, 2004 and 2003, income from discontinued operations included results of operations from three properties sold in 2005 (also see Note 6).

17.  PROPERTY ACQUISITIONS

For real estate acquired subsequent to June 30, 2001, the effective date of SFAS 141, "Business Combinations," the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building/tenant improvements, and identified intangible assets and liabilities, including the value of the above or below market leases and in-place leases.

See Note 12 for discussion of property acquisitions from the Berg Group.

In 2005, the Company acquired a 203,800 rentable square foot vacant R&D property located at 5521 Hellyer Avenue in San Jose, California. The purchase price for the property was approximately $14,026. The Company allocated the purchase price to land, building, and building improvements based upon the estimated relative fair values of such assets. Since the property was acquired vacant, there was no purchase price allocation to lease intangible assets.

In 2003, the Company acquired the San Tomas Technology Park property for $110,013, which was financed through new third party debt and an existing line of credit. The purchase price was allocated to long-lived assets, one above-market in-place lease and the value of in-place leases as follows:

         Land                               $ 41,698
         Buildings and improvements           50,031
         Above-market in-place lease          11,172
         In-place leases                       7,112
                                            ---------
         Total cash purchase price          $110,013
                                            =========

The results of operations of the San Tomas Technology Park have been included in the Company's consolidated statements of operations since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease terms. Amortization related to above-market leases for the years ended December 31, 2005, 2004 and 2003 was $1,888, $1,888 and $1,416,
respectively, and was recorded as a reduction of rental revenue from real estate. Amortization expense related to in-place leases of $1,444, $1,762 and $881 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, approximately $874 became fully amortized and the asset cost and related accumulated amortization were removed from the accounts.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

Details of real estate related intangible assets at December 31, 2005 and 2004 are as follows:

                                                              2005          2004
                                                          ----------------------------
                                                              (dollars in thousands)
         Amortizable Intangible Assets:
         Above-market lease                                  $11,172       $11,172
         In-place leases                                       6,238         7,112
                                                          ----------------------------
         Gross real estate related intangible assets          17,410        18,284
         Less accumulated amortization                        (8,405)       (5,947)
                                                          ----------------------------
         Net real estate related intangible assets           $ 9,005       $12,337
                                                          ============================

The estimated aggregate amortization expense for the real estate related intangible assets for each of the five succeeding fiscal years is as follows:

                                                        Estimated
                               Estimated            Above Market Lease
                             In-place Lease            Amortization             Estimated
         Year             Amortization (expense)     (revenue off-set)      Total Amortization
         -----------------------------------------------------------------------------------------
                                                   (dollars in thousands)
         2006                     $1,285                  $1,888                  $3,173
         2007                      1,205                   1,888                   3,093
         2008                        311                   1,888                   2,199
         2009                        196                     315                     511
         2010                         29                       -                      29
                           -----------------------------------------------------------------------
         Total                    $3,026                  $5,979                  $9,005
                           =======================================================================

18.  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2005 (1) is as follows:

                                                                               For the Three Months Ended
                                                      March 31,              June 30,           September 30,         December 31,
                                                                                      (Unaudited)
                                                 -----------------------------------------------------------------------------------
     Rental revenue from continuing operations           $26,247               $25,104               $24,692              $24,722
     Income before gain on sales of assets, equity
        in earnings of unconsolidated joint venture
        and minority interests                           $14,324               $15,084               $12,433              $13,353
     Income from continuing operations                   $ 2,444               $ 2,729               $ 2,174              $ 2,337
     (Loss)/income from discontinued operations         ($    36)             ($    34)              $   277              $   136
     Net income                                          $ 2,408               $ 2,695               $ 2,451              $ 2,473
     Per share data:
        Basic net income per share                         $0.13                 $0.15                 $0.13                $0.13
        Diluted net income per share                       $0.13                 $0.15                 $0.13                $0.13
     Weighted average shares of common stock (basic)  18,110,524            18,257,982            18,356,278           18,418,855
     Weighted average shares of common stock (diluted)18,136,797            18,283,058            18,407,891           18,432,819

Quarterly financial information for the year ended December 31, 2004 (1) is as follows:

                                                                               For the Three Months Ended
                                                        March 31,              June 30,           September 30,         December 31,
                                                                                      (Unaudited)
                                                 -----------------------------------------------------------------------------------
     Rental revenue from continuing operations           $31,210               $29,821               $29,494              $28,814
     Income before gain on sales of assets, equity
        in earnings of unconsolidated joint venture
        and minority interests                           $20,065               $22,200               $18,437              $18,407
     Income from continuing operations                   $ 3,486               $ 3,830               $ 3,192              $ 3,348
     Income/(loss) from discontinued operations          $    37              ($    35)             ($    19)            ($   527)
     Net income                                          $ 3,523               $ 3,795               $ 3,173              $ 2,821
     Per share data:
        Basic net income per share                         $0.20                 $0.21                 $0.18                $0.16
        Diluted net income per share                       $0.19                 $0.21                 $0.18                $0.16
     Weighted average shares of common stock (basic)  17,969,416            18,016,356            18,071,484           18,081,321
     Weighted average shares of common stock (diluted)18,075,262            18,079,139            18,098,174           18,104,454

     (1) The summation of the quarterly financial data may not equal the annual number reported on the consolidated financial statements of operations due to rounding differences.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
             (Dollars in thousands, except share and per share data)

19.  SUBSEQUENT EVENTS

On January 5, 2006, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 31, 2005. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units.

In January 2006, the Company entered into a lease termination agreement with one tenant that has a lease expiring in 2010 for a termination fee of approximately $1,164, which will be recorded in 2006 revenue. In the event that the tenant is or becomes the subject of a bankruptcy petition, whether voluntary or involuntary, within 90 days after the tenant makes the payment and the settlement amount that the Company receives is adjudicated to be a preferential transfer, the Company will be entitled to assert a claim against the tenant for the full amount of its claim, including any amounts the Company may be compelled to return to the tenant's estate, and the Company shall be free to pursue the full amount of the tenant's remaining obligations to the Company.

On March 9, 2006, the Company acquired a fully leased office/R&D property with approximately 96,000 rentable square feet located at 233 South Hillview Drive in Milpitas, California from Sipex Corporation. The total acquisition price for this property was approximately $13,450 and was funded from the proceeds received from the 800 Embedded Way property sale, which was classified as restricted cash as of December 31, 2005 (unaudited).

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                         FINANCIAL STATEMENT SCHEDULES



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

The audits referred to in our report dated February 3, 2006 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.


In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


                                                \S\ BDO Seidman, LLP


San Francisco, California
February 3, 2006

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2005
                             (dollars in thousands)

                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                              December 31,           Buildings   Subsequent to              Buildings
                                                2005                    and      Construction/                and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
5300-5350 Hellyer Avenue      San Jose    C     $10,051   $ 5,742     $ 11,442                 $  5,742     $ 11,442    $  17,184
10401-10411 Bubb Road         Cupertino   A                   633        3,078                      633        3,078        3,711
45365 Northport Loop          Fremont                       2,447        5,711        $   11      2,447        5,722        8,169
45700 Northport Loop          Fremont     F                 1,184        5,760             7      1,184        5,767        6,951
45738 Northport Loop          Fremont     F                   891        4,338             5        891        4,343        5,234
4050 Starboard Drive          Fremont     F                 1,329        6,467             8      1,329        6,475        7,804
3501 W. Warren Ave/Fremont    Fremont                       1,866        9,082         1,213      1,866       10,295       12,161
48800 Milmont Blvd            Fremont                       1,013        4,932                    1,013        4,932        5,945
4750 Patrick Henry Drive      Santa Clara                   1,604        7,805           153      1,604        7,958        9,562
3520 Bassett Street           Santa Clara D                 1,104        5,371                    1,104        5,371        6,475
3530 Bassett Street           Santa Clara B,D                 849        4,133                      849        4,133        4,982
5850-5870 Hellyer Avenue      San Jose                      2,787        6,502           112      2,787        6,614        9,401
5750 Hellyer Avenue           San Jose                      3,266        3,354                    3,266        3,354        6,620
800 Embedded Way              San Jose                      1,794            -                    1,794            -        1,794
5500 Hellyer Avenue           San Jose                      4,735       12,484            39      4,735       12,523       17,258
5550 Hellyer Avenue           San Jose                      3,261        3,478                    3,261        3,478        6,739
5400 Hellyer Avenue           San Jose                      3,238        5,007           215      3,238        5,222        8,460
5325 Hellyer Avenue           San Jose    H                 4,684       10,230            40      4,684       10,270       14,954
5345 Hellyer Avenue           San Jose    H                 4,866        5,822                    4,866        5,822       10,688
5905-5965 Silver Crk Valley RdSan Jose                      8,437       17,316                    8,437       17,316       25,753
5905-5965 Silver Crk Valley RdSan Jose                      3,438        2,727                    3,438        2,727        6,165
855 Embedded Way              San Jose    K                 3,289        6,521            68      3,289        6,589        9,878
1065-1105 La Avenida St       Mtn View                     46,832      109,275            65     46,832      109,340      156,172
1750 Automation Parkway       San Jose    G                 4,789       11,174           315      4,789       11,489       16,278
1756 Automation Parkway       San Jose    G                 4,378       10,216            15      4,378       10,231       14,609
1762 Automation Parkway       San Jose    G                 4,804       12,224            20      4,804       12,244       17,048
1768 Automation Parkway       San Jose    H                 8,195       19,121            14      8,195       19,135       27,330
255 Caspian Drive             Sunnyvale                     3,491        7,160         1,672      3,491        8,832       12,323
245 Caspian Drive             Sunnyvale                     5,894            -                    5,894            -        5,894
5970 Optical Court            San Jose                      2,758        8,395                    2,758        8,395       11,153
5900 Optical Court            San Jose    H                 3,634       12,677            83      3,634       12,760       16,394
2630 Orchard Parkway          San Jose                      2,931        5,863            22      2,931        5,885        8,816
2610 Orchard Parkway          San Jose    J                 2,615        5,231                    2,615        5,231        7,846
55 West Trimble Road          San Jose    J                 4,435        8,869                    4,435        8,869       13,304
2001 Walsh Avenue             Santa Clara E,I               4,610        5,245                    4,610        5,245        9,855
2880 Scott Boulevard          Santa Clara E,H,I            14,501       25,501                   14,501       25,501       40,002
2890 Scott Boulevard          Santa Clara E,H,I             3,081       10,844                    3,081       10,844       13,925
2770-2800 Scott Boulevard     Santa Clara E,H               7,138        7,075             2      7,138        7,077       14,215
2300 Central Expressway       Santa Clara E,I               2,390       14,418                    2,390       14,418       16,808
2220 Central Expressway       Santa Clara E,I               3,304        3,427           162      3,304        3,589        6,893
2330 Central Expressway       Santa Clara E                 3,673        3,932                    3,673        3,932        7,605
2251 Lawson Lane              Santa Clara G                 1,952        9,498                    1,952        9,498       11,450
1230 East Arques              Sunnyvale   F                   540        2,628            39        540        2,667        3,207
1250 East Arques              Sunnyvale   F                 1,335        6,499                    1,335        6,499        7,834
20400 Mariani Avenue          Cupertino   H                 1,670        8,125                    1,670        8,125        9,795
10500 De Anza Blvd            Cupertino   F                 7,666       37,304                    7,666       37,304       44,970
20605-20705 Valley Green      Cupertino   G                 3,490       16,984                    3,490       16,984       20,474
10300 Bubb Road               Cupertino   F                   635        3,090                      635        3,090        3,725
10440 Bubb Road               Cupertino                       434        2,112            61        434        2,173        2,607
10460 Bubb Road               Cupertino   H                   994        4,838         1,325        994        6,163        7,157
1135 Kern Avenue              Sunnyvale   F                   407        1,982                      407        1,982        2,389
450 National Avenue           Mtn View    F                   611        2,973            50        611        3,023        3,634
3301 Olcott Street            Santa Clara                   1,846        8,984                    1,846        8,984       10,830
2800 Bayview Avenue           Fremont                       1,070        5,205            60      1,070        5,265        6,335
5521 Hellyer Avenue           San Jose                      4,534        9,650                    4,534        9,650       14,184
6850 Santa Teresa Blvd        San Jose                        377        1,836           819        377        2,655        3,032
6810 Santa Teresa Blvd        San Jose                      2,567        5,991           234      2,567        6,225        8,792
140-160 Great Oaks Blvd       San Jose                      1,402        6,822           755      1,402        7,577        8,979
6541 Via del Oro/6385 San Ig  San Jose    G                 1,039        5,057            91      1,039        5,148        6,187


                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2005
                             (dollars in thousands)

                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
5300-5350 Hellyer Avenue      San Jose    C             $ 1,610         5/00              L
10401-10411 Bubb Road         Cupertino   A                 579         7/98              L
45365 Northport Loop          Fremont                       758        10/00              L
45700 Northport Loop          Fremont     F               1,082         7/98              L
45738 Northport Loop          Fremont     F                 817         7/98              L
4050 Starboard Drive          Fremont     F               1,216         7/98              L
3501 W. Warren Ave/Fremont    Fremont                     1,954         7/98              L
48800 Milmont Blvd            Fremont                       926         7/98              L
4750 Patrick Henry Drive      Santa Clara                 1,595         7/98              L
3520 Bassett Street           Santa Clara D               1,008         7/98              L
3530 Bassett Street           Santa Clara B,D               776         7/98              L
5850-5870 Hellyer Avenue      San Jose                    1,168        11/98              L
5750 Hellyer Avenue           San Jose                      370         8/01              L
800 Embedded Way              San Jose                        -         3/00              L
5500 Hellyer Avenue           San Jose                    1,531         2/01              L
5550 Hellyer Avenue           San Jose                      418         6/01              L
5400 Hellyer Avenue           San Jose                      808         7/00              L
5325 Hellyer Avenue           San Jose    H               1,317         1/01              L
5345 Hellyer Avenue           San Jose    H                 705         1/02              L
5905-5965 Silver Crk Valley RdSan Jose                    1,948         7/01              L
5905-5965 Silver Crk Valley RdSan Jose                      290        10/01              L
855 Embedded Way              San Jose    K                 804         5/01              L
1065-1105 La Avenida Street   Mtn View                   18,449         4/99              L
1750 Automation Parkway       San Jose    G               1,867         7/99              L
1756 Automation Parkway       San Jose    G               1,544         1/00              L
1762 Automation Parkway       San Jose    G               1,771         4/00              L
1768 Automation Parkway       San Jose    H               2,440        12/00              L
255 Caspian Drive             Sunnyvale                   1,334         4/00              L
245 Caspian Drive             Sunnyvale                       -         4/01              L
5970 Optical Court            San Jose                      420        12/03              L
5900 Optical Court            San Jose    H               1,146         7/02              L
2630 Orchard Parkway          San Jose                      565         3/02              L
2610 Orchard Parkway          San Jose    J                 502         3/02              L
55 West Trimble Road          San Jose    J                 851         3/02              L
2001 Walsh Avenue             Santa Clara E,I             1,071         4/03              L
2880 Scott Boulevard          Santa Clara E,H,I           3,197         4/03              L
2890 Scott Boulevard          Santa Clara E,H,I           1,101         4/03              L
2770-2800 Scott Boulevard     Santa Clara E,H               487         4/03              L
2300 Central Expressway       Santa Clara E,I             5,712         4/03              L
2220 Central Expressway       Santa Clara E,I               286         4/03              L
2330 Central Expressway       Santa Clara E                 270         4/03              L
2251 Lawson Lane              Santa Clara G               1,782         7/98              L
1230 East Arques              Sunnyvale   F                 524         7/98              L
1250 East Arques              Sunnyvale   F               1,219         7/98              L
20400 Mariani Avenue          Cupertino   H               1,526         7/98              L
10500 De Anza Blvd            Cupertino   F               6,998         7/98              L
20605-20705 Valley Green      Cupertino   G               3,188         7/98              L
10300 Bubb Road               Cupertino   F                 581         7/98              L
10440 Bubb Road               Cupertino                     415         7/98              L
10460 Bubb Road               Cupertino   H               1,119         7/98              L
1135 Kern Avenue              Sunnyvale   F                 375         7/98              L
450 National Avenue           Mtn View    F                 562         7/98              L
3301 Olcott Street            Santa Clara                 1,687         7/98              L
2800 Bayview Avenue           Fremont                       997         7/98              L
5521 Hellyer Avenue           San Jose                      110         2/05              L
6850 Santa Teresa Blvd        San Jose                      648         7/98              L
6810 Santa Teresa Blvd        San Jose                    1,042         3/99              L
140-160 Great Oaks Blvd       San Jose                    1,497         7/98              L
6541 Via del Oro/6385 San Ig  San Jose    G                 949         7/98              L

                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                              December 31,           Buildings   Subsequent to              Buildings
                                                2005                    and      Construction/                and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
6311-6351 San Ignacio Avenue  San Jose    F                 6,246       30,396           170      6,246       30,566       36,812
6320-6360 San Ignacio Avenue  San Jose    G                 2,616       12,732           439      2,616       13,171       15,787
75 E. Trimble Rd/2610 N.1st StSan Jose                      3,477       16,919            85      3,477       17,004       20,481
2033-2243 Samaritan Drive     San Jose                      5,046       24,556           154      5,046       24,710       29,756
1170 Morse Avenue             Sunnyvale   F                   658        3,201                      658        3,201        3,859
3236 Scott Blvd               Santa Clara F                 1,234        6,005                    1,234        6,005        7,239
1212 Bordeaux Lane            Sunnyvale   F                 2,250       10,948                    2,250       10,948       13,198
1325-1810 McCandless Drive    Milpitas    G                13,994       66,213         1,420     13,994       67,633       81,627
1600 Memorex Drive            Santa Clara F                 1,221        5,940            11      1,221        5,951        7,172
1688 Richard Avenue           Santa Clara F                 1,248        2,913             6      1,248        2,919        4,167
1700 Richard Avenue           Santa Clara F                 1,727        4,030                    1,727        4,030        5,757
3506-3510 Bassett Street      Santa Clara D                   943        4,591           116        943        4,707        5,650
3540-3544 Bassett Street      Santa Clara F,D               1,565        7,615           189      1,565        7,804        9,369
3550 Bassett Street           Santa Clara F,D               1,079        5,251            33      1,079        5,284        6,363
3560 Bassett Street           Santa Clara F,D               1,075        5,233             8      1,075        5,241        6,316
3570-3580 Bassett Street      Santa Clara F,D               1,075        5,233                    1,075        5,233        6,308
   Prudential Ins. Co. of America Loan    F     117,290
   Northwestern Mutual Life Ins. Co.      G      91,417
   Allianz Life Insurance Company         H     148,774
                                             ------------ ---------   ---------- ------------- ---------- ------------ ------------
                                               $367,532  $273,933     $773,561      $10,306    $273,933     $783,867   $1,057,800
                                             ============ =========   ========== ============= ========== ============ ============


                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
6311-6351 San Ignacio Avenue  San Jose    F               5,809         7/98              L
6320-6360 San Ignacio Avenue  San Jose    G               2,497         7/98              L
75 E. Trimble Rd/2610 N.1st StSan Jose                    3,240         7/98              L
2033-2243 Samaritan Drive     San Jose                    4,652         7/98              L
1170 Morse Avenue             Sunnyvale   F                 602         7/98              L
3236 Scott Blvd               Santa Clara F               1,128         7/98              L
1212 Bordeaux Lane            Sunnyvale   F               2,056         7/98              L
1325-1810 McCandless Drive    Milpitas    G              12,854         7/98              L
1600 Memorex Drive            Santa Clara F               1,096         7/98              L
1688 Richard Avenue           Santa Clara F                 550         9/98              L
1700 Richard Avenue           Santa Clara F                 650         8/99              L
3506-3510 Bassett Street      Santa Clara D                 915         7/98              L
3540-3544 Bassett Street      Santa Clara F,D             1,473         7/98              L
3550 Bassett Street           Santa Clara F,D             1,012         7/98              L
3560 Bassett Street           Santa Clara F,D               989         7/98              L
3570-3580 Bassett Street      Santa Clara F,D               984         7/98              L
   Prudential Ins. Co. of America Loan    F
   Northwestern Mutual Life Ins. Co.      G
   Allianz Life Insurance Company         H
                                                 ----------------
                                                      $130,419
                                                 ================

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property's ownership is held by an affiliated party since September 2000.
(D)  Part of the property group referred to as the Triangle Technology Park.
(E)  Part of the property group referred to as the San Tomas Technology Park.
(F) Encumbered by the $117,290 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $91,417 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $148,774 Allianz Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $18,284. Approximately $874 was fully amortized in 2005 and the asset cost and its related accumulated amortization was removed from the accounts.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.
(K) This property was sold in October 2005. The Company retained 32.5%, or approximately 7.9 acres, of raw land.
(L)  Depreciation is computed based on the following estimated lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2004
                             (dollars in thousands)

                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                              December 31,           Buildings   Subsequent to              Buildings
                                                2004                    and      Construction/                and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
5300-5350 Hellyer Avenue      San Jose    E     $10,420   $ 5,742     $ 11,442                  $ 5,742     $ 11,442     $ 17,184
10401-10411 Bubb Road         Cupertino   A                   633        3,078                      633        3,078        3,711
45365 Northport Loop          Fremont                       2,447        5,711        $   11      2,447        5,722        8,169
45700 Northport Loop          Fremont     B                 1,184        5,760             7      1,184        5,767        6,951
45738 Northport Loop          Fremont     B                   891        4,338             5        891        4,343        5,234
4050 Starboard Drive          Fremont     B                 1,329        6,467             8      1,329        6,475        7,804
3501 W. Warren Ave/Fremont    Fremont                       1,866        9,082         1,053      1,866       10,135       12,001
48800 Milmont Blvd            Fremont                       1,013        4,932                    1,013        4,932        5,945
4750 Patrick Henry Drive      Santa Clara                   1,604        7,805           153      1,604        7,958        9,562
3520 Bassett Street           Santa Clara C                 1,104        5,371                    1,104        5,371        6,475
3530 Bassett Street           Santa Clara C,D                 849        4,133                      849        4,133        4,982
5850-5870 Hellyer Avenue      San Jose                      2,787        6,502                    2,787        6,502        9,289
5750 Hellyer Avenue           San Jose                      3,266        3,354                    3,266        3,354        6,620
800 Embedded Way              San Jose                      5,508       12,134            16      5,508       12,150       17,658
5500 Hellyer Avenue           San Jose                      4,735       12,484            39      4,735       12,523       17,258
5550 Hellyer Avenue           San Jose                      3,261        3,478                    3,261        3,478        6,739
5400 Hellyer Avenue           San Jose                      3,238        5,007           215      3,238        5,222        8,460
5325 Hellyer Avenue           San Jose                      4,684       10,231            40      4,684       10,271       14,955
5345 Hellyer Avenue           San Jose                      4,866        5,822                    4,866        5,822       10,688
5905-5965 Silver Crk Valley RdSan Jose                      8,437       17,317                    8,437       17,317       25,754
5905-5965 Silver Crk Valley RdSan Jose                      3,438        2,727                    3,438        2,727        6,165
855 Embedded Way              San Jose                      3,289        6,521            68      3,289        6,589        9,878
1065-1105 La Avenida Street   Mtn View                     46,832      109,275            65     46,832      109,340      156,172
1750 Automation Parkway       San Jose    H                 4,789       11,174           315      4,789       11,489       16,278
1756 Automation Parkway       San Jose    H                 4,378       10,216            15      4,378       10,231       14,609
1762 Automation Parkway       San Jose    H                 4,804       12,224            20      4,804       12,244       17,048
1768 Automation Parkway       San Jose                      8,195       19,121            14      8,195       19,135       27,330
255 Caspian Drive             Sunnyvale                     3,491        7,160         1,559      3,491        8,719       12,210
245 Caspian Drive             Sunnyvale                     5,894            -                    5,894            -        5,894
5970 Optical Court            San Jose                      2,758        8,395                    2,758        8,395       11,153
5900 Optical Court            San Jose                      3,634       12,677            83      3,634       12,760       16,394
2630 Orchard Parkway          San Jose                      2,931        5,863            22      2,931        5,885        8,816
2610 Orchard Parkway          San Jose    K                 2,615        5,231                    2,615        5,231        7,846
55 West Trimble Road          San Jose    K                 4,435        8,869                    4,435        8,869       13,304
2001 Walsh Avenue             Santa Clara G,I,J             4,610        5,245                    4,610        5,245        9,855
2880 Scott Boulevard          Santa Clara G,I,J            14,501       25,501                   14,501       25,501       40,002
2890 Scott Boulevard          Santa Clara G,I,J             3,081       10,844                    3,081       10,844       13,925
2770-2800 Scott Boulevard     Santa Clara G,I               7,138        7,075             2      7,138        7,077       14,215
2300 Central Expressway       Santa Clara G,I,J             2,390       14,418                    2,390       14,418       16,808
2220 Central Expressway       Santa Clara G,I,J             3,304        4,301           162      3,304        4,463        7,767
2330 Central Expressway       Santa Clara G,I               3,673        3,932                    3,673        3,932        7,605
2251 Lawson Lane              Santa Clara H                 1,952        9,498                    1,952        9,498       11,450
1230 East Arques              Sunnyvale   B                   540        2,628            39        540        2,667        3,207
1250 East Arques              Sunnyvale   B                 1,335        6,499                    1,335        6,499        7,834
3120 Scott Blvd               Santa Clara M                 2,044        7,755                    2,044        7,755        9,799(N)
20400 Mariani Avenue          Cupertino   I                 1,670        8,125                    1,670        8,125        9,795
10500 De Anza Blvd            Cupertino   B                 7,666       37,304                    7,666       37,304       44,970
20605-20705 Valley Green      Cupertino   H                 3,490       16,984                    3,490       16,984       20,474
10300 Bubb Road               Cupertino   B                   635        3,090                      635        3,090        3,725
10440 Bubb Road               Cupertino                       434        2,112            61        434        2,173        2,607
10460 Bubb Road               Cupertino             154       994        4,838         1,161        994        5,999        6,993
1135 Kern Avenue              Sunnyvale   B                   407        1,982                      407        1,982        2,389
405 Tasman Drive              Sunnyvale                       550        2,676            90        550        2,766        3,316
450 National Avenue           Mtn View    B                   611        2,973                      611        2,973        3,584
3301 Olcott Street            Santa Clara                   1,846        8,984                    1,846        8,984       10,830
2800 Bayview Avenue           Fremont                       1,070        5,205            60      1,070        5,265        6,335
6850 Santa Teresa Blvd        San Jose                        377        1,836           820        377        2,656        3,033
6810 Santa Teresa Blvd        San Jose                      2,567        5,991            12      2,567        6,003        8,570

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2004
                             (dollars in thousands)

                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
5300-5350 Hellyer Avenue      San Jose    E            $ 1,323          5/00              L
10401-10411 Bubb Road         Cupertino   A                502          7/98              L
45365 Northport Loop          Fremont                      613         10/00              L
45700 Northport Loop          Fremont     B                938          7/98              L
45738 Northport Loop          Fremont     B                708          7/98              L
4050 Starboard Drive          Fremont     B              1,054          7/98              L
3501 W. Warren Ave/Fremont    Fremont                    1,490          7/98              L
48800 Milmont Blvd            Fremont                      803          7/98              L
4750 Patrick Henry Drive      Santa Clara                1,375          7/98              L
3520 Bassett Street           Santa Clara C                873          7/98              L
3530 Bassett Street           Santa Clara C,D              673          7/98              L
5850-5870 Hellyer Avenue      San Jose                   1,005         11/98              L
5750 Hellyer Avenue           San Jose                     286          8/01              L
800 Embedded Way              San Jose                   1,488          3/00              L
5500 Hellyer Avenue           San Jose                   1,223          2/01              L
5550 Hellyer Avenue           San Jose                     321          6/01              L
5400 Hellyer Avenue           San Jose                     652          7/00              L
5325 Hellyer Avenue           San Jose                   1,053          1/01              L
5345 Hellyer Avenue           San Jose                     562          1/02              L
5905-5965 Silver Crk Valley RdSan Jose                   1,515          7/01              L
5905-5965 Silver Crk Valley RdSan Jose                     222         10/01              L
855 Embedded Way              San Jose                     632          5/01              L
1065-1105 La Avenida Street   Mtn View                  15,715          4/99              L
1750 Automation Parkway       San Jose    H              1,580          7/99              L
1756 Automation Parkway       San Jose    H              1,286          1/00              L
1762 Automation Parkway       San Jose    H              1,462          4/00              L
1768 Automation Parkway       San Jose                   1,960         12/00              L
255 Caspian Drive             Sunnyvale                  1,035          4/00              L
245 Caspian Drive             Sunnyvale                      -          4/01              L
5970 Optical Court            San Jose                     210         12/03              L
5900 Optical Court            San Jose                     818          7/02              L
2630 Orchard Parkway          San Jose                     416          3/02              L
2610 Orchard Parkway          San Jose    K                371          3/02              L
55 West Trimble Road          San Jose    K                629          3/02              L
2001 Walsh Avenue             Santa Clara G,I,J            654          4/03              L
2880 Scott Boulevard          Santa Clara G,I,J          1,979          4/03              L
2890 Scott Boulevard          Santa Clara G,I,J            687          4/03              L
2770-2800 Scott Boulevard     Santa Clara G,I              310          4/03              L
2300 Central Expressway       Santa Clara G,I,J          3,623          4/03              L
2220 Central Expressway       Santa Clara G,I,J            892          4/03              L
2330 Central Expressway       Santa Clara G,I              172          4/03              L
2251 Lawson Lane              Santa Clara H              1,545          7/98              L
1230 East Arques              Sunnyvale   B                453          7/98              L
1250 East Arques              Sunnyvale   B              1,057          7/98              L
3120 Scott Blvd               Santa Clara M              1,578 (N)      7/98              L
20400 Mariani Avenue          Cupertino   I              1,323          7/98              L
10500 De Anza Blvd            Cupertino   B              6,066          7/98              L
20605-20705 Valley Green      Cupertino   H              2,764          7/98              L
10300 Bubb Road               Cupertino   B                503          7/98              L
10440 Bubb Road               Cupertino                    353          7/98              L
10460 Bubb Road               Cupertino                    944          7/98              L
1135 Kern Avenue              Sunnyvale   B                325          7/98              L
405 Tasman Drive              Sunnyvale                    452          7/98              L
450 National Avenue           Mtn View    B                484          7/98              L
3301 Olcott Street            Santa Clara                1,463          7/98              L
2800 Bayview Avenue           Fremont                      858          7/98              L
6850 Santa Teresa Blvd        San Jose                     544          7/98              L
6810 Santa Teresa Blvd        San Jose                     876          3/99              L

                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                              December 31,           Buildings   Subsequent to              Buildings
                                                2004                    and      Construction/                and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
140-160 Great Oaks Blvd       San Jose                      1,402        6,822           755      1,402        7,577        8,979
6541 Via del Oro/6385 San Ig  San Jose    H                 1,039        5,057                    1,039        5,057        6,096
6311-6351 San Ignacio Ave     San Jose    B                 6,246       30,396           170      6,246       30,566       36,812
6320-6360 San Ignacio Ave     San Jose    H                 2,616       12,732           439      2,616       13,171       15,787
75 E. Trimble Rd/2610 N.1st StSan Jose                      3,477       16,919            85      3,477       17,004       20,481
2033-2243 Samaritan Drive     San Jose    F       9,560     5,046       24,556           154      5,046       24,710       29,756
1170 Morse Avenue             Sunnyvale   B                   658        3,201                      658        3,201        3,859
3236 Scott Blvd               Santa Clara B                 1,234        6,005                    1,234        6,005        7,239
1212 Bordeaux Lane            Sunnyvale   B                 2,250       10,948                    2,250       10,948       13,198
1325-1810 McCandless Drive    Milpitas    F,H              13,994       66,213         1,363     13,994       67,576       81,570
1600 Memorex Drive            Santa Clara B                 1,221        5,940            11      1,221        5,951        7,172
1688 Richard Avenue           Santa Clara B                 1,248        2,913             6      1,248        2,919        4,167
1700 Richard Avenue           Santa Clara B                 1,727        4,030                    1,727        4,030        5,757
3506-3510 Bassett Street      Santa Clara C                   943        4,591           116        943        4,707        5,650
3540-3544 Bassett Street      Santa Clara B,C               1,565        7,615           189      1,565        7,804        9,369
3550 Bassett Street           Santa Clara B,C               1,079        5,251            33      1,079        5,284        6,363
3560 Bassett Street           Santa Clara B,C               1,075        5,233             8      1,075        5,241        6,316
3570-3580 Bassett Street      Santa Clara B,C               1,075        5,233                    1,075        5,233        6,308
   Prudential Ins. Co. of America Loan    B     119,441
   Northwestern Mutual Life Ins. Co.      H      94,517
   Citicorp USA, Inc.                     I      78,710
                                             ------------ --------- ------------ ------------- ---------- ------------ ------------
                                               $312,802  $275,707     $787,352        $9,444   $275,707     $796,796   $1,072,503(N)
                                             ============ ========= ============ ============= ========== ============ ============


                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
140-160 Great Oaks Blvd       San Jose                   1,255          7/98              L
6541 Via del Oro/6385 San Ig  San Jose    H                823          7/98              L
6311-6351 San Ignacio Ave     San Jose    B              5,025          7/98              L
6320-6360 San Ignacio Ave     San Jose    H              2,149          7/98              L
75 E. Trimble Rd/2610 N.1st StSan Jose                   2,804          7/98              L
2033-2243 Samaritan Drive     San Jose    F              3,923          7/98              L
1170 Morse Avenue             Sunnyvale   B                522          7/98              L
3236 Scott Blvd               Santa Clara B                978          7/98              L
1212 Bordeaux Lane            Sunnyvale   B              1,782          7/98              L
1325-1810 McCandless Drive    Milpitas    F,H           11,059          7/98              L
1600 Memorex Drive            Santa Clara B                946          7/98              L
1688 Richard Avenue           Santa Clara B                476          9/98              L
1700 Richard Avenue           Santa Clara B                549          8/99              L
3506-3510 Bassett Street      Santa Clara C                790          7/98              L
3540-3544 Bassett Street      Santa Clara B,C            1,275          7/98              L
3550 Bassett Street           Santa Clara B,C              876          7/98              L
3560 Bassett Street           Santa Clara B,C              857          7/98              L
3570-3580 Bassett Street      Santa Clara B,C              853          7/98              L
   Prudential Ins. Co. of America Loan    B
   Northwestern Mutual Life Ins. Co.      H
   Citicorp USA, Inc.                     I
                                                 ----------------
                                                      $111,640(N)
                                                 ================


(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) Encumbered by the $119,441 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(C)  Part of the property group referred to as the Triangle Technology Park.
(D) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(E) 50% of this property's ownership is held by an affiliated party since September 2000.
(F) Three properties at Samaritan Drive and two properties at McCandless Drive are encumbered by the $9,560 debt due the Berg Group under the line of credit.
(G)  Part of the property group referred to as the San Tomas Technology Park.
(H) Encumbered by the $94,517 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Encumbered by the $78,710 Citicorp USA, Inc. loan - full amount of loan shown at the bottom of the schedule.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $18,284.
(K) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.
(L)  Depreciation is computed based on the following estimated lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.
(M) This property was designated as asset held for sale at December 31, 2004. Upon the classification of real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less selling costs. Accordingly, the carrying value of 3120 Scott Blvd. reflects a write-down of $2,193. In January 2005, this property was sold for a total sale price of $8,500.
(N) Investments in properties of $1,072,053 include one property held for sale of $9,799. Accumulated depreciation and amortization of $111,640 includes accumulated depreciation from one property held for sale of $1,578. The net book value of the property held for sale of $8,221 is reflected on the consolidated balance sheets as of December 31, 2004. See Note to Schedule III below.

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2005 and 2004
                             (dollars in thousands)

1. Reconciliation of real estate and accumulated depreciation and amortization:

                                                                                          2005                       2004
                                                                                 ------------------------   ------------------------
Real estate investments:
   Balance at beginning of year                                                       $1,072,503                 $1,074,994
   Additions                                                                              15,151                      1,421
   Dispositions                                                                          (28,980)                         -
   Reclassification                                                                         (874)                    (1,719)
   Impairment charge                                                                           -                     (2,193)
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                             $1,057,800                 $1,072,503
                                                                                 ------------------------   ------------------------

Accumulated depreciation and amortization:
   Balance at beginning of year                                                         $111,640                   $ 89,243
   Additions                                                                              23,487                     23,764
   Dispositions                                                                           (3,834)                         -
   Reclassification                                                                         (874)                    (1,367)
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                               $130,419                   $111,640
                                                                                 ------------------------   ------------------------


Net investments in properties                                                           $927,381                   $960,863
                                                                                 ========================   ========================

Net investments in properties                                                           $927,381                   $952,642
Asset held for sale                                                                            -                      8,221
                                                                                 ------------------------   ------------------------
Net investments in properties                                                           $927,381                   $960,863
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


ITEM 9A. CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures

     As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that as of December 31, 2005 our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure.

     (b)  Management's   Annual  Report  on  Internal   Control  over  Financial
          Reporting

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

     Management assessed the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2005. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of Mission West Properties, Inc.'s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

     Based on this assessment, management determined that as of December 31, 2005, Mission West Properties, Inc. maintained effective internal control over financial reporting.

     BDO Seidman, LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Mission West Properties, Inc. included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of internal control over financial reporting.

     (c)  Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the sections titled "Management - Directors and Executive Officers," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2006 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the section titled "Executive Compensation" in the Company's definitive proxy statement for its 2006 annual stockholders' meeting, excluding, however, the sections titled "Executive Compensation - Performance Graph" and "Executive Compensation - Report on Executive Compensation by the Compensation Committee of the Board of Directors," none of which are incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated by reference from the sections titled "Share Ownership" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Company's definitive proxy statement for its 2006 annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the sections titled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2006 annual stockholders' meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated by reference from the sections titled "Principal Accountant Fees and Services" in the Company's definitive proxy statement for its 2006 annual stockholders' meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

     1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

          The  following   financial  statement  schedules  should  be  read  in
          conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

     2.   Schedule  III  -  Real  Estate  and   Accumulated   Depreciation   and
          Amortization as of December 31, 2005 and 2004, which can be found on page 74.

     3. The following exhibits listed on the Exhibit Index either are filed with this Annual Report on Form 10-K or have been filed previously with the SEC and are incorporated by reference to those prior filings.

(b) The exhibits required by Item 601 of Regulation S-K, including each management contract or compensatory plan or arrangement required to be files as an exhibit to this form are listed under Item 15(a)(3).

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MISSION WEST PROPERTIES, INC.

Date: March 14, 2006                           By: /s/ Carl E. Berg
                                               ----------------------------
                                               Carl E. Berg
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: March 14, 2006                           By: /s/ Wayne N. Pham
                                               ----------------------------
                                               Wayne N. Pham
                                               Vice President of Finance and
                                               Controller
                                               (Principal Accounting Officer)


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



Signature                            Title                                  Date
---------                            -----                                  ----

/s/  Carl E. Berg
-------------------------------      Chairman of the Board, Chief
Carl E. Berg                         Executive Officer and Director         March 14, 2006


/s/  John C. Bolger
-------------------------------
John C. Bolger                       Director                               March 14, 2006


/s/  William A. Hasler
-------------------------------
William A. Hasler                    Director                               March 14, 2006


/s/  Lawrence B. Helzel
-------------------------------
Lawrence B. Helzel                   Director                               March 14, 2006


/s/  Raymond V. Marino
-------------------------------      President, Chief Operating Officer
Raymond V. Marino                    and Director                           March 14, 2006

Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

3.2.1              Articles of Amendment and Restatement of Mission West Properties, Inc.(1)
3.2.2              Restated Bylaws of Mission West Properties, Inc.(1)
10.1.1             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.(2a)
10.1.2             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I(2a)
10.1.3             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II(2a)
10.1.4             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III(2a)
10.2               Exchange Rights Agreement between Mission West Properties and the Limited Partners(2a)
10.3.1             1997 Stock Option Plan(3)
10.3.2             Form of Incentive Stock Option Agreement(1)
10.3.3             Form of Non-statutory Stock Option Agreement(1)
10.3.4             Form of Directors Stock Option Agreement(1)
10.4.1             Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg Group (as defined therein)(1)
10.4.2             Amendment of Acquisition Agreement, dated as of July 1, 1998(1)
10.4.3             Form of Partnership Interest Purchase Demand Note (1)
10.5.1             Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of Common Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same(1)
10.5.2             Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of Common Stock in a private placement of 695,058 shares and Subscription Agreement relating to same(1)
10.5.3             Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the
                   May 4, 1998 Stock Purchase Agreements (2b)
10.6               Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the
                   Berg Group(2a)
10.7               Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group(2a)
10.8               Berg & Berg Enterprises, Inc. Sublease Agreement(1)
10.9               Not in use
10.10              Not in use
10.11              Not in use
10.12              Lease Agreement with Apple Computer, Inc.(4a)
10.13              Lease Agreement with Cisco Systems, Inc,(4b)
10.14              Lease Agreement with Amdahl Corporation(4c)
10.15              Prudential Promissory Note(5)
10.16              Prudential Deed of Trust(5)
10.17              Prudential Certificate Regarding Distribution(5)
10.18              Prudential Guaranty(5)
10.19              Waiver Agreement(6)
10.20              Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and
                   Paul McCarthy(7)
10.21              Lease Agreement with Microsoft Corporation, dated July 25, 1998(8)
10.21.1            Lease Agreement with Microsoft Corporation, dated December 23, 2004(8a)
10.22              Contribution Agreement(8)
10.23              Assumption Agreement for Wells Fargo Line of Credit(9)
10.24              Not in use
10.25              Not in use
10.26              Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg(9)
10.27              Berg Group Revolving Credit - $100,000,000 Secured Promissory Note(10)
10.27.1            Third Amendment to Berg Group $100,000,000 Revolving Line of Credit(11)
10.28              Berg Group Deed of Trust Securing Revolving Promissory Note(12)
10.29              Cupertino National Bank Revolving Credit Loan Agreement(13)
10.29.1            Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement(14)
10.29.2            Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement
10.29.3            Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement

10.30              Mission West Properties, LP Continuing Guaranty(13)
10.31              Mission West Properties, LP II Continuing Guaranty(13)
10.32              Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company(13)
10.33              Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company(13)
10.34              Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company(13)
10.35              Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
10.36              Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
10.37              Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
10.38              Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
10.39              Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
10.40              Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
10.41              Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
10.42              Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
10.43              Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
10.44              Not in use
10.45              Citicorp USA, Inc.$80,000,000 Secured Promissory Note (15)
10.45.1            Citicorp USA, Inc.$80,000,000 First Amendment to Promissory Note (11)
10.45.2            Citicorp USA, Inc.$80,000,000 Second Amendment to Promissory Note (16a)
10.45.3            Citicorp USA, Inc.$80,000,000 Third Amendment to Promissory Note (16b)
10.45.4            Citicorp USA, Inc.$80,000,000 Fourth Amendment to Promissory Note (14)
10.46              2004 Equity Incentive Plan(17)
10.47              Allianz Loan Secured Installment Note(18)
10.48              Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(18)
10.49              Allianz Loan Limited Guaranty(18)
10.50              Form of Non-statutory Stock Option Agreement with Dividend Rights under 2004 Equity Incentive Plan(18)
10.51              Allianz Loan II Secured Installment Note(19)
10.52              Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(19)
10.53              Allianz Loan II Limited Guaranty(19)
10.54              Allianz Loan II Loan Modification Agreement(19)
21.1               Subsidiaries of the Registrant (20)
23.1               Consent of Independent Registered Public Accounting Firm
24.1               Powers of Attorney (included on the signature page hereto)
31.1               Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2               Certification of Chief Operating Officer pursuant to Rule 13a-14(a)
31.3               Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1               Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.
(8) Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).
(8a) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005.
(9) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11/A filed on June 15, 1999 (Commission File No. 333-80203).
(10) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 13, 2001.
(11) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 12, 2003.
(12) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1999 filed on March 30, 2000.
(13) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2002 filed on March 27, 2003.
(14) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 2, 2004.
(15) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 15, 2003.
(16a)Incorporated herein by reference to Exhibit 10.45.1 to the annual report on Form 10-K for 2003 filed on July 30, 2004.
(16b)Incorporated herein by reference to Exhibit 10.45.2 to the annual report on Form 10-K for 2003 filed on July 30, 2004.
(17) Incorporated herein by reference to Appendix II to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004.
(18) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005.
(19) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2005.
(20) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.