Form 10-Q
period 2006-03-31
MISSION WEST PROPERTIES INC
filed 2006-05-10
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

               18,511,291 shares outstanding as of April 30, 2006

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006


                                      INDEX

                                                                                                                     PAGE
PART I        FINANCIAL INFORMATION                                                                                  ----

   Item 1.    Financial Statements:

              Consolidated Balance Sheets as of March 31, 2006 (unaudited)
              and December 31, 2005 ..................................................................................2

              Consolidated Statements of Operations for the
              three months ended March 31, 2006 and 2005 (unaudited)..................................................3

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2006 and 2005 (unaudited)..................................................4

              Notes to Consolidated Financial Statements (unaudited)..................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................12

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................................23

   Item 4.    Controls and Procedures................................................................................24


PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................................................25

   Item 1A.   Risk Factors...........................................................................................25

   Item 6.    Exhibits...............................................................................................25

   SIGNATURES........................................................................................................26

   EXHIBITS

     Exhibit 31.1 -  Certification  Pursuant to Rule 13a-14(a) of the Securities
                     Exchange Act of 1934
     Exhibit 31.2 -  Certification  Pursuant to Rule 13a-14(a) of the Securities
                     Exchange Act of 1934
     Exhibit 31.3 -  Certification  Pursuant to Rule 13a-14(a) of the Securities
                     Exchange Act of 1934
     Exhibit 32 -  Certification  of CEO and CFO Pursuant to 18 U.S.C. ss. 1350,
                   as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                    ---------

                                                                                    March 31, 2006         December 31, 2005
                                                                                 ---------------------   ----------------------
                                     ASSETS                                          (unaudited)               (audited)
Real estate assets, at cost:
    Land                                                                              $  277,269              $  273,933
    Buildings and improvements                                                           775,237                 766,457
    Real estate related intangible assets                                                 18,784                  17,410
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,071,290               1,057,800
    Less accumulated depreciation and amortization                                      (136,370)               (130,419)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     934,920                 927,381
Cash and cash equivalents                                                                 39,937                  31,441
Restricted cash                                                                           12,698                  16,712
Deferred rent receivable, net                                                             18,540                  19,218
Investment in unconsolidated joint venture                                                 3,340                   3,263
Other assets, net                                                                         28,212                  25,362
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,037,647              $1,023,377
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                            $  355,009              $  357,481
    Mortgage notes payable (related parties)                                               9,955                  10,051
    Interest payable                                                                         321                     321
    Security deposits                                                                      6,608                   8,047
    Deferred rental income                                                                10,585                   6,103
    Dividends and distributions payable                                                   16,729                  16,725
    Accounts payable and accrued expenses                                                 10,939                   8,952
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 410,146                 407,680
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 10)

Minority interests                                                                       509,522                 500,682
                                                                                 ---------------------   ----------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                              -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized,
      18,511,291 and 18,448,791 shares issued and outstanding
      at March 31, 2006 and December 31, 2005                                                 18                      18
  Paid-in-capital                                                                        138,811                 138,038
  Accumulated deficit                                                                    (20,850)                (23,041)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          117,979                 115,015
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,037,647              $1,023,377
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                               Three months ended March 31,
                                                                 2006                2005
                                                           ------------------ -------------------
Revenues:
   Rental revenue from real estate                                 $24,316            $26,247
   Tenant reimbursements                                             3,309              3,628
   Lease termination fees                                           16,056                  -
   Other income, including interest                                    732                303
                                                           ------------------ -------------------
        Total revenues                                              44,413             30,178
                                                           ------------------ -------------------

Expenses:
   Property operating, maintenance and real estate taxes             4,681              4,889
   Interest                                                          5,215              4,647
   Interest (related parties)                                          192                307
   General and administrative                                          635                675
   Depreciation and amortization of real estate                      5,479              5,574
                                                           ------------------ -------------------
        Total expenses                                              16,202             16,092
                                                           ------------------ -------------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                             28,211             14,086
Equity in earnings/(loss) of unconsolidated joint venture              331                 (6)
Minority interests                                                 (23,390)           (11,677)
                                                           ------------------ -------------------
   Income from continuing operations                                 5,152              2,403
                                                           ------------------ -------------------
Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                            -                 14
Loss attributable to discontinued operations                             -                 (9)
                                                           ------------------ -------------------
   Income from discontinued operations                                   -                  5
                                                           ------------------ -------------------

Net income available to common stockholders                        $ 5,152            $ 2,408
                                                           ================== ===================
Net income available to minority interests                         $23,390            $11,695
                                                           ================== ===================
Income per common share from continuing operations:
   Basic                                                             $0.28              $0.13
                                                           ================== ===================
   Diluted                                                           $0.28              $0.13
                                                           ================== ===================
Income per common share from discontinued operations:
   Basic                                                                 -                  -
                                                           ================== ===================
   Diluted                                                               -                  -
                                                           ================== ===================
Net income per common share:
   Basic                                                             $0.28              $0.13
                                                           ================== ===================
   Diluted                                                           $0.28              $0.13
                                                           ================== ===================
Weighted average shares of
  common stock outstanding (basic)                              18,455,897         18,110,524
                                                           ================== ===================
Weighted average shares of
  common stock outstanding (diluted)                            18,520,297         18,136,797
                                                           ================== ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                   Three months ended March 31,
                                                                                                     2006                2005
                                                                                              ------------------- ------------------
Cash flows from operating activities:
     Income from continuing operations                                                            $  5,152             $  2,403
     Income from discontinued operations                                                                 -                    5
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
            Minority interest income from continuing operations                                     23,390               11,677
            Minority interest income from discontinued operations                                        -                   18
            Minority interest distributions                                                        (13,967)             (11,695)
            Depreciation and amortization of real estate and in-place leases                         5,479                5,573
            Depreciation and amortization from discontinued operations                                   -                   33
            Amortization of above market lease                                                         472                  472
            Gain on sale of real estate                                                                  -                  (63)
            Equity in (earnings)/loss of unconsolidated joint venture                                 (331)                   6
            Distributions from unconsolidated joint venture                                            255                  255
            Interest earned on restricted cash                                                        (121)                   -
            Lease termination fee income related to restricted cash                                (11,147)                   -
            Stock-based compensation expense                                                            59                    -
            Other                                                                                        7                    -
     Changes in operating assets and liabilities:
            Deferred rent receivable                                                                   678                 (615)
            Other assets                                                                            (2,823)              (4,477)
            Security deposits                                                                       (1,439)                (443)
            Deferred rental income                                                                   4,482                1,622
            Accounts payable and accrued expenses                                                    1,987                2,966
                                                                                              ------------------- ------------------
     Net cash provided by operating activities                                                      12,133                7,737
                                                                                              ------------------- ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                                (79)                (285)
     Proceeds from sale of real estate                                                                   -                8,387
     Purchase of real estate                                                                       (13,447)             (14,184)
     Restricted cash used for purchase of real estate                                               13,447                    -
     Excess restricted cash                                                                          1,835                    -
                                                                                              ------------------- ------------------
     Net cash provided by/(used in) investing activities                                             1,756               (6,082)
                                                                                              ------------------- ------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                    (2,472)              (1,967)
    Principal payments on mortgage notes payable (related parties)                                     (96)                 (90)
    Net payments under line of credit (related parties)                                                  -               (1,651)
    Proceeds from revolving line of credit                                                               -                8,296
    Proceeds from exercised stock options                                                              125                    -
    Distributions paid to minority interests in excess of earnings                                       -               (2,306)
    Dividends paid                                                                                  (2,950)              (2,895)
                                                                                              ------------------- ------------------
     Net cash used in financing activities                                                          (5,393)                (613)
                                                                                              ------------------- ------------------
     Net increase in cash and cash equivalents                                                       8,496                1,042
Cash and cash equivalents, beginning of period                                                      31,441                1,519
                                                                                              ------------------- ------------------
Cash and cash equivalents, end of period                                                          $ 39,937             $  2,561
                                                                                              =================== ==================
Supplemental information:
    Cash paid for interest                                                                        $  5,338             $  4,864
                                                                                              =================== ==================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P. units                                        $    589             $    535
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

     As of March 31, 2006, the Company owns a controlling general partnership interest of 17.83%, 21.68%, 16.18% and 12.42% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 17.66% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 109 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2006.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 31, 2006, and its consolidated results of operations for the three months ended March 31, 2006 and 2005, and its cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 and related footnote disclosures are unaudited. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

     The Company also consolidates all variable interest entities ("VIE") in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R ("FIN 46R"). As of March 31, 2006, the Company consolidated one VIE in the accompanying consolidated balance sheets in connection with an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Note 5 for further discussion of this transaction). Under the terms of the agreement, the Company, who is the primary beneficiary of that entity, will receive monthly rent payments of approximately $733 from April 2006 through December 2006, $545 from January 2007 through August 2007 and $330 from September 2007 through November 2007.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                  (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion 25 ("APB 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At March 31, 2006, the Company had one stock-based option compensation plan. The Company has adopted the requirements of SFAS No. 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on the Company's consolidated statements of operations or financial position.

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model.
     Compensation expense related to the Company's share-based awards is included in general and administrative expense within the Company's consolidated statements of operations.

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests account for approximately 82.34% of the ownership interests in the real estate operations of the Company as of March 31, 2006. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

     Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and operating partnership units outstanding for each operating partnership in relation to the total for all four operating partnerships.

     RECLASSIFICATIONS
     Certain  reclassifications  have been made to the previously  reported 2005
     consolidated   financial  statements  in  order  to  conform  to  the  2006 presentation.

     The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2005 audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company's 2005 Form 10-K filed on March 16, 2006.

3.   REAL ESTATE

     On March 9, 2006, the Company acquired a fully leased office/R&D property with approximately 95,700 rentable square feet located at 233 South
     Hillview Drive in Milpitas, California from Sipex Corporation in a tax-deferred exchange under section 1031 of the Internal Revenue Code of 1986. The total acquisition price for this property was approximately $13,450 and was funded from the proceeds received from the 800 Embedded Way property sale, which were held by a third party and classified as restricted cash as of December 31, 2005.

     The purchase price of the 233 South Hillview Drive acquisition was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded $1,374 of the purchase price as real estate related intangible assets in the accompanying consolidated balance sheets for the value of an in-place lease. The intangible assets will be amortized over the applicable remaining lease terms. Amortization expense of $18 was recorded for the three months ended March 31, 2006.

     The purchase price allocation for this acquisition was determined in accordance with the following principles under SFAS No. 141:

     The fair value of the tangible assets of an acquired property, which includes land, building and tenant improvements, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions and tenant improvements.

     The capitalized in-place lease value, included in real estate related intangible assets in the accompanying consolidated balance sheets, is amortized to expense as amortization of real estate over the remaining non-cancelable lease term. If a lease were to be

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                  (unaudited)

     terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

4.   RESTRICTED CASH

     Restricted cash totaled $12,698 as of March 31, 2006. Of this amount, $11,147 represents a balance we consolidated due to the Company's adoption of FIN 46R, "Consolidation of Variable Interest Entities." The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE. See Note 5 below for further discussion. The remaining $1,551 represents a bond the Company posted in the Republic Properties Corporation v. Mission West Properties, L.P. litigation (see
     Note 10).

5.   VARIABLE INTEREST ENTITY

     In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity's expected losses or entitled to receive a majority of the entity's expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

     In March 2006, one of the Company's tenants, JDS Uniphase ("JDS"), entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 252,000 rentable square feet located in San Jose, California. M&M assumed all of JDS's remaining obligations under these leases, acquired certain personal property of JDS located on the premises and received a payment of approximately $11,147. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with JDS, pursuant to which all of the JDS's obligations under these leases have been effectively transferred to M&M. M&M must continue to perform all of the obligations under the assumed JDS leases and has the right to sublease any or all of the 252,000 rentable square feet vacated by JDS for the remainder of the current lease terms, which expire in 2006 and 2007. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that the Company is the primary beneficiary of this variable interest entity and therefore consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $11,147 in March 2006.

6.   STOCK TRANSACTIONS

     During the three months ended March 31, 2006, stock options to purchase 12,500 shares of common stock were exercised at $10.00 per share. Total proceeds to the Company were $125. During the same period, one limited partner exchanged 50,000 O.P. units for 50,000 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of $589 from minority interest to paid-in-capital. Neither the Company nor the operating partnership received any proceeds from the issuance of the common stock in exchange for O.P. units.

7.   DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the consolidated statements of operations. All periods presented in this report will likely require further reclassification in future periods if there are properties held for sale or property sales occur.

     As of March 31, 2006, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale or discontinued operations. During the first quarter of 2005, the Company sold two properties for a combined sales price of $12,750. Condensed results of operations for these properties for the three months ended March 31, 2005 are as follows:

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                  (unaudited)

                                                              Three Months Ended March 31,
                                                                 2006             2005
                                                              -----------     ------------
                                                                 (dollars in thousands)
                                                                       (unaudited)
         Revenues
            Rental revenue from real estate                         -           $  14
            Tenant reimbursements                                   -               1
                                                              -----------     ------------
               Total revenues                                       -              15
                                                              -----------     ------------

         Expenses
            Property operating, maintenance and real estate
              taxes                                                 -              22
            Depreciation                                            -              33
                                                              -----------     ------------
              Total expenses                                        -              55
                                                              -----------     ------------

         Loss from discontinued operations                          -             (40)
         Gain from disposal of discontinued operations              -              63
         Minority interest in earnings attributable to
             discontinued operations                                -             (18)
                                                              -----------     ------------
         Income from discontinued operations                        -           $   5
                                                              ===========     ============



     A deferred gain of approximately $1,408 was recorded on one of the disposed properties in 2005. The gain was recognized as revenue based on the installment method of profit recognition because the purchaser of the property did not make a sufficiently large down payment under SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). SFAS No. 66 establishes accounting standards for recognizing profit or loss on sales of real estate. Gain on the sale is recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate. The Company recorded a $63 gain in the first quarter of 2005, and the balance of the expected gain was deferred until the Company received the remaining balance of the sales price from the purchaser.

8.   NET INCOME PER SHARE

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

     The computation for weighted average shares is detailed below:

                                                            Three Months Ended March 31,
                                                               2006              2005
                                                         ---------------    --------------
         Weighted average shares outstanding (basic)       18,455,897       18,110,524
         Incremental shares from assumed option exercise       64,400           26,273
                                                         ---------------    --------------
         Weighted average shares outstanding (diluted)     18,520,297       18,136,797
                                                         ===============    ==============

     Outstanding options to purchase 647,000 shares in 2006 and 2005 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at March 31, 2006 and 2005 was 86,038,095 and 86,334,695, respectively.

9.   RELATED PARTY TRANSACTIONS

     As of March 31, 2006, the Berg Group owned 77,490,528 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of March 31, 2006 represented approximately 74% of the total equity interests, assuming conversion of the 86,038,095 O.P. units outstanding into the Company's common stock.

     As of March 31, 2006, debt in the amount of $9,955 was due the Berg Group under a mortgage note established on May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit, which was terminated in October 2005, and mortgage note was $192 and $307 for the three months ended March 31, 2006 and 2005, respectively.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                  (unaudited)

     During the first three months of 2006 and 2005, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies in which Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $132 and $217 in rental revenue during the three months ended March 31, 2006 and 2005, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring or holding shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

     In March 2006, the Company and Fujitsu Limited, or Fujitsu, agreed to the termination of a lease for one building consisting of approximately 125,000 rentable square feet. Fujitsu is responsible for repairing damage to the building and with the Company's Independent Directors Committee approval has hired Berg & Berg Enterprises, LLC to perform the restoration work for a total of approximately $4,500.

     The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company recorded this portion of the purchase price paid to the Berg Group as an "other asset" on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee of the Company's Board of Directors (the "Independent Directors Committee").

     The Berg Group has an approximately $7,500 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company recorded this portion of the purchase price paid to the Berg Group as an "other asset" on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended March 31, 2006 and 2005.

10.  COMMITMENTS AND CONTINGENCIES

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

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of approximately $934 to the RPC plaintiffs, which represented a liability of the Company or MWP. The Company has a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP, which exceeds the amount of the damages awarded to the RPC parties and would be used to pay those damages in the event the decision of the Circuit Court is upheld ultimately. The Company has never accounted for the 50% interest in Hellyer LP that is claimed by RPC as an asset of the Company. In February 2001, the Company filed a suit against RPC in Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which was stayed pending resolution of the Maryland case. In March 2005, the Company voluntarily dismissed its California suit. On March 1, 2005, the Maryland Appeals Court ruled in favor of Mission West Properties, L.P., finding that the Circuit Court of Maryland lacked personal jurisdiction over MWP. In April 2005, the decision of the Maryland Appeals Court became final, and the Company obtained a court order for the release of a $1,551 bond, which it posted to remove an attachment order issued to RPC. In April 2005, RPC submitted a motion to the Superior Court of the State of California effectively asking the court to prevent MWP from dismissing the previously dismissed California suit. In July 2005, the Maryland Supreme Court agreed to hear an appeal filed by RPC. In April 2006 the Maryland Supreme Court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction in the RPC suit. All litigation in the Maryland portion of this dispute over the Hellyer Avenue limited partnership is now concluded in our favor. The lawsuit in the Santa Clara County, California Superior Court is still unresolved.

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

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of March 31, 2006.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of March 31, 2006.

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

     BERG LAND HOLDINGS OPTION AGREEMENT
     In April 2005, the Berg Group disclosed the receipt of an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California that is subject to the Berg Land Holdings Option Agreement with the Company. The prospective purchaser has disclosed its intention to develop "for sale" industrial type buildings. In light of the overcapacity in the Silicon Valley R&D properties market and the Company's current inventory of available buildings for lease in this submarket, the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of this approximately 10-acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with acquiring undeveloped land for future development. In the event this parcel of land is not sold to this prospective purchaser, the parcel would not be deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement.

     In light of the overcapacity in the Silicon Valley R&D properties market, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between the Company and any member of the Berg Group, authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with large scale residential development

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                  (unaudited)

     activities. Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement.

11.  SUBSEQUENT EVENTS

     On April 6, 2006, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of March 31, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16,728.

     In May 2006, one limited partner exchanged 789,796 O.P. units for 789,796 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. Neither the Company nor the operating partnership received any proceeds from the issuance of the common stock in exchange for O.P. units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2006, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2006, the four tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley R&D property market has historically fluctuated with the local economy. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. According to a recent report by NAI BT Commercial Real Estate, the vacancy rate for Silicon Valley R&D property was approximately 19.6% in late 2005 and 20.1% at the end of the first quarter of 2006. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2006 amounted to 31.0 million square feet, of which 22.4%, or 7.0 million square feet, was being offered under subleases. Total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2005 amounted to approximately 3.6 million square feet. During the first three months of 2006, there was total negative net absorption of approximately (0.97) million square feet. Average asking market rent per square foot at the end of the first quarter of 2006 was $0.89 compared to $0.88 in late 2005, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our occupancy rate at March 31, 2006 was 67.3% compared to 67.7% at March 31, 2005. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 245,000 rentable square feet are expiring prior to the end of 2006. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2006 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

BUSINESS COMBINATIONS. Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS No. 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market, including lease origination and lease up period costs, and above and below market in place leases, and the determination of their useful lives are guided by a combination of SFAS No. 141 and management's estimates. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

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

STOCK-BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion 25 ("APB 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. We have adopted the requirements of SFAS No. 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on our consolidated statements of operations or financial position. Compensation cost under SFAS No. 123R may differ due to different assumptions and treatment of forfeitures.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

As of March 31, 2006, through our controlling interests in the operating partnerships, we owned 109 properties totaling approximately 7.9 million rentable square feet compared to 108 properties totaling approximately 8.0 million rentable square feet owned by us as of March 31, 2005. This represents a net decrease of approximately 1% in total rentable square footage, as we acquired one property consisting of approximately 95,700 rentable square feet and disposed of one property consisting of approximately 239,000 rentable square feet since the first quarter of 2005.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended March 31, 2006, rental revenue from real estate decreased by approximately ($1.9) million, or 7.4%, from $26.2 million for the three months ended March 31, 2005 to $24.3 million for the same period of 2006. Rental revenue includes approximately ($0.5) million in amortization for the three months ended March 31, 2006 and 2005 for the amortization of an above-market lease intangible asset pursuant to SFAS No. 141. The decline in rental revenue was primarily a result of lower rental rates on new leases and renewals and the loss of several tenants due to bankruptcy, relocation or cessation of their operations since March 31, 2005, all of which resulted from current adverse market conditions. Our occupancy rate at March 31, 2006 was approximately 67.3%, compared to approximately 67.7% at March 31, 2005. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley, our occupancy rate may drop further if the 245,000 rentable square feet scheduled to expire during the remainder of 2006 is not renewed or re-leased.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of March 31, 2006, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MSW, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2006, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.33 million compared to equity in loss of ($6,000) for the same period in 2005. Our equity in earnings from this unconsolidated joint venture increased in the first quarter of 2006 resulted from the write-offs of leasing commission and tenant improvements in the first quarter of 2005 for a tenant that terminated its lease agreement in December 2004 that did not recur in 2006. The occupancy rate for the properties owned by this joint venture at March 31, 2006 and 2005 was approximately 78.7%.

LEASE TERMINATION  INCOME FROM CONTINUING  OPERATIONS
Lease termination fees for the three months ended March 31, 2006 were approximately $16.1 million. These fees were paid by four tenants who terminated their lease obligations before the end of the contractual term of the lease. There was no lease termination income in the first quarter of 2005. We do not consider those transactions to be recurring items.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income of approximately $0.7 million for the three months ended March 31, 2006 included approximately $0.4 million from interest income and $0.3 million from management fee income. Other income for the three months ended March 31, 2005 consisted primarily of management fee income and miscellaneous income.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the first quarter of 2006 decreased by approximately ($0.2) million, or 4.3%, from $4.9 million to $4.7 million for the three months ended March 31, 2005 and 2006, respectively, due primarily to property tax refunds totaling approximately $0.2 million in the first quarter of 2006 and two R&D property dispositions in the first quarter of 2005. Tenant reimbursements decreased by approximately ($0.3) million, or 8.8%, from $3.6 million for the three months ended March 31, 2005 to $3.3 million for the three months ended March 31, 2006 due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. General and administrative expenses remained relatively the same for the three months ended March 31, 2006 and 2005.

Depreciation and amortization expense of real estate decreased by approximately ($0.1) million, or 1.7%, from $5.6 million to $5.5 million for the three months ended March 31, 2005 and 2006, respectively. The decrease was attributable primarily to the disposition of two R&D properties during the first quarter of 2005.

Interest expense increased by approximately $0.6 million, or 12.2%, from $4.6 million for the three months ended March 31, 2005 to $5.2 million for the three months ended March 31, 2006. Interest expense (related parties) decreased by approximately ($0.1) million, or 37.5%, from $0.3 million for the three months ended March 31, 2005 to $0.2 million for the three months ended March 31, 2006 due to the termination of the Berg Group line of credit in October 2005. Total debt outstanding, including amounts due related parties, increased by approximately $23.4 million, or 6.9%, from $341.6 million as of March 31, 2005 to $365.0 million as of March 31, 2006. Overall interest expense, including amounts paid to related parties, for the quarter ended March 31, 2006 increased by approximately $0.5 million compared to the same quarter a year ago primarily due to two new fixed rate secured mortgage loans of $25.8 million and $125 million from Allianz Life Insurance Company obtained in April 2005 and July 2005, respectively.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three months ended March 31, 2005.

                                                              Three Months Ended March 31,
                                                                 2006             2005
                                                              -----------     ------------
                                                                 (dollars in thousands)
                                                                       (unaudited)
         Gain from disposal of discontinued operations              -           $  63
         Loss attributable to discontinued operations               -             (40)
         Minority interest in earnings attributable to
             discontinued operations                                -             (18)
                                                              -----------     ------------
         Income from discontinued operations                        -           $   5
                                                              ===========     ============

In accordance with our adoption of SFAS No. 144, in the first quarter of 2005 we sold and classified as discontinued operations two properties consisting of 103,350 rentable square feet and recorded a gain of $63,000, of which $14,000 and $49,000 were attributable to common stockholders and minority interests, respectively.

The income to common stockholders and minority interests attributable to discontinued operations from these two properties for the three months ended March 31, 2005 was approximately $5,000 and $18,000, respectively.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS AND NET INCOME AVAILABLE TO MINORITY INTERESTS
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 82% and 83% as of March 31, 2006 and 2005, respectively.

Net income available to common stockholders increased by approximately $2.7 million, or 114.0%, from $2.4 million for the three months ended March 31, 2005 to $5.1 million for the same period in 2006. The minority interest portion of income increased by approximately $11.7 million, or 100%, from $11.7 million for the three months ended March 31, 2005 to $23.4 million for the three months ended March 31, 2006. The increase in net income for both common stockholders and minority interests was primarily due to the realization of lease termination fees and lower operating expenses and property taxes in 2006, partially offset with increases in interest expense.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the three months ended March 31, 2006 resulted from the acquisition of one R&D property. In addition, total stockholders' equity increased from the issuance of common stock for the exchange of O.P. units and stock option exercises.

At March 31, 2006, total investments in properties had a net increase of approximately $13.5 million from December 31, 2005 due to one R&D property acquisition. During the first three months of 2006, we acquired one R&D property consisting approximately 95,700 rentable square feet located in the Silicon Valley. The purchase price for this property was approximately $13.5 million.

Total stockholders' equity, net, increased by approximately $3.0 million from December 31, 2005 as we obtained additional capital from the issuance of 50,000 shares of our common stock for the exchange of O.P. units and 12,500 shares of our common stock from stock option exercises and incurred a surplus of approximately $2.2 million due to the realization of higher lease termination fees for the period. During the first three months of 2006, one limited partner exchanged 50,000 O.P. units for 50,000 shares of our common stock under the Exchange Rights Agreement among us and the limited partners in the operating partnerships. In addition, stock options to purchase 12,500 shares of common stock were exercised. The newly issued shares increased additional paid in capital by approximately $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a continued decline in operating cash flows from our operating property portfolio in 2006 as compared to 2005. The reduction in cash flows reflects the overall reduced demand for R&D properties, lower rental rates for new and renewed leases, and an increase in vacant properties in 2006. In addition, if we are unable to lease a significant portion of the approximately 245,000 rentable square feet scheduled to expire during the remainder of 2006 or an equivalent amount of our currently available space of approximately 2.9 million rentable square feet, our operating cash flows may be affected adversely. With the expectation of lower rental revenues for the remainder of 2006, we expect the properties' net operating income to continue to show year over year declines when compared to 2005. As noted above, we expect cash flows from operating activities to continue to show declines primarily driven by the general downturn in the Silicon Valley's economy in recent years, the softening of the Company's market specifically, and the expected weaker performance of our properties. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Cupertino National Bank ("CNB"). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2006. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on a line of credit with CNB. We expect our total interest expense to increase through new financing activities. In the remainder of 2006, we will be obligated to make payments totaling approximately $7.8 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

Cash and cash equivalents increased by approximately $8.5 million from $31.4 million as of December 31, 2005 to $39.9 million as of March 31, 2006 primarily from cash flow from operations and excess remaining restricted cash from a 1031 tax-deferred exchange transaction.

Restricted cash totaled $12.7 million as of March 31, 2006. Of this amount, $11.1 million represents a balance we consolidated due to our adoption of FIN 46R, "Consolidation of Variable Interest Entities" (see Note 5). The remaining $1.6 million represents a bond we posted in the Republic Properties Corporation
v. Mission West Properties, L.P. litigation (see Note 10). We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On April 6, 2005, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of March 31, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16.7 million. For the remainder of 2006, we expect to maintain our current quarterly dividend payment rate to common shareholders and O.P. unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
At March 31, 2006, we had total indebtedness of $365.0 million, including $355.0 million of fixed rate mortgage debt and $10.0 million under the Berg Group mortgage note (related parties), as detailed in the table below. The CNB loan contains certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2006, we were in compliance with these loan covenants.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of March 31, 2006 that will impact our liquidity and cash flow in future periods:

                                   2006          2007         2008         2009          2010      Thereafter      Total
                               --------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Long-Term Debt Obligations(1)     $7,847      $11,029      $121,605      $9,580        $10,125     $204,778     $364,964
Operating Lease Obligations(2)        68           23             -           -              -            -           91
                               ------------ ------------- ------------ ------------ ------------- ------------ ------------
Total                             $7,915      $11,052      $121,605      $9,580        $10,125     $204,778     $365,055
                               ============ ============= ============ ============ ============= ============ ============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of March 31, 2006:

                                                                                                             Maturity      Interest
                Debt Description                         Collateral Properties                 Balance         Date          Rate
------------------------------------------------ --------------------------------------  ----------------- ------------- -----------
                                                                                      (dollars in thousands)
Line of Credit:
Cupertino National Bank                          Not Applicable                                     -          11/06          (3)
                                                                                         -----------------

Mortgage Notes Payable (related parties):        5300 & 5350 Hellyer Avenue, San Jose, CA  $    9,955           6/10        7.65%
                                                                                         -----------------
Mortgage Notes Payable (1):
Prudential Insurance Company of America (2)      10300 Bubb Road, Cupertino, CA               116,730          10/08        6.56%
                                                 10500 N. De Anza Boulevard, Cupertino, CA
                                                 4050 Starboard Drive, Fremont, CA
                                                 45700 Northport Loop, Fremont, CA
                                                 45738 Northport Loop, Fremont, CA
                                                 450 National Avenue, Mountain View, CA
                                                 6311 San Ignacio Avenue, San Jose, CA
                                                 6321 San Ignacio Avenue, San Jose, CA
                                                 6325 San Ignacio Avenue, San Jose, CA
                                                 6331 San Ignacio Avenue, San Jose, CA
                                                 6341 San Ignacio Avenue, San Jose, CA
                                                 6351 San Ignacio Avenue, San Jose, CA
                                                 3236 Scott Boulevard, Santa Clara, CA
                                                 3560 Bassett Street, Santa Clara, CA
                                                 3570 Bassett Street, Santa Clara, CA
                                                 3580 Bassett Street, Santa Clara, CA
                                                 1135 Kern Avenue, Sunnyvale, CA
                                                 1212 Bordeaux Lane, Sunnyvale, CA
                                                 1230 E. Arques, Sunnyvale, CA
                                                 1250 E. Arques, Sunnyvale, CA
                                                 1170 Morse Avenue, Sunnyvale, CA
                                                 1600 Memorex Drive, Santa Clara, CA
                                                 1688 Richard Avenue, Santa Clara, CA
                                                 1700 Richard Avenue, Santa Clara, CA
                                                 3540 Bassett Street, Santa Clara, CA
                                                 3542 Bassett Street, Santa Clara, CA
                                                 3544 Bassett Street, Santa Clara, CA
                                                 3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (4)   1750 Automation Parkway, San Jose, CA         90,598           1/13        5.64%
                                                 1756 Automation Parkway, San Jose, CA
                                                 1762 Automation Parkway, San Jose, CA
                                                 6320 San Ignacio Avenue, San Jose, CA
                                                 6540-6541 Via Del Oro, San Jose, CA
                                                 6385-6387 San Ignacio Avenue, San Jose, CA
                                                 2251 Lawson Lane, Santa Clara, CA
                                                 1325 McCandless Drive, Milpitas, CA
                                                 1650-1690 McCandless Drive, Milpitas, CA
                                                 20605-20705 Valley Green Drive, Cupertino, CA

Allianz Life Insurance Co. (Allianz Loan I)(5)   5900 Optical Court, San Jose, CA              25,089           8/25        5.56%

Allianz Life Insurance Co. (Allianz Loan II)(5)  5325-5345 Hellyer Avenue, San Jose, CA       122,592           8/25        5.22%
                                                 1768 Automation Parkway, San Jose, CA
                                                 2880 Scott Boulevard, Santa Clara, CA
                                                 2890 Scott Boulevard, Santa Clara, CA
                                                 2800 Scott Boulevard, Santa Clara, CA
                                                 20400 Mariani Avenue, Cupertino, CA
                                                 10450-10460 Bubb Road, Cupertino, CA
                                                                                         -----------------
                                                                                              355,009
                                                                                         -----------------
TOTAL                                                                                        $364,964
                                                                                         =================


(1) Mortgage notes payable generally require monthly installments of interest and principal ranging from $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% at March 31, 2006.
(2) The Prudential Insurance loan is payable in monthly installments of $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(3) Interest rate equal to LIBOR plus 1.75%. The Cupertino National Bank line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of March 31, 2006, the Company was in compliance with these loan covenants.
(4) The Northwestern loan is payable in monthly installments of $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(5) The Allianz loans are payable in monthly aggregate installments of $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of March 31, 2006, the Company was in compliance with these loan covenants.

At March 31, 2006, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $11.75 per share on March 31, 2006) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 22.9%. On March 31, 2006, the last trading day for the quarter, total market capitalization was approximately $1.6 billion.

At March 31, 2006, the outstanding balance remaining under certain notes that we owed to the operating partnerships was $1.7 million. The due date of these notes has been extended to September 30, 2007. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

Net cash provided by operating activities for the three months ended March 31, 2006 was $12.1 million compared to $7.7 million for the same period in 2005. The increase resulted primarily from the increase in deferred rental income. The increase in cash flow from operating activities was also caused by payments of higher leasing commissions (included in other assets) in 2005, which amounted to approximately $3.6 million compared to $0.3 million in 2006.

Net cash provided by/(used in) investing activities was approximately $1.8 million and ($6.1) million for the three months ended March 31, 2006 and 2005, respectively. Cash used in investing activities during the three months ended March 31, 2006 related principally to the acquisition of the property at 233 South Hillview Drive for approximately $13.5 million. That property acquisition was completed as a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way, San Jose, California. The remaining excess restricted cash of approximately $1.8 million was transferred to our general cash account. Capital expenditures relating to real estate improvements were approximately $79,000 and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

Net cash used in financing activities was ($5.4) million for the three months ended March 31, 2006 compared to ($0.6) million for the three months ended March 31, 2005. During the first three months of 2006, we received $0.1 million from stock option exercises, used $2.6 million to pay outstanding debt, and paid $2.9 million to common stockholders for dividends. During the same period in 2005, we used $3.7 million to pay outstanding debt, drew an additional $8.3 million from the Cupertino National Bank line of credit, and paid $2.3 million to minority interests for distributions in excess of earnings and $2.9 million to common stockholders for dividends.

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

FFO for the three months ended March 31, 2006 and 2005, as reconciled to net income available to common stockholders, are summarized in the following tables:

                                                    Three Months Ended March 31,
                                                    2006                   2005
                                             ------------------     ------------------
                                                         (dollars in thousands)
Net income available to common stockholders      $ 5,152                $ 2,408
Add:
 Minority interests (1)                           23,256                 11,574
 Depreciation & amortization of real estate (2)    6,118                  6,389
Less:
 Gain on sale of asset                                 -                    (63)
                                             ------------------     ------------------
FFO                                              $34,526                $20,308
                                             ==================     ==================

(1) The minority interest for third parties totaling $135 and $121 for the three months ended March 31, 2006 and 2005, respectively, was deducted from total minority interest in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling $211 and $354 for the three months ended March 31, 2006 and 2005, respectively. Also includes amortization of leasing commissions of $428 for the three months ended March 31, 2006 and 2005. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's consolidated statements of operations.


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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), to replace APB Opinion 20, "Reporting Accounting Changes in Interim Financial Statements" ("APB 20"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion No. 25 ("APB No. 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. We have adopted the requirements of SFAS No. 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on our consolidated statements of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2006. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2006 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.


                                         Nine
                                        Months            Year Ending December 31,
                                       Remaining ----------------------------------------------
                                         2006        2007        2008       2009        2010     Thereafter     Total     Fair Value
                                     -----------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Fixed Rate Debt:
  Secured notes payable                  $7,847     $11,029   $121,605      $9,580     $10,125    $204,778     $364,964    $432,689
  Weighted average interest rate          5.84%       5.84%      5.84%       5.84%       5.84%       5.84%

The primary market risks we face are interest rate fluctuations. Principal amounts outstanding under the CNB line of credit, which had a balance of zero at March 31, 2006, is tied to a LIBOR based interest rate. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at March 31, 2006.

As of March 31, 2006, we had no interest rate risk since there was no variable rate debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of March 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part 1 "Item 1. - Financial Statements - Note 10 - Commitments and Contingencies."

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report, you should carefully review the factors discussed under Item 1A of our 2005 Form 10-K which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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


                                    Mission West Properties, Inc.
                                    (Registrant)


Date: May 9, 2006                   By:    /s/ Carl E. Berg
                                       ---------------------------------------
                                        Carl E. Berg
                                        Chief Executive Officer


Date: May 9, 2006                   By:    /s/ Wayne N. Pham
                                       ---------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                        Authorized Officer)