Form 10-Q
period 2006-06-30
MISSION WEST PROPERTIES INC
filed 2006-08-08
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                          COMMISSION FILE NUMBER 1-8383


                          Mission West Properties, Inc.
             (Exact name of registrant as specified in its charter)

           Maryland                                            95-2635431
      ------------------                                       ----------
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

                19,342,187 shares outstanding as of July 31, 2006

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006


                                      INDEX

                                                                                                                    Page
Part I        Financial Information

   Item 1.    Financial Statements:

              Consolidated Balance Sheets as of June 30, 2006 (unaudited)
              and December 31, 2005 ..................................................................................2

              Consolidated Statements of Operations for the three and
              six months ended June 30, 2006 and 2005 (unaudited).....................................................3

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2006 and 2005 (unaudited).....................................................4

              Notes to Consolidated Financial Statements (unaudited)..................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................13

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................................24

   Item 4.    Controls and Procedures................................................................................25


Part II       Other Information

   Item 1.    Legal Proceedings......................................................................................26

   Item 1A.   Risk Factors...........................................................................................26

   Item 4.    Submission of Matters to a Vote of Security Voters.....................................................26

   Item 6.    Exhibits...............................................................................................26

   Signatures........................................................................................................27

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
                           ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                    ---------

                                                                                      June 30, 2006         December 31, 2005
                                                                                 ---------------------   ----------------------
                                     ASSETS                                            (unaudited)              (audited)
Real estate assets, at cost:
    Land                                                                             $   277,269             $   273,933
    Buildings and improvements                                                           777,192                 766,457
    Real estate related intangible assets                                                 19,529                  17,410
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,073,990               1,057,800
    Less accumulated depreciation and amortization                                      (142,268)               (130,419)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     931,722                 927,381
Cash and cash equivalents                                                                 39,470                  31,441
Restricted cash                                                                           10,626                  16,712
Deferred rent receivable, net                                                             18,388                  19,218
Investment in unconsolidated joint venture                                                 3,435                   3,263
Other assets, net                                                                         25,028                  25,362
                                                                                 ---------------------   ----------------------
       Total assets                                                                  $ 1,028,669             $ 1,023,377
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                           $   352,515             $   357,481
    Mortgage notes payable (related parties)                                               9,856                  10,051
    Interest payable                                                                         321                     321
    Security deposits                                                                      6,681                   8,047
    Deferred rental income                                                                 9,846                   6,103
    Dividends and distributions payable                                                   16,733                  16,725
    Accounts payable and accrued expenses                                                 10,747                   8,952
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 406,699                 407,680
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 10)

Minority interests                                                                       495,318                 500,682
                                                                                 ---------------------   ----------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                              -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized,
      19,342,187 and 18,448,791 shares issued and outstanding
      at June 30, 2006 and December 31, 2005                                                  19                      18
  Paid-in-capital                                                                        148,457                 138,038
  Accumulated deficit                                                                    (21,824)                (23,041)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          126,652                 115,015
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                      $ 1,028,669             $ 1,023,377
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

                          MISSION WEST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

Revenues:                                                       Three months ended June 30,        Six months ended June 30,
                                                             --------------------------------- ---------------------------------
                                                                   2006              2005            2006             2005
                                                             ---------------- ---------------- ---------------- ----------------
Revenues:
   Rental revenue from real estate                                 $22,327          $25,104          $46,643          $51,351
   Tenant reimbursements                                             3,066            3,594            6,375            7,222
   Lease termination fees                                               13              478           16,068              478
   Other income, including interest                                  1,088            1,811            1,821            2,114
                                                             ---------------- ---------------- ---------------- ----------------
        Total revenues                                              26,494           30,987           70,907           61,165
                                                             ---------------- ---------------- ---------------- ----------------

Expenses:
   Property operating, maintenance and real estate taxes             4,311            4,129            8,992            9,019
   Interest                                                          5,193            5,905           10,408           10,552
   Interest (related parties)                                          190              243              381              549
   General and administrative                                          637              443            1,272            1,118
   Depreciation and amortization of real estate                      5,425            5,369           10,904           10,942
                                                             ---------------- ---------------- ---------------- ----------------
        Total expenses                                              15,756           16,089           31,957           32,180
                                                             ---------------- ---------------- ---------------- ----------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                             10,738           14,898           38,950           28,985
Equity in earnings of unconsolidated joint venture                     351              393              682              387
Minority interests                                                  (8,968)         (12,594)         (32,358)         (24,272)
                                                             ---------------- ---------------- ---------------------------------
   Income from continuing operations                                 2,121            2,697            7,274            5,100
                                                             ---------------- ---------------- ---------------- ----------------

Discontinued operations, net minority interests:
Gain from disposal of discontinued operations                         -                   -                -               14
Loss attributable to discontinued operations                          -                  (2)               -              (12)
                                                             ---------------- ---------------- ---------------- ----------------
   (Loss)/income from discontinued operations                         -                  (2)                  -             2
                                                             ---------------- ---------------- ---------------- ----------------

Net income available to common stockholders                         $2,121          $ 2,695          $ 7,274          $ 5,102
                                                             ================ ================ ================ ================
Net income available to minority interests                          $8,968          $12,587          $32,358          $24,282
                                                             ================ ================ ================ ================
Income per common share from continuing operations:
   Basic                                                             $0.11            $0.15            $0.39            $0.28
                                                             ================ ================ ================ ================
   Diluted                                                           $0.11            $0.15            $0.39            $0.28
                                                             ================ ================ ================ ================
Income per common share from discontinued operations:
   Basic                                                                 -                -                -               -
                                                             ================ ================ ================ ================
   Diluted                                                               -                -                -               -
                                                             ================ ================ ================ ================
Net income per common share:
   Basic                                                             $0.11            $0.15            $0.39           $0.28
                                                             ================ ================ ================ ================
   Diluted                                                           $0.11            $0.15            $0.39           $0.28
                                                             ================ ================ ================ ================
Weighted average shares of common stock outstanding (basic)     19,028,240       18,257,982       18,743,649       18,184,661
                                                             ================ ================ ================ ================
Weighted average shares of common stock outstanding (diluted)   19,123,945       18,283,058       18,824,340       18,229,245
                                                             ================ ================ ================ ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                    Six months ended June 30,
                                                                                              --------------------------------------
                                                                                                     2006                2005
                                                                                              ------------------- ------------------
Cash flows from operating activities:
     Net income                                                                                  $   7,274            $   5,102
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                      32,358               24,282
            Minority interest distributions                                                        (27,931)             (24,282)
            Depreciation and amortization of real estate and in-place leases                        10,904               10,976
            Amortization of above market lease                                                         944                  944
            Gain on sale of real estate                                                                  -                  (63)
            Equity in earnings of unconsolidated joint venture                                        (682)                (387)
            Distributions from unconsolidated joint venture                                            510                  510
            Interest earned on restricted cash                                                        (121)                   -
            Lease termination fee income related to restricted cash                                 (8,948)                   -
            Stock-based compensation expense                                                           118                    -
            Other                                                                                       35                    -
     Changes in operating assets and liabilities:
            Deferred rent receivable                                                                   830                 (890)
            Other assets                                                                               334               (6,605)
            Security deposits                                                                       (1,366)                 (35)
            Deferred rental income                                                                   3,743               (1,748)
            Accounts payable and accrued expenses                                                    1,795                  510
                                                                                              ------------------- ------------------
     Net cash provided by operating activities                                                      19,797                8,314
                                                                                              ------------------- ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (163)                (637)
     Proceeds from sale of real estate                                                                   -                8,387
     Purchase of real estate                                                                       (15,959)             (14,183)
     Restricted cash used for purchase of real estate                                               13,447                    -
     Excess restricted cash                                                                          1,835                    -
                                                                                              ------------------- ------------------
     Net cash used in investing activities                                                            (840)              (6,433)
                                                                                              ------------------- ------------------

Cash flows from financing activities:
    Proceeds from mortgage loan                                                                          -               25,800
    Principal payments on mortgage notes payable                                                    (4,966)              (4,116)
    Principal payments on mortgage notes payable (related parties)                                    (195)                (181)
    Net payments under line of credit (related parties)                                                  -               (9,116)
    Net payments under revolving line of credit                                                          -               (5,036)
    Proceeds from exercised stock options                                                              145                  330
    Distributions paid to minority interests in excess of earnings                                       -               (3,717)
    Dividends paid                                                                                  (5,912)              (5,799)
                                                                                              ------------------- ------------------
     Net cash used in financing activities                                                         (10,928)              (1,835)
                                                                                              ------------------- ------------------
     Net increase in cash and cash equivalents                                                       8,029                   46
Cash and cash equivalents, beginning of period                                                      31,441                1,519
                                                                                              ------------------- ------------------
Cash and cash equivalents, end of period                                                         $  39,470            $   1,565
                                                                                              =================== ==================

Supplemental information:
    Cash paid for interest                                                                       $  10,653            $  10,038
                                                                                              =================== ==================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P. units                                       $   9,925            $   2,197
                                                                                              =================== ==================
    Issuance of note receivable from sale of real estate                                                 -            $   4,060
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

     As of June 30, 2006, the Company owns a controlling general partnership interest of 18.41%, 21.69%, 16.19% and 12.42% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 17.93% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 110 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2006 and 2005.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2006, their consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and their cash flows for the six months ended June 30, 2006 and 2005. All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 and related footnote disclosures are unaudited. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

     The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The Company also consolidates all variable interest entities ("VIE") in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R ("FIN 46R"). As of June 30, 2006, the Company consolidated one VIE in the accompanying consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Note 5 for further discussion of this transaction).

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     STOCK-BASED  OPTION  COMPENSATION  ACCOUNTING
     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At June 30, 2006, the Company had one stock-based option compensation plan. The Company has adopted the requirements of SFAS No. 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on the Company's consolidated statements of operations, cash flows or financial position.

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying consolidated statements of operations. Under SFAS No. 123R, the Company recorded $59 and $118 of expense for share-based compensation relating to grants of stock options for the three and six months ended June 30, 2006, respectively.

     As of June 30, 2006, there was $0.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

     For 2005 and all prior years, the Company had elected to follow APB 25 and related interpretations in accounting for its employee and non-employee director stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value prior to year 2006. Under APB 25, no compensation expense related to stock options had been recognized because the exercise price of the granted options equaled the market price of the underlying stock on the date of grant. Although the Company had elected to follow APB 25 for previously granted options prior to January 1, 2006, pro forma information regarding net income and net income per share is required by SFAS No. 123R for all periods presented prior to 2006. This information has been determined as if the Company had accounted for stock options under the fair value method under SFAS 123.

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common stockholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and six months ended June 30, 2005.

                                                                      Three Months Ended              Six Months Ended
                                                                        June 30, 2005                  June 30, 2005
                                                                 ---------------------------    ---------------------------
                                                                       (dollars in thousands, except per share data)
        Historical net income to common stockholders, as reported         $2,695                         $5,102
        Add back compensation expense for stock options included
           in historical net income to common stockholders                     -                              -
        Deduct compensation expense for stock options determined
           under fair value based method                                     (40)                           (59)
        Allocation of compensation expense to minority interests              33                             48
                                                                 ---------------------------    ---------------------------
        Pro forma net income to common stockholders                       $2,688                         $5,091
                                                                 ===========================    ===========================

        Earnings per share - basic:
           Historical net income to common stockholders, as reported       $0.15                          $0.28
           Pro forma net income to common stockholders                     $0.15                          $0.28
        Earnings per share - diluted:
           Historical net income to common stockholders, as reported       $0.15                          $0.28
           Pro forma net income to common stockholders                     $0.15                          $0.28

     MINORITY INTERESTS
     Minority interest represents the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. In total, these interests accounted for approximately 82.07% of the ownership interests in the real estate operations of the Company as of June 30, 2006. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interest ownership percentage.

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

3.   REAL ESTATE

     On April 1, 2006, the Company acquired a fully leased office/R&D property with approximately 42,100 rentable square feet located at 1875 Charleston Road in Mountain View, California by purchasing Mission West Charlston, LLC, an entity controlled by Carl E. Berg. The total acquisition price for this entity was $2,615, which is subject to a ground lease with an unrelated party for the underlying property that runs through June 2057. The acquisition was paid in cash.

     The purchase price of the 1875 Charleston Road acquisition was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded $745 of the purchase price as real estate related intangible assets in the accompanying consolidated balance sheet for the value of an in-place lease. The intangible assets will be amortized over the applicable remaining lease term. Amortization expense of $35 was recorded for the three months ended June 30, 2006.

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

4.   RESTRICTED CASH

     Restricted cash totaled $10,626 as of June 30, 2006. Of this amount, $9,075 represents a balance that is consolidated due to the Company's adoption of FIN 46R, "Consolidation of Variable Interest Entities." The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE. See Note 5 below for further discussion. The remaining $1,551 represents a bond the Company posted in the Republic Properties Corporation v. Mission West Properties, L.P. litigation (see
     Note 10). In July 2006, this $1,551 bond was released and the funds became unrestricted.

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

     In March 2006, one of the Company's tenants, JDS Uniphase ("JDS"), entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 252,000 rentable square feet located in San Jose, California. M&M assumed all of JDS's remaining obligations under these leases, acquired certain personal property of JDS located on the premises and received a payment of approximately $11,147. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with JDS, pursuant to which all of the JDS's obligations under these leases have been effectively transferred to M&M. M&M must continue to perform all

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     of the obligations under the assumed JDS leases and has the right to sublease any or all of the 252,000 rentable square feet vacated by JDS for the remainder of the current lease terms, which expire in 2006 and 2007. Under the terms of the agreement, the Company will receive monthly rent payments of approximately $733 from April 2006 through December 2006, $545 from January 2007 through August 2007 and $330 from September 2007 through November 2007. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that the Company is the primary beneficiary of this variable interest entity and therefore consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $11,147 in March 2006.

6.   STOCK TRANSACTIONS

     During the six months ended June 30, 2006, stock options to purchase 21,300 shares of common stock were exercised at $8.25 per share and 20,000 shares of common stock were exercised at $10.00 per share. Total proceeds to the Company were $145 with the remaining balance of $231 received in early July 2006. During the same period, four limited partners exchanged a total of 852,096 O.P. units for 852,096 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of $9,925 from minority interest to paid-in-capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

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

     As of June 30, 2006, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale or discontinued operations. During the first quarter of 2005, the Company sold two properties for a combined sales price of $12,750. Condensed results of operations for these properties for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                             2006            2005             2006           2005
                                                          -----------     -----------     -----------     -----------
                                                                             (dollars in thousands)
                                                                                  (unaudited)
      Revenues
         Rental revenue from real estate                        -               -              -              $14
         Tenant reimbursements                                  -               -              -                1
                                                          -----------     -----------     -----------     -----------
               Total revenues                                   -               -              -               15
                                                          -----------     -----------     -----------     -----------

      Expenses
         Property operating, maintenance and real estate taxes  -             $10              -               33
         Depreciation                                           -               -              -               33
                                                          -----------     -----------     -----------     -----------
              Total expenses                                    -              10              -               66
                                                          -----------     -----------     -----------     -----------

      Loss from discontinued operations                         -             (10)             -              (51)
      Gain from disposal of discontinued operations             -               -              -               63
      Minority interest in loss/(earnings) attributable to      -               8              -              (10)
         discontinued operations
                                                          -----------     -----------     -----------     -----------
     (Loss)/income from discontinued operations                 -            ($ 2)             -              $ 2
                                                          ===========     ===========     ===========     ===========


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

     The computation for weighted average shares is detailed below:

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                               2006              2005               2006               2005
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       19,028,240       18,257,982          18,743,649         18,184,661
         Incremental shares from assumed option exercise       95,705           25,076              80,691             44,584
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     19,123,945       18,283,058          18,824,340         18,229,245
                                                         ===============    ==============     ==============    ===============

     Outstanding options to purchase 647,000 shares in 2006 and 2005 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at June 30, 2006 and 2005 was 85,235,999 and 86,169,195, respectively.

9.   RELATED PARTY TRANSACTIONS

     As of June 30, 2006, the Berg Group owned 77,485,028 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of June 30, 2006 represented approximately 74% of the total equity interests, assuming conversion of the 85,235,999 O.P. units outstanding into the Company's common stock.

     As of June 30, 2006, debt in the amount of $9,856 was due the Berg Group under a mortgage note established on May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit, which was terminated in October 2005, and mortgage note was $190 and $243 for the three months June 30, 2006 and 2005, respectively, and $381 and $549 for the six months ended June 30, 2006 and 2005, respectively.

     On April 1, 2006, the Company acquired a fully leased office/R&D property with approximately 42,100 rentable square feet located at 1875 Charlston Road in Mountain View, California by purchasing Mission West Charlston, LLC, an entity controlled by Carl E. Berg. The total acquisition price for this entity was $2,615, which is subject to a ground lease with an unrelated party for the underlying property that runs through June 2057. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors (the "Independent Directors Committee").

     During the first six months of 2006 and 2005, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies in which Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $162 and $193 in rental revenue during the three months ended June 30, 2006 and 2005, respectively, and $324 and $409 in rental revenue during the six months ended June 30, 2006 and 2005, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring or holding shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

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

     The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company has recorded this portion of the purchase price paid to the Berg Group as an "Other asset" on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     The Berg Group has an approximately $7,500 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company has recorded this portion of the purchase price paid to the Berg Group as an "Other asset" on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended June 30, 2006 and 2005 and $45 for each of the six-month periods ended June 30, 2006 and 2005.

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

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of approximately $934 to the RPC plaintiffs, which represented a liability of the Company or MWP. The Company has a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP, which exceeds the amount of the damages awarded to the RPC parties and would be used to pay those damages in the event the decision of the Circuit Court is upheld ultimately. The Company has never accounted for the 50% interest in Hellyer LP that is claimed by RPC as an asset of the Company. In February 2001, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which was stayed pending resolution of the Maryland case. In March 2005, the Company voluntarily dismissed its California suit. On March 1, 2005, the Maryland Appeals Court ruled in favor of Mission West Properties, L.P., finding that the Circuit Court of Maryland lacked personal jurisdiction over MWP. In April 2005, the decision of the Maryland Appeals Court became final, and the Company obtained a court order for the release of a $1,551 bond, which it posted to remove an attachment order issued to RPC. In April 2005, RPC submitted a motion to the Superior Court of the State of California effectively asking the court to prevent MWP from dismissing the previously dismissed California suit. In April 2006 the Maryland Supreme Court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. All litigation in the
     Maryland portion of this dispute over the Hellyer Avenue limited partnership has been concluded in the Company's favor. The lawsuit in the Santa Clara County, California Superior Court is still unresolved. However, the California Superior Court ordered the release of the $1,551 bond in June 2006.

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

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of June 30, 2006.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of June 30, 2006.

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

     ASSET DISPOSITIONS SUBJECT TO CERTAIN CONDITIONS
     The Company has entered into sale agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS No. 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has executed sales contracts that are subject to material conditions as previously described:

        Property                   Number of Building    Rentable Square Feet        Acre            Sales Price
        --------                   ------------------    --------------------        ---------            -----------
        McCandless Drive                    8                    427,000              23.03                 $90,000
        Milpitas, California

        Samaritan Drive                     3                    235,000              13.37                 $43,000
        San Jose, California

        Morse Avenue                        1                     39,200               2.25                 $ 8,250
        Sunnyvale, California

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

11.  SUBSEQUENT EVENTS

     On July 6, 2006, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of June 30, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16,733.

     In April 2005, the Company obtained a court order for the release of a $1,551 bond relating to the Republic Properties Corporation v. Mission West Properties, L.P. litigation (see above under Note 10). In June 2006, the California Superior Court ordered the release of the $1,551 bond and the Company received the entire proceeds plus interest in July 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

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

In addition, the actual timing of development, construction, and leasing on any projects that we believe we may acquire in the future under the Berg Land
Holdings Option Agreement is presently unknown, and reliance should not be placed on estimates concerning these projects. These risks and uncertainties, together with the other risks described under Part I, Item 1A -- "Risk Factors" of our annual report on Form 10-K for 2005 and from time to time in our other reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2006, we owned and managed 110 properties totaling approximately 7.9 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of June 30, 2006, the four tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley R&D property market has historically fluctuated with the local economy. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. According to a recent report by NAI BT Commercial Real Estate, the vacancy rate for Silicon Valley R&D property was approximately 19.6% in late 2005 and 19.4% at the end of the second quarter of 2006. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2006 amounted to 29.9 million square feet, of which 21.4%, or 6.4 million square feet, was being offered under subleases. Total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2005 amounted to approximately 3.6 million square feet. During the first six months of 2006, there was total positive net absorption of approximately 76,000 square feet. Average asking market rent per square foot at the end of the second quarter of 2006 was $0.90 compared to $0.88 in late 2005, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our occupancy rate at June 30, 2006 was 63.0% compared to 65.7% at June 30, 2005. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 209,000 rentable square feet are expiring prior to the end of 2006. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2006 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

REVENUE RECOGNITION. Rental revenue is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us. The difference between recognized rental income and rental cash receipts is recorded as "Deferred rent receivable" on the consolidated balance sheets.

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

With regard to critical accounting policies, where applicable, we have explained and discussed the criteria for identification and selection, methodology in application and impact on the financial statements with the Audit Committee of our Board of Directors. The Audit Committee has reviewed the critical accounting policies we identified.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

As of June 30, 2006, through our controlling interests in the operating partnerships, we owned 110 properties totaling approximately 7.9 million rentable square feet compared to 108 properties totaling approximately 8.0 million rentable square feet owned by us as of June 30, 2005. This represents a net decrease of approximately 1% in total rentable square footage, as we acquired two R&D properties consisting of approximately 137,800 rentable square feet and disposed of one R&D property consisting of approximately 239,000 rentable square feet since the second quarter of 2005.

Rental revenue from real estate for the three and six months ended June 30, 2006 compared to the three- and six-month periods in 2005 are as follows:

                                   Three Months Ended June 30,                             % Change by        % of Total Net
                                     2006              2005              $ Change         Property Group          Change
                                 -------------     --------------     ---------------     ---------------     ----------------
                                               (dollars in thousands)
       Same Property (1)           $21,774            $25,104            ($3,330)             (13.3%)             (13.3%)
       2006 Acquisitions               553                  -                553              100.0%                2.2%
                                 -------------     --------------     ---------------                         ----------------
          Total                    $22,327            $25,104            ($2,777)             (11.1%)             (11.1%)
                                 =============     ==============     ===============                         ================

                                    Six Months Ended June 30,                              % Change by        % of Total Net
                                     2006              2005              $ Change         Property Group          Change
                                 -------------     --------------     ---------------     ---------------     ----------------
                                               (dollars in thousands)
       Same Property (1)           $45,978            $51,351            ($5,373)             (10.5%)             (10.5%)
       2006 Acquisitions               665                  -                665              100.0%                1.3%
                                 -------------     --------------     ---------------                         ----------------
          Total                    $46,643            $51,351            ($4,708)              (9.2%)              (9.2%)
                                 =============     ==============     ===============                         ================

(1) "Same Property" is defined as properties owned by us prior to 2006 that we still owned as of June 30, 2006.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended June 30, 2006, rental revenue from real estate decreased by approximately ($2.8) million, or 11.1%, from $25.1 million for the three months ended June 30, 2005 to $22.3 million for the same period in 2006. For the six months ended June 30, 2006, rental revenue from real estate decreased by approximately ($4.7) million, or 9.2%, from $51.3 million for the six months ended June 30, 2005 to $46.6 million for the six months ended June 30, 2006. Rental revenue includes approximately ($0.5) million in amortization expense for the three months ended June 30, 2006 and 2005 and approximately ($0.9) million in amortization expense for the six months ended June 30, 2006 and 2005 for the amortization of an above-market lease intangible asset pursuant to SFAS No. 141. The decline in rental revenue was primarily a result of lower rental rates on new leases and renewals and the loss of several tenants due to lease terminations, bankruptcy, relocation or cessation of their operations since June 30, 2005, all of which resulted from current adverse market conditions. Our occupancy rate at June 30, 2006 was approximately 63.0%, compared to approximately 65.7% at June 30, 2005. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley, our occupancy rate may drop further if the 209,000 rentable square feet scheduled to expire during the remainder of 2006 is not renewed or re-leased.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of June 30, 2006, we had investments in four R&D buildings, totaling 593,000 rentable square feet, through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended June 30, 2006, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.35 million compared to equity in earnings of $0.39 million for the same period in 2005. Our equity in earnings from this unconsolidated joint venture declined in the second quarter of 2006 due to higher operating expenses. For the six-month periods ended June 30, 2006 and 2005, equity in earnings from the unconsolidated joint venture was approximately $0.68 million and $0.39 million, respectively. The increase in equity in earnings from unconsolidated joint venture for the six-month period ended June 30, 2006 resulted from the write-offs of leasing commission and tenant improvements in 2005 for a tenant that terminated its lease agreement. The occupancy rate for the properties owned by this joint
venture  at  June  30,  2006  and  2005  was  approximately   86.6%  and  78.7%,
respectively.

LEASE TERMINATION INCOME FROM CONTINUING OPERATIONS
Lease termination fees for the three months ended June 30, 2006 and 2005 were $13,000 and $0.5 million, respectively. Lease termination fees for the six months ended June 30, 2006 and 2005 were approximately $16.1 million and $0.5 million, respectively. These fees were paid by tenants who terminated their lease obligations before the end of the contractual term of the lease. We do not consider those transactions to be recurring items.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income of approximately $1.1 million for the three months ended June 30, 2006 included approximately $0.5 million from interest income, $0.3 million from management fee income and $0.3 million from settlement claims and miscellaneous income. Other income of approximately $1.8 million for the three months ended June 30, 2005 included approximately $0.2 million from management fee income and $1.6 million from settlement claims and miscellaneous income. For the six months ended June 30, 2006, other income of approximately $1.8 million included approximately $0.9 million from interest income, $0.5 million from management fee income and $0.4 million from settlement claims and miscellaneous income. For the six months ended June 30, 2005, other income of approximately $2.1 million included approximately $0.5 million from management fee income and $1.6 million from settlement claims and miscellaneous income.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the second quarter of 2006 increased by approximately $0.2 million, or 4.4%, from $4.1 million to $4.3 million for the three months ended June 30, 2005 and 2006, respectively, due primarily to higher property taxes from two R&D property acquisitions in the first half of 2006 and higher property tax refunds in 2005. Tenant reimbursements decreased by approximately ($0.5) million, or 14.7%, from $3.6 million for the three months ended June 30, 2005 to $3.1 million for the three months ended June 30, 2006 due to lower occupancy. Property operating expenses and real estate taxes remained the same at approximately $9.0 million for the six months ended June 30, 2006 and 2005. Tenant reimbursements decreased by approximately ($0.8) million, or 11.7%, from $7.2 million for the six months ended June 30, 2005 to $6.4 million for the six months ended June 30, 2006. The decrease in tenant reimbursements for the six months ended June 30, 2006 as compared to the same period in 2005 was due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties, however. General and administrative expenses increased by approximately $0.2 million, or 43.8%, from $0.4 million to $0.6 million for the three months ended June 30, 2005 and 2006, respectively. For the six months ended June 30, 2005 and 2006, general and administrative expenses increased by approximately $0.2 million, or 13.8%, from $1.1 million to $1.3 million, respectively. The increase in general and administrative expenses for the quarter and the six months ended June 30, 2006 was primarily a result of fees paid in connection with filing a registration statement for the resale of shares of common stock to be acquired from time to time upon the exchange of O.P. Units for stock, as well as dividend equivalent right compensation cost and stock option expensing.

Depreciation and amortization expense of real estate increased by approximately $56,000, or 1.0%, from $5.37 million to $5.43 million for the three months ended June 30, 2005 and 2006, respectively. The increase was attributable primarily to the additional amortization expense relating to in-place lease value intangible asset pursuant to SFAS No. 141 in connection with two R&D property acquisitions during the first six months of 2006. Depreciation and amortization expense of real estate remained relatively the same at $10.9 million for the six months ended June 30, 2005 and 2006.

Interest expense decreased by approximately ($0.7) million, or 12.1%, from $5.9 million for the three months ended June 30, 2005 to $5.2 million for the three months ended June 30, 2006, as the 2005 figure included a cash flow interest rate derivative loss of approximately $0.8 million. Interest expense (related parties) decreased by approximately ($53,000), or 21.8%, from $243,000 for the three months ended June 30, 2005 to $190,000 for the three months ended June 30, 2006 due to the termination of the Berg Group line of credit in October 2005. Total debt outstanding, including amounts due related parties, increased by approximately $18.0 million, or 5.2%, from $344.4 million as of June 30, 2005 to $362.4 million as of June 30, 2006. Overall interest expense, including amounts paid to related parties, for the quarter ended June 30, 2006 decreased by approximately ($0.8) million compared to the same quarter a year ago, with the difference being primarily attributable to the cash flow interest rate derivative charge in 2005 and the retirement of the higher rate Citicorp loan during the third quarter of 2005, notwithstanding the additional interest expense under the fixed rate secured mortgage loan of $125 million from Allianz Life Insurance Company obtained in July 2005.

Interest expense decreased by approximately ($0.1) million, or 1.4%, from $10.5 million for the six months ended June 30, 2005 to $10.4 million for the six months ended June 30, 2006. Interest expense (related parties) decreased by approximately ($168,000), or 30.6%, from $549,000 for the six months ended June 30, 2005 to $381,000 for the six months ended June 30, 2006.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts income from discontinued operations for the three and six months ended June 30, 2006 and 2005.

                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                                 2006             2005             2006             2005
                                                              -----------     ------------     ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Gain from disposal of discontinued operations              -               -               -               $63
         Loss attributable to discontinued operations               -            ($10)              -               (51)
         Minority interest in loss/(earnings) attributable
            to discontinued operations                              -               8               -               (10)
                                                              -----------     ------------     ------------     ------------
         (Loss)/income from discontinued operations                 -           ($  2)              -              $  2
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

The loss to common stockholders and minority interests attributable to discontinued operations from these two properties for the three months ended June 30, 2005 was approximately ($2,000) and ($8,000), respectively. The income to common stockholders and minority interests attributable to discontinued operations from these two properties for the six months ended June 30, 2005 was approximately $2,000 and $10,000.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS AND NET INCOME AVAILABLE TO MINORITY INTERESTS
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interest represents the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 82% as of June 30, 2006 and 2005.

Net income available to common stockholders decreased by approximately ($0.6) million, or 21.3%, from $2.7 million for the three months ended June 30, 2005 to $2.1 million for the same period in 2006. The minority interest portion of income decreased by approximately ($3.6) million, or 28.8%, from $12.6 million for the three months ended June 30, 2005 to $9.0 million for the three months ended June 30, 2006. The decline in the quarter's net income for both common stockholders and minority interests was primarily due to lower rental revenue and higher settlement income in 2005. For the six months ended June 30, 2006 and 2005, the minority interest portion of income was approximately $32.4 million and $24.3 million, respectively, resulting in net income to common stockholders of approximately $7.3 million and $5.1 million, respectively. The increase in net income for both common stockholders and minority interests was primarily due to the realization of higher lease termination fees.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the three months ended June 30, 2006 resulted from the acquisition of two R&D properties. In addition, total stockholders' equity increased from the issuance of common stock for the exchange of O.P. units and stock option exercises.

At June 30, 2006, total investments in properties had a net increase of approximately $16.2 million from December 31, 2005 primarily due to two R&D property acquisitions during the first six months of 2006 consisting approximately 137,800 rentable square feet located in the Silicon Valley.

Total stockholders' equity, net, increased by approximately $11.6 million from December 31, 2005 as we obtained additional capital from the issuance of 852,096 shares of our common stock for the exchange of O.P. units and 41,300 shares of our common stock from stock option exercises and a decrease in accumulated deficit of approximately $1.2 million due to the realization of higher lease termination fees for the period. The newly issued shares increased additional paid-in-capital by approximately $10.4 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a continued decline in operating cash flows from our operating property portfolio in 2006 as compared to 2005. The reduction in cash flows reflects the overall reduced demand for R&D properties, lower rental rates for new and renewed leases, and an increase in vacant properties in 2006. In addition, if we are unable to lease a significant portion of the approximately 209,000 rentable square feet scheduled to expire during the remainder of 2006 or an equivalent amount of our currently available space of approximately 2.9 million rentable square feet, our operating cash flows may be affected adversely. With the expectation of lower rental revenues for the remainder of 2006, we expect the properties' net operating income to continue to show year over year declines when compared to 2005. As noted above, we expect cash flows from operating activities to continue to show declines primarily driven by the general downturn in the Silicon Valley's economy in recent years, the softening of the Company's market specifically, and the expected weaker performance of our properties. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Cupertino National Bank ("CNB"). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2006. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on a line of credit with CNB. We expect our total interest expense to increase through new financing activities. In the remainder of 2006, we will be obligated to make payments totaling approximately $5.3 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

Cash and cash equivalents increased by approximately $8.0 million from $31.4 million as of December 31, 2005 to $39.5 million as of June 30, 2006 primarily from cash flow from operations and excess remaining restricted cash from a 1031 tax-deferred exchange transaction.

Restricted cash totaled $10.6 million as of June 30, 2006. Of this amount, $9.1 million, net of monthly rent payments, represents a balance we consolidated due to our adoption of FIN 46R, "Consolidation of Variable Interest Entities" (see
Note 5). The remaining $1.5 million represents a bond we posted in connection with the Republic Properties Corporation v. Mission West Properties, L.P. litigation (see Note 10). We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On July 6, 2006, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of June 30, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16.7 million. For the remainder of 2006, we expect to maintain our current quarterly dividend payment rate to common shareholders and O.P. unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
At June 30, 2006, we had total indebtedness of $362.4 million, including $352.5 million of fixed rate mortgage debt and $9.9 million under the Berg Group mortgage note (related parties), as detailed in the table below. The CNB loan contains certain financial loan and reporting covenants as defined in the loan agreements. As of June 30, 2006, we were in compliance with these loan covenants.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of June 30, 2006 that will impact our liquidity and cash flow in future periods:

                               ------------ ------------- ------------ ------------ ------------- ------------ ------------
                                   2006          2007         2008         2009          2010      Thereafter      Total
                               --------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Long-Term Debt Obligations (1)    $5,259      $11,028      $121,605      $9,580        $10,125     $204,774     $362,371
Operating Lease Obligations (2)       45           23             -           -              -            -           68
                               ------------ ------------- ------------ ------------ ------------- ------------ ------------
Total                             $5,304      $11,051      $121,605      $9,580        $10,125     $204,774     $362,439
                               ============ ============= ============ ============ ============= ============ ============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of June 30, 2006:

                                                                                                             Maturity      Interest
            Debt Description                          Collateral Properties                   Balance          Date          Rate
-------------------------------------------- ------------------------------------------  ----------------  -------------  ----------
                                                                                               (dollars in thousands)
Line of Credit:
Cupertino National Bank                      Not Applicable                                          -          11/06           (3)
                                                                                         ----------------

Mortgage Notes Payable (related parties):    5300 & 5350 Hellyer Avenue, San Jose, CA         $  9,856           6/10         7.65%
                                                                                         ----------------
Mortgage Notes Payable (1):
Prudential Insurance Co. of America (2)      10300 Bubb Road, Cupertino, CA                    116,161          10/08         6.56%
                                             10500 N. De Anza Blvd, Cupertino, CA
                                             4050 Starboard Drive, Fremont, CA
                                             45700 Northport Loop, Fremont, CA
                                             45738 Northport Loop, Fremont, CA
                                             450 National Ave., Mountain View, CA
                                             6311 San Ignacio Avenue, San Jose, CA
                                             6321 San Ignacio Avenue, San Jose, CA
                                             6325 San Ignacio Avenue, San Jose, CA
                                             6331 San Ignacio Avenue, San Jose, CA
                                             6341 San Ignacio Avenue, San Jose, CA
                                             6351 San Ignacio Avenue,San Jose, CA
                                             3236 Scott Boulevard, Santa Clara, CA
                                             3560 Bassett Street, Santa Clara, CA
                                             3570 Bassett Street, Santa Clara, CA
                                             3580 Bassett Street, Santa Clara, CA
                                             1135 Kern Avenue, Sunnyvale, CA
                                             1212 Bordeaux Lane, Sunnyvale, CA
                                             1230 E. Arques, Sunnyvale, CA
                                             1250 E. Arques, Sunnyvale, CA
                                             1170 Morse Avenue, Sunnyvale, CA
                                             1600 Memorex Drive, Santa Clara, CA
                                             1688 Richard Avenue, Santa Clara, CA
                                             1700 Richard Avenue, Santa Clara, CA
                                             3540 Bassett Street, Santa Clara, CA
                                             3542 Bassett Street, Santa Clara, CA
                                             3544 Bassett Street, Santa Clara, CA
                                             3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Co. (4)   1750 Automation Parkway, San Jose, CA              89,780           1/13         5.64%
                                             1756 Automation Parkway, San Jose, CA
                                             1762 Automation Parkway, San Jose, CA
                                             6320 San Ignacio Avenue, San Jose, CA
                                             6540-6541 Via Del Oro, San Jose, CA
                                             6385-6387 San Ignacio Avenue, San Jose, CA
                                             2251 Lawson Lane, Santa Clara, CA
                                             1325 McCandless Drive, Milpitas, CA
                                             1650-1690 McCandless Drive, Milpitas, CA
                                             20605-20705 Valley Green Drive, Cupertino, CA
Allianz Life Ins. Co. (Allianz Loan I)(5)    5900 Optical Court, San Jose, CA                   24,907           8/25         5.56%

Allianz Life Ins. Co. (Allianz Loan II)(5)   5325-5345 Hellyer Avenue, San Jose, CA            121,667           8/25         5.22%
                                             1768 Automation Parkway, San Jose, CA
                                             2880 Scott Boulevard, Santa Clara, CA
                                             2890 Scott Boulevard, Santa Clara, CA
                                             2800 Scott Boulevard, Santa Clara, CA
                                             20400 Mariani Avenue, Cupertino, CA
                                             10450-10460 Bubb Road, Cupertino, CA
                                                                                         ----------------
                                                                                               352,515
                                                                                         ----------------

                                                                                         ----------------
TOTAL                                                                                         $362,371
                                                                                         ================


(1) Mortgage notes payable generally require monthly installments of interest and principal ranging from $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% at June 30, 2006.
(2) The Prudential Insurance loan is payable in monthly installments of $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(3) Interest rate equal to LIBOR plus 1.75%. The Cupertino National Bank line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of June 30, 2006, the Company was in compliance with these loan covenants.
(4) The Northwestern loan is payable in monthly installments of $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(5) The Allianz loans are payable in monthly aggregate installments of $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of June 30, 2006, the Company was in compliance with these loan covenants.

At June 30, 2006, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $11.08 per share on June 30, 2006) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 23.8%. On June 30, 2006, the last trading day for the quarter, total market capitalization was approximately $1.5 billion.

At June 30, 2006, the outstanding balance remaining under certain notes that we owed to the operating partnerships was $1.8 million. The due date of these notes has been extended to September 30, 2007. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

Net cash provided by operating activities for the six months ended June 30, 2006 was $19.8 million compared to $8.3 million for the same period in 2005. The increase resulted primarily from the increase in deferred rental income, rent payments from M&M, LLC (see Note 5) and higher leasing commission payments (included in Other assets) in 2005, which amounted to approximately $4.0 million compared to $0.3 million in 2006.

Net cash used in investing activities was approximately ($0.8) million and ($6.4) million for the six months ended June 30, 2006 and 2005, respectively. Cash used in investing activities during the six months ended June 30, 2006 related principally to the acquisition of the properties at 233 South Hillview Drive and 1875 Charlston Road for approximately $16.0 million. The 233 South Hillview Drive acquisition was completed as a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way, San Jose, California. The remaining excess restricted cash of approximately $1.8 million was transferred to our general cash account. Capital expenditures relating to real estate improvements were approximately $163,000 for the six months ended June 30, 2006. Cash used in investing activities during the six months ended June 30, 2005 related principally to the acquisition of the R&D property at 5521 Hellyer Avenue for $14.2 million and the disposition of two R&D properties for a total of $8.4 million. We partially financed one of the sales with a note receivable for approximately $4.1 million, which has been reflected as a non-cash transaction. Capital expenditures relating to real estate improvements were approximately $637,000 for the six months ended June 30, 2005.

Net cash used in financing activities was ($10.9) million for the six months ended June 30, 2006 compared to ($1.8) million for the six months ended June 30, 2005. During the first six months of 2006, we received $0.1 million from stock option exercises, used $5.1 million to pay outstanding debt, and paid $5.9 million to common stockholders for dividends. During the same period in 2005, we received $25.8 million from a new mortgage loan, received $0.3 million from stock option exercises, used $18.4 million to pay outstanding debt, and paid $3.7 million to minority interests for distributions in excess of earnings and $5.8 million to common stockholders for dividends.

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

FFO for the three and six months ended June 30, 2006 and 2005, as reconciled to net income available to common stockholders, are summarized in the following tables:

                                                    Three Months Ended June 30,                    Six Months Ended June 30,
                                                    2006                   2005                   2006                   2005
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders                $ 2,121                $ 2,695               $ 7,274                $ 5,102
Add:
 Minority interests (1)                            8,855                 12,453                32,110                 24,028
 Depreciation & amortization of real estate (2)    5,978                  5,993                12,096                 12,382
Less:
 Gain on sale of asset                                 -                      -                     -                    (63)
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $16,954                $21,141               $51,480                $41,449
                                             ==================     ==================     ==================     ==================

(1) The minority interest for third parties totaling $113 and $133 for the three months ended June 30, 2006 and 2005, respectively, and $248 and $254 for the six months ended June 30, 2006 and 2005, respectively, was deducted from total minority interest in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling $211 and $210 for the three months ended June 30, 2006 and 2005, respectively, and $422 and $564 for the six months ended June 30, 2006 and 2005, respectively. Also includes our amortization of leasing commissions of $342 and $414 for the three months ended June 30, 2006 and 2005, respectively, and $770 and $842 for the six months ended June 30, 2006 and 2005, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's consolidated statements of operations. For the six months ended June 30, 2005, depreciation and amortization of real estate also includes approximately $34 attributable to discontinued operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2006. The current terms of this debt are described in
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2006 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                      Six Months
                                       Remaining
                                                            Year Ending December 31,
                                                  -------------------------------------------
                                        2006       2007       2008       2009        2010     Thereafter     Total     Fair Value
                                      ---------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
FIXED RATE DEBT:
  Secured notes payable                $5,259    $11,028    $121,605    $9,580     $10,125     $204,774     $362,371    $471,132
  Weighted average interest rate        5.84%      5.84%       5.84%     5.84%       5.84%        5.84%


The primary market risks we face are interest rate fluctuations. Principal amounts outstanding under the CNB line of credit, which had a zero balance at June 30, 2006, is tied to a LIBOR based interest rate. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at June 30, 2006.

As of June 30, 2006, we had no interest rate risk since there was no variable rate debt outstanding.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of June 30, 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The 2006 Annual Meeting of Stockholders of the Company was held on May 17, 2006 in which proxies representing 9,746,943 shares of common stocks, or 52.7% of the total outstanding shares, were present and voted.

     b) At the 2006 Annual Meeting of Stockholders, Carl E. Berg, John C. Bolger, William A. Hasler, Lawrence B. Helzel, and Raymond V. Marino were elected as directors for the ensuing year, all of whom were serving on the board of directors at the time of the meeting.

     c)   The following proposals were voted upon at the meeting:

          Proposal No. 1: Election of Directors


                                           Total Vote for Each       Total Vote Withheld
             Directors                          Director              from Each Director         Total Abstentions
             ---------------------------- ----------------------     ----------------------    ----------------------
             Carl E. Berg                       9,506,101                   49,797                    191,045
             John C. Bolger                     9,547,048                    8,850                    191,045
             William A. Hasler                  7,733,647                1,822,251                    191,045
             Lawrence B. Helzel                 9,554,868                    1,030                    191,045
             Raymond V. Marino                  9,341,598                  214,300                    191,045


Proposal No. 2: Ratification of the selection of the accounting firm of Burr, Pilger & Mayer, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006. There were 9,722,077 votes in favor of the proposal, 10,316 votes against the proposal and 14,550 abstentions.

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


                                 Mission West Properties, Inc.
                                 (Registrant)


Date: August 8, 2006             By:    /s/ Carl E. Berg
                                    --------------------------------------------
                                    Carl E. Berg
                                    Chief Executive Officer


Date: August 8, 2006             By:    /s/ Wayne N. Pham
                                    --------------------------------------------
                                    Wayne N. Pham
                                    Vice President of Finance and Controller
                                    (Principal Accounting Officer and Duly
                                    Authorized Officer)