Form 10-Q
period 2006-09-30
MISSION WEST PROPERTIES INC
filed 2006-11-08
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

              19,397,287 shares outstanding as of October 31, 2006

                          Mission West Properties, Inc.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006


                                      INDEX

                                                                                                                     Page
Part I        Financial Information

   Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30, 2006
              and December 31, 2005 (unaudited).......................................................................2

              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)...............................................3

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2006 and 2005 (unaudited)...............................................4

              Notes to Condensed Consolidated Financial Statements (unaudited)........................................5

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

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MISSION WEST PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                                                  September 30, 2006       December 31, 2005
                                                                                 ---------------------   ----------------------
                                     ASSETS
Real estate assets, at cost:
    Land                                                                              $  272,222              $  273,933
    Buildings and improvements                                                           753,668                 766,457
    Real estate related intangible assets                                                 19,529                  17,410
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,045,419               1,057,800
    Less accumulated depreciation and amortization                                      (143,344)               (130,419)
    Assets held for sale, net                                                             24,633                       -
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     926,708                 927,381
Cash and cash equivalents                                                                 42,443                  31,441
Restricted cash                                                                            6,893                  16,712
Deferred rent receivable, net                                                             18,170                  19,218
Investment in unconsolidated joint venture                                                 3,472                   3,263
Other assets, net                                                                         25,537                  25,362
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,023,223              $1,023,377
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                            $  350,000              $  357,481
    Mortgage notes payable (related parties)                                               9,756                  10,051
    Interest payable                                                                         321                     321
    Security deposits                                                                      6,727                   8,047
    Deferred rental income                                                                 9,288                   6,103
    Liabilities related to assets held for sale                                              383                       -
    Dividends and distributions payable                                                   16,741                  16,725
    Accounts payable and accrued expenses                                                 13,694                   8,952
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 406,910                 407,680
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 9)

Minority interests                                                                       490,122                 500,682
                                                                                 ---------------------   ----------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                              -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized,
      19,397,287 and 18,448,791 shares issued and outstanding
      at September 30, 2006 and December 31, 2005                                             19                      18
  Paid-in-capital                                                                        148,993                 138,038
  Accumulated deficit                                                                    (22,821)                (23,041)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          126,191                 115,015
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,023,223              $1,023,377
                                                                                 =====================   ======================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                         Three months ended September 30,         Nine months ended September 30,
                                                       -------------------------------------- --------------------------------------
                                                             2006                2005                2006                 2005
                                                       ------------------ ------------------- -------------------- -----------------
Revenues:
   Rental revenue from real estate                             $22,107            $23,935           $67,271               $73,753
   Tenant reimbursements                                         3,274              3,779             9,424                10,722
   Lease termination fees                                            -                  -            16,068                   478
   Other income, including interest                              1,047                423             2,862                 2,530
                                                       ------------------ ------------------- -------------------- -----------------
        Total revenues                                          26,428             28,137            95,625                87,483
                                                       ------------------ ------------------- -------------------- -----------------
Expenses:
   Property operating, maintenance and real estate taxes         5,002              5,092            13,672                13,576
   Interest                                                      5,172              5,494            15,580                16,046
   Interest (related parties)                                      188                229               569                   779
   General and administrative                                      531                424             1,803                 1,542
   Depreciation and amortization of real estate                  5,569              5,111            16,161                15,432
                                                       ------------------ ------------------- -------------------- -----------------
        Total expenses                                          16,462             16,350            47,785                47,375
                                                       ------------------ ------------------- -------------------- -----------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                          9,966             11,787            47,840                40,108
Equity in earnings of unconsolidated joint venture                 857                291             1,538                   677
Minority interests                                              (8,714)           (10,009)          (40,170)              (33,718)
                                                       ------------------ ------------------- -------------------- -----------------
   Income from continuing operations                             2,109              2,069             9,208                 7,067
                                                       ------------------ ------------------- -------------------- -----------------
Discontinued operations, net minority interests:
Gain on disposal of discontinued operations                       -                 291                   -                   305
(Loss)/income attributable to discontinued operations            (3)                 91                 172                   182
                                                       ------------------ ------------------- -------------------- -----------------
   (Loss)/income from discontinued operations                    (3)                382                 172                   487
                                                       ------------------ ------------------- -------------------- -----------------
Net income available to common stockholders                     $2,106            $ 2,451           $ 9,380               $ 7,554
                                                       ================== =================== ==================== =================
Net income available to minority interests                      $8,700            $11,541           $41,057               $35,823
                                                       ================== =================== ==================== =================
Income per common share from continuing operations:
   Basic                                                         $0.11              $0.11             $0.49                 $0.39
                                                       ================== =================== ==================== =================
   Diluted                                                       $0.11              $0.11             $0.48                 $0.39
                                                       ================== =================== ==================== =================
Income per common share from discontinued operations:
   Basic                                                             -              $0.02             $0.01                 $0.02
                                                       ================== =================== ==================== =================
   Diluted                                                           -              $0.02             $0.01                 $0.02
                                                       ================== =================== ==================== =================
Net income per common share:
   Basic                                                         $0.11              $0.13             $0.50                 $0.41
                                                       ================== =================== ==================== =================
   Diluted                                                       $0.11              $0.13             $0.49                 $0.41
                                                       ================== =================== ==================== =================
Weighted average shares ofcommon stock outstanding(basic)   19,350,672         18,356,278        18,948,214            18,242,495
                                                       ================== =================== ==================== =================
Weighted average shares of common stock outstanding(diluted)19,418,884         18,407,891        19,024,662            18,289,699
                                                       ================== =================== ==================== =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                 Nine months ended September 30,
                                                                                              --------------------------------------
                                                                                                     2006                2005
                                                                                              ------------------- ------------------
Cash flows from operating activities:
     Net income                                                                                    $ 9,380              $ 7,554
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                      41,057               35,823
            Minority interest distributions                                                        (41,057)             (35,823)
            Depreciation and amortization of real estate and in-place leases                        16,632               16,321
            Amortization of above market lease                                                       1,416                1,416
            Gain on sale of real estate                                                                  -               (1,408)
            Equity in earnings of unconsolidated joint venture                                      (1,538)                (677)
            Distributions from unconsolidated joint venture                                          1,330                  765
            Interest earned on restricted cash                                                        (314)                   -
            Lease termination fee income related to restricted cash                                 (6,748)                   -
            Stock-based compensation expense                                                           176                    -
            Other                                                                                       35                    -
     Changes in operating assets and liabilities:
            Deferred rent receivable                                                                 1,048                 (791)
            Other assets                                                                              (175)              (5,159)
            Security deposits                                                                       (1,300)                (110)
            Deferred rental income                                                                   3,185                  653
            Accounts payable and accrued expenses                                                    5,048                4,346
                                                                                              ------------------- ------------------
     Net cash provided by operating activities                                                      28,175               22,910
                                                                                              ------------------- ------------------
Cash flows from investing activities:
     Improvements to real estate assets                                                             (1,349)                (871)
     Proceeds from sale of real estate                                                                   -               12,447
     Purchase of real estate                                                                       (15,959)             (14,184)
     Restricted cash used for purchase of real estate                                               13,447                    -
     Excess restricted cash                                                                          1,835                    -
                                                                                              ------------------- ------------------
     Net cash used in investing activities                                                          (2,026)              (2,608)
                                                                                              ------------------- ------------------
Cash flows from financing activities:
    Proceeds from mortgage loan                                                                          -              150,800
    Principal payments on mortgage notes payable                                                    (7,481)              (5,021)
    Principal payments on mortgage notes payable (related parties)                                    (295)                (274)
    Net payments under line of credit (related parties)                                                  -               (9,560)
    Payment on mortgage loan payable                                                                     -              (78,710)
    Net payments under revolving line of credit                                                          -              (24,208)
    Refund of appeal bond                                                                            1,551                    -
    Proceeds from exercised stock options                                                              802                  480
    Distributions paid to minority interests in excess of earnings                                    (717)              (6,156)
    Dividends paid                                                                                  (9,007)              (8,729)
                                                                                              ------------------- ------------------
     Net cash (used in)/provided by financing activities                                           (15,147)              18,622
                                                                                              ------------------- ------------------
     Net increase in cash and cash equivalents                                                      11,002               38,924
Cash and cash equivalents, beginning of period                                                      31,441                1,519
                                                                                              ------------------- ------------------
Cash and cash equivalents, end of period                                                           $42,443              $40,443
                                                                                              =================== ==================
Supplemental information:
    Cash paid for interest                                                                         $15,944              $16,471
                                                                                              =================== ==================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P. units                                         $ 9,977              $ 2,197
                                                                                              =================== ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

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

     On December 30, 1998, the Company was reincorporated under the laws of the State of Maryland through a merger with and into Mission West Properties, Inc. Accordingly, shares of the former company, Mission West Properties, a California corporation (no par), which were outstanding at December 30, 1998, were converted into shares of common stock, $.001 par value per share, on a one-for-one basis.

     As of September 30, 2006, the Company owns a controlling general partnership interest of 18.81%, 21.70%, 16.20% and 12.43% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents an 18.12% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 110 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2006 and 2005.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2006, their consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and their cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The Company also consolidates all variable interest entities ("VIE") in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R ("FIN 46R"). As of September 30, 2006, the Company consolidated one VIE in the accompanying condensed consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Note 4 for further discussion of this transaction).

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At September 30, 2006, the Company had one stock-based compensation plan. The Company has adopted the requirements of SFAS No. 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of operations, cash flows or financial position.

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying condensed consolidated statements of operations. Under SFAS No. 123R, the Company recorded $59 and $176 of expense for share-based compensation relating to grants of stock options for the three and nine months ended September 30, 2006, respectively.

     As of September 30, 2006, there was $150 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

     For 2005 and all prior years, the Company had elected to follow APB 25 and related interpretations in accounting for its employee and non-employee director stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value prior to year 2006. Under APB 25, no compensation expense related to stock options had been recognized because the exercise price of the granted options equaled the market price of the underlying stock on the date of grant. Although the Company had elected to follow APB 25 for previously granted options prior to January 1, 2006, pro forma information regarding net income and net income per share is required by SFAS No. 123R for all periods presented prior to 2006. This information has been determined as if the Company had accounted for stock options under the fair value method under SFAS 123.

     The following table illustrates the unaudited pro forma effect on consolidated net income available to common stockholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and nine months ended September 30, 2005.

                                                                     Three Months Ended             Nine Months Ended
                                                                     September 30, 2005             September 30, 2005
                                                                 ---------------------------    ---------------------------
                                                                       (dollars in thousands, except per share data)
        Historical net income to common stockholders, as reported         $2,451                         $7,554
        Add back compensation expense for stock options included
           in historical net income to common stockholders                     -                              -
        Deduct compensation expense for stock options determined
           under fair value based method                                     (51)                          (110)
        Allocation of compensation expense to minority interests              42                             91
                                                                 ---------------------------    ---------------------------
        Pro forma net income to common stockholders                       $2,442                         $7,535
                                                                 ===========================    ===========================

        Earnings per share - basic:
          Historical net income to common stockholders, as reported        $0.13                          $0.41
          Pro forma net income to common stockholders                      $0.13                          $0.41
        Earnings per share - diluted:
          Historical net income to common stockholders, as reported        $0.13                          $0.41
          Pro forma net income to common stockholders                      $0.13                          $0.41

     MINORITY INTERESTS
     Minority interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of September 30, 2006, these interests accounted for approximately 81.88% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and operating partnership units outstanding for each operating partnership in relation to the total for all four operating partnerships.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the previously reported 2005 condensed consolidated financial statements in order to conform to the 2006 presentation.

     The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2005 audited condensed consolidated financial statements and should be read together with the condensed consolidated financial statements and notes thereto included in the Company's 2005 Form 10-K filed on March 16, 2006.

3.   RESTRICTED CASH

     Restricted cash totaled $6,893 as of September 30, 2006. This amount represents a balance that is consolidated due to the Company's adoption of FIN 46R, "Consolidation of Variable Interest Entities." The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE. See Note 4 below for further discussion.

4.   VARIABLE INTEREST ENTITY

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

     In March 2006, one of the Company's tenants, JDS Uniphase ("JDS"), entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 252,000 rentable square feet located in San Jose, California. M&M assumed all of JDS's remaining obligations under these leases, acquired certain personal property of JDS located on the premises and received a payment of approximately $11,147. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with JDS, pursuant to which all of the JDS's obligations under these leases have been effectively transferred to M&M. M&M must continue to perform all of the obligations under the assumed JDS leases and has the right to sublease any or all of the 252,000 rentable square feet vacated by JDS for the remainder of the current lease terms, which expire in 2006 and 2007. Under the terms of the agreement, the Company will receive monthly rent payments of approximately $733 from April 2006 through December 2006, $545 from January 2007 through August 2007 and $330 from September 2007 through November 2007. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that the Company is the primary beneficiary of this variable interest entity and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $11,147 in March 2006.

5.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2006, stock options to purchase 65,000 shares of common stock were exercised at $8.25 per share and 26,600 shares of common stock were exercised at $10.00 per share. Total proceeds to the Company were $802. During the same period, four limited partners exchanged a total of 856,896 O.P. units for 856,896 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of $9,977 from minority interests to paid-in-capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

6.   REAL ESTATE ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the condensed consolidated statements of operations. Prior period condensed consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale and presented as discontinued operations during the three and nine months ended September 30, 2006. All periods presented in this report will likely require further reclassification in future periods if there are properties held for sale or property sales occur.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     As of September 30, 2006, there were three properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale or discontinued operations. The Company classified those three properties as assets held for sale and discontinued operations because the Company committed to an action to sell the properties, the properties had a buyer and were available for immediate sale in their present condition (subject to terms that are usual and customary for sales of such property), the sale was probable and actions required to complete the plan indicated that it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn. As of September 30, 2005, there was one property under contract to be sold or otherwise disposed of which qualified as an asset held for sale or discontinued operations. That property was sold for $15,105 in October 2005. During the first quarter of 2005, the Company sold two properties for a combined sales price of $12,750. Condensed results of operations for these properties for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 2006              2005            2006             2005
                                                             -------------    -------------    ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Revenues
            Rental revenue from real estate                       $254            $  757          $1,734            $2,305
            Tenant reimbursements                                   37               253             262               532
            Other income                                            22                 3              28                10
                                                             -------------    -------------    ------------     ------------
               Total revenues                                      313             1,013           2,024             2,847
                                                             -------------    -------------    ------------     ------------

         Expenses
            Property operating, maintenance and real estate taxes  172              $210             494               775
            Depreciation                                           158               234             471               889
                                                             -------------    -------------    ------------     ------------
              Total expenses                                       330               444             965             1,664
                                                             -------------    -------------    ------------     ------------

         (Loss)/income attributable to discontinued operations     (17)              569           1,059             1,183
         Gain on disposal of discontinued operations                 -             1,345               -             1,408
         Minority interests in loss/(earnings) attributable to
            discontinued operations                                 14            (1,532)           (887)           (2,104)
                                                             -------------    -------------    ------------     ------------
         (Loss)/income from discontinued operations                 (3)           $  382          $  172            $  487
                                                             =============    =============    ============     ============

     For the three and nine months ended September 30, 2006 and 2005, income and loss from discontinued operations included results of operations from assets held for sale at September 30, 2006 and three properties that were sold in 2005.

     A deferred gain of approximately $1,408 was recorded on one of the disposed properties in 2005. The gain was recognized as revenue based on the installment method of profit recognition because the purchaser of the property did not make a sufficiently large down payment under SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). SFAS No. 66 establishes accounting standards for recognizing profit or loss on sales of real estate. Gain on the sale is recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate. The Company recorded a $63 gain in the first quarter of 2005. In September 2005, the Company received the remaining balance of the sales price from the purchaser and the remaining gain of $1,345 was recognized in the third quarter of 2005.

7.   NET INCOME PER SHARE

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

     The computation for weighted average shares is detailed below:

                                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                               2006              2005               2006               2005
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       19,350,672         18,356,278         18,948,214         18,242,495
         Incremental shares from assumed option exercise       68,212             51,613             76,448             47,204
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     19,418,884         18,407,891         19,024,662         18,289,699
                                                         ===============    ==============     ==============    ===============

     Outstanding options to purchase 647,000 shares in 2006 and 2005 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     to net income. The total number of O.P. units outstanding at September 30, 2006 and 2005 was 85,231,199 and 86,169,195, respectively.

8.   RELATED PARTY TRANSACTIONS

     As of September 30, 2006, the Berg Group owned 77,480,228 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of September 30, 2006 represented approximately 74% of the total equity interests, assuming conversion of the 85,231,199 O.P. units outstanding into the Company's common stock.

     As of September 30, 2006, debt in the amount of $9,756 was due the Berg Group under a mortgage note established on May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group line of credit, which was terminated in October 2005, and the mortgage note was $188 and $229 for the three months ended September 30, 2006 and 2005, respectively, and $569 and $779 for the nine months ended September 30, 2006 and 2005, respectively.

     During the first nine months of 2006 and 2005, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include three companies in which Mr. Berg has a greater than 10% ownership interest. These related tenants occupy approximately 48,000 square feet and contributed $162 in rental revenue during the three months ended September 30, 2006 and 2005, and $486 and $570 in rental revenue during the nine months ended September 30, 2006 and 2005, respectively. Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring or holding shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

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

     The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company has recorded this portion of the purchase price paid to the Berg Group as an "Other asset" on its condensed consolidated balance sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

     The Berg Group has an approximately $7,500 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company has recorded this portion of the purchase price paid to the Berg Group as an "Other asset" on its condensed consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $23 for each of the three-month periods ended September 30, 2006 and 2005 and $68 for each of the nine-month periods ended September 30, 2006 and 2005.

9.   COMMITMENTS AND CONTINGENCIES

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

     Republic Properties Corporation ("RPC") v. Mission West Properties, L.P. ("MWP"), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675. RPC is a former partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"). In April 2004, the Circuit Court for Baltimore City, Maryland issued a Memorandum Opinion in the case and awarded damages of approximately $934 to the RPC plaintiffs, which represented a liability of the Company or

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     MWP.  The  Company has a  receivable  from a Berg Group  affiliate  for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP, which exceeds the amount of the damages awarded to the RPC parties and would be used to pay those damages in the event the decision of the Circuit Court is upheld ultimately. The Company has never accounted for the 50% interest in Hellyer LP that is claimed by RPC as an asset of the Company. In February 2001, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara Case No. CV 796249 which was stayed pending resolution of the Maryland case. In March 2005, the Company voluntarily dismissed its California suit. On March 1, 2005, the Maryland Appeals Court ruled in favor of Mission West Properties, L.P., finding that the Circuit Court of Maryland lacked personal jurisdiction over MWP. In April 2005, the decision of the Maryland Appeals Court became final, and the Company obtained a court order for the release of a $1,551 bond, which it posted to remove an attachment order issued to RPC. In April 2005, RPC submitted a motion to the Superior Court of the State of California effectively asking the court to prevent MWP from dismissing the previously dismissed California suit. In April 2006 the Maryland Supreme Court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. All litigation in the
     Maryland portion of this dispute over the Hellyer Avenue limited partnership has been concluded in the Company's favor. The lawsuit in the Santa Clara County, California Superior Court is still unresolved. However, the California Superior Court ordered the release of the $1,551 bond in June 2006. In an Order dated October 26, 2006, the Santa Clara Superior Court granted MWP's demurrer to defendants' cross-complaint, ruling as follows: Plaintiffs' demurrer to each cause of action in Defendants' Cross-Complaint is granted with 20 days leave to amend on the ground of defect of parties because Hellyer Avenue Limited Partnership and Berg & Berg Enterprises as necessary parties must be added to the cross-complaint. We intend to challenge the amended complaint.

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

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2006.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2006.

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

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     BERG LAND HOLDINGS OPTION AGREEMENT
     In April 2005, the Berg Group disclosed the receipt of an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California that is subject to the Berg Land Holdings Option Agreement with the Company. The prospective purchaser has disclosed its intention to develop "for sale" industrial type buildings. In light of the overcapacity in the Silicon Valley R&D properties market and the Company's current inventory of available buildings for lease in this submarket, the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between the Company and any member of the Berg Group, has authorized removal of this approximately 10-acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with acquiring undeveloped land for future development. In the event this parcel of land is not sold to this prospective purchaser, the parcel would not be deemed to be removed from the scope of the Berg Land Holdings Option Agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement. In the third quarter of 2006, the Berg Group informed the Company that the unrelated party referred to above has withdrawn its offer.

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

        Property                   Number of Building    Rentable Square Feet      Acre     Sales Price
        --------                   ------------------    --------------------      ----     -----------
        McCandless Drive
        Milpitas, California (1)            3                    162,000          13.03        $48,500

        Morse Avenue
        Sunnyvale, California               1                     39,200           2.25         $8,250

     (1) Due to the changing market conditions, in October 2006 the Company and buyer agreed to an amendment to the purchase and sale agreement reducing the number of acres to be sold in this transaction.

10.  SUBSEQUENT EVENTS

     On October 5, 2006, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of September 29, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16,741.

     On October 31, 2006, the Company completed the sale of three R&D properties consisting of approximately 235,000 rentable square feet at Samaritan Drive in San Jose, California. A gain of approximately $18,110 will be recognized in the fourth quarter of 2006 on the total sales price of $43,271.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and our condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information."

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2006, we owned and managed 110 properties totaling approximately 7.9 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2006, the four tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley R&D property market has historically fluctuated with the local economy. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), the vacancy rate for Silicon Valley R&D property was approximately 19.6% in late 2005 and 18.2% at the end of the third quarter of 2006. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2006 amounted to
28.1 million square feet, of which 19.9%, or 5.6 million square feet, was being offered under subleases. According to the BT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2005 amounted to approximately 3.6 million square feet. According to the BT Report, during the first nine months of 2006, there was total positive net absorption of approximately 2.1 million square feet. According to the BT Report, average asking market rent per square foot at the end of the third quarter of 2006 was $0.94 compared to $0.88 in late 2005, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

Our occupancy rate at September 30, 2006 was 64.2% compared to 67.5% at September 30, 2005. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 160,000 rentable square feet are expiring prior to the end of 2006. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2006 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent reserves, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We believe that the following best describe our critical accounting policies:

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

CONSOLIDATED JOINT VENTURES. We, through an operating partnership, own three properties that are in joint ventures of which we have controlling interests. We manage and operate all three properties. The recognition of these properties and their operating results are 100% reflected on our condensed consolidated financial statements, with appropriate allocation to minority interests, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our minority interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

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

STOCK-BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion 25 ("APB 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. We have adopted the requirements of SFAS No. 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on our condensed consolidated statements of operations or financial position. Compensation cost under SFAS No. 123R may differ due to different assumptions and treatment of forfeitures.

REVENUE RECOGNITION. Rental revenue is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us. The difference between recognized rental income and rental cash receipts is recorded as "Deferred rent receivable" on the condensed consolidated balance sheets.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

As of September 30, 2006, through our controlling interests in the operating partnerships, we owned 110 properties totaling approximately 7.9 million rentable square feet compared to 108 properties totaling approximately 8.0 million rentable square feet owned by us as of September 30, 2005. This represents a net decrease of approximately 1% in total rentable square footage, as we acquired two R&D properties consisting of approximately 137,800 rentable square feet and disposed of one R&D property consisting of approximately 239,000 rentable square feet since the third quarter of 2005.

Rental revenue from real estate for the three and nine months ended September 30, 2006 compared to the three- and nine-month periods in 2005 are as follows:

                                  Three Months Ended September 30,
                                                                                           % Change by        % of Total Net
                                     2006              2005              $ Change         Property Group          Change
                                 -------------     --------------     ---------------     ---------------     ----------------
                                               (dollars in thousands)
       Same Property (1)           $21,333            $23,935            ($2,602)            (10.9%)             (10.9%)
       2006 Acquisitions               774                  -                774             100.0%                3.3%
                                 -------------     --------------     ---------------                         ----------------
          Total                    $22,107            $23,935            ($1,828)             (7.6%)              (7.6%)
                                 =============     ==============     ===============                         ================


                                  Nine Months Ended September 30,
                                                                                           % Change by        % of Total Net
                                     2006              2005              $ Change         Property Group          Change
                                 -------------     --------------     ---------------     ---------------     ----------------
                                               (dollars in thousands)
       Same Property (1)           $65,833            $73,753            ($7,920)             (10.7%)             (10.7%)
       2006 Acquisitions             1,438                  -              1,438              100.0%                1.9%
                                 -------------     --------------     ---------------                         ----------------
          Total                    $67,271            $73,753            ($6,482)              (8.8%)              (8.8%)
                                 =============     ==============     ===============                         ================

(1) "Same Property" is defined as properties owned by us prior to 2006 that we still owned as of September 30, 2006.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended September 30, 2006, rental revenue from real estate decreased by approximately ($1.8) million, or 7.6%, from $23.9 million for the three months ended September 30, 2005 to $22.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2006, rental revenue from real estate decreased by approximately ($6.5) million, or 8.8%, from $73.8 million for the nine months ended September 30, 2005 to $67.3 million for the nine months ended September 30, 2006. Rental revenue includes approximately ($0.5) million in amortization expense for the three months ended September 30, 2006 and 2005 and approximately ($1.4) million in amortization expense for the nine months ended September 30, 2006 and 2005 for the amortization of an above-market lease intangible asset pursuant to SFAS No. 141. The decline in rental revenue was primarily a result of lower rental rates on new leases and renewals and the loss of several tenants due to lease terminations, bankruptcy, relocation or cessation of their operations since September 30, 2005, all of which resulted from current adverse market conditions. Our occupancy rate at September 30, 2006 was approximately 64.2%, compared to approximately 67.5% at September 30, 2005. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley, our occupancy rate may drop further if existing leases for 160,000 rentable square feet scheduled to expire during the remainder of 2006 are not renewed or those properties are not re-leased.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of September 30, 2006, we had investments in three R&D buildings, totaling 466,600 rentable square feet, through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2006, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.86 million compared to equity in earnings of $0.29 million for the same period in 2005. Our equity in earnings from this unconsolidated joint venture increased in the third quarter of 2006 due to the sale of one R&D property with approximately 126,400 rentable square feet for approximately $8.5 million. The total gain on the sale was approximately $0.88 million of which $0.44 million was our share. For the nine-month periods ended September 30, 2006 and 2005, equity in earnings from the unconsolidated joint venture was approximately $1.5 million and $0.68 million, respectively. The increase in equity in earnings from unconsolidated joint venture for the nine-month period ended September 30, 2006 resulted from the gain on sale of one R&D property and the write-offs of leasing commission and tenant improvements in 2005 for a tenant that terminated its lease agreement. The occupancy rate for the properties owned by this joint venture at September 30, 2006 and 2005 was approximately 100% and 78.7%, respectively.

LEASE TERMINATION INCOME FROM CONTINUING OPERATIONS
Lease termination fees for the nine months ended September 30, 2006 and 2005 were approximately $16.1 million and $0.5 million, respectively. These fees were paid by tenants who terminated their lease obligations before the end of the contractual term of the lease. We do not consider those transactions to be recurring items.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income of approximately $1.0 million for the three months ended September 30, 2006 included approximately $0.6 million from interest, $0.2 million from management fee and $0.2 million from deposit forfeitures and miscellaneous income. Other income of approximately $0.4 million for the three months ended September 30, 2005 included approximately $0.2 million from management fee and $0.2 million from interest. For the nine months ended September 30, 2006, other income of approximately $2.9 million included approximately $1.5 million from interest, $0.8 million from management fee and $0.6 million from settlement claims, deposit forfeitures and miscellaneous income. For the nine months ended September 30, 2005, other income of approximately $2.5 million included approximately $0.7 million from management fee, $0.2 million from interest and $1.6 million from settlement claims and miscellaneous income.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the third quarter of 2006 decreased by approximately ($0.1) million, or 2.4%, from $5.1 million to $5.0 million for the three months ended September 30, 2005 and 2006, respectively, due primarily to lower repair and maintenance services. Tenant reimbursements decreased by approximately ($0.5) million, or 13.4%, from $3.8 million for the three months ended September 30, 2005 to $3.3 million for the three months ended September 30, 2006 due to lower occupancy. Property operating expenses and real estate taxes remained the same at approximately $13.6 million for the nine months ended September 30, 2006 and 2005. Tenant reimbursements decreased by approximately ($1.3) million, or 12.1%, from $10.7 million for the nine months ended September 30, 2005 to $9.4 million for the nine months ended September 30, 2006. The decrease in tenant reimbursements for the nine month periods was due to lower occupancy. Certain expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties, however. General and administrative expenses increased by approximately $0.1 million, or 25.2%, from $0.4 million to $0.5 million for the three months ended September 30, 2005 and 2006, respectively. For the nine months ended September 30, 2005 and 2006, general and administrative expenses increased by approximately $0.3 million, or 16.9%, from $1.5 million to $1.8 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2006 was primarily a result of dividend equivalent right compensation cost and stock option expensing, as well as fees paid in connection with filing a registration statement for the resale of shares of common stock to be acquired from time to time upon the exchange of O.P. units for stock.

Depreciation and amortization expense of real estate increased by approximately $0.5 million, or 9.0%, from $5.1 million to $5.6 million for the three months ended September 30, 2005 and 2006, respectively. The increase was attributable primarily to the write-offs of tenant improvements from lease terminations and additional amortization expense relating to in-place lease value intangible asset pursuant to SFAS No. 141 in connection with two R&D property acquisitions during the first nine months of 2006. Depreciation and amortization expense of real estate increased by approximately $0.7 million, or 4.7%, from $15.4 million to $16.1 million for the nine months ended September 30, 2005 and 2006, respectively. The increase for the nine months ended September 30, 2006 compared to the same period in 2005 was attributable primarily for the same reasons stated above comparing the three months ended September 30, 2006 to 2005.

Interest expense decreased by approximately ($0.3) million, or 5.9%, from $5.5 million for the three months ended September 30, 2005 to $5.2 million for the three months ended September 30, 2006 due to lower total debt in 2006. Interest expense (related parties) decreased by approximately ($41,000), or 17.9%, from $229,000 for the three months ended September 30, 2005 to $188,000 for the three months ended September 30, 2006 due to the termination of the Berg Group line of credit in October 2005. Total debt outstanding, including amounts due related parties, decreased by approximately ($10.3) million, or 2.8%, from $370.0 million as of September 30, 2005 to $359.7 million as of September 30, 2006. Overall interest expense, including amounts paid to related parties, for the quarter ended September 30, 2006 decreased by approximately ($0.4) million compared to the same quarter a year ago, with the difference being primarily attributable to the retirement of the higher rate Citicorp loan and the pay down of the Santa Clara Valley National Bank (formerly known as Cupertino National
Bank) line of credit during the third quarter of 2005.

Interest expense decreased by approximately ($0.5) million, or 2.9%, from $16.1 million for the nine months ended September 30, 2005 to $15.6 million for the nine months ended September 30, 2006. Interest expense (related parties) decreased by approximately ($210,000), or 27.0%, from $779,000 for the nine months ended September 30, 2005 to $569,000 for the nine months ended September 30, 2006.

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS
The following table depicts income from discontinued operations for the three and nine months ended September 30, 2006 and 2005.

                                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                                                 2006             2005             2006             2005
                                                              -----------     ------------     ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Gain on disposal of discontinued operations                -           $1,345                -            $1,408
         (Loss)/income attributable to discontinued operations   ($17)             569           $1,059             1,183
         Minority interests in loss/(earnings) attributable to
             discontinued operations                               14           (1,532)            (887)           (2,104)
                                                              -----------     ------------     ------------     ------------
         (Loss)/income from discontinued operations              ($ 3)          $   382          $  172            $ 487
                                                              ===========     ============     ============     ============

In accordance with our adoption of SFAS No. 144, at September 30, 2006 we classified three properties consisting of 235,000 rentable square feet as assets held for sale and discontinued operations, and in the first quarter of 2005 we sold and classified as discontinued operations two properties consisting of 103,350 rentable square feet. In the third quarter of 2006, we classified three properties as assets held for sale and discontinued operations because we committed to an action to sell the properties, the properties had a buyer and was available for immediate sale in their present condition (subject to terms that are usual and customary for sales of such property), the sale was probable and actions required to complete the plan indicated that it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn. Net gains on sale and operating results of assets held for sale and disposed properties were classified as discontinued operations. SFAS No. 144 requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior condensed consolidated statements of operations.

In accordance with SFAS No. 66, in the third quarter of 2005 we received the remaining balance owed on one of the properties disposed in the first quarter of 2005 and recorded the remaining gain of approximately $1.3 million.

The (loss)/income to common stockholders attributable to discontinued operations from these properties for the three months ended September 30, 2006 and 2005 was approximately ($3,000) and $0.4 million, respectively. The income to common stockholders attributable to discontinued operations from these properties for the nine months ended September 30, 2006 and 2005 was approximately $0.2 million and $0.5 million, respectively.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS AND NET INCOME AVAILABLE TO MINORITY INTERESTS
Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 81% and 82% as of September 30, 2006 and 2005, respectively.

Net income available to common stockholders decreased by approximately ($0.3) million, or 14.1%, from $2.4 million for the three months ended September 30, 2005 to $2.1 million for the same period in 2006. The minority interest portion of income decreased by approximately ($2.8) million, or 24.6%, from $11.5 million for the three months ended September 30, 2005 to $8.7 million for the three months ended September 30, 2006. The decline in the quarter's net income for both common stockholders and minority interests was primarily due to lower rental revenue and higher gain on disposal of discontinued operations in 2005. For the nine months ended September 30, 2006 and 2005, the minority interest portion of income was approximately $41.1 million and $35.8 million, respectively, resulting in net income to common stockholders of approximately $9.4 million and $7.6 million, respectively. The increase in net income for both common stockholders and minority interests was primarily due to the realization of higher lease termination fees in 2006.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the three months ended September 30, 2006 resulted from the acquisition of two R&D properties. In addition, total stockholders' equity increased from the issuance of common stocks for the exchange of O.P. units and stock option exercises.

At September 30, 2006, total investments in properties had a net increase of approximately $17.4 million from December 31, 2005 primarily due to tenant improvements and two R&D property acquisitions during the first nine months of 2006 consisting of approximately 137,800 rentable square feet located in the Silicon Valley.

Total stockholders' equity, net, increased by approximately $11.2 million from December 31, 2005 as we obtained additional capital from the issuance of 856,896 shares of our common stock for the exchange of O.P. units and 91,600 shares of our common stock from stock option exercises and a decrease in accumulated deficit of approximately $0.2 million due to the realization of higher lease termination fees for the period. The newly issued shares increased additional paid-in-capital by approximately $11.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a continued decline in operating cash flows from our operating property portfolio in 2006 as compared to 2005. The reduction in cash flows reflects the overall reduced demand for R&D properties, lower rental rates for new and renewed leases, and an increase in vacant properties in 2006. In addition, if we are unable to lease a significant portion of the approximately 160,000 rentable square feet scheduled to expire during the remainder of 2006 or an equivalent amount of our currently available space of approximately 2.8 million rentable square feet, our operating cash flows may be affected adversely. With the expectation of lower rental revenues for the remainder of 2006, we expect the properties' net operating income to continue to show year over year declines when compared to 2005. As noted above, we expect cash flows from operating activities to continue to show declines primarily driven by excess capacity of commercial office and R&D space in the Silicon Valley, the softening of the Company's market specifically, and the expected weaker performance of our properties. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. It is reasonably likely that vacancy rates may continue to increase and effective rental rates on new and renewed leases may continue to decrease.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Santa Clara Valley National Bank (formerly known as Cupertino National Bank) ("SCVNB"). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2006. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on a line of credit with SCVNB. We expect our total interest expense to increase through new financing activities. In the remainder of 2006, we will be obligated to make payments totaling approximately $2.6 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

Cash and cash equivalents increased by approximately $11.0 million from $31.4 million as of December 31, 2005 to $42.4 million as of September 30, 2006 primarily from cash flow from operations and excess remaining restricted cash from a 1031 tax-deferred exchange transaction.

Restricted cash totaled $6.9 million as of September 30, 2006. This amount represents a balance we consolidated due to our adoption of FIN 46R, "Consolidation of Variable Interest Entities" (see Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, above). We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On October 5, 2006, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of September 29, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16.7 million. For the remainder of 2006, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
At September 30, 2006, we had total indebtedness of $359.8 million, including $350.0 million of fixed rate mortgage debt and $9.8 million under the Berg Group mortgage note (related parties), as detailed in the table below. The SCVNB loan contains certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2006, we were in compliance with these loan covenants.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of September 30, 2006 that will impact our liquidity and cash flow in future periods:

                               ------------ ------------- ------------ ------------ ------------- ------------ ------------
                                   2006          2007         2008         2009          2010      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------- ------------ ------------
                                                                  (dollars in thousands)
Long-Term Debt Obligations(1)     $2,649      $11,028      $121,605      $9,580        $10,125     $204,769     $359,756
Operating Lease Obligations (2)       23           23             -           -              -            -           46
                               ------------ ------------- ------------ ------------ ------------- ------------ ------------
Total                             $2,672      $11,051      $121,605      $9,580        $10,125     $204,769     $359,802
                               ============ ============= ============ ============ ============= ============ ============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of September 30, 2006:

                                                                                                              Maturity     Interest
      Debt Description                                 Collateral Properties                  Balance           Date         Rate
----------------------------------------------- -------------------------------------- -------------------- ------------- ----------
                                                                                      (dollars in thousands)
Line of Credit:
Santa Clara Valley National Bank                Not Applicable                                     -             11/06          (3)
(fka Cupertino National Bank)
                                                                                       --------------------

Mortgage Notes Payable (related parties):       5300 & 5350 Hellyer Ave., San Jose, CA      $  9,756              6/10        7.65%

                                                                                       --------------------
Mortgage Notes Payable (1):
Prudential Insurance Company of America (2)     10300 Bubb Road, Cupertino, CA                115,582            10/08        6.56%
                                                10500 N. De Anza Blvd, Cupertino, CA
                                                4050 Starboard Drive, Fremont, CA
                                                45700 Northport Loop, Fremont, CA
                                                45738 Northport Loop, Fremont, CA
                                                450 National Ave., Mountain View, CA
                                                6311 San Ignacio Avenue, San Jose, CA
                                                6321 San Ignacio Avenue, San Jose, CA
                                                6325 San Ignacio Avenue, San Jose, CA
                                                6331 San Ignacio Avenue, San Jose, CA
                                                6341 San Ignacio Avenue, San Jose, CA
                                                6351 San Ignacio Avenue, San Jose, CA
                                                3236 Scott Boulevard, Santa Clara, CA
                                                3560 Bassett Street, Santa Clara, CA
                                                3570 Bassett Street, Santa Clara, CA
                                                3580 Bassett Street, Santa Clara, CA
                                                1135 Kern Avenue, Sunnyvale, CA
                                                1212 Bordeaux Lane, Sunnyvale, CA
                                                1230 E. Arques, Sunnyvale, CA
                                                1250 E. Arques, Sunnyvale, CA
                                                1170 Morse Avenue, Sunnyvale, CA
                                                1600 Memorex Drive, Santa Clara, CA
                                                1688 Richard Avenue, Santa Clara, CA
                                                1700 Richard Avenue, Santa Clara, CA
                                                3540 Bassett Street, Santa Clara, CA
                                                3542 Bassett Street, Santa Clara, CA
                                                3544 Bassett Street, Santa Clara, CA
                                                3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (4)  1750 Automation Parkway, San Jose, CA         88,965              1/13        5.64%
                                                1756 Automation Parkway, San Jose, CA
                                                1762 Automation Parkway, San Jose, CA
                                                6320 San Ignacio Avenue, San Jose, CA
                                                6540-6541 Via Del Oro, San Jose, CA
                                                6385-6387 San Ignacio Avenue,  San Jose, CA
                                                2251 Lawson Lane, Santa Clara, CA
                                                1325 McCandless Drive, Milpitas, CA
                                                1650-1690 McCandless Drive, Milpitas, CA
                                                20605-20705 Valley Green Drive, Cupertino, CA

Allianz Life Insurance Co. (Allianz Loan I)(5)  5900 Optical Court, San Jose, CA              24,723              8/25        5.56%

Allianz Life Insurance Co. (Allianz Loan II)(5) 5325-5345 Hellyer Avenue, San Jose, CA       120,730              8/25        5.22%
                                                1768 Automation Parkway, San Jose, CA
                                                2880 Scott Boulevard, Santa Clara, CA
                                                2890 Scott Boulevard, Santa Clara, CA
                                                2800 Scott Boulevard, Santa Clara, CA
                                                20400 Mariani Avenue, Cupertino, CA
                                                10450-10460 Bubb Road, Cupertino, CA
                                                                                       --------------------
                                                                                             350,000
                                                                                       --------------------

                                                                                       --------------------
TOTAL                                                                                       $359,756
                                                                                       ====================

(1) Mortgage notes payable generally require monthly installments of interest and principal ranging from $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% at September 30, 2006.
(2) The Prudential Insurance loan is payable in monthly installments of $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(3) Interest rate equal to LIBOR plus 1.75%. The Santa Clara Valley National Bank line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of September 30, 2006, the Company was in compliance with these loan covenants.
(4) The Northwestern loan is payable in monthly installments of $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(5) The Allianz loans are payable in monthly aggregate installments of $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2006, the Company was in compliance with these loan covenants.

At September 30, 2006, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $11.40 per share on September 29, 2006) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 23.2%. On September 29, 2006, the last trading day for the quarter, total market capitalization was approximately $1.55 billion.

At September 30, 2006, the outstanding balance remaining under certain notes that we owed to the operating partnerships was $1.8 million. The due date of these notes has been extended to September 30, 2007. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Net cash provided by operating activities for the nine months ended September 30, 2006 was approximately $28.2 million compared to $22.9 million for the same period in 2005. The increase resulted primarily from the cash receipts associated with deferred rental income and rent payments from M&M, LLC (see Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, above) in 2006, and because we incurred higher leasing commission payments (included in Other assets) in 2005, which amounted to approximately $4.0 million, compared to $0.8 million in 2006.

Net cash used in investing activities was approximately ($2.0) million and ($2.6) million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in investing activities during the nine months ended September 30, 2006 related principally to the acquisition of the properties at 233 South Hillview Drive and 1875 Charleston Road for approximately $16.0 million. The 233 South Hillview Drive acquisition was completed as a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way, San Jose, California. The remaining excess restricted cash of approximately $1.8 million was transferred to our general cash account. Capital expenditures relating to real estate improvements were approximately $1.3 million for the nine months ended September 30, 2006. Cash used in investing activities during the nine months ended September 30, 2005 related principally to the acquisition of the R&D property at 5521 Hellyer Avenue for $14.2 million and the disposition of two R&D properties for a total of $12.4 million. Capital expenditures relating to real estate improvements were approximately $0.9 million for the nine months ended September 30, 2005.

Net cash used in financing activities was approximately ($15.1) million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of approximately $18.6 million for the nine months ended September 30, 2005. During the first nine months of 2006, we received $0.8 million from stock option exercises, received $1.6 million from the refund of an appeal bond, used $7.8 million to pay outstanding debt, paid $9.0 million to common stockholders for dividends and paid $0.7 million to minority interests for distributions in excess of earnings. During the same period in 2005, we received $150.8 million from two new mortgage loans, received $0.5 million from stock option exercises, used $117.8 million to pay outstanding debt, and paid $6.2 million to minority interests for distributions in excess of earnings and $8.7 million to common stockholders for dividends.

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

FFO for the three and nine months ended September 30, 2006 and 2005, as reconciled to net income available to common stockholders, are summarized in the following tables:

                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                                    2006                   2005                   2006                   2005
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders                $ 2,106                $ 2,451               $ 9,380                $ 7,554
Add:
 Minority interests (1)                            8,566                 11,414                40,676                 35,441
 Depreciation & amortization of real estate (2)    6,333                  6,008                18,429                 18,390
Less:
 Gain on sale of JV real estate or real estate      (438)                (1,345)                 (438)                (1,408)
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $16,567                $18,528               $68,047                $59,977
                                             ==================     ==================     ==================     ==================

(1) The minority interests for third parties totaling $134 and $127 for the three months ended September 30, 2006 and 2005, respectively, and $382 for the nine months ended September 30, 2006 and 2005 was deducted from total minority interests in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling $238 and $210 for the three months ended September 30, 2006 and 2005, respectively, and $660 and $774 for the nine months ended September 30, 2006 and 2005, respectively. Also includes our amortization of leasing commissions of $368 and $453 for the three months ended September 30, 2006 and 2005, respectively, and $1,138 and $1,295 for the nine months ended September 30, 2006 and 2005, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's condensed consolidated statements of operations. For the three months ended September 30, 2006 and 2005, depreciation and amortization of real estate also includes approximately $158 and $234, respectively, attributable to discontinued operations. For the nine months ended September 30, 2006 and 2005, depreciation and amortization of real estate also includes approximately $471 and $889, respectively, attributable to discontinued operations.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for employee and director stock options. Statement 123R requires that the cost of all employee and director stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS No. 123R is an amendment to SFAS No. 123 and supersedes APB Opinion No. 25 ("APB No. 25"). SFAS No. 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. We have adopted the requirements of SFAS No. 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on our condensed consolidated statements of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2006. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2006 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                        Three
                                        Months            Year Ending December 31,
                                       Remaining  ----------------------------------------------
                                         2006        2007        2008       2009        2010     Thereafter     Total     Fair Value
                                      ----------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
FIXED RATE DEBT:
  Secured notes payable                 $2,649     $11,028     $121,605    $9,580     $10,125     $204,769     $359,756    $468,105
  Weighted average interest rate         5.84%       5.84%       5.84%      5.84%       5.84%        5.84%

The primary market risks we face are interest rate fluctuations. Principal amounts outstanding under the SCVNB line of credit, which had a zero balance at September 30, 2006, is tied to a LIBOR based interest rate. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at September 30, 2006.

As of September 30, 2006, we had no interest rate risk since there was no variable rate debt outstanding.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of September 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part I "Item 1. - Notes to Condensed Consolidated Financial Statements - Note 9 - Commitments and Contingencies."

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


                                Mission West Properties, Inc.
                                (Registrant)


Date: November 6, 2006           By:    /s/ Carl E. Berg
                                 -----------------------------------------------
                                 Carl E. Berg
                                 Chief Executive Officer


Date: November 6, 2006           By:    /s/ Wayne N. Pham
                                 -----------------------------------------------
                                 Wayne N. Pham
                                 Vice President of Finance and Controller
                                 (Principal Accounting Officer and Duly
                                 Authorized Officer)