Form 10-K
period 2006-12-31
MISSION WEST PROPERTIES INC
filed 2007-03-15
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2006

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

           Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
  -------------------               -----------------------------------------
Common Stock, $.001 par                     American Stock Exchange
   value per share

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of June 30, 2006, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $214,311,432 based on the closing price as reported on the American Stock Exchange.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at February 28, 2007
---------------------------------------         --------------------------------
Common Stock, $.001 par value per share                  19,625,587 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement to be delivered to stockholders in connection with the Registrant's 2007 Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Part III of this Form 10-K. The Registrant intends to file its proxy statement within 120 days after its fiscal year end.

                           FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include our discussion of "Quantitative and Qualitative Disclosures about Market Risks" in Item 7A below. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of Real Estate Investment Trusts ("REITs")), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future under the Berg Land Holdings Option Agreement is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements (see Item 1A, "Risk Factors").

                          MISSION WEST PROPERTIES, INC.
                          2006 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                                           PART I                                               Page No.
                                                                                                                --------
Item 1.           Business                                                                                         1
Item 1A.          Risk Factors                                                                                     9
Item 1B.          Unresolved Staff Comments                                                                        15
Item 2.           Properties                                                                                       16
Item 3.           Legal Proceedings                                                                                21
Item 4.           Submission of Matters to a Vote of Security Holders                                              21

                                                           PART II

Item 5.           Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
                  Purchases of Equity Securities                                                                   22
Item 6.           Selected Financial Data                                                                          24
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations            26
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                                       41
Item 8.           Financial Statements and Supplementary Data                                                      42
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             81
Item 9A.          Controls and Procedures                                                                          81
Item 9B.          Other Information                                                                                81

                                                          PART III

Item 10.          Directors, Executive Officers and Corporate Governance                                           82
Item 11.          Executive Compensation                                                                           82
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters                                                                                          82
Item 13.          Certain Relationships and Related Transactions, and Director Independence                        82
Item 14.          Principal Accountant Fees and Services                                                           82

                                                           PART IV

Item 15.          Exhibits and Financial Statement Schedules                                                       83
                  Signatures                                                                                       84
                  Rule 13a-14(a) Certifications                                                                    90
                  Section 1350 Certifications                                                                      93

PART I

ITEM 1.   BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages research and development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2006, we owned and managed 107 properties totaling approximately 7.7 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon
Valley. There are four tenants who individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation, Apple Computer, Inc., NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation) and Ciena Corporation. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust ("REIT") since fiscal 1999.

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

Through various property acquisition agreements with the Berg Group and subject to the approval of the Independent Directors Committee of the Board of Directors, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often build-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits and financing construction. Since September 1998, we have acquired approximately 3,177,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

Our executive offices are located at 10050 Bandley Drive, Cupertino, California 95014, and our telephone number is (408) 725-0700. Our website is located at http://www.missionwest.com. On our website, you can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). A copy of these filings is available to all interested parties upon written request to "Investor Relations" at our corporate offices.

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

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

Under these agreements, our charter or our bylaws, the Berg Group has the right to:

- designate two of five nominees for director to be elected by our stockholders, subject to the Berg Group's maintenance of certain ownership interests;
-    participate in our securities offerings;
- exchange their operating partnership interests ("O.P. Units") for shares of our common stock;
- vote on major transactions, subject to maintenance of certain ownership thresholds; and
- prevent us from selling properties when the sale will have adverse tax consequences to the Berg Group members.

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

ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

We anticipate that most of our growth, if any, in rentable square footage in the foreseeable future will come from the acquisition of new R&D properties that are either currently under development or to be developed in the future by the Berg Group. The Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately 1.4 million square feet of new development. Nevertheless, at this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group for several years because of the current market conditions in the Silicon Valley.

In light of the overcapacity in the Silicon Valley R&D properties market, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with large scale residential development activities. Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement.

In April 2005, the Berg Group disclosed the receipt of an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California that is subject to the Berg Land Holdings Option Agreement with us. The prospective purchaser disclosed its intention to develop "for sale" industrial type buildings and the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, authorized removal of this approximately 10-acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. The Independent Directors Committee's approval also included a requirement that in the event this parcel of land is not sold to this prospective purchaser, the parcel would not be deemed to be removed from the scope of the agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement. In the third quarter of 2006, the Berg Group informed us that the prospective purchaser withdrew its offer, and therefore, this land remains subject to Berg Land Holdings Option Agreement.

BERG LAND HOLDINGS OPTION AGREEMENT. We believe that control of high quality, developable land is an important strategic factor for continued success in the Silicon Valley market. In December 1998, we entered into the Berg Land Holdings Option Agreement under which we have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been improved with completed buildings and which is zoned, intended or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. In addition, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. The Independent Directors Committee decides whether we will pursue each opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units ("Fully Diluted"), falls below 25%.

As of December 31, 2006, we had acquired 21 leased R&D properties totaling approximately 2,034,000 rentable square feet under this agreement at a cost of approximately $207.8 million, for which we issued 7,933,849 O.P. Units and assumed debt of approximately $118 million. The principal terms of the agreement include the following:

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

                                                             Approximate Rentable Area
Available Land:                           Net Acres                (Square Feet)
----------------------------------- ----------------------- -----------------------------
Piercy & Hellyer                               30                      490,000
Morgan Hill (1)                                18                      288,000
King Ranch                                     12                      207,000
Fremont & Cushing                              24                      387,000
                                    ----------------------- -----------------------------
              Total                            84                    1,372,000
                                    ======================= =============================

(1) This land is owned by the TBI joint ventures partnership. We expect to own an approximate 50% interest in the partnership through one of our operating partnerships. The property will be operated and managed by the other joint venture partner in the entity.

Although we expect to acquire new properties or joint ventures available to us under the terms of the Berg Land Holdings Option Agreement, subject to approval by the Independent Directors Committee, there can be no assurance that we actually will consummate any additional transactions. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds from Operation ("FFO") or available cash for distribution (see Item 1A, "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders").

Given the downturn and current excess capacity in the Silicon Valley real estate market for R&D/office properties, we do not expect to maintain historical levels of growth from acquisitions of new developments in the near future.

OPPORTUNISTIC ACQUISITIONS

In addition to our principal opportunities under the Berg Land Holdings Option Agreement, we believe our acquisitions experience, established network of real estate and information technology professionals, and overall financial condition will continue to provide opportunities for external growth. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value. For example, in April 2003, we acquired a 36-acre seven building R&D property campus consisting of approximately 625,000 rentable square feet in the San Tomas Technology Park for $110 million.

Furthermore, our use of the operating partnership structure allows us to offer prospective sellers the opportunity to contribute properties on a tax-deferred basis in exchange for O.P. Units. Although we have not consummated any transactions on this basis since our July 1, 1998 acquisition of the Berg Group properties, this capacity to complete tax-deferred transactions with sellers of real property further enhances our ability to acquire additional properties.

FOCUS ON SINGLE TENANT SILICON VALLEY R&D PROPERTIES

We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has historically contributed to the relatively low turnover and higher occupancy rates on our properties. We believe that the relatively small number of tenants (79 total) leasing our properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

RECENT RENTAL MARKET DEVELOPMENTS AND THEIR IMPACT ON OUR BUSINESS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley economy and business activity slowed markedly during 2001 through 2006 after fast-paced growth in 1999 and 2000. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), vacancy rates for Silicon Valley R&D property decreased from approximately 19.6% in late 2005 to 18.3% at the end of 2006. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2006 amounted to 21.9 million rentable square feet, of which 28.3%, or 6.2 million rentable square feet, was sublease space.

According to the BT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2005 amounted to approximately 3.6 million rentable square feet, and in 2006, there was total positive net absorption of approximately 1.9 million rentable square feet as local economic conditions improved. According to the BT Report, average asking market rent per square foot was $0.99 and $0.88 at year-end for 2006 and 2005, respectively, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket. Moreover, the impact of vacancies has not been uniform throughout the area. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. The time to complete the marketing and lease up of vacant space has increased from an average of several months to as much as an average of 18 to 36 months as a result of the over-supply of R&D properties in the market.

For the years ended December 31, 2006 and 2005, occupancy for leased properties in our portfolio was 69.5% and 68.9%, respectively.

Despite our strategic focus on single tenant properties and leases, in order to meet market conditions we have been, and expect to continue, leasing less than the entire premises of some of our R&D properties to a single tenant from time to time. Leasing our R&D properties, which generally have been built for single tenant occupancy, to multiple tenants tends to increase our leasing costs and operating expenses and reduce the profitability of our leasing activities. Although we scrutinize each prospective tenant's creditworthiness and continually evaluate the financial capacity of both our prospective and existing tenants, a downturn in tenants' businesses may weaken tenants' financial conditions and could result in defaults under their lease obligations.

We believe that the average 2007 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents. Leases representing approximately 742,000 rentable square feet, or 9% of our 2007 cash rent, are scheduled to expire during 2007. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; or if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be adversely affected.

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

Although most of our leases are triple net and building maintenance and tenant improvements are the responsibility of the tenants, from time to time we may be required to undertake construction and repair work at our properties. We will bid all major work competitively to subcontractors. Members of the Berg Group may participate in the competitive bidding for the work, but all contracts with the Berg Group are subject to review and approval by the Independent Directors Committee.

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

EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

Under the Exchange Rights Agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

The shares of our common stock issuable in exchange for the O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the Pending Projects Acquisition Agreement were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to Item 1A, "Risk Factors - Shares eligible for future sale could affect the market price of our stock." The Exchange Rights Agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement, subject to limitations and restrictions contained in the Exchange Rights Agreement. In April 2006, we registered up to 86,088,095 shares of common stock issuable on exchange of O.P. Units for resale pursuant to the prospectus included in a registration statement on Form S-3 that the SEC declared effective on April 28, 2006. We intend to maintain the effectiveness of this registration statement in order to facilitate re-sales of shares of common stock acquired by O.P. Unit holders from time to time without volume limitations or other resale restrictions under SEC Rule 144.

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

EMPLOYEES

As of February 28, 2007, we employed five people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

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

SUBSTANTIAL OWNERSHIP INTEREST
The Berg Group currently owns O.P. Units representing approximately 74% of the equity interests in the operating partnerships and approximately 73.8% of our equity interests on a Fully Diluted basis. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

BERG LAND HOLDINGS
The Berg Group owns several parcels of unimproved land in the Silicon Valley that the operating partnerships and we have the right to acquire under the terms of the Berg Land Holdings Option Agreement. We have agreed to pay an amount based on pre-negotiated terms for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-trading-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the Independent Directors Committee, these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders. The Independent Directors Committee authorized the removal of a 160-acre site from the Berg Land Holdings Option Agreement if the Berg Group is able to obtain residential development zoning for any portion of this land. The Independent Directors Committee determined that this site is not likely to be of future development interest to us, and so the Berg Group is now able to pursue its own residential development opportunities for this site. Any portions of such site that are rezoned as residential will no longer be subject to the Berg Land Holdings Option Agreement and will not provide any future benefit to us.

TAX CONSEQUENCES OF SALE OF PROPERTIES
Many of our properties have unrealized taxable gain, and a sale of those properties could create adverse income tax consequences for the limited partners of the operating partnerships. We have agreed with Carl E. Berg, Clyde J. Berg and John Kontrabecki, a limited partner in one of the operating partnerships as of December 31, 2006, that prior to December 29, 2008, each of them may prevent us and the operating partnerships from selling or transferring any of the properties that were acquired from them in our July 1998 UPREIT acquisition if the proposed sale or other transfer will be a taxable transaction. As a result, our opportunities to sell these properties may be limited. If we need to sell any of these properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders or for other working capital purposes, we may be unable to do so. These restrictions could harm our business and cause our stock price to fall.

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

RELATED PARTY DEBT
We are liable under a mortgage loan of $9.7 million due June 2010 that we assumed in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. On October 26, 2005, the Independent Directors Committee approved the termination of the $20 million line of credit agreement between the Company and the Berg Group effective October 31, 2005. The Berg Group line of credit was originally scheduled to mature in March 2006. There are no borrowings currently outstanding under the Berg Group line of credit, but we might obtain a line of credit from the Berg Group in the future. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

OUR OPTION TO ACQUIRE R&D PROPERTIES DEVELOPED ON EXISTING LAND AND LAND ACQUIRED IN THE FUTURE BY THE BERG GROUP WILL TERMINATE WHEN THE BERG GROUP'S WONERSHIP INTEREST HAS BEEN REDUCED.

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

EXPENDITURES FOR PROPERTY OWNERSHIP ARE FIXED
Income from properties and real estate values also are affected by a variety of other factors, such as governmental regulations and applicable laws, including real estate, zoning and tax laws, interest rate levels and the availability of financing. Various significant expenditures associated with an investment in real estate, such as mortgage payments, real estate taxes and maintenance expenses, generally are not reduced when circumstances cause a reduction in revenue from the investment. Thus, our operating results and our cash flow may decline materially if our rental income is reduced.

ILLIQUIDITY
Real estate  investments  are relatively  illiquid,  which limits our ability to
restructure   our  portfolio  in  response  to  changes  in  economic  or  other conditions.

GEOGRAPHIC CONCENTRATION
All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as the "Silicon Valley." The Silicon Valley economy has weakened during the past few years after a number of successive years of rapid growth that resulted in excess capacity for R&D properties in the Silicon Valley. At present, future increases in values and rents for our properties depend to a significant extent on a strong recovery of this region's economy.

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

In 2004, we recorded an impairment charge to reflect the decline in value of one of our R&D properties held for sale as of the year end. For further discussion of this charge please refer to Item 8, "Financial Statements and Supplementary Data - Note 17." There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. As of the years ended December 31, 2006 and 2005, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company's results of operations and funds from operations in the period in which the charge is taken.

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

REIT DISTRIBUTION REQUIREMENTS
To maintain REIT status, we must distribute as a dividend to our stockholders at least 90% of our otherwise net taxable income, after certain adjustments, with respect to each tax year. We also may be subject to a 4% non-deductible excise tax in the event our distributions to stockholders fail to meet certain other requirements. Failure to comply with these requirements could result in our income being subject to tax at regular corporate rates and could cause us to be liable for the excise tax.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2006, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. In addition, pursuant to a registration statement on Form S-3 declared effective by the SEC in April 2006, all shares of common stock acquired upon exchange of currently outstanding O.P. Units may be resold without any such restrictions. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, may also be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

LEASING

The current leases for the properties have terms ranging from month-to-month to 15 years. Most of the leases provide for fixed periodic rental increases. Substantially all of the leases are triple-net leases pursuant to which the tenant is required to pay substantially all of the operating expenses of the property, property taxes and insurance, including all maintenance and repairs, and excluding only certain structural repairs to the building shell. Most of the leases contain renewal options that allow the tenant to extend the lease based on adjustments to then prevailing market rates, or based on fixed rental adjustments, which may be at or below market rates.

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

The following table sets forth certain information relating to our properties as of December 31, 2006:


                                                                                                          Major
                                                                                                         Tenants'
                                          Total     Percentage                                           Rentable
                              No. of    Rentable  Occupied as of  Average 2006                          Sq. Ft. at      2006 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2006   Occupancy   Major Tenants             12/31/06      Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5300-5350 Hellyer Avenue (2)     2       160,000       100%         100%       Tyco Electronics Corp.     160,000       $3,623,609

10401-10411 Bubb Road (2)        1        20,330       100%         100%       Aeroflex, Inc.              15,830          213,705

45365 Northport Loop West        1        64,218         0%           0%       Vacant                           -                -

45700 Northport Loop East        1        47,570         0%           0%       Vacant                           -                -

45738 Northport Loop West        1        44,256       100%         100%       Quicksil, Inc.              44,256          398,304

4050 Starboard Drive             1        52,232       100%         100%       Flash Electronics, Inc.     52,232          790,796

3501 W. Warren Avenue &          1        67,864        52%          52%       ASM Nutool, Inc.            35,340          716,043
46600 Fremont Blvd.

48800 Milmont Drive              1        53,000         0%           0%       Vacant                           -                -

4750 Patrick Henry Drive         1        63,105       100%          50%       Infoblox, Inc.              63,105          205,091


                                                                                                          Major
                                                                                                         Tenants'
                                          Total     Percentage                                           Rentable
                              No. of    Rentable  Occupied as of  Average 2006                          Sq. Ft. at      2006 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2006   Occupancy   Major Tenants             12/31/06      Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
Triangle Technology Park (2)     7       416,927        74%          63%       Intevac Corporation        129,583        5,283,616
                                                                               Xicom Technology, Inc.      72,336
                                                                               LSA Cleanpart, LLC          28,300
                                                                               SASCO                       25,350
                                                                               IXYS Technologies, Inc.     19,600

5850-5870 Hellyer Avenue         1       109,715        24%          22%       MeiVac, Inc.                26,557          250,654

5750 Hellyer Avenue              1        73,312         0%           0%       Vacant                           -                -

5500-5550 Hellyer Avenue         2       196,534        23%          23%       ACT Electronics, Inc.       46,120          454,282

5400 Hellyer Avenue              1        77,184        43%          43%       Nortel Networks, Inc.       32,902          316,388

5325-5345 Hellyer Ave.           2       256,500       100%         100%       Celestica Asia, Inc.       256,500        5,294,832

5905-5965 Silver Creek           4       346,000       100%         100%       Ciena Corporation          346,000        9,771,911

855 Embedded Way                 1        67,912        42%          76%       Lynuxworks, Inc.            28,612        1,094,101

1065-1105 La Avenida Street      5       515,700       100%         100%       Microsoft Corporation      515,700       11,727,818

1875 Charleston Road             1        42,126       100%         100%       Netlogic Microsystems, Inc. 42,126          626,271

1750 Automation Parkway          1        80,641       100%         100%       JDS Uniphase Corporation    80,641        1,369,764

1756 Automation Parkway          1        80,640         0%          25%       Vacant                           -          520,041

1762 Automation Parkway          1        61,100         0%          25%       Vacant                           -          599,676

1768 Automation Parkway          1       110,592        40%          31%       Becton, Dickinson and Co.   43,699          973,541

255 Caspian Drive                1       119,756       100%         100%       Equinix Operating Co., Inc.119,756        2,389,132

245 Caspian Drive (3)            1             -         0%           0%       Vacant                           -                -

5970 Optical Court               1       128,520       100%         100%       Photon Dynamics, Inc.      128,520        1,864,236

5900 Optical Court               1       165,000       100%         100%       Stryker Endoscopy          165,000        3,389,370

2630 Orchard Parkway             1        60,633         0%           0%       Vacant                           -                -

2610 Orchard Parkway             1        54,093         0%           0%       Vacant                           -                -

55 West Trimble Road             1        91,722         0%           0%       Vacant                           -                -

2001 Walsh Avenue                1        80,000       100%         100%       NEC Electronics Amer., Inc. 80,000          784,434

2880 Scott Boulevard             1       200,000       100%         100%       NEC Electronics Amer., Inc.200,000        3,265,512

2890 Scott Boulevard (5)         1        75,000       100%         100%       NEC Electronics Amer., Inc. 75,000        2,284,260

2770-2800 Scott Boulevard        1        99,800       100%         100%       Nvidia Corporation          99,800        1,173,154

2300 Central Expressway (5)      1        46,338       100%         100%       JDS Uniphase Corp.          46,338        3,431,983

2220 Central Expressway          1        62,522       100%          42%       Tellabs, Inc.               62,522          271,971

2330 Central Expressway          1        62,522       100%          42%       Tellabs, Inc.               62,522          271,971

233 South Hillview Drive         2        95,690       100%         100%       Sipex Corporation           95,690        1,025,425

2251 Lawson Lane                 1       125,000         0%          16%       Vacant                           -          210,795

1230 East Arques                 1        60,000       100%         100%       Fujitsu                     60,000          327,069

1250 East Arques                 4       200,000       100%         100%       Fujitsu                    200,000          869,311


                                                                                                          Major
                                                                                                         Tenants'
                                          Total     Percentage                                           Rentable
                              No. of    Rentable  Occupied as of  Average 2006                          Sq. Ft. at      2006 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2006   Occupancy   Major Tenants             12/31/06      Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
20400 Mariani Avenue (5)         1       105,000       100%         100%       Dade Behring, Inc.          62,323        1,923,347
                                                                               Apple, Inc.                 42,677

10500 De Anza Blvd.              1       211,000       100%         100%       Apple, Inc.                211,000        5,206,608

20605-705 Valley Green Drive     2       142,000       100%         100%       Apple, Inc.                142,000        3,352,371

10300 Bubb Road                  1        23,400       100%         100%       Apple, Inc.                 23,400          253,422

10440 Bubb Road                  1        19,500        56%          74%       Novare Surgical Sys., Inc.  10,833          180,270

10450-10460 Bubb Road            1        45,460        27%          49%       Blue Lane Tech., Inc.       12,197          253,109

1135 Kern Avenue                 1        18,300         0%           0%       Vacant                           -                -

450 National Avenue              1        36,100         0%           0%       Vacant                           -                -

3301 Olcott Street               1        64,500         0%           0%       Vacant                           -                -

2800 Bayview Avenue              1        59,736         0%           0%       Vacant                           -                -

5521 Hellyer Avenue              1       203,800         0%           0%       Vacant                           -                -

6850 Santa Teresa Blvd.          1        30,000        59%          59%       Indala Corporation          17,650          189,738

6810 Santa Teresa Blvd.          1        54,996        13%          13%       Silicon Valley Real Estate   7,281           74,266

140-160 Great Oaks Blvd. &       2       105,300        59%          52%       Santa Clara Water District  25,429          656,640
6781 Via Del Oro                                                               Semiconductor Tooling Serv. 36,800

6540-6541 Via Del Oro &          2        66,600        73%          71%       Modutek Corporation         21,376          372,856
6385-6387 San Ignacio Ave.

6311-6351 San Ignacio Ave.       5       362,767        37%          39%       Saint Gobain                95,953        2,512,274
                                                                               Teledex, LLC                30,000

6320-6360 San Ignacio Ave.       1       157,292        12%          26%       Quantum 3D, Inc.            19,600        1,176,292

75 East Trimble Road &           2       170,810        59%          59%       Comerica Bank               93,984        1,037,052
2610 North First Street

2033-2243 Samaritan Drive (4)    -             -         -            -        -                                -        1,827,766

1170 Morse Avenue                1        39,231       100%         100%       The Parkinson's Institute   39,231          541,392

3236 Scott Blvd.                 1        54,672       100%         100%       Celeritek, Inc.             54,672          660,858

1212 Bordeaux Lane               1        71,800       100%          50%       Loral Space & Comm.         71,800          345,468

McCandless Technology Park      14       705,958        55%          51%       Arrow Electronics, Inc.     92,862        6,003,926
                                                                               Chartered Semiconductor Mfg.45,312
                                                                               ST Assembly Test Serv., Inc.33,984
                                                                               Hermes Microvision, Inc.    25,285
                                                                               A&D Engineering, Inc.       20,332

1600 Memorex Drive               1       107,500        40%          44%       Int'l Network Services      22,800          385,560
                                                                               Aire Sheet Metal, Inc.      20,000

1688 Richard Avenue              1        52,800       100%         100%       NWE Technology, Inc.        52,800          302,840

1700 Richard Avenue              1        58,783       100%         100%       Broadwing Comm Serv., Inc.  58,783          790,627
                              -------------------                                                                     -------------
      TOTAL                    107     7,701,359        69%                                                            $93,835,748
                              ===================                                                                     =============

(1) Annual cash rents do not include the recognition of rental income on the straight-line method of accounting required by accounting principles generally accepted in the United States of America ("GAAP") under which contractual rent payment increases are recognized evenly over the lease term.
(2)  Joint venture properties.
(3) Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired during 2001.
(4) This property was sold in 2006. It is included in this table for the sole purpose of presenting the annual cash rent received in 2006.
(5) JDS Uniphase, NEC Electronics America and Dade Behring are currently in negotiation to terminate their lease obligations with us for the indicated properties. An additional 184,000 rentable square feet will be vacant in 2007 if we accept these lease terminations.

We own 100% of all of the properties, except: one of the buildings in the Triangle Technology Park, which is owned by a joint venture in which we, through an operating partnership, own a 75% interest; the property at 10401-10411 Bubb Road, which is owned by a joint venture in which we, through an operating partnership, own an 83.33% interest; and the properties at 5300-5350 Hellyer Avenue, which are owned by a joint venture in which we, through an operating partnership, own a 50% interest, and a Berg affiliate owns the other 50% venture interest.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the properties beginning with 2007, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 2,395,883 rentable square feet that was vacant as of December 31, 2006.

                            Number of                                                           Percentage of Total Annual
           Year of Lease    Expiring     Rentable Square Footage      2007 Annual Base Rent      Base Rent Represented By
            Expiration       Leases    Subject to Expiring Leases  Under Expiring Leases (1)(3)     Expiring Leases (2)
         --------------------------------------------------------------------------------------------------------------------
               2007            24                742,078                  $8,268,614                         9.4%

               2008            10                230,449                   2,457,481                         2.8%

               2009            20                688,115                   9,317,772                        10.6%

               2010            11                571,460                   9,808,771                        11.2%

               2011             7                931,450                  18,891,914                        21.6%

               2012            11                881,817                  13,975,589                        15.9%

               2013             1                125,044                   1,336,720                         1.5%

               2014             3                709,000                  16,065,850                        18.3%

               2015             3                277,568                   4,902,225                         5.6%

               2017             1                 28,739                     232,785                         0.3%

            Thereafter          1                119,756                   2,460,986                         2.8%
                           --------------------------------------------------------------------------------------------------

                               92              5,305,476                 $87,718,707                        100%
                           ==================================================================================================

(1) The base rent for expiring leases is based on 2007 scheduled cash rent, which is different than annual rent determined in accordance with GAAP.
(2)  Based upon 2007 cash rent as discussed in Note (1).
(3) JDS Uniphase, NEC Electronics America and Dade Behring are currently in negotiation to terminate certain lease obligations with us. An additional 184,000 rentable square feet will be vacant in 2007 if we accept these lease terminations.

If we are unable to lease a significant portion of the available space or space scheduled to expire in 2007 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be adversely affected.

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

REPUBLIC  PROPERTIES  CORPORATION  ("RPC")  V.  MISSION  WEST  PROPERTIES,  L.P.
("MWP"), IN THE CIRCUIT COURT OF MARYLAND FOR BALTIMORE CITY CASE NO. 24-C-00-005675. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appears, in April 2006 Maryland's highest Court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. The Court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit (see Item 8, "Financial Statements and Supplementary Data - Note 13" for information about the Hellyer Avenue Limited Partnership and the historical transactions underlying this litigation).

MISSION WEST PROPERTIES, L.P. V. REPUBLIC PROPERTIES CORPORATION, ET AL. SANTA CLARA COUNTY SUPERIOR COURT, CASE NO. CV 796249. In February 2001, while the Maryland case was pending, we filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara, Case No. CV 796249. The case was stayed pending resolution of the Maryland case, and we dismissed our suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which we demurred. The Court sustained our demurrer with leave to amend. Subsequently, RPC filed an amended complaint, and we submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled our demurrer. We are in the process of seeking a writ from the California State Court of Appeal for the Sixth District directing the Superior Court to sustain the demurrer.

If the litigation is ultimately decided in favor of the Company, the Independent Directors Committee of the Board of Directors has the right, but not the obligation, to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement between the Company and the Berg Group, as more fully explained under Item 8, "Financial Statements and Supplementary Data - Note 13."

In January 2004, the GLOBAL CROSSING ESTATE REPRESENTATIVE, FOR ITSELF AND THE LIQUIDATING TRUSTEE OF THE GLOBAL CROSSING LIQUIDATING TRUST V. MISSION WEST PROPERTIES L.P. filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of $815,052 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were avoidable preference payments. During the course of settlement discussions with Global Crossing's representative, we learned that we would receive only 2-3% of our unsecured claim of $16,710,605 for unpaid rent from the final distribution of the assets and proceeds of bankruptcy estate. On February 21, 2007, we and the Liquidating Trustee entered into a settlement agreement under which the $815,052 claim against us was dismissed and we agreed to accept a payment of approximately $150,000 as a final settlement of our claim for unpaid rent.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HISTORICAL PERFORMANCE COMPARISON

The following graph compares the change in the Company's cumulative stockholder return on its shares of common stock to the cumulative total return of the NAREIT Equity REIT Total Return Index ("NAREIT Equity Index") and the Standard & Poor's 500 Stock Index ("S&P 500 Index") from December 31, 2001 to December 31, 2006. The line graph starts December 31, 2001. The graph assumes that the value of the investment in the Company's common stock was $100 at December 31, 2001 and that all dividends were reinvested. The common stock's price on December 31, 2001 was $12.72. The Company obtained the information about the NAREIT Equity Index and S&P 500 Index from each entity respectively, and has assumed that the information is reliable, but cannot assume its accuracy.


                                [OBJECT OMITTED]]

        The stock price performance shown in the graph is not necessarily indicative of future performance of the Company's common stock.


Our common stock is listed on the American Stock Exchange ("AMEX") and trades under the symbol "MSW." The high and low closing price per share of common stock as reported on AMEX during each quarter of 2006 and 2005 were as follows:

                                                     2006                              2005
                                         -----------------------------     -----------------------------
                                             High            Low               High            Low
                                         -------------   -------------     -------------   -------------
                1st Quarter                 $11.90          $9.68             $11.19          $10.04
                2nd Quarter                 $11.90          $10.70            $10.53          $9.50
                3rd Quarter                 $11.62          $10.18            $11.00          $10.02
                4th Quarter                 $13.10          $11.31            $10.26          $9.71

On February 28, 2007, there were 184 registered holders of the Company's common stock. We declared and paid dividends in each quarter of 2006 and 2005. We expect to pay quarterly dividends during 2007. The following tables show information for quarterly dividends for 2006 and 2005.

                                                              2006
                                         -----------------------------------------------
                                                           Payment            Dividend
                                          Record Date        Date            Per Share
                                         -------------   -------------     -------------
                1st Quarter                03/31/06        04/06/06          $0.16
                2nd Quarter                06/30/06        07/06/06           0.16
                3rd Quarter                09/29/06        10/05/06           0.16
                4th Quarter                12/29/06        01/04/07           0.16
                                                                           -------------
                   Total                                                     $0.64
                                                                           =============


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
                                                                           =============

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt service requirements and other factors.

For federal income tax purposes, we have characterized 100% of the dividends declared in 2006 as taxable ordinary income (unaudited). For 2005, we have characterized 89% of the dividends declared as taxable ordinary income and 11% as return of capital (unaudited).

The closing price of our common stock on December 29, 2006, the last trading day of the year, was $13.10 per share.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information for Mission West Properties, Inc. (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Background" for discussion of business combinations and property dispositions that materially affect the comparability of the selected financial data).

Selected  consolidated  financial  data is derived  from the  audited  financial
statements   and  notes  thereto  (see  Item  8,   "Financial   Statements   and
Supplementary Data") and is as follows:

                                                                                 Year Ended December 31,
                                                        --------------------------------------------------------------------------
                                                            2006           2005           2004            2003           2002
                                                        -------------  -------------  --------------  -------------  -------------
                                                                    (dollars in thousands, except per share data)
    OPERATING INFORMATION: (1)
    Revenue:
        Rental revenue from real estate                    $90,110        $97,735       $115,815        $125,757       $124,189
        Tenant reimbursements                               13,116         14,115         14,192          17,783         19,104
        Other income                                        20,602          4,591          6,862           4,506          4,232
                                                         -------------  -------------  --------------  -------------  -------------
    Total revenues                                         123,828        116,441        136,869         148,046        147,525

    Expenses:
       Property operating, maintenance and real
          estate taxes                                      18,654         18,759         19,111          19,832         22,378
       Interest                                             20,709         21,295         17,581          16,446          9,588
       Interest (related parties)                              755            972          1,077           1,064          3,422
       General and administrative                            2,248          1,910          2,011           1,324          1,488
       Depreciation and amortization of real estate         21,803         20,553         20,827          19,521         17,058
                                                         -------------  -------------  --------------  -------------  -------------
    Total expenses                                          64,169         63,489         60,607          58,187         53,934
                                                         -------------  -------------  --------------  -------------  -------------

    Income before equity in earnings of unconsolidated joint
       venture and minority interests                       59,659         52,952         76,262          89,859         93,591
       Equity in earnings of unconsolidated joint venture    1,985            724          2,947           3,885              -
       Minority interests                                  (50,150)       (44,353)       (65,810)        (78,117)       (78,196)
                                                         -------------  -------------  --------------  -------------  -------------
       Income from continuing operations                    11,494          9,323         13,399          15,627         15,395

    Discontinued operations, net of minority interests:
       Gain from disposal of discontinued operations         2,935            445              -               -          1,018
       Income/(loss) attributable to discontinued
          operations (2)                                       201            259            (87)            585            702
                                                         -------------  -------------  --------------  -------------  -------------
            Income/(loss) from discontinued operations       3,136            704            (87)            585          1,720
                                                         -------------  -------------  --------------  -------------  -------------
    Net income to common stockholders                      $14,630        $10,027        $13,312         $16,212        $17,115
                                                         =============  =============  ==============  =============  =============
    Net income to minority interests                       $66,358        $47,524        $66,100         $80,836        $86,641
                                                         =============  =============  ==============  =============  =============

    Basic net income from continuing operations per share    $0.60          $0.51          $0.74           $0.88          $0.88
    Diluted net income from continuing operations per share  $0.60          $0.51          $0.74           $0.88          $0.86

    Basic net income from discontinued operations per share  $0.17          $0.04             -            $0.03          $0.10
    Diluted net income from discontinued operations per share$0.16          $0.04             -            $0.03          $0.10

    Basic net income per share                               $0.77          $0.55          $0.74           $0.91          $0.98
    Diluted net income per share                             $0.76          $0.55          $0.74           $0.91          $0.96
    Dividends per share                                      $0.64          $0.64          $0.88           $0.96          $0.96

    PROPERTY AND OTHER INFORMATION:
    Total properties, end of period (3)                       107            107            109             109            101
    Total rentable square feet, end of period  (000's)      7,701          7,780          7,917           7,917          7,164
    Average monthly rental revenue per square foot (4)      $1.57          $1.58          $1.80           $1.77          $1.71
    Occupancy for leased properties, end of period            69%            69%            71%             77%            84%

    Funds from operations (5):                            $86,585        $79,152       $103,320        $117,918       $118,444

    CASH FLOW INFORMATION:
    Cash flows provided by operating activities           $27,012        $21,898        $38,970         $36,104        $34,452
    Cash flows used in investing activities               ($5,369)       ($2,875)       ($1,519)      ($109,983)      ($20,744)
    Cash flows (used in)/provided by financing activities($19,299)       $10,899       ($40,061)        $73,529       ($14,539)

                                                                                    December 31,
                                                      --------------------------------------------------------------------------
                                                          2006            2005           2004            2003          2002
                                                      -------------  -------------  --------------  -------------  -------------
                                                                               (dollars in thousands)
       BALANCE SHEET INFORMATION:
       Real estate assets, net of accumulated depr.
          & amort.                                      $898,889       $927,381       $960,863        $985,751       $886,122
       Total assets                                   $1,027,487     $1,023,377     $1,005,656      $1,032,632       $926,783
       Line of credit - related parties                        -              -         $9,560          $6,320        $58,792
       Revolving line of credit                                -              -        $24,208         $23,965        $23,839
       Loan payable                                            -              -              -               -        $20,000
       Mortgage notes payable                           $348,101       $357,481       $292,822        $299,858       $125,062
       Mortgage notes payable - related parties           $9,654        $10,051        $10,420         $10,762        $11,078
       Total liabilities                                $397,327       $407,680       $380,355        $394,324       $289,817
       Minority interests                               $501,282       $500,682       $512,089        $524,918       $526,580
       Stockholders' equity                             $128,878       $115,015       $113,212        $113,390       $110,386
       Common stock outstanding                       19,443,587     18,448,791     18,097,191      17,894,691     17,487,329
       O.P. Units issued and outstanding              85,206,199     86,088,095     86,384,695      86,398,064     86,474,032

(1) Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.
(2) Upon the implementation of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations.
(3) As of December 31, 2006, 2005, 2004, 2003 and 2002, total properties include a property at 245 Caspian in Sunnyvale with no building. During 2001, we paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.
(4) Average monthly rental revenue per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.
(5) Funds from Operations ("FFO") is a non-GAAP financial instrument used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. We have revised our FFO computations for 2002 for the inclusion of the amortization of leasing commissions in depreciation and amortization of real estate in order to be comparable to our 2006, 2005, 2004 and 2003 FFO presentation and to more closely conform to the NAREIT's FFO definition. Additionally, our 2006, 2005, 2004 and 2003 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO to be an appropriate supplemental measure of the Company's operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about the Company's financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO should not be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO.

Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including O.P. Units that may be exchanged for shares of common stock. Our FFO does not represent the amount available for management's discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do.

A reconciliation of net income to common stockholders to FFO for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 follows:

                                                                                 Year Ended December 31,
                                                         ------------------------------------------------------------------------
                                                             2006          2005           2004          2003           2002
                                                         ------------- -------------- ------------- -------------- --------------
                                                                       (dollars in thousands, except per share data)
     Net income to common stockholders                          $14,630        $10,027       $13,312        $16,212        $17,115
     Add:
         Minority interests (1)                                  65,859         47,045        65,614         80,256         86,053
         Depreciation and amortization of real estate(2)         24,636         24,286        24,394         22,850         21,379
     Less:
         Gain on sales of assets or joint venture assets        (18,540)        (2,206)            -         (1,400)        (6,103)
                                                           ------------- -------------- ------------- -------------- --------------
     FFO                                                        $86,585        $79,152      $103,320       $117,918       $118,444
                                                           ============= ============== ============= ============== ==============

     Weighted average common shares & O.P. Units - diluted  104,809,155    104,545,776   104,521,271    104,279,165    104,189,440
     FFO per common share & O.P. Unit - diluted                   $0.83          $0.76         $0.99          $1.13          $1.14

(1) The minority interest for third parties totaling $499, $479, $486, $581 and $587 in 2006, 2005, 2004, 2003 and 2002, respectively, was deducted from total minority interest in calculating FFO. (dollars in thousands)
(2) Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling $849, $984, $874 and $874 in 2006, 2005, 2004 and 2003, respectively, and amortization of leasing commissions totaling $1,513, $1,703, $1,644, $1,203 and $3,020 in 2006,
     2005, 2004, 2003 and 2002, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in our consolidated statements of operations. (dollars in thousands)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES OF MISSION WEST PROPERTIES, INC. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN PART I - ITEM 1A, RISK FACTORS.

OVERVIEW AND BACKGROUND

Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties in a transaction completed on September 2, 1997. At that time the Berg Group and other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships through the purchase of the general partnership interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partnership interests represented the balance of the ownership of the operating partnerships. At December 31, 2006, we owned an 18.23% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 4.3 million rentable square feet of R&D buildings under the Pending Project Acquisition Agreement, the Berg Land Holdings Option Agreement, and from unrelated third parties. The total cost of these properties was approximately $649 million. We issued a total of 27,962,025 O.P. Units and assumed debt totaling approximately $308 million to acquire them.

Since 1998, we have sold a total of  approximately  0.9 million  rentable square
feet  of  R&D  buildings.   The  total  sales  price  of  these  properties  was
approximately $128 million.

Almost all of our earnings and cash flow is derived from rental revenue received pursuant to leased R&D space at our properties. Key factors that affect our business and financial results include the following:

-    the general economic climate;
-    the occupancy rates of the properties;
-    rental rates on new and renewed leases;
-    tenant improvement and leasing costs incurred to obtain and retain tenants;
-    the extent of early lease terminations;
-    operating expenses;
-    cost of capital; and
-    the extent of acquisitions and sales of real estate.

Any negative effects of the above key factors could potentially cause a deterioration in our revenue and/or earnings.

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

IMPAIRMENT OF LONG-LIVED ASSETS
We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. The analysis that we prepare in connection with determining if there may be any asset impairment loss under SFAS 144 considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. As discussed in Note 17 - Real Estate Asset Held for Sale and Discontinued Operations under Item 8, "Financial Statements and Supplementary Data," we recognized an impairment loss in 2004 on one asset held for sale under the application of this standard.

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

CONSOLIDATION OF JOINT VENTURES
We, through an operating partnership, own three properties that are in joint ventures of which we have controlling interests. We manage and operate all three properties. The recognition of these properties and their operating results are 100% reflected on our consolidated financial statements, with appropriate allocation to minority interest, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our minority interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because we do not exercise significant control over major operating and financial decisions. We account for the joint venture using the equity method of accounting.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
We consolidate all variable interest entities ("VIE") in which we deemed to be the primary beneficiary in accordance with FASB Interpretation 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". As of December 31, 2006, we consolidated one VIE in the accompanying consolidated financial statements in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Item 8, "Financial Statements and Supplementary Data - Note 7" for further discussion of this transaction).

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

RESULTS OF OPERATIONS

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2006 TO THE YEAR ENDED  DECEMBER 31,
2005

RENTAL REVENUE FROM CONTINUING PROPERTY OPERATIONS
As of December 31, 2006 and 2005, through our controlling interests in the operating partnerships, we owned 107 R&D properties totaling approximately 7.7 and 7.8 million rentable square feet, respectively. We sold three vacant R&D properties and acquired three leased R&D properties during 2006.

The following table depicts the amounts of rental revenue from continuing operations for the years ended December 31, 2006 and 2005 represented by our historical properties and the percentage of the total decrease in rental revenue over the period that is represented by each group of properties.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2006                2005             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $88,338             $97,735           ($9,397)              (9.6%)
    2006 Acquisitions (2)                 1,772                   -             1,772              100.0%
                                     --------------     ---------------     --------------
         Total                          $90,110             $97,735           ($7,625)              (7.8%)
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2005 that we still owned as of December 31, 2006.
(2) Operating rental revenue for 2006 Acquisitions do not reflect a full 12 months of operations in 2006 because these properties were acquired at various times during the year.

For the year ended December 31, 2006, our rental revenue from real estate decreased by ($7.6) million, or (7.8%). Pursuant to SFAS 141, $1.9 million of amortization expense with respect to above-market leases was offset against rental revenue from real estate for the years ended December 31, 2006 and 2005. The ($7.6) million decrease in rental revenue resulted from current adverse market conditions as "Same Property" rents decreased, due to lease terminations, cessation of operations and tenant relocation since December 31, 2005.

Our overall occupancy rate for leased properties at December 31, 2006 and 2005 was approximately 69.5% and 68.9%, respectively. According to NAI BT Commercial Real Estate, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2006 was approximately 81.7%. Due to an over supply of R&D properties and competition from other landlords in the Silicon Valley bidding for tenants, our occupancy rate may drop further in 2007 if the 742,000 rentable square feet scheduled to expire is not renewed or re-leased. Factors that contributed to our low occupancy rate were primarily the general downturn in the Silicon Valley's economy in recent years, the softening of our market specifically and the weaker relative performance of certain properties due to their location and the weak demand in those submarkets. We are currently negotiating with three tenants, JDS Uniphase, NEC Electronics America and Dade Behring, for early termination of leases on approximately 184,000 rentable square feet. If these leases are terminated, our occupancy rate will decline further.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of December 31, 2006, we had investments in three R&D buildings, totaling 466,600 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. In July 2006, TBI-MWP sold one R&D property with approximately 126,400 rentable square feet for approximately $8.5 million. The total gain on the sale was approximately $0.88 million of which $0.44 million was our share. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2006 and 2005, equity in earnings from the unconsolidated joint venture was approximately $2.0 million (including $0.4 million relating to a gain from the sale of real estate) and $0.7 million, respectively. Our equity in earnings from this unconsolidated joint venture increased primarily due to a gain on sale of one R&D property and the write-offs of leasing commission and tenant improvements in 2005 for a tenant that terminated its lease agreement which did not recur in 2006. The occupancy rate for the properties owned by this joint venture at December 31, 2006 and 2005 was approximately 100% and 78.7%, respectively.

OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS
The following table depicts the amounts of other income from continuing operations for the years ended December 31, 2006 and 2005.

                                               Year Ended December 31,
                                          ----------------------------------
                                              2006                2005             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Other income                        $20,602              $4,591            $16,011              348.7%

Other income of approximately $20.6 million for the year ended December 31, 2006 included approximately $16.1 million from termination fees, $2.3 million from interest income, $1.1 million from management fee income, $0.5 million from a property tax accrual, $0.2 million from tenant bankruptcy settlements, $0.1 million from security deposit forfeitures and $0.3 million from miscellaneous income. Other income of approximately $4.6 million for the year ended December 31, 2005 included approximately $2.4 million from termination fees, $0.9 million from management fee income, $0.6 million from interest income, $0.5 million from security deposit forfeitures, $0.1 million from tenant bankruptcy settlements and $0.1 million from miscellaneous income. A management fee is paid by the tenant to the landlord for the administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

EXPENSES FROM CONTINUING PROPERTY OPERATIONS
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes ("operating expenses") from continuing operations for the years ended December 31, 2006 and 2005 and the percentage of total decrease in expenses over the period that is represented by each group of properties.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2006                2005             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $17,802             $18,427              ($625)              (3.4%)
    2005 Acquisition (2)                    348                 332                 16                4.8%
    2006 Acquisitions (3)                   504                   -                504              100.0%
                                     --------------     ---------------     --------------
         Total                          $18,654             $18,759              ($105)              (0.6%)
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2005 that we still owned as of December 31, 2006.
(2) Operating expenses for 2005 Acquisition do not reflect a full 12 months of operations in 2005 because this property was acquired during the year.
(3) Operating expenses for 2006 Acquisitions do not reflect a full 12 months of operations in 2006 because these properties were acquired at various times during the year.

Operating expenses from continuing operations decreased by ($0.1) million, or (0.6%), from $18.8 million for the year ended December 31, 2005 to $18.7 million for the year ended December 31, 2006. Tenant reimbursements from continuing operations decreased by ($1.0) million, or (7.1%), from $14.1 million for the year ended December 31, 2005 to $13.1 million for the year ended December 31, 2006. The decrease in tenant reimbursements resulted primarily from the JDS Uniphase lease terminations in early 2006 at three R&D properties consisting of approximately 252,000 rentable square feet. Total operating expenses exceeded tenant reimbursements because of vacancies, which reached approximately 2.4 million rentable square feet by year-end 2006. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2006 our vacancy rate was 31%.

General and administrative expenses increased by approximately $0.3 million, or 17.7%, from $1.9 million for the year ended December 31, 2005 to $2.2 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily a result of stock option expensing, as well as fees paid in connection with filing a registration statement for the resale of shares of common stock to be acquired from time to time upon the exchange of O.P. Units for stock.

The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2006 and 2005.

                                               Year Ended December 31,
                                          ----------------------------------
                                              2006                2005             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Depreciation and amortization       $21,803             $20,553             $1,250                6.1%


Depreciation and amortization expense of real estate from continuing operations increased by $1.3 million, or 6.1%, primarily due to tenant improvements write-offs and higher amortization expense for in-place leases arising from the acquisition of three R&D properties in early 2006.

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2006 and 2005.

                                               Year Ended December 31,
                                          ----------------------------------
                                              2006                2005             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Interest                            $20,709             $21,295             ($586)              (2.8%)
         Interest (related parties)              755                 972              (217)             (22.3%)
                                          --------------      --------------     --------------
              Total                          $21,464             $22,267             ($803)              (3.6%)
                                          ==============      ==============     ==============

Interest expense decreased by ($0.6) million, or (2.8%), primarily from a cash flow interest rate derivative loss of approximately ($0.8) million recognized in 2005 that did not recur in 2006. Interest expense (related parties) decreased by ($0.2) million, or (22.3%), because we paid off the Berg Group line of credit during 2005 and terminated it effective October 31, 2005.

NET INCOME TO COMMON  STOCKHOLDERS  AND NET  INCOME TO  MINORITY  INTERESTS
The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2006 and 2005.

                                                   Year Ended December 31,
                                               --------------------------------
                                                   2006              2005             $ Change          % Change
                                               -------------     --------------     -------------     -------------
                                                            (dollars in thousands)
         Net income to common stockholders       $14,630            $10,027            $4,603             45.9%
         Net income to minority interests         66,358             47,524            18,834             39.6%
                                               -------------     --------------     -------------
              Total                              $80,988            $57,551           $23,437             40.7%
                                               =============     ==============     =============

As of December 31, 2006 and 2005, we owned a controlling general partnership interest of 19.71%, 21.78%, 16.26% and 12.48% and 17.81%, 21.68%, 16.18% and
12.41% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned an 18.23% and 17.50% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2006 and 2005, respectively. Net income to common stockholders in 2006 increased by $4.6 million, or 45.9%, from the year ended December 31, 2005. Our net income attributable to minority interests in 2006 increased by $18.8 million, or 39.6%, from the year ended December 31, 2005. The increase in net income attributable to common stockholders and minority interests is primarily due to higher lease termination fee income and gain from sale of real estate. Minority interests represent the limited partners' ownership interest of 81.77% and 82.50% in the operating partnerships, on a weighted average basis, as of December 31, 2006 and 2005, respectively. The decrease in the minority interest ownership percentage resulted from the exchange of O.P. Units for common stock and the exercise of stock options, the proceeds of which we applied to the purchase of additional general partnership interests.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2006 and 2005.

                                                                                      Year Ended December 31,
                                                                   --------------------------------------------------------------
                                                                               2006                              2005
                                                                   ----------------------------     -----------------------------
                                                                                     (dollars in thousands)
     Income attributable to discontinued operations                         $19,345                            $3,874
     Minority interests in earnings attributable to discontinued
        operations                                                          (16,209)                           (3,170)
                                                                   ----------------------------     -----------------------------
          Income from discontinued operations                                $3,136                              $704
                                                                   ============================     =============================

In accordance with our adoption of SFAS 144, in 2006 we sold three R&D properties consisting of approximately 235,000 rentable square feet and classified the net gains on sale and operating results of the disposed properties as discontinued operations. SFAS 144 requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

We recognized total income of $19.3 million from discontinued operations, of which $3.1 million and $16.2 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2006. For the year ended December 31, 2005, we recognized total income from discontinued operations of $3.9 million. The income to common stockholders and minority interests attributable to discontinued operations from these properties in 2005 was approximately $0.7 million and $3.2 million, respectively.

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

                                               Year Ended December 31,
                                          ----------------------------------
                                              2005                2004             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Same Property                       $97,735            $115,815          ($18,080)             (15.6%)


For the year ended December 31, 2005, our rental revenue from real estate decreased by ($18.1) million, or (15.6%). Pursuant to SFAS 141, $1.9 million of amortization expense with respect to above-market leases included in the San Tomas Technology Park acquisition was offset against rental revenue and not separately stated as amortization expense for the years ended December 31, 2005 and 2004. The ($18.1) million decrease in rental revenue resulted from current adverse market conditions as "Same Property" rents decreased, as our portfolio occupancy rate decreased and market rental rates decreased. The lower rental rate from a blend and extend lease with Microsoft, which accounted for more than half the decline, and the loss of several tenants due to cessation of operations, tenant relocation or tenant requiring lesser space since December 31, 2004 represented the balance of the decline.

Our overall occupancy rate for leased properties at December 31, 2005 and 2004 was approximately 68.9% and 71.2%, respectively. According to NAI BT Commercial Real Estate, the occupancy rate for R&D property in the Silicon Valley at December 31, 2005 was approximately 80.4%. Factors that contributed to our low occupancy rate were primarily the general downturn in the Silicon Valley's economy in recent years, the softening of our market specifically and the relative weaker performance of certain properties due to their location and the weak demand in those submarkets.

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

                                               Year Ended December 31,
                                          ----------------------------------
                                              2005                2004             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Other income                         $4,591              $6,862           ($2,271)             (33.1%)

Other income of approximately $4.6 million for the year ended December 31, 2005 included approximately $2.4 million from termination fees, $0.9 million from management fee income, $0.6 million from interest income, $0.5 million from security deposit forfeitures, $0.1 million from tenant bankruptcy settlements and $0.1 million from miscellaneous income. Other income of approximately $6.9 million for the year ended December 31, 2004 included approximately $4.3 million from termination fees, $1.2 million from tenant bankruptcy settlements, $1.2 million from management fee income and $0.2 million from miscellaneous income. A management fee is paid by the tenant to the landlord for the administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

EXPENSES FROM CONTINUING PROPERTY OPERATIONS
The following table reflects the amounts of operating expenses from continuing operations for the years ended December 31, 2005 and 2004 and the percentage of total decrease in expenses over the period that is represented by each group of properties.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2005                2004             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $18,427             $19,111              ($684)              (3.6%)
    2005 Acquisition (2)                    332                   -                332              100.0%
                                     --------------     ---------------     --------------
         Total                          $18,759             $19,111              ($352)              (1.8%)
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2004 that we still owned as of December 31, 2005.
(2) Operating expenses for 2005 Acquisition do not reflect a full 12 months of operations in 2005 because this property was acquired during the year.

Operating expenses for continuing operations decreased by ($0.4) million, or (1.8%), and tenant reimbursements from continuing operations decreased by ($0.1) million, or (0.5%), primarily as a result of refunds of real estate taxes in the amount of approximately $0.7 million from property tax appeals that we filed under California's Proposition 8 and lower occupancy during the periods presented. Total operating expenses exceeded tenant reimbursements because of vacancies, which reached approximately 2.6 million rentable square feet by year-end 2005. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2005 our vacancy rate was 31.1%.

General and administrative expenses decreased by approximately ($0.1) million, or (5.0%), from $2.0 million for the year ended December 31, 2004 to $1.9 million for the year ended December 31, 2005.

The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2005 and 2004.

                                               Year Ended December 31,
                                          ----------------------------------
                                              2005                2004             $ Change            % Change
                                          --------------      --------------     --------------      --------------
                                                          (dollars in thousands)
         Depreciation and amortization       $20,553             $20,827             ($274)              (1.3%)

Depreciation and amortization expense of real estate from continuing operations decreased by ($0.3) million, or (1.3%), primarily due to the disposition of three R&D properties, a fully amortized in-place lease intangible asset in the second quarter of 2005, offset by one R&D property acquisition.

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2005 and 2004.

                                               Year Ended December 31,
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
                                          ==============      ==============     ==============

Interest expense increased by $3.7 million, or 21.1%, primarily from additional debt that we incurred under two new collateralized mortgage loans totaling $150.8 million obtained from Allianz Life Insurance Company of North America in 2005 and from a cash flow interest rate derivative loss of approximately ($0.8) million. Interest expense (related parties) decreased by ($0.1) million or (9.7%), because we paid off the Berg Group line of credit during 2005 and terminated it effective October 31, 2005.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2005 and 2004.

                                                   Year Ended December 31,
                                               --------------------------------
                                                   2005              2004             $ Change          % Change
                                               -------------     --------------     -------------     -------------
                                                            (dollars in thousands)
         Net income to common stockholders       $10,027            $13,312          ($3,285)           (24.7%)
         Net income to minority interests         47,524             66,100          (18,576)           (28.1%)
                                               -------------     --------------     -------------
              Total                              $57,551            $79,412         ($21,861)           (27.5%)
                                               =============     ==============     =============

As of December 31, 2005 and 2004, we owned a controlling general partnership interest of 17.81%, 21.68%, 16.18% and 12.41% and 17.16%, 21.63%, 16.14% and
12.38% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 17.50% and 17.26% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2005 and 2004, respectively. Net income to common stockholders in 2005 decreased by ($3.3) million, or (24.7%), from the year ended December 31, 2004. Our net income attributable to minority interests in 2005 decreased by ($18.6) million, or (28.1%), from the year ended December 31, 2004. The decrease in net income attributable to common stockholders and minority interests is primarily due to lower income from operations as a result of the decrease in revenues and increase in interest expense as discussed above. Minority interests represent the limited partners' ownership interest of 82.50% and 82.74% in the operating partnerships, on a weighted average basis, as of December 31, 2005 and 2004, respectively. The decrease in the minority interest ownership percentage resulted from the exchange of O.P. Units for common stock and the exercise of stock options, the proceeds of which we applied to the purchase of additional general partner interests.

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income/(loss) from discontinued operations for the years ended December 31, 2005 and 2004.

                                                                                      Year Ended December 31,
                                                                   --------------------------------------------------------------
                                                                               2005                              2004
                                                                   ----------------------------     -----------------------------
                                                                                     (dollars in thousands)
     Income attributable to discontinued operations                          $3,874                              $203
     Minority interests in earnings attributable to discontinued
        operations                                                           (3,170)                             (290)
                                                                   ----------------------------     -----------------------------
          Total income/(loss) from discontinued operations                     $704                             ($87)
                                                                   ============================     =============================

In accordance with our adoption of SFAS 144, in 2005 we sold three R&D properties consisting of approximately 342,000 rentable square feet and classified the net gains on sale and operating results of the disposed properties as discontinued operations. We also sold three R&D properties in 2006 consisting of approximately 235,000 rentable square feet and classified the net gains on sale and operating results of the disposed properties as discontinued operations. SFAS 144 requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations. For the years ended December 31, 2005 and 2004, income from discontinued operations included results of operations from the three R&D properties sold in 2005 and the three R&D properties sold in 2006.

We recognized total income of $3.9 million from discontinued operations, of which $0.7 million and $3.2 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2005. For the year ended December 31, 2004, we recognized total income from discontinued operations of $0.2 million. The loss to common stockholders attributable to discontinued operation from these properties in 2004 was approximately ($87,000). The income to minority interests attributable to discontinued operation from these properties in 2004 was approximately ($0.3) million. In 2004, an impairment charge of approximately ($2.2) million was recorded for an asset held for sale to reduce the carrying value of the asset to its fair value, less selling costs.

CHANGES IN FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2006
The most significant changes in our financial condition in 2006 resulted from the acquisition of three R&D properties, the disposition of three R&D properties, and the exercise of stock options and exchange of O.P. Units for shares of the Company's common stock.

During 2006, we sold three vacant R&D properties to an unrelated third party for a total gross sales price of approximately $43.3 million. Those property dispositions reduced approximately 235,000 rentable square feet of space from our property portfolio. The proceeds were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2006 (see Item 8, "Financial Statements and Supplementary Data - Note 6" for further discussion of this transaction). In addition to those three property dispositions, we also acquired three R&D properties representing approximately 138,000 rentable square feet for a total gross combined purchase price of approximately $16.0 million. Two R&D properties were acquired in a tax-deferred exchange transaction and the other one in cash.

Debt outstanding, including amounts due related parties, decreased by ($9.7) million, or (2.7%), from $367.5 million as of December 31, 2005 to $357.8 million as of December 31, 2006 due to normal scheduled debt payments.

During the year ended December 31, 2006, stock options to purchase 80,000 shares of the Company's common stock were exercised at $8.25 per share and stock options to purchase 32,900 shares of the Company's common stock were exercised at $10.00 per share. The total proceeds to the Company of approximately $1.0 million increased paid-in-capital.

In 2006, three limited partners exchanged a total of 871,596 O.P. Units for 871,596 shares of common stock resulting in a reclassification of approximately $10.2 million from minority interests to paid-in-capital. In 2006, Carl E. Berg gave 92,300 O.P. Units to charitable institutions. Only 10,300 of those O.P. Units had been exchanged for 10,300 shares of common stock by December 31, 2006. The remaining 82,000 O.P. Units were exchanged for 82,000 shares of common stock in early 2007.

The proceeds from the exercise of stock options and the conversion of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

YEAR ENDED DECEMBER 31, 2005
The most significant changes in our financial condition in 2005 resulted from the disposition of three R&D properties, the acquisition of one R&D property, debt refinancing and the exercise of stock options and exchange of O.P. Units for shares of the Company's common stock.

During 2005, we sold three vacant R&D properties consisting of approximately 342,000 rentable square feet to unrelated third parties for a total gross sales price of approximately $27.9 million. The proceeds of approximately $15.1 million from one of the three vacant R&D property dispositions were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2005. In addition to those three property dispositions, we also acquired one vacant R&D property consisting of approximately 204,000 rentable square feet from an unrelated third party for the purchase price of approximately $14.0 million in a tax-deferred exchange transaction.

Debt outstanding, including amounts due related parties, increased by $30.5 million, or 9.1%, from $337.0 million as of December 31, 2004 to $367.5 million as of December 31, 2005 due primarily to two new fixed rate collateralized mortgage loans from Allianz Life Insurance Company of North America, which were used primarily to pay down the Citicorp loan, the Berg Group line of credit and the Cupertino National Bank line of credit.

During the year ended December 31, 2005, stock options to purchase 40,000 shares of the Company's common stock were exercised at $8.25 per share and stock options to purchase 15,000 shares of the Company's common stock were exercised at $10.00 per share. The total proceeds to the Company of approximately $0.5 million increased paid-in-capital.

In 2005, three limited partners exchanged 213,600 O.P. Units for 213,600 shares of common stock resulting in a reclassification of approximately $2.2 million from minority interests to paid-in-capital. In 2005, Carl E. Berg gave 83,000 O.P. Units to charitable institutions that exchanged them for 83,000 shares of common stock resulting in a reclassification of approximately $0.8 million from minority interest to paid-in-capital.

The proceeds from the exercise of stock options and the conversion of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

LIQUIDITY AND CAPITAL RESOURCES

In 2007, we anticipate operating cash flows from our property portfolio to be the same or slightly higher than in 2006. We are still experiencing weak demand for R&D properties in certain areas of the Silicon Valley (mainly the south San Jose area). If we are unable to lease a significant portion of the approximately 742,000 rentable square feet scheduled to expire in 2007 and current available space, our operating cash flows will be affected adversely. In addition, if we conclude agreements for early lease terminations with JDS Uniphase, NEC
Electronics America and Dade Behring, there could be an additional 184,000 rentable square feet of vacant space. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently.

We expect our principal source of liquidity for distributions to stockholders and O.P. Unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Santa Clara Valley National Bank (formerly known as Cupertino National Bank). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2007. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on a line of credit with Santa Clara Valley National Bank and our existing cash reserves. In 2007, we will be obligated to make payments totaling approximately $11.0 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

As of December 31, 2006, we were in compliance with loan covenants relating to the Allianz mortgage loans and the Santa Clara Valley National Bank line of credit.

Cash and cash equivalents increased by approximately $2.4 million from $31.4 million as of December 31, 2005 to $33.8 million as of December 31, 2006.

Restricted cash totaled $48.2 million as of December 31, 2006. Of this amount, $43.4 million represents proceeds received from the Samaritan property sale and earned interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges (see Item 8, "Financial Statements and Supplementary Data - Note 6" for further discussion of this transaction). The remaining $4.8 million represents a balance we consolidated due to our adoption of FIN 46R, "Consolidation of Variable Interest Entities" (see Item 8, "Financial Statements and Supplementary Data - Note 7" for further discussion of this transaction). We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We currently intend to continue operating as a REIT in 2007. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our stockholders. Also as a REIT, we generally will not be subject to federal income taxes on our taxable income.

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

For 2007, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. Unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant (see Item 1A, "Risk Factors - Stockholders are not assured of receiving cash distributions from us"). On January 4, 2007, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 29, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units. Aggregate dividends and distributions amounted to approximately $16.7 million.

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

We anticipate that cash available for distribution will exceed earnings and profits for federal income tax purposes, as the latter figure takes into account non-cash expenses such as depreciation and amortization that we will incur. Distributions other than capital gain distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder's basis in the common stock to the extent of such basis, and thereafter as taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of December 31, 2006 that will impact our liquidity and cash flow in future periods:

                                    ------------ ------------ ------------- ------------ ------------ ------------- ------------
                                        2007         2008         2009          2010         2011      Thereafter       Total
                                    --------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
     Long-Term Debt Obligations (1)   $11,011    $121,589         $9,561     $10,105       $10,681      $194,808     $357,755
     Operating Lease Obligations(2)        95          24              -           -             -             -          119
                                    ------------ ------------ ------------- ------------ ------------ ------------- ------------
     Total                            $11,106    $121,613         $9,561     $10,105       $10,681      $194,808     $357,874
                                    ============ ============ ============= ============ ============ ============= ============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

At December 31, 2006, we had total indebtedness of approximately $357.8 million, all of which is fixed rate mortgage debt. A table listing our indebtedness as of December 31, 2006 is set forth in Item 8, "Financial Statements and Supplementary Data - Note 8."

At December 31, 2006, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $13.10 per share on December 29, 2006) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 20.7%. On December 29, 2006, the last trading day for the year, total market capitalization was approximately $1.73 billion. By comparison, on December 31, 2005 total debt as a percentage of market capitalization was 26.5% and total market capitalization was approximately $1.39 billion.

At December 31, 2006, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $1.8 million. The due date of the demand notes has been extended to September 30, 2008. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

The Company's cash flow activities are summarized as follows:

                                                                     Year Ended December 31,
                                                     -----------------------------------------------------------
                                                            2006                 2005                 2004
                                                     -----------------    -----------------    -----------------
                                                                       (dollars in thousands)
   Cash flow provided by operating activities            $27,012              $21,898              $38,970
   Cash flow used in investing activities                ($5,369)             ($2,875)             ($1,519)
   Cash flow (used in)/provided by financing activities ($19,299)             $10,899             ($40,061)

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2006 TO THE YEAR ENDED  DECEMBER 31,
2005
Cash and cash equivalents were approximately $33.8 million at December 31, 2006, an increase of $2.4 million from $31.4 million at December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2006 was approximately $27.0 million, compared to approximately $21.9 million for the prior year. The increase in cash provided by operating activities resulted primarily from higher lease termination fee income, higher interest income, higher distributions from our unconsolidated joint venture, higher deferred rental income and lower leasing commission payments (included in Other assets) in 2006.

Our cash used in investing is primarily for property acquisitions, property sales and improvements to our properties. Net cash used in investing activities was approximately ($5.4) million for the year ended December 31, 2006 compared to approximately ($2.9) million for the prior year. In 2006, we acquired three R&D properties for approximately $16.0 million, incurred capital expenditures relating to real estate improvements of approximately $4.3 million and excess restricted cash of approximately $1.8 million was transferred to our general cash account. Restricted cash in the amount of approximately $13.5 million was used to complete the acquisition of two R&D properties in a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way, San Jose, California. We sold three vacant R&D properties for approximately $43.3 million as described above, the proceeds of which are reflected on our consolidated balance sheet as restricted cash at December 31, 2006. In 2005, we sold three vacant R&D properties for approximately $27.5 million. We acquired one vacant R&D property for approximately $14.2 million and incurred capital expenditures relating to real estate improvements of approximately $1.1 million. Proceeds of approximately $15.1 million from one of the three vacant R&D property dispositions were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2005.

Net cash (used in)/provided by financing activities was approximately ($19.3) million for the year ended December 31, 2006, compared to approximately $10.9 million for the year ended December 31, 2005. During 2006 and 2005, we paid debt principal and made distributions to holders of our common stock and O.P. Units utilizing cash generated from operating activities and other borrowed funds. During 2006, financing activities included the net effect of paying approximately $9.8 million for outstanding debt, receipt of approximately $1.6 million from the refund of an appeal bond, receipt of approximately $1.0 million from stock option exercises and paying approximately $12.1 million to common stockholders for dividends. During 2005, financing activities included the net effect of borrowing approximately $150.8 million under two new collateralized mortgage loans and repaying approximately $120.3 million of outstanding debt. We also received approximately $0.5 million from stock option exercises, paid approximately $11.7 million to common stockholders for dividends and paid approximately $8.4 million to O.P. Unit holders in excess of their share of earnings for distributions.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2005 TO THE YEAR ENDED  DECEMBER 31,
2004
Cash and cash equivalents were approximately $31.4 million at December 31, 2005, an increase of $29.9 million from $1.5 million at December 31, 2004.

Net cash provided by operating activities for the year ended December 31, 2005 was approximately $21.9 million, compared to approximately $39.0 million for the prior year. The decrease in cash provided by operating activities resulted primarily from lower rental revenue with respect to the modification and extension of our lease with Microsoft, payments of leasing commissions (included in Other assets) that amounted to approximately $5.3 million, increased interest expense, lower market rental rates for renewed leases and the loss of several tenants due to their lease default, cessation of operations, or relocations resulting in increased vacancy rates for un-leased properties from 29% to 31% that offset cash savings.

Our cash used in investing is primarily for property acquisitions, property sales and improvements to our properties. Net cash used in investing activities was approximately ($2.9) million for the year ended December 31, 2005, compared to approximately ($1.5) million for the prior year. Cash used in investing activities during 2005 was primarily for the acquisition of one vacant R&D property for $14.2 million and capital expenditures relating to real estate improvements of $1.1 million. We received $27.5 million from the sale of three vacant R&D properties. Cash used in investing activities during 2004 related to capital expenditures relating to real estate improvements of $1.5 million.

Net cash provided by/(used in) financing activities was approximately $10.9 million for the year ended December 31, 2005, compared to ($40.1) million for the year ended December 31, 2004. During 2005, financing activities included the net effect of borrowing approximately $150.8 million under two new collateralized mortgage loans and paying approximately $120.3 million for outstanding debt. We received approximately $0.5 million from stock option exercises. In 2005 we also used funds for approximately $11.7 million in dividends to stockholders and approximately $8.4 million in distributions to O.P. Unit holders. During 2004, financing activities included the net effect of payment of approximately $7.4 million for outstanding debt, receipt of approximately $3.6 million from our lines of credit, payment of approximately $1.6 million for an appeal bond, receipt of approximately $0.2 million from stock option exercises, payment of approximately $17.3 million to common stockholders for dividends and payment of approximately $17.6 million to O.P. Unit holders in excess of their share of earnings for distributions.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 2002 through December 31, 2006, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $3.7 million annually. We will have approximately 742,000 rentable square feet under expiring leases in 2007. We expect that the average annual cost of recurring tenant/building improvements and leasing commissions related to these properties will be approximately $4.0 million during 2007. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company, but cannot be assured that we will be able to meet our requirements on favorable terms (see "Policies with Respect to Certain Activities - Financing Policies" below).

DISTRIBUTION POLICY

Distributions are determined by our Board of Directors and depend on actual cash available for distributions, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Item 1A, "Risk Factors - Stockholders are not assured of receiving cash distributions from us."

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

DISPOSITION POLICIES

From time to time we may dispose of properties in our portfolio, subject to the required approvals as set forth below. During the past two years we have sold vacant R&D properties that we did not believe were likely to earn the type of return on assets that we seek. We will continue to dispose of under-performing properties when we consider it appropriate.

A significant factor influencing our disposition policy is that the tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until December 29, 2008, or until the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, less than 15% of the outstanding shares of common stock on a Fully Diluted basis, if earlier, Carl E. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties, which right will lapse before the end of the ten-year period if his beneficial ownership interest falls below 750,000 O.P. Units. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-deferred," like-kind exchanges under Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals. For example, in 2006 we completed the sale of three vacant R&D properties at Samaritan Drive in San Jose, California consisting of approximately 235,000 rentable square feet. A total net gain of approximately $18.1 million was recognized on the total sales price of $43.3 million (see Item 8, "Financial Statements and Supplementary Data
- Note 6" for further discussion of this transaction). In March 2007, we acquired 50 acres of vacant land in Morgan Hill, California, which could support approximately 725,000 rentable square feet of spaces. The acquisition price for this property was approximately $25.6 million and was funded from a portion of the proceeds received from the Samaritan property sale, which was classified as restricted cash as of December 31, 2006.

In addition, the approval of a majority of our directors, including Carl E. Berg or his designee, will be required to sell all or substantially all of our assets. The consent of the holders of a majority of the O.P. Units will be required to effect a sale or sales of all, or substantially all, of the assets of any of the operating partnerships.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

We do not believe that recently issued accounting standards will materially impact our results of operations, cash flows or financial position.

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

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. The adoption of FIN 48 on January 1, 2007 is not expected to have a significant impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 and currently cannot estimate the impact to our consolidated results of operations or financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and our future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt. As of December 31, 2006, we had no interest rate risk since none of our outstanding debt is subject to variable interest rates.

We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2006. The current terms of our outstanding debt are described in
Item 8, "Financial Statements and Supplementary Data - Note 8." Average interest rates are based on implied LIBOR for the respective time period. For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2006 was approximately $467.7 million.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2006 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                           2007       2008     2009      2010      2011   Thereafter       Total    Fair Value
                                           ----       ----     ----      ----      ----   ----------       -----    ----------
                                                                            (dollars in thousands)
        FIXED RATE DEBT:
        Secured notes payable           $11,011   $121,589   $9,561   $10,105   $10,681     $194,808    $357,755      $467,692
        Weighted average interest rate    5.84%      5.84%    5.84%     5.84%     5.84%        5.84%

All of the debt is denominated in United States dollars. The weighted average interest rate for fixed rate debt was approximately 5.84% for the years ended December 31, 2006 and 2005. The decrease in interest expense attributable to the average interest rate difference between 2005 and 2006 was approximately ($0.8) million, which was a result of normal scheduled debt payments in 2006 and the termination of the Berg Group line of credit in late 2005.

The primary market risk we face is the risk of interest rate fluctuations. The Santa Clara Valley National Bank line of credit, which had a balance of zero at December 31, 2006, is tied to a LIBOR based interest rate. With a floating interest rate we could pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2006, we had no interest rate caps or interest rate swap contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Registered Public Accounting Firm  on Consolidated Financial Statements                       43
Report of Independent Registered Public Accounting Firm  on Consolidated Financial Statements                       44
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting                45
Consolidated Balance Sheets as of December 31, 2006 and 2005                                                        46
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004                          47
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004                48
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004                          49
Notes to Consolidated Financial Statements                                                                          50
Supplemental Financial Information                                                                                  72
Report of Independent Registered Public Accounting Firm  on Financial Statement Schedule                            73
Report of Independent Registered Public Accounting Firm  on Financial Statement Schedule                            74
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2006                                      76
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2005                                      78

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                       CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission West Properties, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

We also have audited the adjustments to the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations for the two years then ended for the retrospective reporting of discontinued operations, as described in Note 17. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2004 and 2005 financial statements of the Company referred to above other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance of the 2004 and 2005 financial statements taken as a whole.



\S\ Burr, Pilger & Mayer, LLP
San Francisco, California
March 12, 2007

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                       CONSOLIDATED FINANCIAL STATEMENTS


Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited, before the effects of the reclassifications to discontinued operations described in Note 17, the consolidated balance sheet of Mission West Properties, Inc. (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005 (the 2005 and 2004 financial statements before the effects of the reclassifications to discontinued operations discussed in Note 17 are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the reclassifications to discontinued operations described in
Note 17, present fairly, in all material respects, the financial position of Mission West Properties, Inc. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the reclassifications to discontinued operations described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such reclassifications are appropriate and have been properly applied. Those reclassifications were audited by Burr, Pilger & Mayer, LLP.



\S\ BDO Seidman, LLP
San Francisco, California
February 3, 2006

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
                            OVER FINANCIAL REPORTING


Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Mission West Properties, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mission West Properties, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and the related financial statement schedule, as of and for the year ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.


\S\ Burr, Pilger & Mayer, LLP
San Francisco, California
March 12, 2007

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                     ASSETS
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2006                    2005
                                                                             ----------------------  ---------------------
Real estate:
  Land                                                                              $272,223               $273,933
  Buildings and improvements                                                         756,596                766,457
  Real estate related intangible assets                                               19,529                 17,410
                                                                             ----------------------  ---------------------
                                                                                   1,048,348              1,057,800
  Less accumulated depreciation and amortization                                    (149,459)              (130,419)
                                                                             ----------------------  ---------------------
      Total investments in real estate, net                                          898,889                927,381

Cash and cash equivalents                                                             33,785                 31,441
Restricted cash                                                                       48,245                 16,712
Deferred rent receivable, net                                                         18,489                 19,218
Investment in unconsolidated joint venture                                             3,468                  3,263
Other assets, net                                                                     24,611                 25,362
                                                                             ----------------------  ---------------------
      Total assets                                                                $1,027,487             $1,023,377
                                                                             ======================  =====================
Liabilities:
  Mortgage notes payable                                                            $348,101               $357,481
  Mortgage note payable (related parties)                                              9,654                 10,051
  Interest payable                                                                     1,375                    321
  Security deposits                                                                    6,977                  8,047
  Deferred rental income                                                               6,874                  6,103
  Dividends and distributions payable                                                 16,745                 16,725
  Accounts payable and accrued expenses                                                7,601                  8,952
                                                                             ----------------------  ---------------------
      Total liabilities                                                              397,327                407,680
                                                                             ----------------------  ---------------------

Commitments and contingencies (Note 16)

Minority interests                                                                   501,282                500,682
                                                                             ----------------------  ---------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                          -                      -
  Common stock, $.001 par value, 200,000,000 shares authorized, 19,443,587
      and 18,448,791 shares issued and outstanding at December 31, 2006 and 2005          19                     18
  Paid-in capital                                                                    149,541                138,038
  Accumulated deficit                                                                (20,682)               (23,041)
                                                                             ----------------------  ---------------------
      Total stockholders' equity                                                     128,878                115,015
                                                                             ----------------------  ---------------------
      Total liabilities and stockholders' equity                                  $1,027,487             $1,023,377
                                                                             ======================  =====================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                                            Year Ended December 31,
                                                                    ---------------------------------------------------------------
                                                                            2006                 2005                  2004
                                                                    -------------------  --------------------  --------------------

Revenues:
  Rental revenue from real estate                                          $90,110              $97,735               $115,815
  Tenant reimbursements                                                     13,116               14,115                 14,192
  Other income, including lease terminations, settlements and interest      20,602                4,591                  6,862
                                                                    -------------------  --------------------  --------------------
                                                                           123,828              116,441                136,869

Expenses:
  Property operating, maintenance and real estate taxes                     18,654               18,759                 19,111
  Interest                                                                  20,709               21,295                 17,581
  Interest (related parties)                                                   755                  972                  1,077
  General and administrative                                                 2,248                1,910                  2,011
  Depreciation and amortization of real estate                              21,803               20,553                 20,827
                                                                    -------------------  --------------------  --------------------
                                                                            64,169               63,489                 60,607
                                                                    -------------------  --------------------  --------------------
Income before equity in earnings of unconsolidated joint venture
     and minority interests                                                 59,659               52,952                 76,262
Equity in earnings of unconsolidated joint venture                           1,985                  724                  2,947
Minority interests                                                         (50,150)             (44,353)               (65,810)
                                                                    -------------------  --------------------  --------------------
     Income from continuing operations                                      11,494                9,323                 13,399

Discontinued operations, net of minority interests:
  Gain from disposal of properties classified as discontinued operations     2,935                  445                      -
  Income/(loss) attributable to discontinued operations                        201                  259                    (87)
                                                                    -------------------  --------------------  --------------------
     Income/(loss) from discontinued operations                              3,136                  704                    (87)
                                                                    -------------------  --------------------  --------------------

Net income to common stockholders                                          $14,630              $10,027                $13,312
                                                                    ===================  ====================  ====================
Net income to minority interests                                           $66,358              $47,524                $66,100
                                                                    ===================  ====================  ====================

Income per share from continuing operations:
  Basic                                                                     $0.60                $0.51                  $0.74
                                                                    ===================  ====================  ====================
  Diluted                                                                   $0.60                $0.51                  $0.74
                                                                    ===================  ====================  ====================
Income/(loss) per share from discontinued operations:
  Basic                                                                     $0.17                $0.04                      -
                                                                    ===================  ====================  ====================
  Diluted                                                                   $0.16                $0.04                      -
                                                                    ===================  ====================  ====================
Net income per share to common stockholders:
  Basic                                                                     $0.77                $0.55                  $0.74
                                                                    ===================  ====================  ====================
  Diluted                                                                   $0.76                $0.55                  $0.74
                                                                    ===================  ====================  ====================

Weighted average shares of common stock (basic)                         19,066,581           18,286,947            18,034,873
                                                                    ===================  ====================  ====================
Weighted average shares of common stock (diluted)                       19,298,664           18,325,659            18,076,498
                                                                    ===================  ====================  ====================
Weighted average O.P. Units                                             85,510,491           86,220,117            86,444,773
                                                                    ===================  ====================  ====================
Outstanding common stock                                                19,443,587           18,448,791            18,097,191
                                                                    ===================  ====================  ====================
Outstanding O.P. Units                                                  85,206,199           86,088,095            86,384,695
                                                                    ===================  ====================  ====================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                               Shares of Common    Common      Paid-in-     Accumulated       Total Stockholders'
                                               Stock Outstanding    Stock      Capital        Deficit              Equity
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2003                          17,894,691        $18      $132,136       ($18,764)           $113,390

   Net income                                                                                   13,312              13,312
   Dividends declared at $0.88 per share                                                       (15,893)            (15,893)
   Issuance of common stock upon O.P. Unit conversion  182,500                    2,238                              2,238
   Issuance of common stock upon option exercise        20,000                      165                                165
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2004                          18,097,191         18       134,539        (21,345)            113,212

   Net income                                                                                   10,027              10,027
   Dividends declared at $0.64 per share                                                       (11,723)            (11,723)
   Issuance of common stock upon O.P. Unit conversion  296,600                    3,019                              3,019
   Issuance of common stock upon option exercise        55,000                      480                                480
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2005                          18,448,791         18       138,038        (23,041)            115,015

   Net income                                                                                   14,630              14,630
   Dividends declared at $0.64 per share                                                       (12,271)            (12,271)
   Issuance of common stock upon O.P. Unit conversion  881,896          1        10,279                             10,280
   Stock option compensation                                                        210                                210
   Issuance of common stock upon option exercise       112,900                    1,014                              1,014
                                               ------------------  --------  ------------  ---------------   -------------------
Balance, December 31, 2006                          19,443,587        $19      $149,541       ($20,682)           $128,878
                                               ==================  ========  ============  ===============   ===================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       Year Ended December 31,
                                                                       ---------------------------------------------------------
                                                                             2006                2005                2004
                                                                       -----------------   -----------------  ------------------
Cash flows from operating activities:
Net income from continuing operations                                       $11,494              $9,323             $13,399
Net income/(loss) from discontinued operations                                3,136                 704                 (87)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Minority interests income from continuing operations                    50,150              44,353              65,810
     Minority interests income from discontinued operations                  16,208               3,171                 290
     Minority interests distributions                                       (55,618)            (47,524)            (66,100)
     Depreciation and amortization of real estate and in-place leases        21,803              20,554              20,826
     Depreciation and amortization from discontinued operations                 471               1,045               1,050
     Amortization of above market lease                                       1,888               1,888               1,888
     Gain from disposal of properties classified as discontinued operations (18,102)             (2,206)                  -
     Equity in earnings of unconsolidated joint venture                      (1,985)               (724)             (2,947)
     Distributions from unconsolidated joint venture                          1,780               1,020               1,673
     Interest earned on restricted cash                                        (821)               (100)                  -
     Lease termination fee income related to restricted cash                 (4,549)                  -                   -
     Stock-based compensation expense                                           236                   -                   -
     Asset impairment charge attributable to discontinued operation               -                   -               2,193
     Other                                                                       37                   -                   -
Change in operating assets and liabilities, net of liabilities assumed:
     Deferred rent receivable                                                   729                (707)                459
     Other assets                                                               751              (5,709)              2,195
     Interest payable                                                         1,054                  (6)                 (5)
     Security deposits                                                       (1,070)               (497)             (1,690)
     Deferred rental income                                                     771              (4,935)             (1,685)
     Accounts payable and accrued expenses                                   (1,351)              2,248               1,701
                                                                       -----------------   -----------------  ------------------
     Net cash provided by operating activities                               27,012              21,898              38,970
                                                                       -----------------   -----------------  ------------------

Cash flows from investing activities:
Improvements to real estate                                                  (4,277)             (1,138)             (1,519)
Proceeds from sales of real estate                                           42,628              27,508                   -
Purchase of real estate                                                     (15,959)            (14,184)                  -
Restricted cash held in escrow                                              (43,043)            (15,061)                  -
Restricted cash released for purchase of real estate                         13,447                   -                   -
Excess restricted cash                                                        1,835                   -                   -
                                                                       -----------------   -----------------  ------------------
     Net cash used in investing activities                                   (5,369)             (2,875)             (1,519)
                                                                       -----------------   -----------------  ------------------

Cash flows from financing activities:
Proceeds from mortgage loan payable                                               -             150,800                   -
Principal payments on mortgage notes payable                                 (9,380)             (7,431)             (7,036)
Principal payments on mortgage notes payable (related parties)                 (397)               (369)               (342)
Net (payments)/proceeds under line of credit (related parties)                    -              (9,560)              3,338
Payment on loan payable                                                           -             (78,710)                  -
Net (payments)/proceeds from revolving line of credit                             -             (24,208)                243
Restricted cash for appeal bond                                                   -                   -              (1,551)
Refund of appeal bond                                                         1,599                   -                   -
Net proceeds from exercise of stock options                                     989                 480                 165
Minority interests distributions in excess of earnings                            -              (8,435)            (17,586)
Dividends                                                                   (12,110)            (11,668)            (17,292)
                                                                       -----------------   -----------------  ------------------
     Net cash (used in)/provided by financing activities                    (19,299)             10,899             (40,061)
                                                                       -----------------   -----------------  ------------------

     Net increase/(decrease) in cash and cash equivalents                     2,344              29,922              (2,610)
Cash and cash equivalents, beginning of year                                 31,441               1,519               4,129
                                                                       -----------------   -----------------  ------------------
Cash and cash equivalents, end of year                                      $33,785             $31,441              $1,519
                                                                       =================   =================  ==================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


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

As of December 31, 2006, the Company owns a controlling general partnership interest of 19.71%, 21.78%, 16.26% and 12.48% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for an 18.23% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

The Company, through the operating partnerships, owns interests in 107 R&D properties at December 31, 2006, all of which are located in Silicon Valley.

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

The Company consolidates all variable interest entities in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities."

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

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

DEPRECIATION AND AMORTIZATION
Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

Building shell and base building improvements of newly acquired             - Weighted average composite life of 40 years properties
Base building improvements made subsequent to initial property acquisition  - 25 years
Tenant improvements and furniture and fixtures                              - Lesser of life of asset, generally 5-10 years, or term
                                                                              of lease
Above-market and in-place lease value                                       - Term of lease

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The analysis that the Company prepares in connection with determining if there may be any asset impairment loss under SFAS 144 considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. In connection with the January 2005 sale of an asset, an impairment loss of approximately ($2,193) was recorded for the year ended December 31, 2004 and is classified in discontinued operations, net of minority interests. No impairment losses were recorded for the years ended December 31, 2006 and 2005.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company has adopted SFAS 144, which addresses the financial accounting for the disposal of long lived assets. SFAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both the following criteria are met: (a) the operation and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. SFAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

CASH AND CASH EQUIVALENTS
The Company considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in one or more financial institutions, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

RESTRICTED CASH
Restricted cash totaled $48,245 as of December 31, 2006. Of this amount, $43,406 represents proceeds received from the Samaritan property sale and earned interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges. The remaining $4,839 represents a balance the Company consolidated due to its adoption of FIN 46R, "Consolidation of Variable Interest Entities." The Company does not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

OTHER ASSETS
Included in other assets are costs associated with obtaining debt financing and commissions associated with new leases. Such debt financing costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method and such lease commissions are amortized straight-line over the term of the related lease. If the lease is terminated prior to the end of the lease term, the Company charges any unamortized capitalized lease commission cost to expense in the period that the lease is terminated. Also included in other assets are commitments from the Berg Group of approximately $7,494 to construct a building at 245 Caspian Drive in Sunnyvale, California and $2,529 in tenant improvements at 5345 Hellyer Avenue in San Jose, California (see Note 13 below).

MINORITY INTERESTS
Minority interests represent the limited partnership interests in the operating partnerships. Minority interest in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage.

REVENUE RECOGNITION
Rental income is derived from operating leases and recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as "Deferred rent receivable" on the consolidated balance sheets. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs including property operating expenses, maintenance and real estate taxes. These additional rents from tenant reimbursements are reflected on the accrual basis.

Rental revenue is affected if existing tenants terminate or amend their leases. The Company tries to identify tenants who may be likely to declare bankruptcy, cease operations or otherwise terminate leases prior to the end of the lease term, such as tenants who do not occupy all or a large portion of the property being leased. By anticipating these events in advance, the Company expects to take steps to minimize their impact on its reported results of operations through lease renegotiations and other appropriate measures. Reserves against "Deferred rent receivable" are estimated by management based on known financial conditions of tenants and management's estimate of net realizability of such receivables based on existing or expected negotiations with tenants. The Company's judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. To date, actual reductions in revenue as a result of early terminations and the tenants' inability to pay have been within management's estimates. However, material differences may result in the amount and timing of the Company's rental revenue for any period if it made different judgments or estimations.

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

The Company recognizes income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition":

-    the agreement has been fully executed and delivered;
-    services have been rendered;
-    the amount is fixed and determinable; and
-    the collectability is reasonably assured.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

INCOME TAXES
The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2006, 2005 and 2004, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the years ended December 31, 2006 and 2005, the Company's total dividends paid or payable to the stockholders represent 100% of ordinary income and 89% of ordinary income and 11% return of capital, respectively, for income tax purposes (unaudited). For the year ended December 31, 2004, the Company's total dividends paid or payable to the stockholders represented 98% of ordinary income and 2% return of capital for income tax purposes (unaudited).

NET INCOME PER SHARE
The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average of common and common equivalent shares outstanding during the year.

ACCOUNTING FOR STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for employee, director and consultant stock options. SFAS 123R requires that the cost of stock options, as well as other equity-based compensation arrangements, be reflected in the consolidated financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123 and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. As of December 31, 2006, the Company had one stock-based compensation plan. The Company has adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, cash flows or financial position.

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying consolidated statements of operations. Under SFAS 123R, the Company recorded $236 of expense for share-based compensation relating to grants of stock options for the year December 31, 2006.

As of December 31, 2006, there was $92 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of one year.

For 2005 and all prior years, the Company had elected to follow APB 25 and related interpretations in accounting for its employee and non-employee director stock options. SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value prior to year 2006. Under APB 25, no compensation expense related to stock options had been recognized because the exercise price of the granted options equaled the market price of the underlying stock on the date of grant. Although the Company had elected to follow APB 25 for previously granted options prior to January 1, 2006, pro forma information regarding net income and net income per share is required by SFAS 123R for all periods presented prior to 2006. This information has been determined as if the Company had accounted for stock options under the fair value method under SFAS 123.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

The following table illustrates the unaudited pro forma effect on consolidated net income available to common stockholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the last two years.

                                                                          Year Ended December 31,
                                                                 -------------------------------------------
                                                                        2005                    2004
                                                                 --------------------   --------------------
                                                                (dollars in thousands, except per share data)
         Historical net income to common stockholders                 $10,027                $13,312
         Add back compensation expense for stock options included
            in historical net income to common stockholders                 -                      -
         Deduct compensation expense for stock options
            determined under fair value based method                     (161)                  (176)
         Allocation of expense to minority interests                      134                    145
                                                                 --------------------   --------------------
         Pro forma net income to common stockholders                  $10,000                $13,281
                                                                 --------------------   --------------------
         Earnings per share - basic:
            Historical net income to common stockholders                $0.55                  $0.74
            Pro forma net income to common stockholders                 $0.55                  $0.74
         Earnings per share - diluted:
            Historical net income to common stockholders                $0.55                  $0.74
            Pro forma net income to common stockholders                 $0.55                  $0.73

In 2005, stock options to purchase 710,000 shares of common stock were granted to four employees and three non-employee directors. The options vest monthly for 33 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $10.00 per share. The estimated fair value of the options granted in 2005 was $1.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.4%, volatility of 21.97%, risk free rates of 4.2% and an expected life of six years. All options were granted at the fair market value at the date of grant. There were no stock options granted in years 2006 and 2004.

In April 2005, the Company's Compensation Committee of the Board of Directors, in accordance with the provisions of the 2004 Equity Incentive Plan, unanimously approved the following awards of dividend equivalent rights ("DERs"), each such DER representing the current right to receive the dividend paid on one share of the Company's common stock, when paid by the Company:

-    The  three  non-employee   outside  directors  each  received  45,000  DERs
     effective as of the second quarter of 2005, which will remain in effect as long as the individual continues to serve on the Board of Directors; and

- Key employees of the Company received a total of 155,000 DERs effective as of the second quarter of 2005, which will remain in effect for each key employee as long as he continues to be employed by the Company.

In April 2005, a total of 290,000 DERs were awarded by the Company's Board of Directors. The Company recorded DER compensation expense of approximately $186 and $139 in 2006 and 2005, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2006 was approximately $467,692 as compared to its carrying value of $357,755.

RECLASSIFICATIONS
Certain amounts from prior year's consolidated financial statements have been reclassified to conform to the presentation of the current year's consolidated financial statements.

CONCENTRATION OF CREDIT RISK
The Company's properties are not geographically diverse, and its tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 79 tenants at December 31, 2006, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 12.5%, 10.0% and 18.1%

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

of the Company's cash rental income for the years ended December 31, 2006, 2005 and 2004, respectively, of total cash rental income. Cash rental income from Microsoft Corporation was $11,728, $10,089 and $21,997 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rents from this tenant are $101,331. One other tenant accounted for approximately 10.0%, 12.4% and 10.8% of the Company's cash rental income for the years ended December 31, 2006, 2005 and 2004, respectively, of total cash rental income. During 2006, six of the Company's tenants relocated or ceased operations.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"), to replace APB Opinion 20, "Reporting Accounting Changes in Interim Financial Statements" ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a significant effect on the Company's consolidated results of operations or financial condition.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for the Company's fiscal year beginning January 1, 2007. The adoption of FIN 48 on January 1, 2007 is not expected to have a significant impact on the Company's consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company's fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 and currently cannot estimate the impact to the Company's consolidated results of operations or financial position.

3.   DEFERRED RENT ALLOWANCE

The following table represents activity in the deferred rent allowance for the years ended December 31, 2006, 2005 and 2004.

                                                               Provision
                                                 Beginning      Against                    Ending
                                                  Balance       Revenues    Charge-off     Balance
                                               -------------- ------------ ------------ -------------
                                                               (dollars in thousands)
         Year ended December 31, 2004              $2,000        $1,313       $1,313        $2,000
         Year ended December 31, 2005              $2,000          $785         $785        $2,000
         Year ended December 31, 2006              $2,000        $1,216       $1,216        $2,000

4.   STOCK TRANSACTIONS

As of December 31, 2006 and 2005, $1,833 and $1,706 remained outstanding under notes issued in connection with the Company's purchase of its general partnership interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing the Company's net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2008. At present, the Company's only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders or by raising additional equity capital.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

the Company or the operating partnerships is entitled in its discretion to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million.

During the year ended December 31, 2006, stock options to purchase 80,000 shares of the Company's common stock were exercised at $8.25 per share and stock options to purchase 32,900 shares of the Company's common stock were exercised at $10.00 per share. Total proceeds to the Company were approximately $989.

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

In 2006, 2005 and 2004,  881,896,  296,600 and 182,500 O.P. Units were exchanged for 881,896, 296,600 and 182,500 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

5.   MINORITY INTERESTS

Minority interests represent the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 81.77% and 82.50%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2006 and 2005, respectively. Minority interests in earnings have been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interests ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company's consolidated financial statements. The minority interests in the joint ventures are reflected as a component of minority interests of the operating partnerships. For the years ended December 31, 2006, 2005 and 2004, income associated with the minority interests held by the third parties of the three consolidated joint ventures was $499, $479 and $486, respectively.

6.   REAL ESTATE

PROPERTY ACQUISITIONS
In March 2006, the Company acquired two fully leased office/R&D properties with approximately 95,700 rentable square feet located at 233 South Hillview Drive in Milpitas, California from Sipex Corporation in a tax-deferred exchange under section 1031 of the Internal Revenue Code of 1986. The total acquisition price for this property was approximately $13,411 and was funded from the proceeds received from the 800 Embedded Way property sale, which were held by a third party and classified as restricted cash as of December 31, 2005.

The purchase price of the 233 South Hillview Drive acquisition was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded $1,374 of the purchase price as real estate related intangible assets in the accompanying consolidated balance sheet for the value of an in-place lease. The intangible assets are amortized over the applicable remaining lease terms.

In April 2006, the Company acquired a fully leased office/R&D property with approximately 42,100 rentable square feet located at 1875 Charleston Road in Mountain View, California by purchasing Mission West Charleston, LLC, an entity controlled by Carl E. Berg. The total acquisition price for this entity was $2,615, which is subject to a ground lease with an unrelated party for the underlying property that runs through June 2057. The acquisition was paid in cash.

The purchase price of the 1875 Charleston Road acquisition was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded $745 of the purchase price as real estate related intangible assets in the accompanying consolidated balance sheet for the value of an in-place lease. The intangible assets are amortized over the applicable remaining lease term.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

The purchase price allocation for these property acquisitions was determined in accordance with the following principles under SFAS 141:

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

In 2005, the Company acquired a 203,800 rentable square feet vacant R&D property located at 5521 Hellyer Avenue in San Jose, California. The purchase price for the property was approximately $14,026. The COmpany allocated the purchase price to land, building, and building improvments based upon the estimated relative fair values of such assets. Since the property was acquired vacant, there was no purchase price allocation to lease intangible assets.

PROPERTY DISPOSITIONS
In the fourth quarter, the Company disposed of three vacant R&D properties at 2033-2243 Samaritan Drive in San Jose, California consisting of approximately 235,000 rentable square feet. A total net gain of approximately $18,102 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of $43,271. These properties were subject to a contract of sale from an unrelated party for the purchase of a total of three R&D properties located at Samaritan Drive that the Company signed on July 17, 2006. On March 8, 2007, the Company acquired 50 acres of vacant land in Morgan Hill, California, which could support approximately 725,000 rentable square feet of space. The land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use. The acquisition price for this property was approximately $25,638 and was funded from a portion of the proceeds received from the Samaritan property sale, which was classified as restricted cash as of December 31, 2006. The remaining balance in restricted cash will be used for future tax-deferred property exchanges.

In 2005, the Company completed the sale of three R&D properties consisting of 342,350 rentable square feet, which included the R&D properties at 3120 Scott Boulevard, Santa Clara, California, 405 Tasman Drive, Sunnyvale, California and 800 Embedded Way, San Jose, California. A loss of approximately ($2,193) was realized on the sales price of $8,500 for the 3120 Scott Boulevard property and was provided for in the fourth quarter 2004 as an asset impariment charge under discontinued operations, net of minority interests. A total gain of approximately $2,206 was recognized in 2005 and classified as discontinued operations, net of minority interests, on the total sales price of $19,355 for the 405 Tasman and 800 Embedded Way properties. The gain from the 405 Tasman Drive sale was from recognized based on the installment method of profit recognition since the buyer did not make a sufficient initial down payment. Proceeds of approximately $15,061 from the 800 Embedded Way sale were classified as restricted cash to be used in tax-deffered property exchanges as of December 31, 2005. These proceeds were used in 2006 to fund the acquisition of 233 South Hillview Drive in Milpitas, California.

BERG LAND HOLDINGS OPTION AGREEMENT
Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde
J. Berg. At present, there are approximately 84 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed 21 acquisitions under the Berg Land Holdings Option Agreement representing approximately 2,034,000 rentable square feet. The acquired properties cost approximately $207,803, for which the Company issued 7,933,849 O.P Units and assumed debt of approximately $118,042. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus (c) interest at LIBOR (London Interbank Offered Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus (d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus
(e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 or the seller's acquisition date to the close of escrow; minus (f) the aggregate principal

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

amount of all debt encumbering the acquired property, or a lesser amount as approved by the members of the Independent Directors committee of the Company's Board of Directors. Generally, the Company will not acquire any projects until they are fully completed and leased.

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

7.   VARIABLE INTEREST ENTITY

In December 2003, the FASB issued FIN 46R. Under FIN 46R, a variable interest entity ("VIE") must be consolidated by a company if that company is subject to a majority of the entity's expected losses or entitled to receive a majority of the entity's expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

Under FIN 46R, for an entitiy to qualify as a VIE one or more of the following three characteristics must exist:

1 The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support by any parties, including the equity holders.
2.   The  equity  investors  lack  one  or  more  of  the  following   essential
     characteristics of a controlling financial interest:

     a. The direct or indirect ability to make decisions about the entity's activities through voting or similar rights.
     b.   The obligation to absorb the expected loss of the entity.
     c.   The right to receive the expected residual returns of the entity.

3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

In March 2006, one of the Company's tenants, JDS Uniphase ("JDS"), entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 252,000 rentable square feet located in San Jose, California. M&M assumed all of JDS's remaining obligations under these leases, acquired certain personal property of JDS located on the premises and received a payment of approximately $11,147. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with JDS, pursuant to which all of the JDS's obligations under these leases have been effectively transferred to M&M. M&M must continue to perform all of the obligations under the assumed JDS leases and has the right to sublease any or all of the 252,000 rentable square feet vacated by JDS for the remainder of the current lease terms, which expire in 2006 and 2007. Under the terms of the agreement, the Company will receive monthly rent payments of approximately $733 from April 2006 through December 2006, $545 from January 2007 through August 2007 and $330 from September 2007 through November 2007. Based upon the provisions of FIN 46R, the Company determined that M&M is a VIE. The Company further determined that the Company is the primary beneficiary of this VIE because the assignment of lease noted above is the only property under management by M&M, and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $11,147 in March 2006.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

Factors considered by the Company in determining whether M&M should be considered a VIE for financial reporting purposes included the following:

-    No equity was contributed by the partners in the formation of M&M.
- At present, the assignment of a lease is the only property under management by M&M.
- Because M&M is a newly formed entity it does not have an operating history that demonstrates its ability to finance its activities without additional subordinated financial support.
- All revenues, other than interest income, are generated by M&M from the Company in the form of fees or commissions.

The Company remains at risk because if M&M's operating expenses exceed its interest income, fees and commissions there would be insufficient funds to meet the assigned lease obligation without additional financial support from equity holders or other parties. The Company, which had released the original tenant from its obligations under the lease, would have to absorb the majority of any loss, making it the primary beneficiary of M&M's activities.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

8.   DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2006 and 2005.

                                                                                        Balance at             Maturity     Interest
        Debt Description                     Collateral Properties                      December 31,             Date         Rate
------------------------------------    ---------------------------------      ---------------------------- -------------- ---------
                                                                                    2006          2005
------------------------------------    ---------------------------------      ---------------------------- --------------  --------
                                                                                  (dollars in thousands)
Line of Credit:
Santa Clara Valley Nat'l  Bank (1)      Not Applicable                                  -               -    December 2007    (1)

                                                                               -------------  -------------

Mortgage Notes Payable(related parties):5300-5350 Hellyer Ave., San Jose, CA       $9,654         $10,051      June 2010     7.650%

                                                                               -------------  -------------
Mortgage Notes Payable: (2)
Prudential Insurance Co. of America (3) 10300 Bubb Road, Cupertino, CA            114,994         117,290    October 2008    6.560%
                                        10500 North De Anza Blvd, Cupertino, CA
                                        4050 Starboard Drive, Fremont, CA
                                        45700 Northport Loop, Fremont, CA
                                        45738 Northport Loop, Fremont, CA
                                        450 National Ave, Mountain View, CA
                                        6311 San Ignacio Avenue, San Jose, CA
                                        6321 San Ignacio Avenue, San Jose, CA
                                        6325 San Ignacio Avenue, San Jose, CA
                                        6331 San Ignacio Avenue, San Jose, CA
                                        6341 San Ignacio Avenue, San Jose, CA
                                        6351 San Ignacio Avenue, San Jose, CA
                                        3236 Scott Blvd, Santa Clara, CA
                                        3560 Bassett Street, Santa Clara, CA
                                        3570 Bassett Street, Santa Clara, CA
                                        3580 Bassett Street, Santa Clara, CA
                                        1135 Kern Avenue, Sunnyvale, CA
                                        1212 Bordeaux Lane, Sunnyvale, CA
                                        1230 E. Arques, Sunnyvale, CA
                                        1250 E. Arques, Sunnyvale, CA
                                        1170 Morse Avenue, Sunnyvale, CA
                                        1600 Memorex Drive, Santa Clara, CA
                                        1688 Richard Avenue, Santa Clara, CA
                                        1700 Richard Avenue, Santa Clara, CA
                                        3540 Bassett Street, Santa Clara, CA
                                        3542 Bassett Street, Santa Clara, CA
                                        3544 Bassett Street, Santa Clara, CA
                                        3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Ins. Co. (4)   1750 Automation Parkway, San Jose, CA      88,411          91,417    January 2013    5.640%
                                        1756 Automation Parkway, San Jose, CA
                                        1762 Automation Parkway, San Jose, CA
                                        6320 San Ignacio Avenue, San Jose, CA
                                        6540-6541 Via Del Oro, San Jose, CA
                                        6385-6387 San Ignacio Avenue, San Jose, CA
                                        2251 Lawson Lane, Santa Clara, CA
                                        1325 McCandless Drive, Milpitas, CA
                                        1650-1690 McCandless Drive, Milpitas, CA
                                        20605-20705 Valley Green Dr., Cupertino, CA

Allianz Life Insurance Company (I)(5)   5900 Optical Court, San Jose, CA           24,598          25,269     August 2025    5.560%


Allianz Life Insurance Company (II)(5)  5325-5345 Hellyer Avenue, San Jose, CA    120,098         123,505     August 2025    5.220%
                                        1768 Automation Parkway, San Jose, CA
                                        2880 Scott Boulevard, Santa Clara, CA
                                        2890 Scott Boulevard, Santa Clara, CA
                                        2800 Scott Boulevard, Santa Clara, CA
                                        20400 Mariani Avenue, Cupertino, CA
                                        10450-10460 Bubb Road, Cupertino, CA

                                                                               ------------  ------------
                                                                                 348,101        357,481

                                                                               ------------  ------------
   Total                                                                        $357,755       $367,532
                                                                               ============  ============

(1) Santa Clara Valley National Bank ("SCVNB") was formerly known as Cupertino National Bank. Interest rate for the SCVNB line of credit is LIBOR plus 1.75%. The interest rate for the SCVNB line of credit at December 31, 2006 and 2005 was 7.08% and 6.14%, respectively. On July 22, 2005, the Company entered into a "Change in Terms Agreement" with SCVNB, which reduced the maximum borrowing amount on the Company's revolving line of credit facility with that bank from $40 million to $9 million. In December 2005, the Company entered into another "Change in Terms Agreement" with SCVNB that increased the facility from $9 million to $10 million. The SCVNB line of credit contains certain financial loan and reporting covenants as defined in the loan agreement. As of December 31, 2006, the Company was in compliance with these loan covenants.

(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from $177 to $840 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% at December 31, 2006 and 2005.

(3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. A limited partner, who is not a member of the Berg Group, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900, which were deferred and amortized over the loan period. The Prudential loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2006, the Company was in compliance with these loan covenants.

(4) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2006, the Company was in compliance with these loan covenants.

(5) The Allianz loans are payable in monthly installments of $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2006, the Company was in compliance with these loan covenants.


Scheduled principal payments on debt as of December 31, 2006 are as follows:

                                                  Fixed Rate Debt
                                            (Including Related Parties)
                                         ----------------------------------
         December 31, 2007                            $11,011
         December 31, 2008                            121,589
         December 31, 2009                              9,561
         December 31, 2010                             10,105
         December 31, 2011                             10,681
         Thereafter                                   194,808
                                         ----------------------------------
              Total                                  $357,755
                                         ==================================

INTEREST RATE DERIVATIVE
In 2005, the Company entered into a cash flow interest rate derivative as a means to hedge exposure to an increase in interest rates prior to securing a loan commitment in connection with a refinancing of certain variable rate debt to fixed rate long term mortgage debt. The Company secured a 20 year fixed rate mortgage loan commitment for $125,000 at 5.22% annual interest rate and closed the derivative contracts. Since the interest rate derivative contracts did not qualify as a designated cash flow interest rate hedge in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the Company recorded an $834 charge to interest expense in 2005. There were no interest rate derivatives in 2006.

9.   OPERATING PARTNERSHIP AND STOCKHOLDER DISTRIBUTIONS

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

During 2006, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.64 per common share and O.P. Unit for total dividends/distributions of $66,948, including $16,745 payable in January 2007. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $50,151.

During 2005, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.64 per common share and O.P. Unit for total dividends/distributions of $66,887, including $16,725 payable in January 2006. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $50,209.

During 2004, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.88 per common share and O.P. Unit for total dividends/distributions of $91,944, including $16,718 payable in January 2005. During the fourth quarter of 2004, the Company's Board of Directors reduced the quarterly dividends/distributions from $0.24 per common share and O.P. Unit to $0.16 per common share and O.P. Unit. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $69,075, which was financed by the Company as a draw on the Berg Group line of credit.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

10.  EQUITY-BASED COMPENSATION AND RETIREMENT INVESTMENT PLANS

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

The 2004 Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors of the Company. 3,281,089 shares of common stock were available for future option or award grants under the 2004 Plan as of December 31, 2006 and 2005. In addition, 272,000 shares of common stock subject to options granted under the Company's 1997 Plan, which options expired unexercised in 2006, can be added to the reserve of shares available for future grant under the 2004 Plan.

Stock options to purchase 710,000 shares of common stock were granted to four employees and three non-employee directors in 2005. The estimated fair value of the options was $1.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.4%, volatility of 21.97%, risk free rates of 4.2% and an expected life of six years. All options were granted at the fair market value at the date of grant. No options were granted in years 2006 and 2004.

The remaining contractual lives of unexercised option grants range from April 2009 to April 2011.

The following table shows the combined activity and detail for the 1997 and 2004 Plans for each of the three years in the period ended December 31, 2006.

                                                                                 Weighted Average
                                                             Options              Exercise Price
                                                           Outstanding               Per Share
                                                        ------------------     ----------------------
         Balance, December 31, 2003                           787,000                 $11.36
               Options exercised                              (20,000)                 $8.25
                                                        ------------------     ----------------------
         Balance, December 31, 2004                           767,000                 $11.44
               Options granted                                710,000                 $10.00
               Options exercised                              (55,000)                 $8.73
                                                        ------------------     ----------------------
         Balance, December 31, 2005                         1,422,000                 $10.83
               Options exercised                             (112,900)                 $8.76
               Options cancelled                             (272,000)                $13.00
                                                        ------------------     ----------------------
         Balance, December 31, 2006                         1,037,100                 $10.48
                                                        ==================     ======================
         Available for grant at December 31, 2006           3,281,089
         Available for grant at December 31, 2005           3,281,089

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


The following table summarizes information regarding options outstanding for the 2004 Plan at December 31, 2006:

                                            Options Outstanding                 Options Exercisable        Options Not Exercisable
                                  -------------------------------------------------------------------------------------------------
                                                    Weighted
                                                     Average
                                                    Remaining      Weighted                  Weighted                  Weighted
                                                Contractual Life   Average                   Average                   Average
         Range of Exercise Prices     Options       in Years   Exercise Price   Options   Exercise Price   Options   Exercise Price
         --------------------------------------------------------------------------------------------------------------------------
         $10.00                       662,100         4.33        $10.00         425,429     $10.00        236,671      $10.00
         $11.33                       375,000         2.33        $11.33         354,167     $11.33         20,833      $11.33
                                  ------------                               ------------              ------------
         $10.00 to $11.33           1,037,100         3.61        $10.48         779,596     $10.60        257,504      $10.11
                                  ============                               ============              ============


None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2006 and 2005, "in-the-money" outstanding options to purchase 779,596 and 80,000 shares of common stock, respectively, were exercisable.

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

A total of 3,991,089 shares of common stock are reserved for issuance under the 2004 Plan, in addition to 767,000 shares subject to outstanding options if they expire unexercised, of which options to purchase 272,000 shares of common stock have expired to date. At no time may the number of shares issued pursuant to or subject to outstanding awards granted under the 2004 Plan exceed this number, subject to the provisions for increase and adjustment set forth in the 2004 Plan. If any option or award expires, terminates or

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


is cancelled without being exercised in full, or any other award is forfeited, the shares forfeited or not purchased will be available for future grant of awards.

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $103, $103 and $92 of expense for employer contributions made in connection with this Plan, respectively.

11.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The following table provides a reconciliation of net income to common stockholders and the number of shares used in the computations of "basic" net income per share to common stockholders and "diluted" net income per share to common stockholders.

                                                                Year Ended              Year Ended               Year Ended
                                                             December 31, 2006       December 31, 2005       December 31, 2004
                                                             --------------------------------------------------------------------
                                                                        (dollars in thousands, except per share data)
     Numerator:
        Income from continuing operations                          $11,494                  $9,323                 $13,399
        Income/(loss) from discontinued operations                   3,136                     704                     (87)
                                                             -------------------     -------------------     --------------------
           Net income to common stockholders                       $14,630                 $10,027                 $13,312
                                                             -------------------     -------------------     --------------------

     Denominator:
        Weighted average shares of common stock (basic)         19,066,581              18,286,947              18,034,873
        Effect of dilutive securities:
           Incremental shares from assumed stock options exercise  232,083                  38,712                  41,625
                                                             -------------------     -------------------     --------------------
           Weighted average shares of common stock (diluted)    19,298,664              18,325,659              18,076,498
                                                             -------------------     -------------------     --------------------
     Per share data:
        Basic net income per share:
           Net income to common stockholders before discontinued
              operations                                            $0.60                   $0.51                   $0.74
           Discontinued operations                                   0.17                    0.04                       -
                                                             -------------------     -------------------     --------------------
                 Net income to common stockholders                  $0.77                   $0.55                   $0.74
                                                             -------------------     -------------------     --------------------
        Diluted net income per share:
           Net income to common stockholders before discontinued
              operations                                            $0.60                   $0.51                   $0.74
           Discontinued operations                                   0.16                    0.04                       -
                                                             -------------------     -------------------     --------------------
                 Net income to common stockholders                  $0.76                   $0.55                   $0.74
                                                             ===================     ===================     ====================

Outstanding options to purchase 647,000 and 272,000 shares in 2005 and 2004, respectively, were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the respective periods. The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2006, 2005 and 2004 were 85,206,199, 86,088,095 and 86,384,695, respectively.

12.  OTHER INCOME

Other income from continuing operations was approximately $20,602, $4,591 and $6,862 for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, termination fees, prior tenant bankruptcy settlements, management fee income, interest income and security deposit forfeitures accounted for approximately $16,068, $183, $1,070, $2,344 and $104, respectively, of other income. For the year ended December 31, 2005, termination fees, prior tenant bankruptcy settlements, management fee income, interest income and security deposit forfeitures accounted for approximately $2,407, $108, $936, $567 and $455, respectively, of other income. For the year ended December 31, 2004, termination fees, prior tenant bankruptcy settlements and

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


management fee income accounted for approximately $4,250, $1,199 and $1,201, respectively, of other income. Management fee is paid by the tenant to the landlord for the administration and supervision of the property.

13.  RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, the Berg Group owned 77,392,648 and 77,490,528 O.P. Units, respectively, of the total 85,206,199 and 86,088,095 O.P. Units issued and outstanding, respectively. The Berg Group's interest in the Company represents 74.0% and 74.1% of the Company as of December 31, 2006 and 2005, respectively, assuming conversion of the O.P. Units into common shares of the Company.

The Company periodically acquires un-leased properties, which include land, the building shell and base building improvements, from the Berg Group under the Berg Group Land Holdings Options Agreement. These acquisitions from the Berg Group are made for properties where the Company has previously identified a tenant, and in conjunction with the acquisition, the Company executes a lease agreement with the tenant. In many of the acquisitions from the Berg Group, lease commissions relating to these leasing activities conducted by the Company are paid by the Berg Group and reimbursed by the Company in connection with the acquisition. These lease commissions are recorded separately in "Other assets" on the Company's consolidated balance sheets.

PROPERTY ACQUISITION
In April 2006, the Company acquired a fully leased office/R&D property with approximately 42,100 rentable square feet located at 1875 Charleston Road in Mountain View, California by purchasing Mission West Charleston, LLC, an entity controlled by Carl E. Berg. The total acquisition price for this entity was $2,615, which is subject to a ground lease with an unrelated party for the underlying property that runs through June 2057. The acquisition was paid in cash. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

The Company did not acquire any properties from the Berg Group in 2005.

DEBT WITH THE BERG GROUP
Effective October 31, 2005, the Company and the Berg Group mutually agreed to terminate the $20 million line of credit with the Berg Group. The Berg Group line of credit was originally scheduled to mature in March 2006. The Company did not incur any fees or charges for terminating the Berg Group line of credit. Additionally, in 2006, 2005 and 2004, the operating partnerships declared distributions of $0.64, $0.64 and $0.88 per O.P. Unit, respectively. Interest expense incurred in connection with the Berg Group line of credit was $188 and $266 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, debt in the amount of $9,654 and $10,051, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group mortgage note was $755, $784 and $811 for the years ended December 31, 2006, 2005 and 2004, respectively.

TRANSFER OF INTEREST TO BERG GROUP IN CONSOLIDATED JOINT VENTURE
In July 2000, the Hellyer Avenue Limited Partnership ("Hellyer LP") was formally organized as a California limited partnership between Mission West Properties, L.P. ("MWP"), of which the Company as the managing general partner, and Republic Properties Corporation ("RPC"), an unaffiliated third party, as general partner and limited partners. MWP was designated as the managing general partner of Hellyer LP. For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. ("Stellex") to provide a 15-year lease on approximately 160,000 square foot R&D buildings to be constructed by Berg & Berg Enterprises, Inc. ("BBE") on land owned by another Berg Group member.

As part of the transaction, MWP acquired the underlying land pursuant to the Berg Land Holdings Option Agreement for a price of $5.7 million by issuing 659,223 O.P. Units to the Berg Group entity that owned the property. Further, under the terms of the Hellyer LP partnership agreement MWP then contributed the land to the partnership at an agreed value of $9.6 million, which amount was to be amortized and paid to MWP in the form of income and cash flow preferences. The transaction was reviewed and approved by the Independent Directors Committee of the Company's Board of Directors.

In connection with the transaction, BBE built and paid for all improvements on the land. The total cost of the R&D buildings, exclusive of specified tenant improvements obligations, was approximately $11.4 million. Hellyer LP issued a note for the amount of those construction costs to BBE, which note was secured by the buildings.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


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

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was $0.8 million, $0.7 million and $0.7 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, accumulated cash flow distributions from Hellyer LP totaling approximately $3.7 million were accrued and distributed to BBE. If the Company's litigation with RPC (as described under Note 16 below) is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

If the litigation is ultimately decided in favor of the Company, the Independent Directors Committee of the Board of Directors has the right, but not the obligation, to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement between the Company and the Berg Group.

ACQUISITION OF CARL E. BERG'S INTEREST IN UNCONSOLIDATED JOINT VENTURE
In July 1999, TBI, an unrelated party, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company's Independent Directors Committee must approve the acquisition of any properties and that the Company's policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MWP, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MWP to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MWP owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling $53.6 million. The Independent Directors Committee approved the Company's acquisition of the Berg Group's 50% interest in the joint venture effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MWP acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots. In July 2006, TBI-MWP sold one R&D property with approximately 126,400 rentable square feet for approximately $8,450. The total gain on the sale was approximately $876 of which $438 was the Company's share. TBI-MWP currently own three fully leased buildings totaling approximately 466,600 rentable square feet.

BERG CONTROLLED ENTITIES HAVE FINANCIAL INTERESTS IN CERTAIN TENANTS THAT LEASE SPACE FROM THE COMPANY
During the years ended December 31, 2006, 2005 and 2004, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed $1,875, $731 and $866 in rental revenue in 2006, 2005 and 2004, respectively. Under the Company's Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

BERG GROUP COMMITMENT TO COMPLETE FUTURE IMPROVEMENTS AND BUILDING IN CONNECTION WITH CERTAIN ACQUISITIONS FROM THE BERG GROUP UNDER THE BERG LAND HOLDINGS OPTION AGREEMENT
The Berg Group has an approximately $2,529 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose, California. The Company recorded this portion of its purchase consideration paid to the Berg Group as an "Other assets" on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

The Berg Group has an approximately $7,494 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian Drive in Sunnyvale, California which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group as an "Other assets" on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

LAND LEASE RENT REIMBURSEMENT TO CARL E. BERG
One tenant is currently leasing four R&D buildings from the Company and is also leasing raw land from Carl E. Berg. Total rent from the tenant is paid directly to the Company, which includes the land rent. The Company reimburses Carl E. Berg $85 per month for the land rent portion.

BERG GROUP HIRED TO PERFORM RESTORATIONS
In March 2006, the Company and Fujitsu Limited, or Fujitsu, agreed to the termination of a lease for one building consisting of approximately 125,000 rentable square feet. Fujitsu is responsible for repairing damages to the building and with the Company's Independent Directors Committee approval has hired Berg & Berg Enterprises, LLC to perform the restoration work for a total of approximately $4,500.

LEASING AND OVERHEAD REIMBURSEMENTS PROVIDED BY BERG CONTROLLED ENTITY
The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $90 for each year ended December 31, 2006, 2005 and 2004.

14.  FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 107 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2020, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases as of December 31, 2006, excluding tenant reimbursements of expenses are as follows:

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


         Year                    Minimum Rent
         --------------------------------------------
                            (dollars in thousands)
         2007                      $87,719
         2008                       78,376
         2009                       74,465
         2010                       67,415
         2011                       54,974
         Thereafter                110,755
                          ---------------------------
              Total               $473,704
                          ===========================

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $20,137, $21,842 and $18,363 for the years ended December 31, 2006, 2005 and 2004, respectively.

Amounts of approximately $50,166, $50,223 and $75,326 were paid to the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2006, 2005 and 2004, respectively. The amounts paid in 2005 and 2004 were treated as draws under the Berg Group line of credit.

For the years ended  December  31,  2006,  2005 and 2004,  881,896,  296,600 and
182,500 O.P. Units were exchanged for 881,896, 296,600 and 182,500 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. These non-cash transactions were valued at approximately

$10,279, $3,019 and $2,238 for the years ended December 31, 2006, 2005 and 2004, respectively, based on the market closing price on the day of the transactions.

16.  COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. Management is not aware of any litigation against the Company and believes the ultimate outcome would not have a material adverse effect on the consolidated cash flows, financial position or results of operations of the Company. The Company is currently involved in the following legal proceedings, and does not believe the ultimate outcome of any of these proceedings will have a material adverse effect on its financial condition or operating results.

REPUBLIC PROPERTIES CORPORATION ("RPC") V. MISSION WEST PROPERTIES, L.P., IN THE CIRCUIT COURT OF MARYLAND FOR BALTIMORE CITY CASE NO. 24-C-00-005675. On November 20, 2000, RPC commenced a lawsuit against the Company in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appears, in April 2006 Maryland's highest Court upheld an earlier Maryland Appeals Court ruling in favor of the Company, finding that the Circuit Court of Maryland could not assert personal jurisdiction over the Company in the RPC suit. The Court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit (see Note 13 above under, "Transfer of Interest to Berg Group in Consolidated Joint Venture" for information about the Hellyer Avenue Limited Partnership and the historical transactions underlying this litigation).

MISSION WEST PROPERTIES, L.P. V. REPUBLIC PROPERTIES CORPORATION, ET AL. SANTA CLARA COUNTY SUPERIOR COURT, CASE NO. CV 796249. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara, Case No. CV 796249. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company is in the process of seeking a writ from the California State Court of Appeal for the Sixth District directing the Superior Court to sustain the demurrer.

In January 2004, the GLOBAL CROSSING ESTATE REPRESENTATIVE, FOR ITSELF AND THE LIQUIDATING TRUSTEE OF THE GLOBAL CROSSING LIQUIDATING TRUST V. MISSION WEST PROPERTIES L.P. filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of $815 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were avoidable preference payments. During the course of settlement discussions with Global Crossing's representative, we learned that we would receive only 2-3% of our unsecured claim of $16,711 for unpaid rent from the final distribution of the assets and proceeds of bankruptcy estate. On February 21, 2007, we and the Liquidating Trustee entered into a

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

settlement agreement under which the $815 claim against us was dismissed and we agreed to accept a payment of approximately $150 as a final settlement of our claim for unpaid rent.

GUARANTEES
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2006.

The Company also enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of December 31, 2006.

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

BERG LAND HOLDINGS OPTION AGREEMENT
In April 2005, the Berg Group disclosed the receipt of an offer from an unrelated party to purchase a portion of the Piercy & Hellyer land comprised of approximately 10 acres in San Jose, California that is subject to the Berg Land Holdings Option Agreement with the Company. The prospective purchaser disclosed its intention to develop "for sale" industrial type buildings and the Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between the Company and any member of the Berg Group, authorized removal of this approximately 10-acre parcel of land from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the sale to the unrelated party. The Independent Directors Committee's approval also included a requirement that in the event this parcel of land is not sold to this prospective purchaser, the parcel would not be deemed to be removed from the scope of the agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement. In the third quarter of 2006, the Berg Group informed the Company that the prospective purchaser withdrew its offer.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

ASSET DISPOSITION SUBJECT TO CERTAIN CONDITIONS
The Company had entered into sales agreements with unrelated parties to sell Morse Avenue and McCandless Drive subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to buyer. As of December 31, 2006 the contract to sell a portion of the McCandless Drive project expired; however, the Company is in active discussions with other unrelated prospective buyers for various portions of the project. As a result of the conditions agreed to by the Company with the buyers of Morse Avenue and the status of discussions to sell McCandless Drive, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the properties described above:

         Property                   Number of Buildings   Rentable Square Feet           Acre              Sales Price
         --------                   -------------------   --------------------           ----              -----------
         McCandless Drive
         Milpitas, California               14                    706,000               46.3                     N/A

         Morse Avenue
         Sunnyvale, California               1                     39,200               2.25                  $8,250

17.  REAL ESTATE ASSET HELD FOR SALE AND DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted SFAS 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2006, 2005 and 2004. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

As of December 31, 2006, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale.

There was one R&D property under contract to be sold or otherwise disposed of which did qualify as an asset held for sale as of December 31, 2004. Based on the expected net proceeds of the sale of that property, the Company recorded an asset impairment charge of ($2,193) in 2004. The property was sold for $8,500 in January 2005. The Company decided to sell the property after an unsolicited offer was made from an unrelated third party.

In 2005, the Company sold three R&D properties for a total sales price of $27,855 (including the one sold in January 2005) resulting in a net gain of $2,206. In 2006, the Company sold three R&D properties for a total sales price of $43,271 resulting in a net gain of $18,102. Results of operations for these properties for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                                                  Year Ended December 31,
                                                               -------------------------------------------------------------
                                                                     2006                  2005                  2004
                                                               -----------------     -----------------     -----------------
Revenues:                                                                         (dollars in thousands)
   Rental revenue from real estate                                 $1,730                 $3,044                $4,090
   Tenant reimbursements                                              262                    647                   845
   Other income                                                       255                     16                    55
                                                               -----------------     -----------------     -----------------
      Total revenues                                                2,247                  3,707                 4,990
                                                               -----------------     -----------------     -----------------

Expenses:
   Property operating, maintenance and real estate taxes              534                    993                 1,544
   Depreciation of real estate                                        471                  1,045                 1,050
   Asset impairment charge                                              -                      -                 2,193
                                                               -----------------     -----------------     -----------------
     Total expenses                                                 1,005                  2,038                 4,787
                                                               -----------------     -----------------     -----------------

Income from discontinued operations                                 1,242                  1,669                   203
Gain from disposal of discontinued operations                      18,102                  2,206                     -
Minority interests in earnings from discontinued operations       (16,208)                (3,171)                 (290)
                                                               -----------------     -----------------     -----------------
     Income/(loss) from discontinued operations                    $3,136                   $704                  ($87)
                                                               =================     =================     =================

For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations included results of operations from three R&D properties sold in 2006 and three R&D properties sold in 2005.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

18.  PROPERTY ACQUISITIONS

For real estate acquired subsequent to June 30, 2001, the effective date of SFAS 141, "Business Combinations," the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building/tenant improvements, and identified intangible assets and liabilities, including the value of the above or below market leases and in-place leases.

In March 2006, the Company acquired two R&D properties at 233 South Hillview Drive in Milpitas, California for $13,411 from an unrelated party in a tax-deferred exchange transaction. The purchase price was allocated to long-lived assets and the value of an in-place lease as follows:

         Land                                   $ 3,335
         Buildings and improvements               8,702
         In-place lease                           1,374
                                                -------
            Total cash purchase price           $13,411
                                                =======

In April 2006, the Company acquired one R&D property at 1875 Charleston Road in Mountain View, California for $2,615 by purchasing Mission West Charleston, LLC, an entity controlled by Carl E. Berg. The acquisition is subject to a ground lease with an unrelated party for the underlying property that runs through June 2057. The purchase price was allocated to long-lived assets and the value of an in-place lease as follows:

         Buildings and improvements              $1,870
         In-place lease                             745
                                                 ------
            Total cash purchase price            $2,615
                                                 ======

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

The results of operations for the three R&D property acquisitions have been included in the Company's consolidated statements of operations since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease terms. Amortization expense related to in-place leases of $1,613, $1,444 and $1,762 was recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

Details of real estate related intangible assets at December 31, 2006 and 2005 are as follows:

                                                                     December 31,
                                                      -------------------------------------------
                                                             2006                    2005
                                                      -------------------     -------------------
                                                                 (dollars in thousands)
       Amortizable intangible assets:
          Above-market lease                               $11,172                  $11,172
          In-place leases                                    8,357                    6,238
                                                      -------------------     -------------------
       Gross real estate related intangible assets          19,529                   17,410
       Less accumulated amortization                       (11,907)                  (8,405)
                                                      -------------------     -------------------
       Net real estate related intangible assets            $7,622                   $9,005
                                                      ===================     ===================

The estimated aggregate amortization expense for the real estate related intangible assets for each of the five succeeding fiscal years is as follows:

                                                   Estimated Above Market
                         Estimated In-placen Lease   Lease Amortization          Estimated
         Year              Amortization (expense)     (revenue off-set)      Total Amortization
         -----------------------------------------------------------------------------------------
                                                   (dollars in thousands)
         2007                     $1,618                  $1,888                  $3,506
         2008                        724                   1,888                   2,612
         2009                        608                     315                     923
         2010                        442                       -                     442
         2011                        139                       -                     139
                           -----------------------------------------------------------------------
            Total                 $3,531                  $4,091                  $7,622
                           =======================================================================

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

19.  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2006 (1) is as follows:

                                                                          For the Three Months Ended
                                                     March 31,             June 30,            September 30,          December 31,
                                                                                 (Unaudited)
                                            ----------------------------------------------------------------------------------------
Rental revenue from continuing operations             $23,576               $21,588               $22,107               $22,839
Income before gain on sales of assets,
  equity in earnings of unconsolidated
  joint venture and minority interests                $27,688               $10,186                $9,966               $11,819
Income from continuing operations (2)                  $5,068                $2,032                $2,109                $2,286
Income/(loss) from discontinued operations (2)            $85                   $89                   ($3)               $2,964
Net income                                             $5,153                $2,121                $2,106                $5,250
Per share data:
  Basic net income per share                            $0.28                 $0.11                 $0.11                 $0.27
  Diluted net income per share                          $0.28                 $0.11                 $0.11                 $0.27
Weighted average shares of common stock (basic)    18,455,897            19,028,240            19,350,672            19,417,823
Weighted average shares of common stock (diluted)  18,520,297            19,123,945            19,418,884            19,630,674

Quarterly financial information for the year ended December 31, 2005 (1) is as follows:

                                                                          For the Three Months Ended
                                                     March 31,             June 30,            September 30,          December 31,
                                                                                 (Unaudited)
                                            ----------------------------------------------------------------------------------------
Rental revenue from continuing operations             $25,475               $24,343               $23,935               $23,982
Income before gain on sales of assets,
   equity in earnings of unconsolidated
   joint venture and minority interests               $13,833               $14,488               $11,787               $12,844
Income from continuing operations (2)                  $2,365                $2,633                $2,069                $2,255
Income from discontinued operations (2)                   $43                   $62                  $382                  $218
Net income                                             $2,408                $2,695                $2,451                $2,473
Per share data:
   Basic net income per share                           $0.13                 $0.15                 $0.13                 $0.13
   Diluted net income per share                         $0.13                 $0.15                 $0.13                 $0.13
Weighted average shares of common stock (basic)    18,110,524            18,257,982            18,356,278            18,418,855
Weighted average shares of common stock (diluted)  18,136,797            18,283,058            18,407,891            18,432,819

(1) The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding differences.
(2) Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

20.  SUBSEQUENT EVENTS

On January 4, 2007, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 29, 2006. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units. Aggregate dividends and distributions amounted to approximately $16,745.

On March 8, 2007, the Company acquired 50 acres of vacant land in Morgan Hill, California, which could support approximately 725,000 rentable square feet of space. The land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use. The acquisition price for this property was approximately $25,638 and was funded from a portion of the proceeds received from the Samaritan property sale, which was classified as restricted cash as of December 31, 2006.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, StateCalifornia

The audit referred to in our report dated March 12, 2007 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index as of December 31, 2006. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule as of December 31, 2006 presents fairly, in all material respects, the information set forth therein.


\S\ Burr, Pilger & Mayer, LLP
San Francisco, California
March 12, 2007

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

The audits referred to in our report dated February 3, 2006 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule as of December 31, 2005 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


\S\ BDO Seidman, LLP
San Francisco, California
February 3, 2006

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2006
                             (dollars in thousands)

                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                             December 31,            Buildings   Subsequent to             Buildings
                                                2006                    and      Construction/               and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
5300-5350 Hellyer Avenue      San Jose    C      $9,654    $5,742      $11,442                   $5,742      $11,442      $17,184
10401-10411 Bubb Road         Cupertino   A                   633        3,078                      633        3,078        3,711
45365 Northport Loop          Fremont                       2,447        5,711           $11      2,447        5,722        8,169
45700 Northport Loop          Fremont     F                 1,184        5,760             7      1,184        5,767        6,951
45738 Northport Loop          Fremont     F                   891        4,338             5        891        4,343        5,234
4050 Starboard Drive          Fremont     F                 1,329        6,467             8      1,329        6,475        7,804
3501 W. Warren Ave/Fremont    Fremont                       1,866        9,082         1,213      1,866       10,295       12,161
48800 Milmont Blvd            Fremont                       1,013        4,932                    1,013        4,932        5,945
4750 Patrick Henry Drive      Santa Clara                   1,604        7,805           405      1,604        8,210        9,814
3520 Bassett Street           Santa Clara D                 1,104        5,371                    1,104        5,371        6,475
3530 Bassett Street           Santa Clara B,D                 849        4,133                      849        4,133        4,982
5850-5870 Hellyer Avenue      San Jose                      2,787        6,502           109      2,787        6,611        9,398
5750 Hellyer Avenue           San Jose                      3,266        3,354         2,455      3,266        5,809        9,075
800 Embedded Way              San Jose                      1,794            -                    1,794            -        1,794
5500 Hellyer Avenue           San Jose                      4,735       12,484            39      4,735       12,523       17,258
5550 Hellyer Avenue           San Jose                      3,261        3,478                    3,261        3,478        6,739
5400 Hellyer Avenue           San Jose                      3,238        5,007           215      3,238        5,222        8,460
5325 Hellyer Avenue           San Jose    H                 4,684       10,230            40      4,684       10,270       14,954
5345 Hellyer Avenue           San Jose    H                 4,866        5,822                    4,866        5,822       10,688
5905-5965 Silver Crk Valley RdSan Jose                      8,437       17,316                    8,437       17,316       25,753
5905-5965 Silver Crk Valley RdSan Jose                      3,438        2,727                    3,438        2,727        6,165
855 Embedded Way              San Jose    K                 3,289        6,521            68      3,289        6,589        9,878
1065-1105 La Avenida Street   Mt. View                     46,832      109,275            65     46,832      109,340      156,172
1875 Charleston Road          Mt. View    M                     -        2,615                        -        2,615        2,615
1750 Automation Parkway       San Jose    G                 4,789       11,174           315      4,789       11,489       16,278
1756 Automation Parkway       San Jose    G                 4,378       10,216            15      4,378       10,231       14,609
1762 Automation Parkway       San Jose    G                 4,804       12,224            20      4,804       12,244       17,048
1768 Automation Parkway       San Jose    H                 8,195       19,121            23      8,195       19,144       27,339
255 Caspian Drive             Sunnyvale                     3,491        7,160         1,658      3,491        8,818       12,309
245 Caspian Drive             Sunnyvale                     5,894            -                    5,894            -        5,894
5970 Optical Court            San Jose                      2,758        8,395                    2,758        8,395       11,153
5900 Optical Court            San Jose    H                 3,634       12,677            83      3,634       12,760       16,394
2630 Orchard Parkway          San Jose                      2,931        5,863            22      2,931        5,885        8,816
2610 Orchard Parkway          San Jose    J                 2,615        5,231                    2,615        5,231        7,846
55 West Trimble Road          San Jose    J                 4,435        8,869                    4,435        8,869       13,304
2001 Walsh Avenue             Santa Clara E,I               4,610        5,245                    4,610        5,245        9,855
2880 Scott Boulevard          Santa Clara E,H,I            14,501       25,501                   14,501       25,501       40,002
2890 Scott Boulevard          Santa Clara E,H,I             3,081       10,844                    3,081       10,844       13,925
2770-2800 Scott Boulevard     Santa Clara E,H               7,138        7,075           170      7,138        7,245       14,383
2300 Central Expressway       Santa Clara E,I               2,390       14,418                    2,390       14,418       16,808
2220 Central Expressway       Santa Clara E,I               3,304        3,427           816      3,304        4,243        7,547
2330 Central Expressway       Santa Clara E                 3,673        3,932           677      3,673        4,609        8,282
233 South Hillview Drive      Milpitas    N                 3,335       10,076                    3,335       10,076       13,411
2251 Lawson Lane              Santa Clara G                 1,952        9,498                    1,952        9,498       11,450
1230 East Arques              Sunnyvale   F                   540        2,628            39        540        2,667        3,207
1250 East Arques              Sunnyvale   F                 1,335        6,499                    1,335        6,499        7,834
20400 Mariani Avenue          Cupertino   H                 1,670        8,125                    1,670        8,125        9,795
10500 De Anza Blvd            Cupertino   F                 7,666       37,304                    7,666       37,304       44,970
20605-20705 Valley Green Dr.  Cupertino   G                 3,490       16,984                    3,490       16,984       20,474
10300 Bubb Road               Cupertino   F                   635        3,090                      635        3,090        3,725
10440 Bubb Road               Cupertino                       434        2,112           102        434        2,214        2,648
10460 Bubb Road               Cupertino   H                   994        4,838         1,252        994        6,090        7,084
1135 Kern Avenue              Sunnyvale   F                   407        1,982                      407        1,982        2,389
450 National Avenue           Mt. View    F                   611        2,973            72        611        3,045        3,656
3301 Olcott Street            Santa Clara                   1,846        8,984            37      1,846        9,021       10,867
2800 Bayview Avenue           Fremont                       1,070        5,205            60      1,070        5,265        6,335
5521 Hellyer Avenue           San Jose                      4,534        9,650                    4,534        9,650       14,184
6850 Santa Teresa Blvd        San Jose                        377        1,836           819        377        2,655        3,032
6810 Santa Teresa Blvd        San Jose                      2,567        5,991           234      2,567        6,225        8,792



                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
5300-5350 Hellyer Avenue      San Jose    C           $1,895            5/00              L
10401-10411 Bubb Road         Cupertino   A              656            7/98              L
45365 Northport Loop          Fremont                    904           10/00              L
45700 Northport Loop          Fremont     F            1,226            7/98              L
45738 Northport Loop          Fremont     F              926            7/98              L
4050 Starboard Drive          Fremont     F            1,378            7/98              L
3501 W. Warren Ave/Fremont    Fremont                  2,424            7/98              L
48800 Milmont Blvd            Fremont                  1,049            7/98              L
4750 Patrick Henry Drive      Santa Clara              1,836            7/98              L
3520 Bassett Street           Santa Clara D            1,142            7/98              L
3530 Bassett Street           Santa Clara B,D            880            7/98              L
5850-5870 Hellyer Avenue      San Jose                 1,346           11/98              L
5750 Hellyer Avenue           San Jose                   454            8/01              L
800 Embedded Way              San Jose                     -            3/00              L
5500 Hellyer Avenue           San Jose                 1,857            2/01              L
5550 Hellyer Avenue           San Jose                   515            6/01              L
5400 Hellyer Avenue           San Jose                   996            7/00              L
5325 Hellyer Avenue           San Jose    H            1,581            1/01              L
5345 Hellyer Avenue           San Jose    H              848            1/02              L
5905-5965 Silver Crk Valley RdSan Jose                 2,381            7/01              L
5905-5965 Silver Crk Valley RdSan Jose                   358           10/01              L
855 Embedded Way              San Jose    K              977            5/01              L
1065-1105 La Avenida Street   Mt. View                21,182            4/99              L
1875 Charleston Road          Mt. View    M              141            4/06              L
1750 Automation Parkway       San Jose    G            2,154            7/99              L
1756 Automation Parkway       San Jose    G            1,803            1/00              L
1762 Automation Parkway       San Jose    G            2,083            4/00              L
1768 Automation Parkway       San Jose    H            2,923           12/00              L
255 Caspian Drive             Sunnyvale                1,637            4/00              L
245 Caspian Drive             Sunnyvale                    -            4/01              L
5970 Optical Court            San Jose                   630           12/03              L
5900 Optical Court            San Jose    H            1,475            7/02              L
2630 Orchard Parkway          San Jose                   731            3/02              L
2610 Orchard Parkway          San Jose    J              632            3/02              L
55 West Trimble Road          San Jose    J            1,072            3/02              L
2001 Walsh Avenue             Santa Clara E,I          1,488            4/03              L
2880 Scott Boulevard          Santa Clara E,H,I        4,416            4/03              L
2890 Scott Boulevard          Santa Clara E,H,I        1,516            4/03              L
2770-2800 Scott Boulevard     Santa Clara E,H            676            4/03              L
2300 Central Expressway       Santa Clara E,I          7,800            4/03              L
2220 Central Expressway       Santa Clara E,I            433            4/03              L
2330 Central Expressway       Santa Clara E              409            4/03              L
233 South Hillview Drive      Milpitas    N              403            3/06              L
2251 Lawson Lane              Santa Clara G            2,020            7/98              L
1230 East Arques              Sunnyvale   F              595            7/98              L
1250 East Arques              Sunnyvale   F            1,382            7/98              L
20400 Mariani Avenue          Cupertino   H            1,729            7/98              L
10500 De Anza Blvd            Cupertino   F            7,931            7/98              L
20605-20705 Valley Green Dr.  Cupertino   G            3,613            7/98              L
10300 Bubb Road               Cupertino   F              658            7/98              L
10440 Bubb Road               Cupertino                  514            7/98              L
10460 Bubb Road               Cupertino   H            1,412            7/98              L
1135 Kern Avenue              Sunnyvale   F              424            7/98              L
450 National Avenue           Mt. View    F              644            7/98              L
3301 Olcott Street            Santa Clara              1,912            7/98              L
2800 Bayview Avenue           Fremont                  1,168            7/98              L
5521 Hellyer Avenue           San Jose                   556            2/05              L
6850 Santa Teresa Blvd        San Jose                   753            7/98              L
6810 Santa Teresa Blvd        San Jose                 1,234            3/99              L

                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                             December 31,            Buildings   Subsequent to             Buildings
                                                 2006                   and      Construction/                and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
140-160 Great Oaks Blvd.      San Jose                      1,402        6,822           754      1,402        7,576        8,978
6541 Via del Oro/6385 San Ig. San Jose    G                 1,039        5,057            72      1,039        5,129        6,168
6311-6351 San Ignacio Ave.    San Jose    F                 6,247       30,396           170      6,247       30,566       36,813
6320-6360 San Ignacio Ave.    San Jose    G                 2,616       12,732           439      2,616       13,171       15,787
75 E. Trimble Rd/2610 N. 1st  San Jose                      3,477       16,919            85      3,477       17,004       20,481
1170 Morse Avenue             Sunnyvale   F                   658        3,201                      658        3,201        3,859
3236 Scott Blvd               Santa Clara F                 1,234        6,005                    1,234        6,005        7,239
1212 Bordeaux Lane            Sunnyvale   F                 2,250       10,948                    2,250       10,948       13,198
1325-1810 McCandless Drive    Milpitas    G                13,994       66,213         1,420     13,994       67,633       81,627
1600 Memorex Drive            Santa Clara F                 1,221        5,940            11      1,221        5,951        7,172
1688 Richard Avenue           Santa Clara F                 1,248        2,913             6      1,248        2,919        4,167
1700 Richard Avenue           Santa Clara F                 1,727        4,030                    1,727        4,030        5,757
3506-3510 Bassett Street      Santa Clara D                   943        4,591           182        943        4,773        5,716
3540-3544 Bassett Street      Santa Clara F,D               1,565        7,615           195      1,565        7,810        9,375
3550 Bassett Street           Santa Clara F,D               1,079        5,251            33      1,079        5,284        6,363
3560 Bassett Street           Santa Clara F,D               1,075        5,233             8      1,075        5,241        6,316
3570-3580 Bassett Street      Santa Clara F,D               1,075        5,233                    1,075        5,233        6,308
   Prudential Ins. Co. of America         F     114,994
   Northwestern Mutual Life Insurance Co. G      88,411
   Allianz Life Insurance Company         H     144,696
                                             ------------ --------- ------------ ------------- ---------- ------------- -----------
                                               $357,755   $272,223    $761,696       $14,429   $272,223     $776,125   $1,048,348
                                             ============ ========= ============ ============= ========== ============= ===========


                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
140-160 Great Oaks Blvd.      San Jose                 1,744            7/98              L
6541 Via del Oro/6385 San Ig. San Jose    G            1,100            7/98              L
6311-6351 San Ignacio Ave.    San Jose    F            6,592            7/98              L
6320-6360 San Ignacio Ave.    San Jose    G            2,865            7/98              L
75 E. Trimble Rd/2610 N. 1st  San Jose                 3,677            7/98              L
1170 Morse Avenue             Sunnyvale   F              682            7/98              L
3236 Scott Blvd               Santa Clara F            1,278            7/98              L
1212 Bordeaux Lane            Sunnyvale   F            2,330            7/98              L
1325-1810 McCandless Drive    Milpitas    G           14,671            7/98              L
1600 Memorex Drive            Santa Clara F            1,250            7/98              L
1688 Richard Avenue           Santa Clara F              624            9/98              L
1700 Richard Avenue           Santa Clara F              751            8/99              L
3506-3510 Bassett Street      Santa Clara D            1,062            7/98              L
3540-3544 Bassett Street      Santa Clara F,D          1,671            7/98              L
3550 Bassett Street           Santa Clara F,D          1,148            7/98              L
3560 Bassett Street           Santa Clara F,D          1,121            7/98              L
3570-3580 Bassett Street      Santa Clara F,D          1,115            7/98              L
   Prudential Ins. Co. of America         F
   Northwestern Mutual Life Insurance Co. G
   Allianz Life Insurance Company         H
                                                 ----------------
                                                    $149,459
                                                 ================

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property's ownership is held by an affiliated party since September 2000.
(D)  Part of the property group referred to as the Triangle Technology Park.
(E)  Part of the property group referred to as the San Tomas Technology Park.
(F) Encumbered by the $114,994 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $88,411 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $144,696 Allianz Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $18,284. Approximately $874 was fully amortized in 2005 and the asset cost and its related accumulated amortization was removed from the accounts.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.
(K) This property was sold in October 2005. The Company retained 32.5%, or approximately 7.9 acres, of raw land.
(L)  Depreciation is computed based on the following estimated lives
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.
(M) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $745.
(N) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,374.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2005
                             (dollars in thousands)

                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                              December 31,           Buildings   Subsequent to             Buildings
                                                 2005                   and      Construction/               and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
5300-5350 Hellyer Avenue      San Jose    C     $10,051    $5,742      $11,442                   $5,742      $11,442      $17,184
10401-10411 Bubb Road         Cupertino   A                   633        3,078                      633        3,078        3,711
45365 Northport Loop          Fremont                       2,447        5,711           $11      2,447        5,722        8,169
45700 Northport Loop          Fremont     F                 1,184        5,760             7      1,184        5,767        6,951
45738 Northport Loop          Fremont     F                   891        4,338             5        891        4,343        5,234
4050 Starboard Drive          Fremont     F                 1,329        6,467             8      1,329        6,475        7,804
3501 W. Warren Ave/Fremont    Fremont                       1,866        9,082         1,213      1,866       10,295       12,161
48800 Milmont Blvd            Fremont                       1,013        4,932                    1,013        4,932        5,945
4750 Patrick Henry Drive      Santa Clara                   1,604        7,805           153      1,604        7,958        9,562
3520 Bassett Street           Santa Clara D                 1,104        5,371                    1,104        5,371        6,475
3530 Bassett Street           Santa Clara B,D                 849        4,133                      849        4,133        4,982
5850-5870 Hellyer Avenue      San Jose                      2,787        6,502           112      2,787        6,614        9,401
5750 Hellyer Avenue           San Jose                      3,266        3,354                    3,266        3,354        6,620
800 Embedded Way              San Jose                      1,794            -                    1,794            -        1,794
5500 Hellyer Avenue           San Jose                      4,735       12,484            39      4,735       12,523       17,258
5550 Hellyer Avenue           San Jose                      3,261        3,478                    3,261        3,478        6,739
5400 Hellyer Avenue           San Jose                      3,238        5,007           215      3,238        5,222        8,460
5325 Hellyer Avenue           San Jose    H                 4,684       10,230            40      4,684       10,270       14,954
5345 Hellyer Avenue           San Jose    H                 4,866        5,822                    4,866        5,822       10,688
5905-5965 Silver Crk Valley RdSan Jose                      8,437       17,316                    8,437       17,316       25,753
5905-5965 Silver Crk Valley RdSan Jose                      3,438        2,727                    3,438        2,727        6,165
855 Embedded Way              San Jose    K                 3,289        6,521            68      3,289        6,589        9,878
1065-1105 La Avenida St       Mt. View                     46,832      109,275            65     46,832      109,340      156,172
1750 Automation Parkway       San Jose    G                 4,789       11,174           315      4,789       11,489       16,278
1756 Automation Parkway       San Jose    G                 4,378       10,216            15      4,378       10,231       14,609
1762 Automation Parkway       San Jose    G                 4,804       12,224            20      4,804       12,244       17,048
1768 Automation Parkway       San Jose    H                 8,195       19,121            14      8,195       19,135       27,330
255 Caspian Drive             Sunnyvale                     3,491        7,160         1,672      3,491        8,832       12,323
245 Caspian Drive             Sunnyvale                     5,894            -                    5,894            -        5,894
5970 Optical Court            San Jose                      2,758        8,395                    2,758        8,395       11,153
5900 Optical Court            San Jose    H                 3,634       12,677            83      3,634       12,760       16,394
2630 Orchard Parkway          San Jose                      2,931        5,863            22      2,931        5,885        8,816
2610 Orchard Parkway          San Jose    J                 2,615        5,231                    2,615        5,231        7,846
55 West Trimble Road          San Jose    J                 4,435        8,869                    4,435        8,869       13,304
2001 Walsh Avenue             Santa Clara E,I               4,610        5,245                    4,610        5,245        9,855
2880 Scott Boulevard          Santa Clara E,H,I            14,501       25,501                   14,501       25,501       40,002
2890 Scott Boulevard          Santa Clara E,H,I             3,081       10,844                    3,081       10,844       13,925
2770-2800 Scott Boulevard     Santa Clara E,H               7,138        7,075             2      7,138        7,077       14,215
2300 Central Expressway       Santa Clara E,I               2,390       14,418                    2,390       14,418       16,808
2220 Central Expressway       Santa Clara E,I               3,304        3,427           162      3,304        3,589        6,893
2330 Central Expressway       Santa Clara E                 3,673        3,932                    3,673        3,932        7,605
2251 Lawson Lane              Santa Clara G                 1,952        9,498                    1,952        9,498       11,450
1230 East Arques              Sunnyvale   F                   540        2,628            39        540        2,667        3,207
1250 East Arques              Sunnyvale   F                 1,335        6,499                    1,335        6,499        7,834
20400 Mariani Avenue          Cupertino   H                 1,670        8,125                    1,670        8,125        9,795
10500 De Anza Blvd            Cupertino   F                 7,666       37,304                    7,666       37,304       44,970
20605-20705 Valley Green      Cupertino   G                 3,490       16,984                    3,490       16,984       20,474
10300 Bubb Road               Cupertino   F                   635        3,090                      635        3,090        3,725
10440 Bubb Road               Cupertino                       434        2,112            61        434        2,173        2,607
10460 Bubb Road               Cupertino   H                   994        4,838         1,325        994        6,163        7,157
1135 Kern Avenue              Sunnyvale   F                   407        1,982                      407        1,982        2,389
450 National Avenue           Mt. View    F                   611        2,973            50        611        3,023        3,634
3301 Olcott Street            Santa Clara                   1,846        8,984                    1,846        8,984       10,830
2800 Bayview Avenue           Fremont                       1,070        5,205            60      1,070        5,265        6,335
5521 Hellyer Avenue           San Jose                      4,534        9,650                    4,534        9,650       14,184
6850 Santa Teresa Blvd        San Jose                        377        1,836           819        377        2,655        3,032
6810 Santa Teresa Blvd        San Jose                      2,567        5,991           234      2,567        6,225        8,792
140-160 Great Oaks Blvd       San Jose                      1,402        6,822           755      1,402        7,577        8,979



                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
             Real Estate and Accumulated Depreciation & Amortization
                                December 31, 2005
                             (dollars in thousands)

                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
5300-5350 Hellyer Avenue      San Jose    C              $1,610         5/00              L
10401-10411 Bubb Road         Cupertino   A                 579         7/98              L
45365 Northport Loop          Fremont                       758        10/00              L
45700 Northport Loop          Fremont     F               1,082         7/98              L
45738 Northport Loop          Fremont     F                 817         7/98              L
4050 Starboard Drive          Fremont     F               1,216         7/98              L
3501 W. Warren Ave/Fremont    Fremont                     1,954         7/98              L
48800 Milmont Blvd            Fremont                       926         7/98              L
4750 Patrick Henry Drive      Santa Clara                 1,595         7/98              L
3520 Bassett Street           Santa Clara D               1,008         7/98              L
3530 Bassett Street           Santa Clara B,D               776         7/98              L
5850-5870 Hellyer Avenue      San Jose                    1,168        11/98              L
5750 Hellyer Avenue           San Jose                      370         8/01              L
800 Embedded Way              San Jose                        -         3/00              L
5500 Hellyer Avenue           San Jose                    1,531         2/01              L
5550 Hellyer Avenue           San Jose                      418         6/01              L
5400 Hellyer Avenue           San Jose                      808         7/00              L
5325 Hellyer Avenue           San Jose    H               1,317         1/01              L
5345 Hellyer Avenue           San Jose    H                 705         1/02              L
5905-5965 Silver Crk Valley RdSan Jose                    1,948         7/01              L
5905-5965 Silver Crk Valley RdSan Jose                      290        10/01              L
855 Embedded Way              San Jose    K                 804         5/01              L
1065-1105 La Avenida Street   Mt. View                   18,449         4/99              L
1750 Automation Parkway       San Jose    G               1,867         7/99              L
1756 Automation Parkway       San Jose    G               1,544         1/00              L
1762 Automation Parkway       San Jose    G               1,771         4/00              L
1768 Automation Parkway       San Jose    H               2,440        12/00              L
255 Caspian Drive             Sunnyvale                   1,334         4/00              L
245 Caspian Drive             Sunnyvale                       -         4/01              L
5970 Optical Court            San Jose                      420        12/03              L
5900 Optical Court            San Jose    H               1,146         7/02              L
2630 Orchard Parkway          San Jose                      565         3/02              L
2610 Orchard Parkway          San Jose    J                 502         3/02              L
55 West Trimble Road          San Jose    J                 851         3/02              L
2001 Walsh Avenue             Santa Clara E,I             1,071         4/03              L
2880 Scott Boulevard          Santa Clara E,H,I           3,197         4/03              L
2890 Scott Boulevard          Santa Clara E,H,I           1,101         4/03              L
2770-2800 Scott Boulevard     Santa Clara E,H               487         4/03              L
2300 Central Expressway       Santa Clara E,I             5,712         4/03              L
2220 Central Expressway       Santa Clara E,I               286         4/03              L
2330 Central Expressway       Santa Clara E                 270         4/03              L
2251 Lawson Lane              Santa Clara G               1,782         7/98              L
1230 East Arques              Sunnyvale   F                 524         7/98              L
1250 East Arques              Sunnyvale   F               1,219         7/98              L
20400 Mariani Avenue          Cupertino   H               1,526         7/98              L
10500 De Anza Blvd            Cupertino   F               6,998         7/98              L
20605-20705 Valley Green      Cupertino   G               3,188         7/98              L
10300 Bubb Road               Cupertino   F                 581         7/98              L
10440 Bubb Road               Cupertino                     415         7/98              L
10460 Bubb Road               Cupertino   H               1,119         7/98              L
1135 Kern Avenue              Sunnyvale   F                 375         7/98              L
450 National Avenue           Mt. View    F                 562         7/98              L
3301 Olcott Street            Santa Clara                 1,687         7/98              L
2800 Bayview Avenue           Fremont                       997         7/98              L
5521 Hellyer Avenue           San Jose                      110         2/05              L
6850 Santa Teresa Blvd        San Jose                      648         7/98              L
6810 Santa Teresa Blvd        San Jose                    1,042         3/99              L
140-160 Great Oaks Blvd       San Jose                    1,497         7/98              L


                                                               Initial Cost                          Total Cost
                                                          ----------------------     Cost      -----------------------
                                              December 31,           Buildings   Subsequent to             Buildings
                                                 2005                   and      Construction/                and
Property Name                 City           Encumbrances   Land    Improvements  Acquisition     Land    Improvements     Total
-------------------------------------------- ------------ --------- ------------ ------------- ---------- ------------ ------------
6541 Via del Oro/6385 San Ig  San Jose    G                 1,039        5,057            91      1,039        5,148        6,187
6311-6351 San Ignacio Avenue  San Jose    F                 6,246       30,396           170      6,246       30,566       36,812
6320-6360 San Ignacio Avenue  San Jose    G                 2,616       12,732           439      2,616       13,171       15,787
75 E. Trimble Rd/2610 N.1st StSan Jose                      3,477       16,919            85      3,477       17,004       20,481
2033-2243 Samaritan Drive     San Jose                      5,046       24,556           154      5,046       24,710       29,756
1170 Morse Avenue             Sunnyvale   F                   658        3,201                      658        3,201        3,859
3236 Scott Blvd               Santa Clara F                 1,234        6,005                    1,234        6,005        7,239
1212 Bordeaux Lane            Sunnyvale   F                 2,250       10,948                    2,250       10,948       13,198
1325-1810 McCandless Drive    Milpitas    G                13,994       66,213         1,420     13,994       67,633       81,627
1600 Memorex Drive            Santa Clara F                 1,221        5,940            11      1,221        5,951        7,172
1688 Richard Avenue           Santa Clara F                 1,248        2,913             6      1,248        2,919        4,167
1700 Richard Avenue           Santa Clara F                 1,727        4,030                    1,727        4,030        5,757
3506-3510 Bassett Street      Santa Clara D                   943        4,591           116        943        4,707        5,650
3540-3544 Bassett Street      Santa Clara F,D               1,565        7,615           189      1,565        7,804        9,369
3550 Bassett Street           Santa Clara F,D               1,079        5,251            33      1,079        5,284        6,363
3560 Bassett Street           Santa Clara F,D               1,075        5,233             8      1,075        5,241        6,316
3570-3580 Bassett Street      Santa Clara F,D               1,075        5,233                    1,075        5,233        6,308
   Prudential Ins. Co. of America         F     117,290
   Northwestern Mutual Life Ins. Co.      G      91,417
   Allianz Life Insurance Company         H     148,774
                                             ------------ ---------   ---------- ------------- ---------- ------------ ------------
                                               $367,532  $273,933     $773,561      $10,306    $273,933     $783,867   $1,057,800
                                             ============ =========   ========== ============= ========== ============ ============


                                                   Accumulated
                                                   Depreciation        Date of       Depreciable
Property Name                 City                & Amortization     Acquisition        Life
--------------------------------------------     ----------------  ---------------  -------------
6541 Via del Oro/6385 San Ig  San Jose    G                 949         7/98              L
6311-6351 San Ignacio Avenue  San Jose    F               5,809         7/98              L
6320-6360 San Ignacio Avenue  San Jose    G               2,497         7/98              L
75 E. Trimble Rd/2610 N.1st StSan Jose                    3,240         7/98              L
2033-2243 Samaritan Drive     San Jose                    4,652         7/98              L
1170 Morse Avenue             Sunnyvale   F                 602         7/98              L
3236 Scott Blvd               Santa Clara F               1,128         7/98              L
1212 Bordeaux Lane            Sunnyvale   F               2,056         7/98              L
1325-1810 McCandless Drive    Milpitas    G              12,854         7/98              L
1600 Memorex Drive            Santa Clara F               1,096         7/98              L
1688 Richard Avenue           Santa Clara F                 550         9/98              L
1700 Richard Avenue           Santa Clara F                 650         8/99              L
3506-3510 Bassett Street      Santa Clara D                 915         7/98              L
3540-3544 Bassett Street      Santa Clara F,D             1,473         7/98              L
3550 Bassett Street           Santa Clara F,D             1,012         7/98              L
3560 Bassett Street           Santa Clara F,D               989         7/98              L
3570-3580 Bassett Street      Santa Clara F,D               984         7/98              L
   Prudential Ins. Co. of America         F
   Northwestern Mutual Life Ins. Co.      G
   Allianz Life Insurance Company         H
                                                 ----------------
                                                      $130,419
                                                 ================

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

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2006 and 2005
                             (dollars in thousands)

1.   Reconciliation   of  real   estate   and   accumulated   depreciation   and
     amortization:

                                                                                          2006                       2005
                                                                                 ------------------------   ------------------------
Real estate investments:
   Balance at beginning of year                                                       $1,057,800                 $1,072,503
   Additions                                                                              20,304                     15,151
   Dispositions                                                                          (29,756)                   (28,980)
   Reclassification                                                                            -                       (874)
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                             $1,048,348                 $1,057,800
                                                                                 ------------------------   ------------------------

Accumulated depreciation and amortization:
   Balance at beginning of year                                                         $130,419                   $111,640
   Additions                                                                              24,163                     23,487
   Dispositions                                                                           (5,123)                    (3,834)
   Reclassification                                                                            -                       (874)
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                               $149,459                   $130,419
                                                                                 ------------------------   ------------------------

Net investments in properties                                                           $898,889                   $927,381
                                                                                 ========================   ========================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously disclosed the change in its independent registered public accountants on Form 8-K, filed April 10, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that as of December 31, 2006 our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure.

(b)  Management's Report on Internal Control over Financial Reporting

Management of Mission West Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2006. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Management's assessment included an evaluation of the design of Mission West Properties, Inc.'s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006.

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

Management's assessment of the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2006 has been audited by Burr, Pilger & Mayer, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the sections titled "Management - Directors and Executive Officers," "Corporate Governance" and "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2007 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section titled "Executive Compensation" in the Company's definitive proxy statement for its 2007 annual stockholders' meeting, excluding, however, the sections titled "Executive Compensation - Performance Graph" and "Executive Compensation - Report on Executive Compensation by the Compensation Committee of the Board of Directors," none of which are incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the sections titled "Share Ownership" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Company's definitive proxy statement for its 2007 annual stockholders' meeting.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

The information required by Item 13 is incorporated by reference from the sections titled "Certain Relationships and Related Transactions" and "Corporate Governance" in the Company's definitive proxy statement for its 2007 annual stockholders' meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the sections titled "Principal Accountant Fees and Services" in the Company's definitive proxy statement for its 2007 annual stockholders' meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

     1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

          The  following   financial  statement  schedules  should  be  read  in
          conjunction with the  consolidated  financial  statements  included in
          Item 8 of this Annual Report on Form 10-K.

     2.   Schedule  III  -  Real  Estate  and   Accumulated   Depreciation   and
          Amortization as of December 31, 2006 and 2005, which can be found on page 76.

     3. The exhibits listed on the Exhibit Index either are filed with this Annual Report on Form 10-K or have been filed previously with the SEC and are incorporated by reference to those prior filings.

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

                                     MISSION WEST PROPERTIES, INC.

      Date: March 15, 2007           By: /s/ Carl E. Berg
                                        ------------------------------------
                                        Carl E. Berg
                                        Chief Executive Officer
                                        (Principal Executive Officer)


      Date: March 15, 2007           By: /s/ Wayne N. Pham
                                        ------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Financial and Accounting
                                        Officer)

--------------------------------------------------------------------------------

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



     Signature                            Title                                  Date
     ---------                            -----                                  ----

/s/  Carl E. Berg
------------------------------ Chairman of the Board, Chief
Carl E. Berg                   Executive Officer and Director               March 15, 2007


/s/  John C. Bolger
------------------------------
John C. Bolger                 Director                                     March 15, 2007


/s/  William A. Hasler
------------------------------
William A. Hasler              Director                                     March 15, 2007


/s/  Lawrence B. Helzel
------------------------------
Lawrence B. Helzel             Director                                     March 15, 2007


/s/  Raymond V. Marino
------------------------------ President, Chief Operating Officer
Raymond V. Marino              and Director                                 March 15, 2007

Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

    3.2.1              Articles of Amendment and Restatement of Mission West Properties, Inc.(1)
    3.2.2              Restated Bylaws of Mission West Properties, Inc.(1)
    10.1.1             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.(2a)
    10.1.2             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I(2a)
    10.1.3             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II(2a)
    10.1.4             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III(2a)
    10.2               Exchange Rights Agreement between Mission West Properties and the Limited Partners(2a)
    10.3.1*            1997 Stock Option Plan(3)
    10.3.2*            Form of Incentive Stock Option Agreement(1)
    10.3.3*            Form of Non-statutory Stock Option Agreement(1)
    10.3.4*            Form of Directors Stock Option Agreement(1)
    10.4.1             Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the
                       Berg Group (as defined therein)(1)
    10.4.2             Amendment of Acquisition Agreement, dated as of July 1, 1998(1) 10.4.3 Form of Partnership Interest Purchase
                       Demand Note (1)
    10.5.1             Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of
                       Common Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same(1)
    10.5.2             Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of
                       Common Stock in a private placement of 695,058 shares and Subscription Agreement relating to same(1)
    10.5.3             Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4,
                       1998 Stock Purchase Agreements (2b)
    10.6               Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the Berg
                       Group(2a)
    10.7               Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group(2a)
    10.8               Berg & Berg Enterprises, Inc. Sublease Agreement(1)
    10.9               Not in use
    10.10              Not in use
    10.11              Not in use
    10.12              Lease Agreement with Apple Computer, Inc.(4a)
    10.13              Lease Agreement with Cisco Systems, Inc,(4b)
    10.14              Lease Agreement with Amdahl Corporation(4c)
    10.15              Prudential Promissory Note(5)
    10.16              Prudential Deed of Trust(5)
    10.17              Prudential Certificate Regarding Distribution(5)
    10.18              Prudential Guaranty(5)
    10.19              Waiver Agreement(6)
    10.20              Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and Paul
                       McCarthy(7)
    10.21              Lease Agreement with Microsoft Corporation, dated July 25, 1998(8)
    10.21.1            Lease Agreement with Microsoft Corporation, dated December 23, 2004(8a)
    10.22              Contribution Agreement(8)
    10.23              Assumption Agreement for Wells Fargo Line of Credit(9)
    10.24              Not in use
    10.25              Not in use
    10.26              Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg(9)
    10.27              Berg Group Revolving Credit - $100,000,000 Secured Promissory Note(10) (Terminated)
    10.27.1            Third Amendment to Berg Group $100,000,000 Revolving Line of Credit(11) (Terminated)
    10.28              Berg Group Deed of Trust Securing Revolving Promissory Note(12)
    10.29              Cupertino National Bank Revolving Credit Loan Agreement(13)
    10.29.1            Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement(14)
    10.29.2            Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement
    10.29.3            Cupertino National Bank Revolving Credit Loan Agreement Change in Terms Agreement


    10.30              Mission West Properties, LP Continuing Guaranty(13)
    10.31              Mission West Properties, LP II Continuing Guaranty(13)
    10.32              Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company(13)
    10.33              Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company(13)
    10.34              Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company(13)
    10.35              Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
    10.36              Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
    10.37              Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
    10.38              Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
    10.39              Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
    10.40              Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
    10.41              Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
    10.42              Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
    10.43              Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
    10.44              Not in use
    10.45              Citicorp USA, Inc.$80,000,000 Secured Promissory Note (15)
    10.45.1            Citicorp USA, Inc.$80,000,000 First Amendment to Promissory Note (11)
    10.45.2            Citicorp USA, Inc.$80,000,000 Second Amendment to Promissory Note (16a)
    10.45.3            Citicorp USA, Inc.$80,000,000 Third Amendment to Promissory Note (16b)
    10.45.4            Citicorp USA, Inc.$80,000,000 Fourth Amendment to Promissory Note (14)
    10.46*             2004 Equity Incentive Plan(17)
    10.47              Allianz Loan Secured Installment Note(18)
    10.48              Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(18)
    10.49              Allianz Loan Limited Guaranty(18)
    10.50*             Form of Non-statutory Stock Option Agreement with Dividend Rights under 2004 Equity Incentive Plan(18)
    10.51              Allianz Loan II Secured Installment Note(19)
    10.52              Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(19)
    10.53              Allianz Loan II Limited Guaranty(19)
    10.54              Allianz Loan II Loan Modification Agreement(19)
    21.1               Subsidiaries of the Registrant (20)
    23.1               Consent of Independent Registered Public Accounting Firm
    23.2               Consent of Independent Registered Public Accounting Firm
    24.1               Powers of Attorney (included on the signature page hereto)
    31.1               Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
    31.2               Certification of Chief Operating Officer pursuant to Rule 13a-14(a)
    31.3               Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
    32.1               Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

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

(5) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4/A filed on October 27, 1998 and declared effective on November 23, 1998.
(6) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-4/A filed on November 16, 1998 and declared effective on November 23, 1998.
(7) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.
(8) Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).
(8a) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005.
(9) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11/A filed on June 15, 1999 (Commission File No. 333-80203).
(10) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 13, 2001.
(11) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 12, 2003.
(12) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1999 filed on March 30, 2000.
(13) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2002 filed on March 27, 2003.
(14) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 2, 2004.
(15) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 15, 2003.
(16a) Incorporated herein by reference to Exhibit 10.45.1 to the annual report on Form 10-K for 2003 filed on July 30, 2004.
(16b) Incorporated herein by reference to Exhibit 10.45.2 to the annual report on Form 10-K for 2003 filed on July 30, 2004.
(17) Incorporated herein by reference to Appendix II to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004.
(18) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005.
(19) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2005.
(20) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.