Form 10-Q
period 2007-03-31
MISSION WEST PROPERTIES INC
filed 2007-05-09
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

               19,640,087 shares outstanding as of April 30, 2007

                          Mission West Properties, Inc.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007


                                      INDEX

PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 2007
              and December 31, 2006 (unaudited).......................................................................2

              Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)........................................................3

              Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2007 and 2006 (unaudited)..................................................4

              Notes to Condensed Consolidated Financial Statements (unaudited)........................................5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................22

     Item 4.  Controls and Procedures................................................................................23


PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings......................................................................................24

     Item 1A. Risk Factors...........................................................................................24

     Item 6.  Exhibits...............................................................................................24

     SIGNATURES......................................................................................................25

     EXHIBITS

          Exhibit 31.1 - Certification Pursuant to Rule 13a-14(a) of the
                         Securities Exchange Act of 1934
          Exhibit 31.2 - Certification Pursuant to Rule 13a-14(a) of the
                         Securities Exchange Act of 1934
          Exhibit 31.3 - Certification Pursuant to Rule 13a-14(a) of the
                         Securities Exchange Act of 1934
          Exhibit 32   - Certification of CEO and CFO Pursuant to 18 U.S.C. ss.
                         1350, as Adopted Pursuant to ss. 906 of the Sarbanes-
                         Oxley Act of 2002

PART I - Financial Information
ITEM 1.  Condensed Consolidated Financial Statements


                          MISSION WEST PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                                                    March 31, 2007         December 31, 2006
                                                                                 ---------------------   ----------------------
                                     ASSETS
Real estate:
    Land                                                                              $  297,765              $  272,223
    Buildings and improvements                                                           757,459                 756,596
    Real estate related intangible assets                                                  6,422                  19,529
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,061,646               1,048,348
    Less accumulated depreciation and amortization                                      (146,653)               (149,459)
                                                                                 ---------------------   ----------------------
       Total investments in real estate, net                                             914,993                 898,889
Cash and cash equivalents                                                                 45,703                  33,785
Restricted cash                                                                           21,503                  48,245
Deferred rent receivable, net                                                             16,894                  18,489
Investment in unconsolidated joint venture                                                 3,155                   3,468
Other assets, net                                                                         25,051                  24,611
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,027,299              $1,027,487
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                            $  345,495              $  348,101
    Mortgage notes payable (related parties)                                               9,549                   9,654
    Interest payable                                                                       1,366                   1,375
    Security deposits                                                                      6,798                   6,977
    Deferred rental income                                                                 7,915                   6,874
    Dividends and distributions payable                                                   16,745                  16,745
    Accounts payable and accrued expenses                                                  8,795                   7,601
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 396,663                 397,327
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 10)

Minority interests                                                                       498,970                 501,282
                                                                                 ---------------------   ----------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                              -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized,
      19,625,587 and 19,443,587 shares issued and outstanding
      at March 31, 2007 and December 31, 2006                                                 20                      19
  Paid-in capital                                                                        152,094                 149,541
  Accumulated deficit                                                                    (20,448)                (20,682)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          131,666                 128,878
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,027,299              $1,027,487
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

                          MISSION WEST PROPERTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                               Three months ended March 31,
                                                           --------------------------------------
                                                                 2007                2006
                                                           ------------------ -------------------
Revenues:
   Rental revenue from real estate                                 $21,338            $24,048
   Above market lease intangible asset amortization                 (4,091)              (472)
   Tenant reimbursements                                             3,227              3,197
   Lease termination fees                                           10,109             16,056
   Other income, including interest                                  3,056                729
                                                           ------------------ -------------------
        Total revenues                                              33,639             43,558
                                                           ------------------ -------------------

Expenses:
   Property operating, maintenance and real estate taxes             4,546              4,506
   Interest                                                          5,069              5,323
   Interest (related parties)                                          184                192
   General and administrative                                          713                635
   Depreciation and amortization of real estate                      6,210              5,214
                                                           ------------------ -------------------
        Total expenses                                              16,722             15,870
                                                           ------------------ -------------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                             16,917             27,688
Equity in earnings of unconsolidated joint venture                     337                331
Minority interests                                                 (13,879)           (22,951)
                                                           ------------------ -------------------
   Income from continuing operations                                 3,375              5,068
                                                           ------------------ -------------------

Discontinued operations, net of minority interests:
Income attributable to discontinued operations                           -                 84
                                                           ------------------ -------------------
   Income from discontinued operations                                   -                 84
                                                           ------------------ -------------------

Net income to common stockholders                                  $ 3,375            $ 5,152
                                                           ================== ===================
Net income to minority interests                                   $13,879            $23,390
                                                           ================== ===================
Income per common share from continuing operations:
   Basic                                                           $0.17              $0.27
                                                           ================== ===================
   Diluted                                                         $0.17              $0.27
                                                           ================== ===================
Income per common share from discontinued operations:
   Basic                                                               -              $0.01
                                                           ================== ===================
   Diluted                                                             -              $0.01
                                                           ================== ===================
Net income per common share to common stockholders:
   Basic                                                           $0.17              $0.28
                                                           ================== ===================
   Diluted                                                         $0.17              $0.28
                                                           ================== ===================
Weighted average shares of common stock outstanding (basic)     19,582,787          18,455,897
                                                           ================== ===================
Weighted average shares of common stock outstanding (diluted)   19,889,453          18,520,297
                                                           ================== ===================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                  Three months ended March 31,
                                                                                             ---------------------------------------
                                                                                                    2007                2006
                                                                                             ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                                     $3,375               $5,152
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests                                                                      13,879               23,390
            Minority interest distributions                                                        (13,826)             (13,967)
            Depreciation and amortization of real estate and in-place leases                         6,210                5,479
            Amortization of above market lease                                                       4,091                  472
            Equity in earnings of unconsolidated joint venture                                        (337)                (331)
            Distributions from unconsolidated joint venture                                            650                  255
            Interest earned on restricted cash                                                        (519)                (121)
            Lease termination fee income related to restricted cash                                  1,635              (11,147)
            Stock-based compensation expense                                                           159                   59
            Other                                                                                       20                    7
     Changes in operating assets and liabilities:
            Deferred rent receivable                                                                 1,595                  678
            Other assets                                                                              (364)              (2,823)
            Interest payable                                                                            (9)                   -
            Security deposits                                                                         (179)              (1,439)
            Deferred rental income                                                                   1,041                4,482
            Accounts payable and accrued expenses                                                    1,182                1,987
                                                                                             ------------------- -------------------
     Net cash provided by operating activities                                                      18,603               12,133
                                                                                             ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                               (863)                 (79)
     Purchase of real estate                                                                       (25,626)             (13,447)
     Restricted cash released for purchase of real estate                                           25,626               13,477
     Excess restricted cash                                                                              -                1,835
                                                                                             ------------------- -------------------
     Net cash (used in)/provided by investing activities                                              (863)               1,756
                                                                                             ------------------- -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                    (2,606)              (2,472)
    Principal payments on mortgage notes payable (related parties)                                    (105)                 (96)
    Net proceeds from exercise of stock options                                                          -                  125
    Dividends paid to common stockholders                                                           (3,111)              (2,950)
                                                                                             ------------------- -------------------
     Net cash used in financing activities                                                          (5,822)              (5,393)
                                                                                             ------------------- -------------------
     Net increase in cash and cash equivalents                                                      11,918                8,496
Cash and cash equivalents, beginning of period                                                      33,785               31,441
                                                                                             ------------------- -------------------
Cash and cash equivalents, end of period                                                           $45,703              $39,937
                                                                                             =================== ===================
Supplemental information:
    Cash paid for interest                                                                          $4,202               $5,338
                                                                                             =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P. units                                          $2,394               $  589
                                                                                             =================== ===================

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

1.   Organization and Formation of the Company

     Mission West Properties, Inc. (the "Company") is a fully integrated, self-administered and self-managed real estate company that acquires and manages R&D/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% of four existing limited partnerships (referred to collectively as the "operating partnerships") and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. All limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership ("O.P.") units, which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

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

     As of March 31, 2007, the Company owns a controlling general partnership interest of 20.00%, 21.78%, 16.26% and 12.48% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents an 18.71% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 107 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2007 and 2006.

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

2.   Basis of Presentation

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 31, 2007, their consolidated results of operations for the three months ended March 31, 2007 and 2006, and their cash flows for the three months ended March 31, 2007 and 2006. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 and related footnote disclosures are unaudited. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The Company consolidates all variable interest entities ("VIE") in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As of March 31, 2007, the Company consolidated one VIE in the accompanying condensed consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 5 for further discussion of this transaction.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At March 31, 2007, the Company had one stock-based compensation plan. The Company has adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of operations, cash flows or financial position.

     In the first quarter of 2007, stock options to purchase 710,000 shares of common stock were granted to four employees, three non-employee directors and four consultants, which vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $12.09 per share. The estimated fair value of the options granted in 2007 was $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.3%, volatility of 18.94%, risk free rates of 4.5% and an expected life of six years. All options were granted at the fair market value at the date of grant.

     The following table shows the activity and detail for the 2004 Equity Incentive Plan.

                                                 2004 Equity      Weighted Average
                                                  Incentive         Option Price
                                                     Plan             Per Share
                                               ---------------    ------------------
          Balance, December 31, 2006              1,037,100              $10.48
              Options granted                       710,000              $12.09
              Options exercised                           -
              Options cancelled                           -
                                               ---------------
          Balance, March 31, 2007                 1,747,100              $11.13
                                               ===============

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying condensed consolidated statements of operations. Under SFAS 123R, the Company recorded approximately $159 and $59 of expense for share-based compensation relating to grants of stock options for the three months ended March 31, 2007 and 2006, respectively.

     As of March 31, 2007, there was approximately $965 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

     MINORITY INTERESTS
     Minority interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of March 31, 2007, these interests accounted for approximately 81.29% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage.

     Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and operating partnership units outstanding for each operating partnership in relation to the total for all four operating partnerships.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the previously reported 2006 condensed consolidated financial statements in order to conform to the 2007 presentation.

     The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2006 audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K filed on March 15, 2007.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

2.   REAL ESTATE

     On March 8, 2007, the Company acquired approximately 50 acres of vacant land in Morgan Hill, California, which could support approximately 725,000 rentable square feet of space. The land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use. The acquisition price for this property was approximately $25,543 and was funded from a portion of the proceeds received from the Samaritan property sale, which was classified as restricted cash as of December 31, 2006.

3.   RESTRICTED CASH

     Restricted cash totaled approximately $21,503 as of March 31, 2007. Of this amount, approximately $18,254 represents proceeds received from a property sale and interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges. The remaining $3,249 represents cash held by the Company's consolidated VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE.

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

     Under FIN 46R, for an entity to qualify as a VIE one or more of the following three characteristics must exist:

     1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support by any parties, including the equity holders.
     2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

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

     In March 2006, one of the Company's tenants, JDS Uniphase ("JDS"), entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 252,000 rentable square feet located in San Jose, California. M&M assumed all of JDS's remaining obligations under these leases, acquired certain personal property of JDS located on the premises and received a payment of approximately $11,147. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with JDS, pursuant to which all of the JDS's obligations under these leases have been effectively transferred to M&M. M&M must continue to perform all of the obligations under the assumed JDS leases and has the right to sublease any or all of the 252,000 rentable square feet vacated by JDS for the remainder of the current lease terms, which expire in 2006 and 2007. Under the terms of the agreement, the Company will receive monthly rent payments of approximately $733 from April 2006 through December 2006, $545 from January 2007 through August 2007 and $330 from September 2007 through November 2007. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that the Company is the primary beneficiary of this variable interest entity and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of approximately $11,147 in March 2006.

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

5.   STOCK TRANSACTIONS

     During the three months ended March 31, 2007, two limited partners exchanged a total of 182,000 O.P. units for 182,000 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $2,394 from minority interests to paid-in capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

6.   DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the condensed consolidated statements of operations. Prior period condensed consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were sold and presented as discontinued operations in 2006. All periods presented in this report will likely require further reclassification in future periods if there are properties held for sale or property sales occur.

     The Company classified three R&D properties as assets held for sale in the third quarter of 2006 and sold them in the fourth quarter of 2006, which qualified as discontinued operations. Condensed results of operations for these properties for the three months ended March 31, 2006 are as follows:

                                                              Three Months Ended March 31,
                                                                 2007             2006
                                                              -----------     ------------
                                                                 (dollars in thousands)
                                                                       (unaudited)
         Revenues
            Rental revenue from real estate                         -           $ 740
            Tenant reimbursements                                   -             112
            Other income                                            -               3
                                                              -----------     ------------
               Total revenues                                       -             855
                                                              -----------     ------------

         Expenses
            Property operating, maintenance and real estate taxes   -             175
            Depreciation of real estate                             -             157
                                                              -----------     ------------
              Total expenses                                        -             332
                                                              -----------     ------------

         Income from discontinued operations                        -             523
         Minority interest in earnings attributable to
             discontinued operations                                -            (439)
                                                              -----------     ------------
         Income from discontinued operations                        -           $  84
                                                              ===========     ============

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

     The computation for weighted average shares is detailed below:


                                                            Three Months Ended March 31,
                                                               2007              2006
                                                         ---------------    --------------
         Weighted average shares outstanding (basic)       19,582,787        18,455,897
         Incremental shares from assumed option exercise      306,666            64,400
                                                         ---------------    --------------
         Weighted average shares outstanding (diluted)     19,889,453        18,520,297
                                                         ===============    ==============

     Outstanding options to purchase 647,000 shares in 2006 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at March 31, 2007 and 2006 was 85,024,199 and 86,038,095, respectively.

8.   RELATED PARTY TRANSACTIONS

     As of March 31, 2007, the Berg Group owned 77,392,648 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of March 31, 2007 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company's common stock.

     As of March 31, 2007, debt in the amount of approximately $9,549 was due the Berg Group under a mortgage note established on May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $184 and $192 for the three months ended March 31, 2007 and 2006, respectively.

     During the first three months of 2007 and 2006, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $361 and $132 in rental revenue during the three months ended March 31, 2007 and 2006, respectively.

     Under the Company's charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring or holding shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement.

     In March 2006, the Company and Fujitsu Limited, or Fujitsu, agreed to the termination of a lease for one building consisting of approximately 125,000 rentable square feet. Fujitsu is responsible for repairing damage to the building and with the Company's Independent Directors Committee approval has hired Berg & Berg Enterprises, LLC to perform the restoration work for a total of approximately $4,500. This restoration work is estimated to be completed by the end of the second quarter of 2007.

     The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company has recorded this portion of the purchase price paid to the Berg Group in "Other assets" on its condensed consolidated balance sheets. The Berg Group plans to satisfy this commitment to complete certain tenant improvements when requested by the Company following the approval of the Independent Directors Committee.

     The Berg Group has an approximately $7,500 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company has recorded this portion of the purchase price paid to the Berg Group in "Other assets" on its condensed consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg, for the Company's headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were approximately $23 for each of the three-month periods ended March 31, 2007 and 2006.

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

     MISSION WEST PROPERTIES, L.P. V. REPUBLIC PROPERTIES CORPORATION, ET AL. SANTA CLARA COUNTY SUPERIOR COURT, CASE NO. CV 796249. Republic Properties Corporation ("RPC") is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. ("MWP") had the right to obtain RPC's entire interest in Hellyer LP in the

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (dollars in thousands, except share, per share, O.P. units and per square footage amounts)
                                   (unaudited)

     event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to Berg & Berg Enterprises, Inc. Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006 Maryland's highest Court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. The Court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company is in the process of seeking a writ from the California State Court of Appeal for the Sixth District directing the Superior Court to sustain the demurrer.

     The Company has a receivable from a Berg Group affiliate for the amount of distributions it received as the successor to RPC's interest in the Hellyer LP. Furthermore, the Company has never accounted for the 50% interest of RPC as its asset, and if it is ultimately determined that RPC should have retained that interest or it reacquires that interest, the Company's balance sheet and financial condition would not be impacted. Although to date, the Company has consolidated the assets, liabilities and operating results of the Hellyer LP and allocated 50% of the operating income to the minority interest holder.

     In January 2004, the Global Crossing Estate Representative, for Itself and the Liquidating Trustee of the Global Crossing Liquidating Trust v. Mission West Properties L.P. filed an action in United States Bankruptcy Court Southern District of New York Case No. 02-40188 (REG) asserting that payments of approximately $815 made in the ordinary course of business within 90 days of the Global Crossing bankruptcy filing were avoidable preference payments. During the course of settlement discussions with Global Crossing's representative, we learned that we would receive only 2-3% of our unsecured claim of approximately $16,711 for unpaid rent from the final distribution of the assets and proceeds of bankruptcy estate. On February 21, 2007, we and the Liquidating Trustee entered into a settlement agreement under which the $815 claim against us was dismissed and we agreed to accept a payment of approximately $301 as a final settlement of our unsecured claim for unpaid rent.

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of March 31, 2007.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of March 31, 2007.

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

     ASSET DISPOSITIONS SUBJECT TO CERTAIN CONDITIONS
     The Company has entered into a sale agreement with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyer, this asset does not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the asset for which the Company has executed sales contract that is subject to material conditions as previously described:

        Property                   Number of Building    Rentable Square Feet           Acre              Sales Price
        --------                   ------------------    --------------------           ----              -----------
        Morse Avenue
        Sunnyvale, California               1                   39,200                  2.25                 $8,300


11.  SUBSEQUENT EVENTS

     On April 5, 2007, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of March 30, 2007. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16,745.

     On April 20, 2007, the Company acquired three office/R&D buildings comprised of approximately 149,000 rentable square feet in Milpitas, California for approximately $15,351. The acquisition was funded from a portion of the proceeds received from the Samaritan property sale, which was classified as restricted cash as of March 31, 2007. With the exception of one lease, the property was purchased without any long-term tenants.

     On April 27, 2007, the Company acquired approximately 5 acres of vacant land in Morgan Hill, California, which could support approximately 73,000 rentable square feet of space. The land is currently zoned for industrial use. The acquisition price for this property was approximately $2,297 and was funded from the remaining proceeds received from the Samaritan property sale, which was classified as restricted cash as of March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. The following discussion includes forward-looking statements, including but not limited to, statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described under the sub-heading, "Forward-Looking Information," below.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Additionally, all disclosures under Part I, Item 3 constitute forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following:

-    economic conditions generally and the real estate market specifically,
-    the occupancy rates of the properties,
-    rental rates on new and renewed leases,
- legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
-    availability of capital,
-    interest rates,
-    competition,
- supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
-    tenant defaults and bankruptcies,
-    lease term expirations and renewals, and
-    changes  in  general   accounting   principles,   policies  and  guidelines
     applicable to REITs.

In addition, the actual timing of development, construction, and leasing on any projects that we believe we may acquire in the future under the Berg Land
Holdings Option Agreement is presently unknown, and reliance should not be placed on estimates concerning these projects. These risks and uncertainties, together with the other risks described under Part I, Item 1A - "Risk Factors" of our 2006 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission ("SEC"), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2007, we owned and managed 107 properties totaling approximately 7.7 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2007, the four tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, NEC Electronics America, Inc. (a subsidiary of NEC Electronics Corporation), Ciena Corporation and Apple Computer, Inc. For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust ("REIT") since the beginning of fiscal 1999.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. The Silicon Valley R&D property market has historically fluctuated with the local economy. The Silicon Valley economy and business activity have slowed markedly since 2001 after fast-paced growth in 1999 and 2000. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), the vacancy rate for Silicon Valley R&D property was approximately 18.3% in late 2006 and 18.6% at the end of the first quarter of 2007. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2007 amounted to
28.8 million square feet, of which 19.6%, or 5.6 million square feet, was being offered under subleases. According to the BT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2006 amounted to approximately 1.9 million square feet, but in the first three months of 2007, there was total negative net absorption of approximately (0.3) million square feet. According to the BT Report, average asking market rent per square foot at the end of the first quarter of 2007 was $1.05 compared to $0.99 in late 2006. The Silicon Valley R&D property market has been characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, however, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket.

Our occupancy rate at March 31, 2007 was 69.4% compared to 67.3% at March 31, 2006. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 492,000 rentable square feet are expiring prior to the end of 2007. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2007 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

BUSINESS COMBINATIONS. Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market, including lease origination and lease up period costs, and above and below market in place leases, and the determination of their useful lives are guided by a combination of SFAS 141 and management's estimates. Amortization expense of above and below market lease intangible asset is offset against rental revenue in the revenue section while amortization of in-place lease value intangible asset is included in depreciation and amortization of real estate in the expense section of our condensed consolidated statements of operations. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

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

STOCK-BASED COMPENSATION. In December 2004, the FASB issued SFAS 123R, which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123 and supersedes APB 25. SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. We have adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on our condensed consolidated statements of operations or financial position. Compensation cost under SFAS 123R may differ due to different assumptions and treatment of forfeitures.

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

SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), establishes accounting standards for recognizing profit or loss on sales of real estate. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

As of March 31, 2007, through our controlling interests in the operating partnerships, we owned 107 properties totaling approximately 7.7 million rentable square feet compared to 109 properties totaling approximately 7.9 million rentable square feet owned by us as of March 31, 2006. This represents a net decrease of approximately 2.5% in total rentable square footage, as we acquired one R&D property consisting of approximately 42,100 rentable square feet and sold three R&D properties consisting of approximately 235,100 rentable square feet since the first quarter of 2006.

Rental revenue from real estate for the three months ended March 31, 2007 compared to the same three-month period in 2006 is as follows:

                                  Three Months Ended March 31,
                                                                                           % Change by
                                     2007              2006              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)
       Same Property (1)           $20,784            $23,937            ($3,153)             (13.2%)
       2006 Acquisitions               554                111                443              399.1%
                                 -------------     --------------     ---------------
          Total                    $21,338            $24,048            ($2,710)             (11.3%)
                                 =============     ==============     ===============

(1) "Same Property" is defined as properties owned by us prior to 2006 that we still owned as of March 31, 2007.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended March 31, 2007, rental revenue from real estate decreased by approximately ($2.7) million, or 11.3%, from $24.0 million for the three months ended March 31, 2006 to $21.3 million for the three months ended March 31, 2007. The decline in rental revenue resulted primarily from lower rental rates on lease renewals and the loss of several tenants due to lease terminations, bankruptcy, relocation or cessation of their operations since March 31, 2006, all of which resulted from current adverse market conditions. Rental revenue was offset by amortization expense of ($4.1) million and ($0.5) million for an above-market lease intangible asset for the three months ended March 31, 2007 and 2006, respectively. The increase was attributable to a lease termination. Our occupancy rate at March 31, 2007 was approximately 69.4%, compared to approximately 67.3% at March 31, 2006.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of March 31, 2007, we had investments in three R&D buildings, totaling 466,600 rentable square feet, through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2007, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.34 million compared to equity in earnings of $0.33 million for the same period in 2006. The occupancy rate for the properties owned by this joint venture at March 31, 2007 and 2006 was approximately 100% and 78.7%, respectively.

LEASE TERMINATION INCOME
Lease termination fees for the three months ended March 31, 2007 and 2006 were approximately $10.1 million and $16.1 million, respectively. These fees were paid by tenants who terminated their lease obligations before the end of the contractual term of the lease. We do not consider those transactions to be recurring items.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income of approximately $3.1 million for the three months ended March 31, 2007 included approximately $1.6 million from a forfeited deposit under a contract for the sale of property, $0.9 million from interest, $0.3 million from management fees, $0.3 million from a bankruptcy settlement claim and miscellaneous income. Other income of approximately $0.7 million for the three months ended March 31, 2006 included approximately $0.4 million from interest and $0.3 million from management fees.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the first quarter of 2007 remained the same at approximately $4.5 million compared to the same period in 2006. Tenant reimbursements also remained the same at approximately $3.2 million compared to the same period in 2006. Certain expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties, however. General and administrative expenses increased by approximately $0.1 million, or 12.3%, from $0.6 million to $0.7 million for the three months ended March 31, 2006 and 2007, respectively. The increase in general and administrative expenses was primarily a result of higher salaries and wages and stock-based compensation expense.

Real estate depreciation and amortization expense increased by approximately $1.0 million, or 19.1%, from $5.2 million to $6.2 million for the three months ended March 31, 2006 and 2007, respectively. The increase was attributable primarily to the write-offs of additional amortization expense relating to in-place lease value intangible asset pursuant to SFAS 141 in connection with two lease terminations.

Interest expense decreased by approximately ($0.1) million, or 2.8%, from $5.2 million for the three months ended March 31, 2006 to $5.1 million for the three months ended March 31, 2007 due to lower total debt in 2007. Interest expense (related parties) was approximately $0.2 million for the three months ended March 31, 2007 and 2006. Total debt outstanding, including amounts due related parties, decreased by approximately ($10.0) million, or 2.7%, from $365.0 million as of March 31, 2006 to $355.0 million as of March 31, 2007. Overall interest expense, including amounts paid to related parties, for the quarter ended March 31, 2007 decreased by approximately ($0.2) million compared to the same quarter a year ago.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three months ended March 31, 2006.

                                                          Three Months Ended March 31,
                                                             2007             2006
                                                         ------------     ------------
                                                             (dollars in thousands)
                                                                  (unaudited)
    Income attributable to discontinued operations             -            $ 523
    Minority interest in earnings attributable to
        discontinued operations                                -             (439)
                                                         ------------     ------------
    Income from discontinued operations                        -           $   84
                                                         ============     ============

In accordance with our adoption of SFAS 144, in the third quarter of 2006 we classified three R&D properties as assets held for sale and sold them in the fourth quarter of 2006 and classified them as discontinued operations. The income to common stockholders and minority interests attributable to discontinued operations from these three properties for the three months ended March 31, 2006 was approximately $84,000 and $439,000, respectively.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
Net income to common stockholders decreased by approximately ($1.8) million, or 34.5%, from $5.2 million for the three months ended March 31, 2006 to $3.4 million for the same period in 2007. The minority interest portion of income decreased by approximately ($9.5) million, or 40.7%, from $23.4 million for the three months ended March 31, 2006 to $13.9 million for the three months ended March 31, 2007. The decline in the quarter's net income for both common stockholders and minority interests was primarily due to lower rental and termination fee income in the first quarter of 2007.

Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 81% and 82% as of March 31, 2007 and 2006, respectively.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the three months ended March 31, 2007 resulted from the acquisition of 50 acres of vacant land. In addition, total stockholders' equity increased from the issuance of common stocks upon the exchange of O.P. units.

At March 31, 2007, total investments in properties increased on a net basis by approximately $13.3 million from December 31, 2006 because of the acquisition of 50 acres of vacant land and tenant improvements during the first quarter of 2007.

Total stockholders' equity, net, increased by approximately $2.8 million from December 31, 2006 as we obtained additional capital from the issuance of 182,000 shares of our common stock for the exchange of O.P. units and a decrease in accumulated deficit of approximately $0.2 million. The newly issued shares of common stock increased additional paid-in capital by approximately $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a slight increase in operating cash flows from our operating property portfolio in 2007 as compared to 2006. The increase in cash flows reflects cash received from early lease terminations. If we are unable to lease a significant portion of the approximately 492,000 rentable square feet scheduled to expire during the remainder of 2007 or an equivalent amount of our currently available space of approximately 2.4 million rentable square feet, our operating cash flows may be affected adversely. With the expectation of lower rental revenues for the remainder of 2007, we expect the properties' net operating income to continue to show year over year declines when compared to 2006. As noted above, we expect cash flows from operating activities to increase primarily from lease terminations and offset by lower rental revenues driven by excess capacity of commercial office and R&D space in the Silicon Valley. We are subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Santa Clara Valley National Bank ("SCVNB"). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other  presently  anticipated  liquidity  requirements in 2007. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on the line of credit with SCVNB. We expect our total interest expense to increase through new financing activities. In the remainder of 2007, we will be obligated to make payments totaling approximately $8.3 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

Cash and cash equivalents increased by approximately $11.9 million from $33.8 million as of December 31, 2006 to $45.7 million as of March 31, 2007 primarily from lease termination fees.

Restricted cash totaled approximately $21.5 million as of March 31, 2007. Of this amount, approximately $18.3 million represents proceeds received from a property sale and interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges. The remaining $3.2 million represents cash held by our VIE from a lease termination in 2006. We include this in our restricted cash under the principles of FIN 46R. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements, however. The restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On April 5, 2007, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of March 30, 2007. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16.7 million. For the remainder of 2007, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
At March 31, 2007, we had total indebtedness of approximately $355.0 million, including $345.4 million of fixed rate mortgage debt and $9.6 million under the Berg Group mortgage note (related parties), as detailed in the table below. The Allianz and SCVNB loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2007, we were in compliance with these loan covenants.

CONTRACTUAL OBLIGATIONS
The following table identifies our contractual obligations as of March 31, 2007 that will impact our liquidity and cash flow in future periods:

                                   ------------ ------------ ------------- ------------ ------------- ------------ ------------
                                       2007         2008         2009          2010         2011       Thereafter      Total
                                   ------------ ------------ ------------- ------------ ------------- ------------ ------------
                                                                      (dollars in thousands)
    Long-Term Debt Obligations (1)    $8,300      $121,589        $9,561     $10,105       $10,681      $194,808     $355,044
    Operating Lease Obligations (2)       95            24             -           -             -             -          119
                                   ------------ ------------ ------------- ------------ ------------- ------------ ------------
    Total                             $8,395      $121,613        $9,561     $10,105       $10,681      $194,808     $355,163
                                   ============ ============ ============= ============ ============= ============ ============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of March 31, 2007:

                                                                                                              Maturity     Interest
             Debt Description                        Collateral Properties                  Balance             Date         Rate
--------------------------------------------- --------------------------------------  --------------------  ------------- ----------
                                                                                     (dollars in thousands)
Line of Credit:
Santa Clara Valley National Bank              Not Applicable                                      -              12/07         (3)
                                                                                      --------------------

Mortgage Notes Payable (related parties):     5300 & 5350 Hellyer Avenue, San Jose, CA     $  9,549               6/10       7.65%

                                                                                      --------------------
Mortgage Notes Payable (1):
Prudential Insurance Company of America (2)   10300 Bubb Road, Cupertino, CA                114,396              10/08       6.56%
                                              10500 N. De Anza Boulevard, Cupertino, CA
                                              4050 Starboard Drive, Fremont, CA
                                              45700 Northport Loop, Fremont, CA
                                              45738 Northport Loop, Fremont, CA
                                              450 National Avenue, Mountain View, CA
                                              6311 San Ignacio Avenue, San Jose, CA
                                              6321 San Ignacio Avenue, San Jose, CA
                                              6325 San Ignacio Avenue, San Jose, CA
                                              6331 San Ignacio Avenue, San Jose, CA
                                              6341 San Ignacio Avenue, San Jose, CA
                                              6351 San Ignacio Avenue, San Jose, CA
                                              3236 Scott Boulevard, Santa Clara, CA
                                              3560 Bassett Street, Santa Clara, CA
                                              3570 Bassett Street, Santa Clara, CA
                                              3580 Bassett Street, Santa Clara, CA
                                              1135 Kern Avenue, Sunnyvale, CA
                                              1212 Bordeaux Lane, Sunnyvale, CA
                                              1230 E. Arques, Sunnyvale, CA
                                              1250 E. Arques, Sunnyvale, CA
                                              1170 Morse Avenue, Sunnyvale, CA
                                              1600 Memorex Drive, Santa Clara, CA
                                              1688 Richard Avenue, Santa Clara, CA
                                              1700 Richard Avenue, Santa Clara, CA
                                              3540 Bassett Street, Santa Clara, CA
                                              3542 Bassett Street, Santa Clara, CA
                                              3544 Bassett Street, Santa Clara, CA
                                              3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Co. (4)    1750 Automation Parkway, San Jose, CA          87,549               1/13       5.64%
                                              1756 Automation Parkway, San Jose, CA
                                              1762 Automation Parkway, San Jose, CA
                                              6320 San Ignacio Avenue, San Jose, CA
                                              6540-6541 Via Del Oro, San Jose, CA
                                              6385-6387 San Ignacio Avenue, San Jose, CA
                                              2251 Lawson Lane, Santa Clara, CA
                                              1325 McCandless Drive, Milpitas, CA
                                              1650-1690 McCandless Drive, Milpitas, CA
                                              20605-20705 Valley Green Drive, Cupertino, CA

Allianz Life Insurance Co.(Allianz Loan I)(5) 5900 Optical Court, San Jose, CA               24,409               8/25       5.56%


Allianz Life Insurance Co.(Allianz Loan II)(5)5325-5345 Hellyer Avenue, San Jose, CA        119,141               8/25       5.22%
                                              1768 Automation Parkway, San Jose, CA
                                              2880 Scott Boulevard, Santa Clara, CA
                                              2890 Scott Boulevard, Santa Clara, CA
                                              2800 Scott Boulevard, Santa Clara, CA
                                              20400 Mariani Avenue, Cupertino, CA
                                              10450-10460 Bubb Road, Cupertino, CA
                                                                                      --------------------
                                                                                            345,495
                                                                                      --------------------

                                                                                      --------------------
TOTAL                                                                                      $355,044
                                                                                      ====================

(1) Mortgage notes payable generally require monthly installments of principal and interest ranging from approximately $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.84% at March 31, 2007.
(2) The Prudential Insurance loan is payable in monthly installments of approximately $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(3) Interest rate equal to LIBOR plus 1.75%. The Santa Clara Valley National Bank line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of March 31, 2007, the Company was in compliance with these loan covenants.
(4) The Northwestern loan is payable in monthly installments of approximately $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(5) The Allianz loans are payable in monthly aggregate installments of approximately $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of March 31, 2007, the Company was in compliance with these loan covenants.

At March 31, 2007, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $14.46 per share on March 30, 2007) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 19.0%. On March 30, 2007, the last trading day for the quarter, total market capitalization was approximately $1.87 billion.

At March 31, 2007, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $1.9 million. The due date of these notes has been extended to September 30, 2008. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Net cash provided by operating activities for the three months ended March 31, 2007 was approximately $18.6 million compared to $12.1 million for the same period in 2006. The increase resulted primarily from the cash receipts associated with lease termination fees, a forfeited deposit under a contract for the sale of property, rent payments from M&M, LLC (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, above) in 2007, and because we incurred higher leasing commission payments (included in Other assets) in 2006 compared to 2007.

Net cash (used in)/provided by investing activities was approximately ($0.9) million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities during the three months ended March 31, 2007 related principally to the acquisition of 50 acres of vacant land at the Morgan Hill Ranch for approximately $25.5 million. The Morgan Hill Ranch acquisition was completed as a tax-deferred exchange transaction involving our former R&D properties at 2033-2243 Samaritan Drive in San Jose, California. Capital expenditures for real estate improvements were approximately $0.9 million for the three months ended March 31, 2007.

Cash provided by investing activities during the three months ended March 31, 2006 related principally to the acquisition of the property at 233 South Hillview Drive for approximately $13.5 million, pursuant to a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way in San Jose, California. Excess restricted cash of approximately $1.8 million from the sale of 800 Embedded Way was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $79,000 for the three months ended March 31, 2006.

Net cash used in financing activities was approximately ($5.8) million for the three months ended March 31, 2007 compared to approximately ($5.4) million for the three months ended March 31, 2006. During the first three months of 2007, we used approximately $2.7 million to pay outstanding debt and paid approximately $3.1 million of dividends to common stockholders. During the same period in 2006, we received approximately $0.1 million from stock option exercises, used approximately $2.6 million to pay outstanding debt and paid approximately $2.9 million of dividends to common stockholders.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. unit holders, computed in accordance with GAAP, plus non-recurring events other than "extraordinary items" under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared to other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests represented by O.P. Units that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties.

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do.

FFO for the three months ended March 31, 2007 and 2006, as reconciled to net income available to common stockholders, are summarized in the following table:

                                                    Three Months Ended March 31,
                                                    2007                   2006
                                             ------------------     ------------------
                                                        (dollars in thousands)
Net income to common stockholders                 $ 3,375                $ 5,152
Add:
 Minority interests (1)                            13,755                 23,256
 Depreciation and amortization of real estate(2)    6,775                  6,118
                                             ------------------     ------------------
FFO                                               $23,905                $34,526
                                             ==================     ==================

(1) Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage. The minority interests for third parties totaling approximately $124 and $135 for the three months ended March 31, 2007 and 2006, respectively, was deducted from total minority interests in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $189 and $211 for the three months ended March 31, 2007 and 2006, respectively. Also includes our amortization of leasing commissions of approximately $376 and $428 for the three months ended March 31, 2007 and 2006, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's condensed consolidated statements of operations.

The decline in FFO year-over-year was primarily due to lower rental and termination fee income and higher amortization expense for an above-market lease intangible asset in 2007 compared to 2006.

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

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. The adoption of FIN 48 on January 1, 2007 is not expected to have a significant impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 and currently cannot estimate the impact to our consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2007. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2007 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                        Nine
                                       Months             Year Ending December 31,
                                      Remaining -----------------------------------------------
                                        2007       2008        2009         2010        2011     Thereafter    Total     Fair Value
                                    ------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
 Fixed Rate Debt:
   Secured notes payable               $8,300    $121,589     $9,561      $10,105     $10,681     $194,808   $355,044     $462,178
   Weighted average interest rate       5.84%       5.84%      5.84%        5.84%       5.84%        5.84%

The primary market risks we face are interest rate fluctuations. We pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at March 31, 2007.

As of March 31, 2007, we had no interest rate risk since there was no variable rate debt outstanding.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of March 31, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference from Part I "Item 1. - Notes to Condensed Consolidated Financial Statements - Note 10 - Commitments and Contingencies."

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report, you should carefully review the factors discussed under Item 1A of our 2006 Form 10-K which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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


                                              Mission West Properties, Inc.
                                              (Registrant)


Date: May 8, 2007                             By:    /s/ Carl E. Berg
                                                 -------------------------------
                                                 Carl E. Berg
                                                 Chief Executive Officer


Date: May 8, 2007                             By:    /s/ Wayne N. Pham
                                                 -------------------------------
                                                 Wayne N. Pham
                                                 Vice President of Finance and
                                                 Controller
                                                 (Principal Accounting Officer
                                                 and Duly Authorized Officer)