Form 10-Q
period 2007-09-30
MISSION WEST PROPERTIES INC
filed 2007-11-08
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer[ ]  Accelerated filer[X]  Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              19,640,087 shares outstanding as of October 31, 2007

                          Mission West Properties, Inc.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007


                                      INDEX

                                                                                                                    Page
Part I        Financial Information                                                                                 ----

   Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30, 2007
              and December 31, 2006 (unaudited).......................................................................2

              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)...........................................3

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2007 and 2006 (unaudited)...............................................4

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

   Item 4.    Controls and Procedures................................................................................24

Part II       Other Information

   Item 1.    Legal Proceedings......................................................................................25

   Item 1A.   Risk Factors...........................................................................................25

   Item 5.    Other Information......................................................................................25

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

PART I - Financial Information
ITEM 1.  Condensed Consolidated Financial Statements


                          MISSION WEST PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                                                  September 30, 2007       December 31, 2006
                                                                                 ---------------------   ----------------------
                                     ASSETS
Real estate:
    Land                                                                              $  312,152              $  272,223
    Buildings and improvements                                                           764,408                 756,596
    Real estate related intangible assets                                                  6,422                  19,529
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,082,982               1,048,348
    Less accumulated depreciation and amortization                                      (155,619)               (149,459)
                                                                                 ---------------------   ----------------------
       Total investments in real estate, net                                             927,363                 898,889
Cash and cash equivalents                                                                 37,800                  33,785
Restricted cash                                                                           65,468                  48,245
Deferred rent receivable, net                                                             14,523                  18,489
Investment in unconsolidated joint venture                                                 2,835                   3,468
Other assets, net                                                                         25,522                  24,611
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,073,511              $1,027,487
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                            $  340,225              $  348,101
    Mortgage notes payable (related parties)                                               9,335                   9,654
    Interest payable                                                                       1,334                   1,375
    Security deposits                                                                      4,738                   6,977
    Deferred rental income                                                                 4,021                   6,874
    Dividends and distributions payable                                                   16,832                  16,745
    Accounts payable and accrued expenses                                                 22,906                   7,601
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 399,391                 397,327
                                                                                 ---------------------   ----------------------
Commitments and contingencies (Note 10)

Minority interests                                                                       534,268                 501,282
                                                                                 ---------------------   ----------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                              -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized,
      19,640,087 and 19,443,587 shares issued and outstanding
      at September 30, 2007 and December 31, 2006                                             20                      19
  Paid-in capital                                                                        152,619                 149,541
  Accumulated deficit                                                                    (12,787)                (20,682)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          139,852                 128,878
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,073,511              $1,027,487
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

                          MISSION WEST PROPERTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                       Three months ended September 30,         Nine months ended September 30,
                                                     -------------------------------------- ----------------------------------------
                                                           2007                2006                2007                 2006
                                                     ------------------ ------------------- -------------------- ------------------
   Rental revenue from real estate                         $19,000            $22,444             $61,350               $68,281
   Above market lease intangible asset amortization              -               (472)             (4,091)               (1,416)
   Tenant reimbursements                                     3,454              3,260               9,908                 9,383
   Lease termination fees                                   47,238                  -              57,515                16,068
   Other income, including interest                          1,895              1,011               5,909                 2,826
                                                     ------------------ ------------------- -------------------- -------------------
        Total revenues                                      71,587             26,243             130,591                95,142
                                                     ------------------ ------------------- -------------------- -------------------
Expenses:
   Property operating, maintenance and real estate taxes     6,229              4,955              15,307                13,558
   Interest                                                  5,061              5,172              15,175                15,580
   Interest (related parties)                                  180                188                 546                   569
   General and administrative                                  982                531               2,369                 1,803
   Depreciation and amortization of real estate              5,532              5,513              17,084                15,993
                                                     ------------------ ------------------- -------------------- -------------------
        Total expenses                                      17,984             16,359              50,481                47,503
                                                     ------------------ ------------------- -------------------- -------------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                     53,603              9,884              80,110                47,639
Equity in earnings of unconsolidated joint venture             371                856               1,058                 1,538
Minority interests                                         (43,153)            (8,644)            (64,980)              (39,997)
                                                     ------------------ ------------------- -------------------- -------------------
   Income from continuing operations                        10,821              2,096              16,188                 9,180
                                                     ------------------ ------------------- -------------------- -------------------

Discontinued operations, net of minority interests:
Gain from disposal of discontinued operations                1,127                  -               1,127                     -
(Loss)/income attributable to discontinued operations           (7)                10                   5                   200
                                                     ------------------ ------------------- -------------------- -------------------
   Income from discontinued operations                       1,120                 10               1,132                   200
                                                     ------------------ ------------------- -------------------- -------------------

Net income to common stockholders                          $11,941             $2,106             $17,320               $ 9,380
                                                     ================== =================== ==================== ===================
Net income to minority interests                           $48,550             $8,700             $70,469               $41,057
                                                     ================== =================== ==================== ===================
Income per common share from continuing operations:
   Basic                                                     $0.55              $0.11               $0.82                 $0.49
                                                     ================== =================== ==================== ===================
   Diluted                                                   $0.54              $0.11               $0.81                 $0.48
                                                     ================== =================== ==================== ===================
Income per common share from discontinued operations:
   Basic                                                     $0.06                  -               $0.06                 $0.01
                                                     ================== =================== ==================== ===================
   Diluted                                                   $0.06                  -               $0.06                 $0.01
                                                     ================== =================== ==================== ===================
Net income per common share to common stockholders:
   Basic                                                     $0.61              $0.11               $0.88                 $0.50
                                                     ================== =================== ==================== ===================
   Diluted                                                   $0.60              $0.11               $0.87                 $0.49
                                                     ================== =================== ==================== ===================
Weighted average shares of
  common stock outstanding (basic)                      19,640,087          19,350,672         19,621,144            18,948,214
                                                     ================== =================== ==================== ===================
Weighted average shares of
  common stock outstanding (diluted)                    19,818,806          19,418,884         19,914,374            19,024,662
                                                     ================== =================== ==================== ===================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                               Nine months ended September 30,
                                                                                            ---------------------------------------
                                                                                                   2007                2006
                                                                                            ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                                  $17,320               $9,380
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests income                                                             70,469               41,057
            Minority interest distributions                                                      (41,424)             (41,057)
            Depreciation and amortization of real estate and in-place leases                      17,232               16,632
            Amortization of above market lease                                                     4,091                1,416
            Gain from disposal of properties classified as discontinued operations                (6,529)                   -
            Equity in earnings of unconsolidated joint venture                                    (1,058)              (1,538)
            Distributions from unconsolidated joint venture                                        1,691                1,330
            Interest earned on restricted cash                                                      (722)                (314)
            Lease termination fee related to restricted cash                                     (38,004)              (6,748)
            Stock-based compensation expense                                                         472                  176
            Other                                                                                    147                   35
     Changes in operating assets and liabilities:
            Deferred rent receivable                                                               3,966                1,048
            Other assets                                                                            (911)                (175)
            Interest payable                                                                         (41)                   -
            Security deposits                                                                     (2,246)              (1,300)
            Deferred rental income                                                                (2,853)               3,185
            Accounts payable and accrued expenses                                                  8,294                5,048
                                                                                            ------------------- -------------------
     Net cash provided by operating activities                                                    29,894               28,175
                                                                                            ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                           (4,621)              (1,349)
     Proceeds from sale of real estate                                                            15,431                    -
     Restricted cash held in escrow                                                              (15,431)                   -
     Purchase of real estate                                                                     (47,491)             (15,959)
     Restricted cash released for purchase of real estate                                         43,191               13,447
     Excess restricted cash                                                                          630                1,835
                                                                                            ------------------- -------------------
     Net cash used in investing activities                                                        (8,291)              (2,026)
                                                                                            ------------------- -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                  (7,876)              (7,481)
    Principal payments on mortgage notes payable (related parties)                                  (319)                (295)
    Refund of appeal bond                                                                              -                1,551
    Net proceeds from exercise of stock options                                                        -                  802
    Minority interest distributions in excess of earnings                                              -                 (717)
    Dividends paid to common stockholders                                                         (9,393)              (9,007)
                                                                                            ------------------- -------------------
     Net cash used in financing activities                                                       (17,588)             (15,147)
                                                                                            ------------------- -------------------
     Net increase in cash and cash equivalents                                                     4,015               11,002
Cash and cash equivalents, beginning of period                                                    33,785               31,441
                                                                                            ------------------- -------------------
Cash and cash equivalents, end of period                                                         $37,800              $42,443
                                                                                            =================== ===================
Supplemental information:
    Cash paid for interest                                                                       $14,704              $15,944
                                                                                            =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock upon conversion of O.P. units                                       $ 2,606              $ 9,977
                                                                                            =================== ===================
    Issuance of operating partnership units in connection with real estate acquisition           $ 6,603                    -
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

     As of September 30, 2007, the Company owns a controlling general partnership interest of 20.08%, 21.78%, 16.26% and 12.48% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents an 18.75% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 109 R&D properties, all of which are located in Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2007 and 2006.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2007, their consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and their cash flows for the nine months ended September 30, 2007 and 2006. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

     The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The Company consolidates all variable interest entities ("VIE") in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As of September 30, 2007, the Company consolidated one VIE in the accompanying condensed consolidated balance sheets in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 5 for further discussion of this transaction.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At September 30, 2007, the Company had one stock-based compensation plan. The Company adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of operations, cash flows or financial position.

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

                                                                   Weighted Average
                                                2004 Equity          Option Price
                                               Incentive Plan         Per Share
                                               ---------------    ------------------
          Balance, December 31, 2006              1,037,100             $10.48
              Options granted                       710,000             $12.09
              Options exercised                           -
              Options cancelled                           -
                                               ---------------
          Balance, September 30, 2007             1,747,100             $11.13
                                               ===============

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying condensed consolidated statements of operations. Under SFAS 123R, the Company recorded approximately $157 and $59 of expense for the three months ended September 30, 2007 and 2006, respectively, and $472 and $176 of expense for share-based compensation relating to grants of stock options for the nine months ended September 30, 2007 and 2006, respectively.

     As of September 30, 2007, there was approximately $651 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

     MINORITY INTERESTS
     Minority interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of September 30, 2007, these interests accounted for approximately 81.25% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage.

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

3.   REAL ESTATE

     PROPERTY DISPOSITION
     On August 16, 2007, the Company disposed of one R&D property located at 45700 Northport Loop in Fremont, California consisting of approximately 39,000 rentable square feet. A total net gain of approximately $1,699 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of $7,742.

     On September 5, 2007, the Company disposed of one R&D property located at 1170 Morse Avenue in Sunnyvale, California consisting of approximately 48,000 rentable square feet. A total net gain of approximately $4,830 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of $8,301.

     PROPERTY ACQUISITION
     On September 30, 2007, the Company acquired an approximately 99,000 rentable square foot newly constructed R&D building located at 5845 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $10,903. The Company acquired this property by issuing 548,236 O.P. units to the Berg Group and $4,300 in cash, which was paid in the fourth quarter of 2007. The Company has allocated the purchase price to land and building based upon the estimated relative fair values of such assets. Since the property was acquired vacant, there was no purchase price allocation to lease intangible assets.

4.   RESTRICTED CASH

     Restricted cash totaled approximately $65,468 as of September 30, 2007. Of this amount, approximately $15,493 represents proceeds received from property sales and interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges. The remaining $49,975 represents cash held by the Company's consolidated VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE.

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

     In March 2006, one of the Company's tenants, JDS Uniphase ("JDS"), entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 252,000 rentable square feet located in San Jose, California. M&M assumed all of JDS's remaining obligations under these leases, acquired certain personal property of JDS located on the premises and received a payment of approximately $11,147. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with JDS, pursuant to which all of the JDS's obligations under these leases have been effectively transferred to M&M. M&M was obligated to continue to perform all of the obligations under the assumed JDS leases and had the right to sublease any or all of the 252,000 rentable square feet vacated by JDS for the remainder of the terms of the assigned leases. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $733 from April 2006 through December 2006, $545 from January 2007 through August 2007 and is receiving $330 per month from September 2007 through November 2007. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that it is

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     the primary beneficiary of this variable interest entity and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of approximately $11,147 in March 2006.

     In August 2007, one of the Company's tenants, Ciena, entered into an assignment of lease agreement with M&M, in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. M&M assumed all of Ciena's remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena's obligations under these leases have been effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company will receive monthly rent payments of approximately $789 from July 2007 through June 2008, $818 from July 2008 through June 2009, $849 from July 2009 through June 2010, $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that it is the primary beneficiary of this variable interest entity and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007.

     Factors considered by the Company in determining whether M&M should be considered a VIE for financial reporting purposes included the following:

     -    No equity was contributed by the partners in the formation of M&M.
     - At present, the assigned leases are the only properties under management by M&M.
     - Because M&M does not have an operating history that demonstrates its ability to finance its activities without additional subordinated financial support.
     - All revenues, other than interest income, are generated by M&M from the Company in the form of fees or commissions.

     The Company remains at risk with respect to the assigned leases because if M&M's operating expenses exceed its interest income, fees and commissions there would be insufficient funds to meet the assigned lease obligation without additional financial support from equity holders or other parties. The Company, which had released the original tenants from its obligations under the leases, would have to absorb the majority of any loss, making it the primary beneficiary of M&M's activities.

6.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2007, two limited partners exchanged a total of 196,500 O.P. units for 196,500 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $2,606 from minority interests to paid-in capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

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

     During the third quarter of 2007, the Company sold two R&D properties.  See
     Note 3 above for additional details. In the third quarter of 2006, the Company classified three R&D properties as assets held for sale and sold them in the fourth quarter of 2006, which qualified as discontinued operations. Condensed results of operations for these properties for the three and nine months ended September 30, 2007 and 2006 are as follows:

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

                                                            Three Months Ended September 30,  Nine Months Ended September 30,
                                                            --------------------------------  -------------------------------
                                                                 2007              2006            2007             2006
                                                             -------------    -------------    ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Revenues
            Rental revenue from real estate                    $  118           $  390          $  389            $2,140
            Tenant reimbursements                                  56               51              83               303
            Other income                                            1               57               1                64
                                                             -------------    -------------    ------------     ------------
               Total revenues                                     175              498             473             2,507
                                                             -------------    -------------    ------------     ------------

         Expenses
            Property operating, maintenance and real estate taxes 150              219             233               608
            Interest                                                1                -               1                 -
            Depreciation of real estate                            35              214             148               639
                                                             -------------    -------------    ------------     ------------
              Total expenses                                      186              433             382             1,247
                                                             -------------    -------------    ------------     ------------

         (Loss)/income from discontinued operations               (11)              65              91             1,260
         Gain on disposal of discontinued operations            6,529                -           6,529                 -
         Minority interest in earnings attributable to
             discontinued operations                           (5,398)             (55)         (5,488)           (1,060)
                                                             -------------    -------------    ------------     ------------
         Income from discontinued operations                   $1,120           $   10          $1,132            $  200
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

     The computation for weighted average shares is detailed below:

                                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                         ---------------------------------     ---------------------------------
                                                               2007              2006               2007               2006
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       19,640,087        19,350,672         19,621,144         18,948,214
         Incremental shares from assumed option exercise      178,719            68,212            293,230             76,448
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     19,818,806        19,418,884         19,914,374         19,024,662
                                                         ===============    ==============     ==============    ===============

     Outstanding options to purchase 647,000 shares in 2006 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at September 30, 2007 and 2006 was 85,557,935 and 85,231,199, respectively.

9.   RELATED PARTY TRANSACTIONS

     As of September 30, 2007, the Berg Group owned 77,926,384 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of September 30, 2007 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company's common stock.

     As of September 30, 2007, debt in the amount of approximately $9,335 was due the Berg Group under a mortgage note established on May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $180 and $188 for the three months ended September 30, 2007 and 2006, respectively, and $546 and $569 for the nine months ended September 30, 2007 and 2006, respectively.

     On September 30, 2007, the Company acquired an approximately 99,000 rentable square foot newly constructed R&D building located at 5845 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $10,903. The Company acquired this property by issuing 548,236 O.P. units to the Berg Group and $4,300 in cash, which was paid in the fourth quarter of 2007. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     During the first nine months of 2007 and 2006, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $361 and $162 in rental revenue for the three months ended September 30, 2007 and 2006, respectively, and $1,082 and $486 in rental revenue for the nine months ended September 30, 2007 and 2006, respectively.

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

     The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg, for the Company's headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were approximately $24 and $23 for the three months ended September 30, 2007 and 2006, respectively, and $71 and $68 for the nine months ended September 30, 2007 and 2006, respectively.

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

     Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation ("RPC") is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. ("MWP") had the right to obtain RPC's entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to Berg & Berg Enterprises, Inc. Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006 Maryland's highest Court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. The Court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. A trial in the California Superior Court will commence in early 2008.

     The Company has a receivable from a Berg Group affiliate for the amount of distributions it has received as the successor to RPC's interest in Hellyer LP. Furthermore, the Company has never accounted for the 50% interest of RPC as its asset, and if it is ultimately determined that RPC should have retained that interest or it reacquires that interest, the Company's balance sheet and financial condition would not be impacted adversely, although to date, the Company has consolidated the assets, liabilities and operating results of Hellyer LP and allocated 50% of the operating income to the minority interest holder.

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2007.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2007.

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

     ASSET DISPOSITIONS SUBJECT TO CERTAIN CONDITIONS
     The Company has entered into sales agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has executed sales contracts as of September 30, 2007 that are subject to material conditions as previously described:

        Property                   Number of Buildings   Rentable Square Feet          Acres              Sales Prices
        --------                   -------------------   --------------------          -----              ------------
        McCandless Drive
        Milpitas, California                8                   427,000                23.03                 $76,500

11.  SUBSEQUENT EVENTS

     On October 4, 2007, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of September 28, 2007. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16,832.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

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

Factors that could have a material adverse effect on our operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements include, but are not limited to, the following:

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2007, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2007, the three tenants who each leased in excess of 300,000 rentable square feet from us were Microsoft Corporation, NEC
Electronics America, Inc. (a subsidiary of NEC Electronics Corporation) and Apple, Inc.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity have slowed markedly from 2001 through the middle of 2006 after fast-paced growth in 1999 and 2000, and has been growing steadily since then. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), the vacancy rate for Silicon Valley R&D property was approximately 18.3% in late 2006 and 16.2% at the end of the third quarter of 2007. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2007 amounted to 24.7 million square feet, of which 16.2%, or 4.0 million square feet, was being offered under subleases. According to the BT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2006 amounted to approximately 1.9 million square feet, but in the first nine months of 2007, there was total positive net absorption of approximately 3.6 million square feet. According to the BT Report, the average asking market rent per square foot at the end of the third quarter of 2007 was $1.21 compared to $0.99 in late 2006. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, however, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole.

Our occupancy rate at September 30, 2007 was 62.3% compared to 64.2% at September 30, 2006. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 227,000 rentable square feet are expiring prior to the end of 2007. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2007 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

As of September 30, 2007, through our controlling interests in the operating partnerships, we owned 109 properties totaling approximately 7.9 million rentable square feet compared to 110 properties totaling approximately 7.9 million rentable square feet owned by us as of September 30, 2006. This represents a net decrease of approximately 1.0% in total rentable square footage, as we acquired four R&D properties consisting of approximately 247,100 rentable square feet and sold five R&D properties consisting of approximately 321,900 rentable square feet since the third quarter of 2006. Included in the
7.9 million rentable square feet are approximately 854,000 rentable square feet (or 16 buildings), which are in the process of being rezoned for residential development.

Rental revenue from real estate for the three and nine months ended September 30, 2007 compared to the same three- and nine-month periods in 2006 are as follows:

                                 Three Months Ended September 30,
                                 --------------------------------
                                                                                           % Change by
                                     2007              2006              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)
       Same Property (1)           $18,429            $21,890            ($3,461)             (15.8%)
       2006 Acquisitions               554                554                  -                   -
       2007 Acquisitions                17                  -                 17                100%
                                 -------------     --------------     ---------------
          Total                    $19,000            $22,444           ($3,444)             (15.3%)
                                 =============     ==============     ===============


                                 Nine Months Ended September 30,
                                 --------------------------------
                                                                                           % Change by
                                     2007              2006              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)

       Same Property (1)           $59,651            $67,063            ($7,412)             (11.1%)
       2006 Acquisitions             1,661              1,218                443               36.4%
       2007 Acquisitions                38                  -                 38                100%
                                 -------------     --------------     ---------------
          Total                    $61,350            $68,281            ($6,931)             (10.2%)
                                 =============     ==============     ===============

(1) "Same Property" is defined as properties owned by us prior to 2007 that we still owned as of September 30, 2007.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended September 30, 2007, rental revenue from real estate decreased by approximately ($3.4) million, or (15.3%), from $22.4 million for the three months ended September 30, 2006 to $19.0 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, rental revenue from real estate decreased by approximately ($6.9) million, or (10.2%), from $68.3 million for the nine months ended September 30, 2006 to $61.4 million for the nine months ended September 30, 2007. The decline in rental revenue resulted primarily from renewing existing leases at lower rental rates and the loss of several tenants due to lease terminations, relocation or cessation of their operations since September 30, 2006, all of which resulted from current adverse market conditions. Rental revenue was offset by amortization expense of approximately ($0.5) million for the three months ended September 30, 2006, and ($4.1) million and ($1.4) million for the nine months ended September 30, 2007 and 2006, respectively, for an above-market lease intangible asset. The increase year-over-year was attributable to a lease termination in the first quarter of 2007, which resulted in the write-off of all remaining above-market lease intangible asset. Our occupancy rate at September 30, 2007 was approximately 62.6%, compared to approximately 64.2% at September 30, 2006.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of September 30, 2007, we had investments in three R&D buildings, totaling 466,600 rentable square feet, through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2007, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.37 million compared to equity in earnings of $0.86 million for the same period in 2006. The decline was due to a $0.44 million gain from sale of real estate in 2006 that did not recur in 2007. For the nine-month periods ended September 30, 2007 and 2006, equity in earnings from the unconsolidated joint venture was approximately $1.06 million and $1.54 million, respectively. The occupancy rate for the properties owned by this joint venture at September 30, 2007 and 2006 was 100%.

LEASE TERMINATION INCOME
Lease termination fees for the three months ended September 30, 2007 were approximately $47.2 million. Lease termination fees for the nine months ended September 30, 2007 and 2006 were approximately $57.5 million and $16.1 million, respectively. These fees were paid by tenants who terminated their lease obligations before the end of the contractual term of the lease by agreement with us. We do not consider those transactions to be recurring items.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income of approximately $1.9 million for the three months ended September 30, 2007 included approximately $0.8 million from interest, $0.2 million from management fees and $0.9 million from miscellaneous income. Other income of approximately $1.0 million for the three months ended September 30, 2006 included approximately $0.6 million from interest, $0.3 million from management fees and $0.2 million from security deposit forfeitures and miscellaneous income. For the nine months ended September 30, 2007, other income of approximately $5.9 million included approximately $1.6 million from a forfeited deposit under a contract for the sale of property, $2.1 million from interest, $0.8 million from management fees, $0.3 million from a bankruptcy settlement claim and $1.1 million from security deposit forfeitures and miscellaneous income. For the nine months ended September 30, 2006, other income of approximately $2.8 million included approximately $1.5 million from interest, $0.8 million from management fees and $0.5 million from bankruptcy settlement claims, security deposit forfeitures and miscellaneous income.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the third quarter of 2007 increased by approximately $1.3 million, or 25.7%, from $4.9 million to $6.2 million for the three months ended September 30, 2006 and 2007, respectively. The increase in 2007 is primarily attributable to a write-off of approximately $1.0 million of lease commissions related to a lease termination. Tenant reimbursements increased by approximately $0.2 million, or 6.0%, from $3.3 million for the three months ended September 30, 2006 to $3.5 million for the three months ended September 30, 2007 due to reimbursements of non-recurring operating expenses. Certain expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties, however. For the nine months ended September 30, 2007, property operating expenses and real estate taxes increased by approximately $1.7 million, or 12.9%, from $13.6 million for the nine months ended September 30, 2006 to $15.3 million for the nine months ended September 30, 2007. The increase in property operating expenses and real estate taxes was mainly due to higher lease commission expense and property taxes. General and administrative expenses increased by approximately $0.5 million, or 84.9%, from $0.5 million to $1.0 million for the three months ended September 30, 2006 and 2007, respectively. The increase in general and administrative expenses was primarily due to higher legal fees associated with a potential acquisition of the Company, salaries and wages and share-based compensation expense. For the nine months ended September 30, 2006 and 2007, general and administrative expenses increased by approximately $0.6 million, or 31.4%, from $1.8 million to $2.4 million, respectively, for similar reasons.

Real estate depreciation and amortization expense remained relatively constant at approximately $5.5 million for the three months ended September 30, 2007 and 2006. Real estate depreciation and amortization expense increased by approximately $1.1 million, or 6.8%, from $16.0 million to $17.1 million for the nine months ended September 30, 2006 and 2007, respectively. The increase was attributable primarily to the write-offs of additional amortization expense relating to in-place lease value intangible assets pursuant to SFAS 141 in connection with two lease terminations and additional tenant improvements.

Interest expense decreased by approximately ($0.1) million, or (2.1%), from $5.2 million for the three months ended September 30, 2006 to $5.1 million for the three months ended September 30, 2007 due to lower total debt in 2007. Interest expense (related parties) was approximately $0.2 million in both three-month periods ended September 30, 2007 and 2006. Total debt outstanding, including amounts due related parties, decreased by approximately ($8.2) million, or (2.3%), from $357.8 million as of September 30, 2006 to $349.6 million as of September 30, 2007. Overall interest expense, including amounts paid to related parties, for the quarter ended September 30, 2007 decreased by approximately ($0.1) million compared to the same quarter a year ago.

Interest expense decreased by approximately ($0.4) million, or (2.6%), from $15.6 million for the nine months ended September 30, 2006 to $15.2 million for the nine months ended September 30, 2007. Interest expense (related parties) was approximately $0.6 million for the nine months ended September 30, 2007 and 2006.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three and nine months ended September 30, 2007 and 2006.

                                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                                             ------------------------------    -------------------------------
                                                                 2007             2006             2007             2006
                                                              -----------     ------------     ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         (Loss)/income attributable to discontinued operations ($   11)            $65          $    91          $ 1,260
         Gain on disposal of discontinued operations             6,529               -            6,529                -
         Minority interests in earnings attributable to
             discontinued operations                            (5,398)            (55)          (5,488)          (1,060)
                                                              -----------     ------------     ------------     ------------
         Income from discontinued operations                    $1,120             $10          $ 1,132          $   200
                                                              ===========     ============     ============     ============

In accordance with our adoption of SFAS 144, in the third quarter of 2007 we sold two R&D properties and classified them as discontinued operations, and in the third quarter of 2006 we classified three R&D properties as assets held for sale and sold them in the fourth quarter of 2006 and classified them as discontinued operations. The income to common stockholders attributable to discontinued operations from these properties for the three months ended
September 30, 2007 and 2006 was approximately $1.1 million and $10,000, respectively. The income to common stockholders attributable to discontinued operations from these properties for the nine months ended September 30, 2007 and 2006 was approximately $1.1 million and $0.2 million, respectively.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
Net income to common stockholders increased by approximately $9.8 million, or 467.0%, from $2.1 million for the three months ended September 30, 2006 to $11.9 million for the same period in 2007. The minority interest portion of income increased by approximately $39.9 million, or 458.0%, from $8.7 million for the three months ended September 30, 2006 to $48.6 million for the three months ended September 30, 2007. The increase in the quarter's net income for both common stockholders and minority interests was primarily due to higher lease termination fees in the third quarter of 2007. For the nine months ended September 30, 2007 and 2006, the minority interest portion of income was approximately $65.0 million and $40.0 million, respectively, and net income to common stockholders was approximately $16.2 million and $9.2 million, respectively. The increase in net income for both common stockholders and minority interests in the first nine months of 2007 was primarily from higher lease termination fee income, offset by lower rental income and higher amortization expenses.

Minority interest in net income has been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interest ownership percentage. Minority interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 81% as of September 30, 2007 and 2006.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the three months ended September 30, 2007 resulted from the disposition of two R&D properties and the acquisition of one R&D property.

At September 30, 2007, total investments in properties increased on a net basis by approximately $34.6 million from December 31, 2006 primarily due to four R&D property acquisitions consisting of approximately 247,000 rentable square feet located in the Silicon Valley, the acquisition of 55 acres of vacant land located in Morgan Hill, California and the construction of additional tenant improvements.

Total stockholders' equity, net, increased by approximately $11.0 million from December 31, 2006 as we obtained additional capital from the issuance of 196,500 shares of our common stock for the exchange of O.P. units and a decrease in accumulated deficit of approximately $7.9 million. The newly issued shares of common stock increased additional paid-in capital by approximately $2.6 million. Share-based compensation relating to grants of stock options increased additional paid-in capital by approximately $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a slight increase in operating cash flows from our operating property portfolio in 2007 as compared to 2006. The increase in cash flows is resulting from early lease terminations. If we are unable to lease a significant portion of the approximately 227,000 rentable square feet scheduled to expire during the remainder of 2007 or an equivalent amount of our currently available space of approximately 2.9 million rentable square feet, however, our operating cash flows after 2007 may be affected adversely. With the expectation of lower rental revenues for the remainder of 2007, we expect our properties' net operating income to show a year over year decline when compared to 2006 driven by excess capacity of commercial office and R&D space in the Silicon Valley. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. Cash flows from lease terminations are non-recurring and to maintain or increase cash flows in the future we must re-lease our vacant properties.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations or future borrowings. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2007. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on cash reserves or other short-term borrowings. We expect our total interest expense to increase through new financing activities. In the remainder of 2007, we will be obligated to make payments totaling approximately $2.8 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

Cash and cash equivalents increased by approximately $4.0 million from $33.8 million as of December 31, 2006 to $37.8 million as of September 30, 2007 primarily from lease termination fees.

Restricted cash totaled approximately $65.5 million as of September 30, 2007. Of this amount, approximately $15.5 million represents proceeds received from property sales and interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges. The remaining $50.0 million represents cash held by our consolidated VIE from a lease termination in the third quarter of 2007. We include this in our restricted cash under the principles of FIN 46R. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements, however. The restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On October 4, 2007, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of September 28, 2007. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $16.8 million. For the remainder of 2007, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. unit holders of $0.16 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
At September 30, 2007, we had total indebtedness of approximately $349.5 million, including $340.2 million of fixed rate mortgage debt and $9.3 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Allianz and SCVNB loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2007, we were in compliance with these loan covenants.

CONTRACTUAL OBLIGATIONS
The following table identifies the contractual obligations as of September 30, 2007 that will impact our liquidity and cash flow in future periods:

                                   ------------ ------------ ------------- ------------ ------------- ------------ ------------
                                       2007         2008         2009          2010          2011      Thereafter      Total
                                   ------------ ------------ ------------- ------------ ------------- ------------ ------------
                                                                      (dollars in thousands)
    Long-Term Debt Obligations(1)     $2,816    $121,589        $9,561      $10,105        $10,681     $194,808     $349,560
    Operating Lease Obligations (2)       24          24             -            -              -            -           48
                                   ------------ ------------ ------------- ------------ ------------- ------------ ------------
    Total                             $2,840    $121,613        $9,561      $10,105        $10,681     $194,808     $349,608
                                   ============ ============ ============= ============ ============= ============ ============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of September 30, 2007:

                                                                                                           Maturity      Interest
           Debt Description                          Collateral Properties                 Balance           Date          Rate
-------------------------------------------- -------------------------------------- -------------------- ------------- ------------
                                                                                   (dollars in thousands)
Line of Credit:
Santa Clara Valley National Bank             Not Applicable                                      -             12/07          (3)
                                                                                    --------------------

Mortgage Notes Payable (related parties):    5300 & 5350 Hellyer Avenue, San Jose, CA     $  9,335              6/10         7.65%
                                                                                    --------------------
Mortgage Notes Payable(1):
Prudential Insurance Co. of America(2)       10300 Bubb Road, Cupertino, CA                113,171             10/08         6.56%
                                             10500 N. De Anza Boulevard, Cupertino, CA
                                             4050 Starboard Drive, Fremont, CA
                                             45738 Northport Loop, Fremont, CA
                                             450 National Avenue, Mountain View, CA
                                             6311 San Ignacio Avenue, San Jose, CA
                                             6321 San Ignacio Avenue, San Jose, CA
                                             6325 San Ignacio Avenue, San Jose, CA
                                             6331 San Ignacio Avenue, San Jose, CA
                                             6341 San Ignacio Avenue, San Jose, CA
                                             6351 San Ignacio Avenue, San Jose, CA
                                             3236 Scott Boulevard, Santa Clara, CA
                                             3560 Bassett Street, Santa Clara, CA
                                             3570 Bassett Street, Santa Clara, CA
                                             3580 Bassett Street, Santa Clara, CA
                                             1135 Kern Avenue, Sunnyvale, CA
                                             1212 Bordeaux Lane, Sunnyvale, CA
                                             1230 E. Arques, Sunnyvale, CA
                                             1250 E. Arques, Sunnyvale, CA
                                             1170 Morse Avenue, Sunnyvale, CA
                                             1600 Memorex Drive, Santa Clara, CA
                                             1688 Richard Avenue, Santa Clara, CA
                                             3540 Bassett Street, Santa Clara, CA
                                             3542 Bassett Street, Santa Clara, CA
                                             3544 Bassett Street, Santa Clara, CA
                                             3550 Bassett Street, Santa Clara,CA

Northwestern Mutual Life Insurance Co.(4)    1750 Automation Parkway, San Jose, CA          85,844              1/13         5.64%
                                             1756 Automation Parkway, San Jose, CA
                                             1762 Automation Parkway, San Jose, CA
                                             6320 San Ignacio Avenue, San Jose, CA
                                             6540-6541 Via Del Oro, San Jose, CA
                                             6385-6387 San Ignacio Avenue, San Jose, CA
                                             2251 Lawson Lane, Santa Clara, CA
                                             1325 McCandless Drive, Milpitas, CA
                                             1650-1690 McCandless Drive, Milpitas, CA
                                             20605-20705 Valley Green Drive, Cupertino, CA

Allianz Life Ins. Co.(Allianz Loan I)(5)     5900 Optical Court, San Jose, CA               24,022              8/25         5.56%

Allianz Life Ins. Co.(Allianz Loan II)(5)    5325-5345 Hellyer Avenue, San Jose, CA        117,188              8/25         5.22%
                                             1768 Automation Parkway, San Jose, CA
                                             2880 Scott Boulevard, Santa Clara, CA
                                             2890 Scott Boulevard, Santa Clara, CA
                                             2800 Scott Boulevard, Santa Clara, CA
                                             20400 Mariani Avenue, Cupertino, CA
                                             10450-10460 Bubb Road, Cupertino, CA
                                                                                    --------------------
                                                                                           340,224
                                                                                    --------------------

                                                                                    --------------------
TOTAL                                                                                     $349,560
                                                                                    ====================


(1) Mortgage notes payable generally require monthly installments of principal and interest ranging from approximately $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.85% at September 30, 2007.
(2) The Prudential Insurance loan is payable in monthly installments of approximately $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12.0 million of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period. In the third quarter of 2007, the Company sold 45700 Northport Loop in Fremont, California and 1170 Morse Avenue in Sunnyvale, California, which were collateral properties under the Prudential Insurance loan. Prudential has agreed to release these properties without delivery of substitute properties provided that the Company pay a fee of $40,000 and deposit $1,500,000 in escrow with Prudential for a full year. The Company made the payments in the fourth quarter of 2007.
(3) Interest rate equal to LIBOR plus 1.75%. The Santa Clara Valley National Bank ("SCVNB") line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of September 30, 2007, the Company was in compliance with these loan covenants. SCVNB was acquired by Wells Fargo Bank and the Company is in the process of transferring its day-to-day primary banking relationship to Heritage Bank of Commerce. The SCVNB line of credit will expire in December 2007, and at this time, the Company does not perceive a need to establish a new line of credit.
(4) The Northwestern loan is payable in monthly installments of approximately $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(5) The Allianz loans are payable in monthly aggregate installments of approximately $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2007, the Company was in compliance with these loan covenants.

At September 30, 2007, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $12.15 per share on September 28, 2007) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 21.4%. On September 28, 2007, the last trading day in the quarter, total market capitalization was approximately $1.63 billion.

At September 30, 2007, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $1.9 million. The due date of these notes has been extended to September 30, 2008. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Net cash provided by operating activities for the nine months ended September 30, 2007 was approximately $29.9 million compared to $28.2 million for the same period in 2006. Cash flow increases came primarily from lease termination fees, a forfeited deposit under a contract for the sale of property, and rent payments from M&M, LLC in 2007 (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, above). Higher leasing commission payments (included in other assets) in 2007 compared to 2006 reduced the amount of the overall increase in cash flows.

Net cash used in investing activities was approximately ($8.3) million and ($2.0) million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities during the nine months ended September 30, 2007 related principally to the acquisition of 50 acres of vacant land at the Morgan Hill Ranch in Morgan Hill, California for approximately $25.5 million, the acquisition of five acres of vacant land at the Morgan Hill Ranch in Morgan Hill, California for approximately $2.3 million, and the acquisition of three R&D properties at Montague Expressway in Milpitas, California and one R&D property at 5845 Hellyer Avenue in San Jose, California for approximately $19.7 million. The acquisition at Montague Expressway was completed as a tax-deferred exchange transaction involving our former R&D properties at 2033-2243 Samaritan Drive in San Jose, California. The remaining excess restricted cash of approximately $0.6 million was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $4.6 million for the nine months ended September 30, 2007.

Net cash used in investing activities during the nine months ended September 30, 2006 related principally to the acquisition of the property at 233 South Hillview Drive in Milpitas, California for approximately $13.5 million, pursuant to a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way in San Jose, California. Excess restricted cash of approximately $1.8 million from the sale of 800 Embedded Way was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $1.3 million for the nine months ended September 30, 2006.

Net cash used in financing activities was approximately ($17.6) million for the nine months ended September 30, 2007 compared to approximately ($15.1) million for the nine months ended September 30, 2006. During the first nine months of 2007, we used approximately $8.2 million to pay outstanding debt and paid approximately $9.4 million of dividends to common stockholders. During the same period in 2006, we received approximately $0.8 million from stock option exercises, received approximately $1.6 million from the refund of an appeal bond, used approximately $7.8 million to pay outstanding debt, paid approximately $9.0 million of dividends to common stockholders and paid approximately $0.7 million to minority interests for distributions in excess of earnings.

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

FFO for the three and nine months ended September 30, 2007 and 2006, as reconciled to net income to common stockholders, are summarized in the following table:

                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                             -----------------------------------------     -----------------------------------------
                                                    2007                   2006                   2007                   2006
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders                $11,941                $ 2,106              $ 17,320                $ 9,380
Add:
   Minority interests (1)                         48,420                  8,566                70,098                 40,676
   Depreciation & amortization of real estate(2)   7,184                  6,333                19,986                 18,429
Less:
   Gain on sale of real estate                    (6,529)                  (438)               (6,529)                  (438)
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $61,016                $16,567              $100,875                $68,047
                                             ==================     ==================     ==================     ==================

(1) Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage. Minority interests for third parties totaling approximately $130 and $134 for the three months ended September 30, 2007 and 2006, respectively, and $371 and $382 for the nine months ended September 30, 2007 and 2006, respectively, were deducted from total minority interests in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $189 and $238 for the three months ended September 30, 2007 and 2006, respectively, and $568 and $660 for the nine months ended September 30, 2007 and 2006, respectively. Also includes our amortization of leasing commissions of approximately $1,426 and $368 for the three months ended September 30, 2007 and 2006, respectively, and $2,187 and $1,138 for the nine months ended September 30, 2007 and 2006, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the Company's condensed consolidated statements of operations.

The increase in FFO year-over-year was primarily due to higher lease termination fee income, offset by lower rental income and higher amortization expenses in 2007 compared to 2006.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating whether to adopt the provisions of SFAS 159 and cannot estimate the impact to our consolidated results of operations, financial position or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2007. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2007 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.


                                       Three
                                      Months               Year Ending December 31,
                                     Remaining  -----------------------------------------------
                                        2007       2008        2009         2010        2011     Thereafter    Total     Fair Value
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------
                                                                           (dollars in thousands)
 Fixed Rate Debt:
   Secured notes payable                 $2,816    $121,589     $9,561      $10,105     $10,681     $194,808   $349,560     $451,126
   Weighted average interest rate         5.85%      5.85%       5.85%       5.85%       5.85%        5.85%


The primary market risks we face are interest rate fluctuations. We pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. All of our debt is denominated in United States dollars. We had no interest rate caps or interest rate swap contracts at September 30, 2007.

As of September 30, 2007, we had no interest rate risk since there was no variable rate debt outstanding.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of September 30, 2007.

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

ITEM 5.  OTHER INFORMATION

As of October 31, 2007, we are continuing discussions with two interested parties in regarding the possible acquisition of the Company, but otherwise have ceased active efforts to effect an acquisition of the Company with any other parties.

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


                                         Mission West Properties, Inc.
                                         (Registrant)


Date: November 8, 2007                   By:    /s/ Carl E. Berg
                                            ------------------------------------
                                            Carl E. Berg
                                            Chief Executive Officer


Date: November 8, 2007                   By:    /s/ Wayne N. Pham
                                            ------------------------------------
                                            Wayne N. Pham
                                            Vice President of Finance and
                                            Controller (Principal Accounting
                                            Officer and Duly Authorized Officer)