Form 10-K
period 2007-12-31
MISSION WEST PROPERTIES INC
filed 2008-03-14
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2007

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

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $.001 par value                   American Stock Exchange
         per share

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

     As of June 30, 2007, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $273,782,813 based on the closing price as reported on the American Stock Exchange.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at February 29, 2008
---------------------------------------         --------------------------------
Common Stock, $.001 par value per share                  19,669,807 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement to be delivered to stockholders in connection with the Registrant's 2008 Annual Meeting of Stockholders to be held on May 22, 2008 are incorporated by reference into Part III of this Form 10-K. The Registrant intends to file its proxy statement within 120 days after its fiscal year end.

                           FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include our discussion of "Quantitative and Qualitative Disclosures about Market Risks" in Item 7A below. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company
(including changes to laws governing the taxation of Real Estate Investment Trusts ("REITs")), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements (see Item 1A, "Risk Factors").

                          MISSION WEST PROPERTIES, INC.
                          2007 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.   BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages research and development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2007, we owned and managed 109 properties totaling approximately 7.9 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are two tenants who individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple Computer, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust ("REIT") since fiscal 1999.

Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, certain members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests, including Berg & Berg Developers, Berg & Berg Enterprises, Inc. and Berg & Berg Enterprises, LLC (the "Berg Group"). We acquired these properties as of July 1, 1998 by becoming the general partner of each of the four operating partnerships in an UPREIT transaction. At that time, we also acquired ten properties comprising approximately 560,000 rentable square feet from entities controlled by third parties in which the Berg Group members were significant owners.

Through various property acquisition agreements with the Berg Group and subject to the approval of the Independent Directors Committee of the Board of Directors, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often build-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits and financing construction. Since September 1998, we have acquired approximately 3,275,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

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

OUR RELATIONSHIP WITH THE BERG GROUP

Through a series of transactions occurring between May 1997 and December 1998, we became the vehicle for substantially all of the Silicon Valley R&D property operating activities of the Berg Group. We are the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an acquisition agreement dated as of May 14, 1998 and amended, as of July 1, 1997, exchange rights agreement and the Berg Land Holdings Option Agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:

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

Carl E. Berg, the Company's Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for more than 35 years. In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the board of directors of numerous information technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of information technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in the information technology industry provide a significant benefit to the Company.

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

ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

We entered into the Berg Land Holdings Option Agreement dated as of December 29, 1998 and amended as of June 28, 1999 under which we have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been improved with completed buildings and which is zoned, intended or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. Currently, the Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately 1.4 million square feet of new development. At this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group for several years because of the current market conditions in the Silicon Valley.

For example, in light of the overcapacity in the Silicon Valley R&D properties market, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including risks and other potentially adverse consequences that could be associated with large scale residential development activities. Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement.

As of December 31, 2007, we had acquired 22 leased R&D properties totaling approximately 2,133,000 rentable square feet under this agreement at a cost of approximately $218.7 million, for which we issued 8,482,085 O.P. Units and assumed debt of approximately $122.3 million. The principal terms of the agreement include the following:

- So long as the Berg Group members and their affiliates own or have the right to acquire shares representing at least 65% of our common stock on a Fully Diluted basis, or until December 31, 2010, whichever occurs first, we will have the option to acquire any building developed by any member of the Berg Group on the land subject to the Berg Land Holdings Option Agreement at such time as the building has been leased. Upon our exercise of the option, the option price will equal the sum of the following or a lesser amount as approved by the Independent Directors Committee:

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

In addition, under the Acquisition Agreement Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. The Independent Directors Committee decides whether we will pursue each opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units ("Fully Diluted"), falls below 25%.

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

                                                                 Approximate Rentable Area
    Available Land:                           Net Acres                (Square Feet)
    ----------------------------------- ---------------------- ------------------------------
    Piercy & Hellyer                              30                       490,000
    Morgan Hill (1)                               18                       288,000
    King Ranch                                    12                       207,000
    Fremont & Cushing                             24                       387,000
                                        ---------------------- ------------------------------
         Total                                    84                     1,372,000
                                        ====================== ==============================

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

Given the downturn and current excess capacity in the Silicon Valley real estate market for R&D/office properties, however, we do not expect to maintain historical levels of growth from acquisitions of new developments in the near future.

OPPORTUNISTIC ACQUISITIONS

In addition to our potential acquisition opportunities under the Berg Land Holdings Option Agreement, we believe our acquisitions experience, established network of real estate and information technology professionals, and overall financial condition will continue to provide opportunities for external growth. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value.

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

RECENT RENTAL MARKET DEVELOPMENTS AND THEIR IMPACT ON OUR BUSINESS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly during 2001 through 2006 after fast-paced growth in 1999 and 2000, and has been growing steadily since then. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), vacancy rates for Silicon Valley R&D property decreased from approximately 18.3% in late 2006 to 16.6% at the end of 2007. Total vacant R&D square footage in Silicon
Valley at the end of the fourth quarter of 2007 amounted to 25.3 million rentable square feet, of which 14.2%, or 3.6 million rentable square feet, was sublease space. According to the BT Report in 2006, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) amounted to approximately
1.9 million rentable square feet, and in 2007, there was total positive net absorption of approximately 2.9 million rentable square feet as local economic conditions improved. According to the BT Report, average asking market rent per square foot was $1.26 and $0.99 at year-end for 2007 and 2006, respectively, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Moreover, the impact of vacancies has not been uniform throughout the area. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. The time to complete the marketing and lease up of vacant space has increased from an average of several months to as much as an average of 18 to 36 months as a result of the over-supply of R&D properties in the market.

For the years ended December 31, 2007 and 2006, occupancy for leased properties in our portfolio was 61.7% and 69.5%, respectively.

Despite our strategic focus on single tenant properties and leases, in order to meet market conditions we have been, and expect to continue, leasing less than the entire premises of some of our R&D properties to a single tenant from time to time. Leasing our R&D properties, which generally have been built for single tenant occupancy, to multiple tenants tends to increase our leasing costs and operating expenses and reduce the profitability of our leasing activities. Although we scrutinize each prospective tenant's creditworthiness and continually evaluate the financial capacity of both our prospective and existing tenants, a downturn in tenants' businesses may weaken their financial condition and could result in defaults under their lease obligations.

We believe that the average 2008 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents. Leases representing approximately 328,000 rentable square feet, or 1.6% of our 2008 cash rent, are scheduled to expire during 2008. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be affected adversely.

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

We generally will market our properties and negotiate leases ourselves. We make the availability of our properties known to the brokerage community to garner their assistance in locating prospective tenants, however. As a result, we expect to retain our policy of paying fixed commissions to tenants' brokers.

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

EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

Under the Exchange Rights Agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million. Through December 31, 2007 no limited partner ever has exercised this put right.

The number of shares of our common stock issuable in exchange for the total number of O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the Pending Projects Acquisition Agreement were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule
144. For more information please refer to Item 1A, "Risk Factors - Shares eligible for future sale could affect the market price of our stock." The Exchange Rights Agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters' unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement, subject to limitations and restrictions contained in the Exchange Rights Agreement. In April 2006, we registered up to 86,088,095 shares of common stock issuable on exchange of O.P. Units for resale pursuant to the prospectus included in a registration statement on Form S-3 that the SEC declared effective on April 28, 2006. We intend to maintain the effectiveness of this registration statement in order to facilitate re-sales of shares of common stock acquired by O.P. Unit holders from time to time without volume limitations or other resale restrictions under SEC Rule 144.

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

EMPLOYEES

As of February 29, 2008, we employed six people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

FACILITIES

We lease office space at 10050 Bandley Drive, Cupertino, California from Berg & Berg Enterprises, Inc. and share clerical staff and other overhead on what we consider to be favorable terms. The total monthly rent payable by us to Berg & Berg Enterprises, Inc. is $8,020.

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

SUBSTANTIAL OWNERSHIP INTEREST
The Berg Group currently owns O.P. Units representing approximately 74.1% of the equity interests in the operating partnerships and approximately 73.9% of our equity interests on a Fully Diluted basis. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

Our contracts with the Berg Group provide it with interests that could conflict with those of our other stockholders, including the following:

- our headquarters are leased from an entity owned by the Berg Group, to whom we pay rent of $8,020 per month;
- the Berg Group is permitted to conduct real estate and business activities other than our business;
- if we decline an opportunity that has been offered to us, the Berg Group may pursue it, which would reduce the amount of time that Mr. Berg could devote to our affairs and could result in the Berg Group's development of properties that compete with our properties for tenants;
- in general, we have agreed to limit the liability of the Berg Group to our corporation and our stockholders arising from the Berg Group's pursuit of these other opportunities;
- we acquired most of our properties from the Berg Group on terms that were not negotiated at arm's length and without many customary representations and warranties that we would have sought in an acquisition from an unrelated party; and
- we have assumed liability for debt to the Berg Group and debt for which the Berg Group was liable.

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

BERG LAND HOLDINGS
The Berg Group owns several parcels of unimproved land in the Silicon Valley that the operating partnerships and we have the right to acquire under the terms of the Berg Land Holdings Option Agreement. We have agreed to pay an amount based on pre-negotiated terms for any of the properties that we do acquire. We must pay the acquisition price in cash unless the Berg Group elects, in its discretion, to receive O.P. Units valued at the average market price of a share of common stock during the 30-trading-day period preceding the acquisition date. At the time of acquisition, which is subject to the approval of the Independent Directors Committee, these properties may be encumbered by debt that we or the operating partnerships will be required to assume or repay. The use of our cash or an increase in our indebtedness to acquire these properties could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders. This agreement will expire on December 31, 2010, after which we will no longer have the right to acquire properties from the Berg Group or the pre-determined terms provided in that agreement.

TAX CONSEQUENCES OF SALE OF PROPERTIES
Many of our properties have unrealized taxable gain, and a sale of those properties could create adverse income tax consequences for the limited partners of the operating partnerships. We have agreed with Carl E. Berg, Clyde J. Berg and John Kontrabecki, a limited partner in one of the operating partnerships as of December 31, 2007, that prior to December 29, 2008, each of them may prevent us and the operating partnerships from selling or transferring any of the properties that were acquired from them in our July 1998 UPREIT acquisition if the proposed sale or other transfer will be a taxable transaction. As a result, our opportunities to sell these properties may be limited. If we need to sell any of these properties to raise cash to service our debt, acquire new properties, pay cash distributions to stockholders or for other working capital purposes, we may be unable to do so. These restrictions could harm our business and cause our stock price to fall.

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

RELATED PARTY DEBT
We are liable under a mortgage loan of $9.2 million due June 2010 that we assumed in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. In October 2005, the Independent Directors Committee approved the termination of the $20 million line of credit agreement between the Company and the Berg Group effective October 31, 2005. The Berg Group line of credit was originally scheduled to mature in March 2006. If we are unable to repay our debts to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

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

OUR SUBSTANTIAL INDEBTEDNESS
Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Our mortgage loan from Prudential Insurance Company of America which had a principal balance owed of approximately $112.5 million as of December 31, 2007 matures in October 2008. Although we expect to be able to refinance this debt prior to maturity, we currently have not secured a commitment for replacement financing, and replacement financing is not assured. Furthermore, our mortgage loans may be subject to covenants that we are obligated to satisfy. For example, under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $100 million outstanding could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of common stock of the Company held by the members of the Berg Group. We have no reason to expect such a sale or transfer in the foreseeable future, but the members of the Berg Group have no obligation to us to refrain from any such sale or other transfer. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire Board of Directors. Our Board of Directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

There can be no assurance that we will not take impairment charges in the future related to the impairment of our assets. As of the years ended December 31, 2007 and 2006, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company's results of operations and funds from operations in the period in which the charge is taken.

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

OWNERSHIP LIMIT NECESSARY TO MAINTAIN REIT QUALIFICATION
As a REIT, the federal tax laws restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less. Our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. In addition, as permitted by our charter, our Board of Directors has authorized an exception applicable to two other stockholders that permits them to collectively own, directly or indirectly, up to 18.5% of our common stock on an aggregate basis, subject to the terms of an ownership limit exemption agreement. In general, our charter prohibits the transfer of shares that result in a loss of our REIT qualification and provides that any such transfer or any other transfer that causes a stockholder to exceed the ownership limit will result in the shares being automatically transferred to a trust for the benefit of a charitable beneficiary. Accordingly, in the event that either the Berg Group or the two stockholders increase their stock ownership in our corporation, a stockholder who acquires shares of our common stock, even though his, her or its aggregate ownership may be less than 9%, may be required to transfer a portion of that stockholder's shares to such a trust in order to preserve our status as a REIT.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2007, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. In addition, pursuant to a registration statement on Form S-3 declared effective by the SEC in April 2006, all shares of common stock acquired upon exchange of currently outstanding O.P. Units may be resold without any such restrictions. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, also may be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

The following table sets forth certain information relating to our properties as of December 31, 2007:


                                                                                                            Major
                                                                                                           Tenants'
                                         Total      Percentage     Average                                 Rentable
                               No. of   Rentable   Occupied as of    2007                                 Sq. Ft. at    2007 Annual
Location                     Properties  Sq. Ft.   Dec. 31, 2007  Occupancy      Major Tenants             12/31/07    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5300-5350 Hellyer Avenue (2)     2      160,000       100%            100%   Tyco Electronics Corporation   160,000     $3,732,320

10401-10411 Bubb Road (2)        1       20,330       78%              78%   Aeroflex, Inc.                  15,830        206,582

45365 Northport Loop West        1       64,218        0%               0%   Vacant                               -              -

45700 Northport Loop East (4)    -            -        -                -    -                                    -         28,139

45738 Northport Loop West        1       44,256       100%            100%   Quicksil, Inc.                  44,256        553,200

4050 Starboard Drive             1       52,232       100%            100%   Flash Electronics, Inc.         52,232        859,215

3501 West Warren Avenue &        1       67,864        76%             68%   ASM Nutool, Inc.                35,340        817,102
  46600 Fremont Boulevard                                                    Oakland Fluid System Tech, Inc. 16,524

48800 Milmont Drive              1       53,000         0%              0%   Vacant                               -              -

4750 Patrick Henry Drive         1       63,105       100%            100%   Infoblox, Inc.                  63,105        498,530

                                                                                                            Major
                                                                                                           Tenants'
                                         Total      Percentage     Average                                 Rentable
                               No. of   Rentable   Occupied as of    2007                                 Sq. Ft. at    2007 Annual
Location                     Properties  Sq. Ft.   Dec. 31, 2007  Occupancy      Major Tenants             12/31/07    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
Triangle Technology Park (2)     7      416,927        78%             78%   Intevac Corporation            169,795      3,976,141
                                                                             Xicom Technology, Inc.          72,336
                                                                             LSA Cleanpart, LLC              28,300
                                                                             SASCO                           25,350
                                                                             IXYS Technologies, Inc.         19,600

5830-5870 Hellyer Avenue         1      109,715        24%             24%   MeiVac, Inc.                    26,557        261,321

5750 Hellyer Avenue              1       73,312       100%             92%   NDS Surgical Imaging, LLC       73,312        616,704

5500-5550 Hellyer Avenue         2      196,534         0%             10%   Vacant                               -        196,010

5400 Hellyer Avenue              1       77,184        45%             45%   Nortel Networks, Inc.           34,702        361,190

5325-5345 Hellyer Avenue         2      256,500       100%            100%   Celestica Asia, Inc.           256,500      5,506,632

5905-5965 Silver Creek           4      346,000         0%             50%   Vacant                               -      4,991,760
  Valley Rd.

5845 Hellyer Avenue              1       98,500         0%              0%   Vacant                               -              -

855 Embedded Way                 1       67,912        42%             42%   Lynuxworks, Inc.                28,612        625,560

1065-1105 La Avenida Street      5      515,700       100%            100%   Microsoft Corporation          515,700     12,287,704

1875 Charleston Road             1       42,126       100%            100%   Netlogic Microsystems, Inc.     42,126        851,592

1750 Automation Parkway          1       80,641       100%            100%   JDS Uniphase Corporation        80,641      1,418,149

1756 Automation Parkway          1       80,640        36%             27%   A&D Engineering, Inc.           28,739        232,785

1762 Automation Parkway          1       61,100       100%             42%   Hermes Microvision, Inc.        61,100        253,175

1768 Automation Parkway          1      110,592        88%             56%   2Wire, Inc.                     53,741        569,838
                                                                             Becton, Dickinson and Company   43,699

255 Caspian Drive                1      119,756       100%            100%   Equinix Operating Co., Inc.    119,756      2,460,986

245 Caspian Drive (3)            1            -         -               -    -                                    -              -

5970 Optical Court               1      128,520       100%            100%   Photon Dynamics, Inc.          128,520      1,941,348

5900 Optical Court               1      165,000       100%            100%   Stryker Corporation            165,000      3,451,470

2630 Orchard Parkway             1       60,633         0%              0%   Vacant                               -              -

2610 Orchard Parkway             1       54,093         0%              0%   Vacant                               -              -

55 West Trimble Road             1       91,722         0%              0%   Vacant                               -              -

2001 Walsh Avenue                1       80,000       100%            100%   Nvidia Corporation              80,000        772,990

2880 Scott Boulevard             1      200,000       100%            100%   NEC Electronics America, Inc.  200,000      3,541,764

2890 Scott Boulevard             1       75,000         0%             83%   Vacant                               -      1,940,098

2770-2800 Scott Boulevard        1       99,800       100%            100%   Nvidia Corporation              99,800      1,233,034

2300 Central Expressway          1       46,338       100%            100%   Juniper Networks, Inc.          46,338      1,297,043

2220 Central Expressway          1       62,522       100%            100%   Tellabs, Inc.                   62,522        668,360

2330 Central Expressway          1       62,522       100%            100%   Tellabs, Inc.                   62,522        668,360

233 South Hillview Drive         2       95,690       100%            100%   Exar Corporation                95,690      1,291,530

2251 Lawson Lane                 1      125,000         0%              0%   Vacant                               -              -

1230 East Arques                 1       60,000       100%            100%   Fujitsu                         60,000        346,149

                                                                                                            Major
                                                                                                           Tenants'
                                         Total      Percentage     Average                                 Rentable
                               No. of   Rentable   Occupied as of    2007                                 Sq. Ft. at    2007 Annual
Location                     Properties  Sq. Ft.   Dec. 31, 2007  Occupancy      Major Tenants             12/31/07    Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
1250 East Arques                 4      200,000       100%            100%   Fujitsu                        200,000        869,311

20400 Mariani Avenue             1      105,000       100%            100%   Siemens Healthcare Diag., Inc.  62,323      1,963,110
                                                                             Apple, Inc.                     42,677

10500 De Anza Boulevard          1      211,000       100%            100%   Apple, Inc.                    211,000      4,503,080

20605-705 Valley Green Drive     2      142,000       100%            100%   Apple, Inc.                    142,000      3,453,153

10300 Bubb Road                  1       23,400       100%            100%   Apple, Inc.                     23,400        261,612

10440 Bubb Road                  1       19,500       100%             82%   Novare Surgical Systems, Inc.   10,833        200,200

10450-10460 Bubb Road            1       45,460        94%             66%   Ricoh Corporation               30,460        399,898

1135 Kern Avenue                 1       18,300         0%              0%   Vacant                               -              -

450 National Avenue              1       36,100        47%             47%   Agitar Software, Inc.           17,068        172,800

3301 Olcott Street               1       64,500         0%              0%   Vacant                               -              -

2800 Bayview Avenue              1       59,736         0%              0%   Vacant                               -              -

5521 Hellyer Avenue              1      203,800        44%             22%   Nanosolar, Inc.                 89,040        267,120

6850 Santa Teresa Boulevard      1       30,000        41%             38%   Bio-Medical Applications of CA  12,350        109,391

6810 Santa Teresa Boulevard &    1       54,996        87%             50%   ZiLOG, Inc.                     40,527        206,553
  180 Great Oaks Boulevard

140-160 Great Oaks Boulevard     2      105,300        75%             75%   Semiconductor Tooling Services  53,300        888,966
  & 6781 Via Del Oro                                                         Santa Clara Valley Water Dist.  25,429

6540-6541 Via Del Oro &          2       66,600        80%             77%   Modutek Corporation             21,376        466,079
  6385-6387 San Ignacio Avenue

6311-6351 San Ignacio Avenue     5      362,767        37%             37%   Saint Gobain                    95,953      2,574,874
                                                                             Teledex, LLC                    30,000

6320-6360 San Ignacio Avenue     1      157,292        12%             12%   Quantum 3D, Inc.                19,600        361,986

75 East Trimble Road &           2      170,810        59%             59%   Comerica, Inc.                  93,984      1,093,440
  2610 North First Street

1170 Morse Avenue (4)            -            -         -               -    -                                    -        360,927

3236 Scott Boulevard             1       54,672       100%            100%   Mimix Broadband, Inc.           54,672        693,663

1212 Bordeaux Lane               1       71,800       100%            100%   Loral Space & Comm., Inc.       71,800        701,298

McCandless Technology Park      14      705,958        30%             36%   ST Assembly Test Services,  Inc.33,984      2,155,227
                                                                             Consentry Networks, Inc.        33,821

1600 Memorex Drive               1      107,500        21%             26%   International Network Serv.,Inc.22,800        231,634

1688 Richard Avenue              1       52,800       100%            100%   NWE Technology, Inc.            52,800        314,084

1700 Richard Avenue              1       58,783       100%            100%   Cincinnati Bell, Inc.           58,783        825,900

Morgan Hill Land (5)             -            -        -                -    -                                    -              -

300 Montague Expressway          1       49,457         5%              5%   Radio Shack Corporation          2,598         44,759

337 Trade Zone Boulevard         1       42,912         0%              0%   Vacant                               -              -

324-368 Montague Expressway      1       56,265         0%              0%   Vacant                               -          9,176
                              --------------------                                                                    --------------

  TOTAL                        109    7,861,692        62%                                                             $81,585,022
                              ====================                                                                    ==============

(1) Annual cash rents do not include the recognition of rental income on the straight-line method of accounting required by accounting principles generally accepted in the United States of America ("GAAP") under which contractual rent payment increases are recognized evenly over the lease term.
(2)  Joint venture properties.
(3) Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired during 2001.
(4) This property was sold in 2007. It is included in this table for the sole purpose of presenting the annual cash rent received in 2007.
(5) This property comprises of 55 acres of vacant land, which could support approximately 800,000 rentable square feet of space. The vacant land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use.

We own 100% of all of the properties listed in the table, except: one of the buildings in the Triangle Technology Park, which is owned by a joint venture in which we, through an operating partnership, own a 75% interest; the property at 10401-10411 Bubb Road, which is owned by a joint venture in which we, through an operating partnership, own an 83.33% interest; and the properties at 5300-5350 Hellyer Avenue, which are owned by a joint venture in which we, through an operating partnership, own a 50% interest, and a Berg affiliate owns the other 50% venture interest.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the properties beginning with 2008, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 3,027,526 rentable square feet that were vacant as of December 31, 2007.

                        Number of                                                           Percentage of Total Annual
       Year of Lease    Expiring     Rentable Square Footage      2008 Annual Base Rent      Base Rent Represented By
        Expiration       Leases    Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
     --------------------------------------------------------------------------------------------------------------------
           2008              18              327,534                    $1,113,359                      1.6%

           2009              22              726,241                     7,126,949                     10.0%

           2010              12              551,157                     8,554,637                     12.0%

           2011               6              381,182                     4,889,812                      6.9%

           2012              13              938,868                    12,966,340                     18.3%

           2013               1              125,044                     1,411,747                      2.0%

           2014               7              889,227                    18,568,272                     26.1%

           2015               3              277,568                     5,141,868                      7.2%

           2016               1              256,500                     5,726,892                      8.1%

           2017               3              241,089                     2,967,340                      4.2%

        Thereafter            1              119,756                     2,532,839                      3.6%

                       --------------------------------------------------------------------------------------------------
                             87            4,834,166                   $71,000,055                      100%
                       ==================================================================================================


(1) The base rent for expiring leases is based on 2008 scheduled cash rent, which is different than annual rent determined in accordance with GAAP.
(2)  Based upon 2008 cash rent as discussed in Note (1).

If we are unable to lease a significant portion of the available space or space scheduled to expire in 2008 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be affected adversely.

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

ITEM 3.   LEGAL PROCEEDINGS

Neither the operating partnerships, the properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, the properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business. We do not expect any of such proceedings to have a material adverse effect on our cash flows, financial condition or results of operations. We are currently involved in the following legal proceedings and we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our operating results, cash flows or financial condition.

MISSION WEST PROPERTIES, L.P. V. REPUBLIC PROPERTIES CORPORATION, ET AL. SANTA CLARA COUNTY SUPERIOR COURT, CASE NO. CV 796249. In February 2001, while the Maryland case was pending, we filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara, Case No. CV 796249. The case was stayed pending resolution of the Maryland case, and we dismissed our suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which we demurred. The Court sustained our demurrer with leave to amend. Subsequently, RPC filed an amended complaint, and we submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled our demurrer. We sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. A trial in the California Superior Court will commence in early 2008.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HISTORICAL PERFORMANCE COMPARISON

The following graph compares the change in the Company's cumulative stockholder return on its shares of common stock to the cumulative total return of the NAREIT Equity REIT Total Return Index ("NAREIT Equity Index") and the Standard & Poor's 500 Stock Index ("S&P 500 Index") from December 31, 2002 to December 31, 2007. The line graph starts December 31, 2002. The graph assumes that the value of the investment in the Company's common stock was $100 at December 31, 2002 and that all dividends were reinvested. The common stock's price on December 31, 2002 was $9.90. The Company obtained the information about the NAREIT Equity Index and S&P 500 Index from each entity respectively, and has assumed that the information is reliable, but cannot assume its accuracy.


                                [OBJECT OMITTED]

        The stock price performance shown in the graph is not necessarily indicative of future performance of the Company's common stock.

Our common stock is listed on the American Stock Exchange ("AMEX") and trades under the symbol "MSW." The closing price of our common stock on December 31, 2007, the last trading day of the year, was $9.51 per share. The high and low closing price per share of common stock as reported on AMEX during each quarter of 2007 and 2006 were as follows:

                                                     2007                              2006
                                         -----------------------------     -----------------------------
                                             High            Low               High            Low
                                         -------------   -------------     -------------   -------------
                1st Quarter                  $14.60         $11.89             $11.90          $9.68
                2nd Quarter                  $14.85         $13.00             $11.90         $10.70
                3rd Quarter                  $14.01         $11.30             $11.62         $10.18
                4th Quarter                  $12.50          $9.23             $13.10         $11.31

On February 6, 2008, the Company's Board of Directors approved the decision to de-list our common stock from the AMEX and to become listed on the NASDAQ Stock Market effective on or about March 24, 2008.

On February 29, 2008, there were 175 registered holders of the Company's common stock.

DIVIDEND POLICY

We declared and paid dividends in each quarter of 2007 and 2006. We expect to pay quarterly dividends during 2008. The following tables show information for quarterly dividends for 2007 and 2006.

                                                              2007
                                         -----------------------------------------------
                                                                             Dividend
                                         Record Date      Payment Date       Per Share
                                         -------------   -------------     -------------
                1st Quarter                03/30/07        04/05/07            $0.16
                2nd Quarter                06/30/07        07/05/07             0.16
                3rd Quarter                09/28/07        10/04/07             0.16
                4th Quarter                12/31/07        01/03/08             0.16
                                                                           -------------
                   Total                                                       $0.64
                                                                           =============


                                                              2006
                                         -----------------------------------------------
                                                                             Dividend
                                         Record Date      Payment Date       Per Share
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

For federal income tax purposes, we have characterized the dividends declared in 2007 as follows: 97% taxable ordinary income, 2% capital gain and 1% unrecaptured section 1250 gain (unaudited). For 2006, we have characterized 100% of the dividends declared as taxable ordinary income (unaudited).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

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

Selected  consolidated  financial  data is derived  from the  audited  financial
statements   and  notes  thereto  (see  Item  8,   "Financial   Statements   and
Supplementary Data") and is as follows:

                                                                                Year Ended December 31,
                                                       --------------------------------------------------------------------------
                                                           2007           2006           2005           2004            2003
                                                       -------------  -------------  -------------  --------------  -------------
                                                                     (dollars in thousands, except per share data)
     OPERATING INFORMATION: (1)
     Revenue:
         Rental revenue from real estate                  $80,337        $91,457        $99,082       $116,410        $126,004
         Above market lease intangible asset amortization  (4,091)        (1,888)        (1,888)        (1,888)         (1,416)
         Tenant reimbursements                             13,355         13,061         14,030         14,054          17,629
         Other income, including lease terminations,
            settlements and interest                       65,068         20,566          4,590          6,861           4,506
                                                       -------------  -------------  -------------  --------------  -------------
     Total revenues                                       154,669        123,196        115,814        135,437         146,723

     Expenses:
         Property operating, maintenance and real
            estate taxes                                   20,371         18,505         18,613         18,952          19,602
         Interest                                          20,131         20,708         21,294         17,581          16,446
         Interest (related parties)                           724            755            972          1,077           1,064
         General and administrative                         3,035          2,248          1,910          2,011           1,324
         Depreciation and amortization of real estate      22,588         21,579         20,329         20,602          19,297
                                                       -------------  -------------  -------------  --------------  -------------
     Total expenses                                        66,849         63,795         63,118         60,223          57,733
                                                       -------------  -------------  -------------  --------------  -------------

     Income before equity in earnings of unconsolidated
        joint venture and minority interests               87,820         59,401         52,696         75,214          88,990
         Equity in earnings of unconsolidated joint venture 1,408          1,985            724          2,947           3,885

         Minority interests                               (71,471)       (49,928)       (44,136)       (64,936)        (77,392)
                                                       -------------  -------------  -------------  --------------  -------------
         Income from continuing operations                 17,757         11,458          9,284         13,225          15,483

     Discontinued operations, net of minority interests:
         Gain from disposal of discontinued operations(2)   1,126          2,935            445              -               -
         Income attributable to discontinued operations(2)      5            237            298             87             729
                                                       -------------  -------------  -------------  --------------  -------------
              Income from discontinued operations           1,131          3,172            743             87             729
                                                       -------------  -------------  -------------  --------------  -------------

     Net income to common stockholders                    $18,888        $14,630        $10,027        $13,312         $16,212
                                                       =============  =============  =============  ==============  =============
     Net income to minority interests                     $76,960        $66,358        $47,524        $66,100         $80,836
                                                       =============  =============  =============  ==============  =============

     Basic net income from continuing operations per share  $0.90          $0.60          $0.51          $0.73           $0.87
     Diluted net income from continuing operations per share$0.89          $0.59          $0.51          $0.73           $0.87

     Basic net income from discontinued operations per share$0.06          $0.17          $0.04          $0.01           $0.04
     Diluted net income from discontinued operations
        per share                                           $0.06          $0.17          $0.04          $0.01           $0.04

     Basic net income per share                             $0.96          $0.77          $0.55          $0.74           $0.91
     Diluted net income per share                           $0.95          $0.76          $0.55          $0.74           $0.91
     Dividends per share                                    $0.64          $0.64          $0.64          $0.88           $0.96


     PROPERTY AND OTHER INFORMATION:
         Total properties, end of period (3)                  109            107            107             109            109
         Total rentable square feet, end of period (000's)  7,862          7,701          7,780           7,917          7,917
         Average monthly rental revenue per square foot(4)  $1.42          $1.57          $1.58           $1.80          $1.77
         Occupancy for leased properties, end of period        62%            69%            69%             71%            77%

     Funds from operations (5):                          $114,867        $86,585        $79,152       $103,320        $117,918

     CASH FLOW INFORMATION:
         Cash flows provided by operating activities      $23,501        $27,012        $21,898        $38,970         $36,104
         Cash flows used in investing activities          ($8,548)       ($5,369)       ($2,875)       ($1,519)      ($109,983)
         Cash flows (used in)/provided by financing
            activities                                   ($25,047)      ($19,299)       $10,899       ($40,061)        $73,529

                                                                                     December 31,
                                                       --------------------------------------------------------------------------
                                                           2007            2006           2005           2004           2003
                                                       -------------  -------------  -------------  --------------  -------------
                                                                                (dollars in thousands)
BALANCE SHEET INFORMATION:
Real estate assets, net of accumulated depr. & amort.    $922,117       $898,889       $927,381       $960,863        $985,751
Total assets                                           $1,053,885     $1,027,487     $1,023,377     $1,005,656      $1,032,632
Line of credit - related parties                                -              -              -         $9,560          $6,320
Revolving line of credit                                        -              -              -        $24,208         $23,965
Mortgage notes payable                                   $337,520       $348,101       $357,481       $292,822        $299,858
Mortgage notes payable - related parties                   $9,224         $9,654        $10,051        $10,420         $10,762
Total liabilities                                        $388,581       $397,327       $407,680       $380,355        $394,324
Minority interests                                       $526,626       $501,282       $500,682       $512,089        $524,918
Stockholders' equity                                     $138,678       $128,878       $115,015       $113,212        $113,390
Common stock outstanding                               19,664,087     19,443,587     18,448,791     18,097,191      17,894,691
O.P. Units issued and outstanding                      85,533,935     85,206,199     86,088,095     86,384,695      86,398,064

(1) Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.
(2) Upon the implementation of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations.
(3) As of December 31, 2007, 2006, 2005, 2004 and 2003, total properties include a property at 245 Caspian in Sunnyvale with no building. In 2001, we paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.
(4) Average monthly rental revenue per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.
(5) Funds from Operations ("FFO") is a non-GAAP financial term used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Additionally, our 2007, 2006, 2005, 2004 and 2003 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared to other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO should neither be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO.

Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including O.P. Units represented by O.P. Units that may be exchanged for shares of common stock. Our FFO does not represent the amount available for management's discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do.

A reconciliation of net income to common stockholders to FFO for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 follows:

                                                                                Year Ended December 31,
                                                        ------------------------------------------------------------------------
                                                            2007           2006          2005           2004          2003
                                                        -------------- ------------- -------------- ------------- --------------
                                                                      (dollars in thousands, except per share data)
    Net income to common stockholders                     $18,888        $14,630        $10,027        $13,312       $16,212
    Add:
        Minority interests (1)                             76,458         65,859         47,045         65,614        80,256
        Depreciation and amortization of real estate (2)   26,050         24,636         24,286         24,394        22,850
    Less:
        Gain on sales of assets or joint venture assets    (6,529)       (18,540)        (2,206)             -          (1,400)
                                                        -------------- ------------- -------------- ------------- --------------
    FFO                                                  $114,867        $86,585        $79,152       $103,320        $117,918
                                                        ============== ============= ============== ============= ==============

    Weighted average common shares and O.P. Units -
       diluted                                        105,016,651    104,809,155    104,545,776    104,521,271     104,279,165
    FFO per common share and O.P. Unit - diluted            $1.09          $0.83          $0.76          $0.99           $1.13

(1) Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage. Minority interests for third parties totaling $502, $499, $479, $486 and $581 in 2007, 2006, 2005, 2004 and 2003, respectively, was deducted from total minority interest in calculating FFO. (dollars in thousands)

(2) Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling $757, $849, $984, $874 and $874 in 2007, 2006, 2005, 2004 and 2003, respectively, and amortization of leasing commissions totaling $2,558, $1,513, $1,703, $1,644 and $1,203 in
     2007, 2006, 2005, 2004 and 2003, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in our consolidated statements of operations. (dollars in thousands)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES OF MISSION WEST PROPERTIES, INC. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN PART I - ITEM 1A, RISK FACTORS.

OVERVIEW AND BACKGROUND

Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all of its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties in a transaction completed on September 2, 1997. At that time the Berg Group and other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partnership interests in the operating partnerships through the purchase of the general partnership interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partnership interests represented the balance of the ownership of the operating partnerships. At December 31, 2007, we owned an 18.73% general partnership interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 6.95 million rentable square feet of R&D buildings and vacant land under the Pending Project Acquisition Agreement, the Berg Land Holdings Option Agreement, and from unrelated third parties. The total cost of these properties was approximately $703.6 million. To acquire these properties, we paid in cash or by exchange for existing properties, issued a total of 28,510,261 O.P. Units and assumed debt totaling approximately $312.3 million.

Since 1998, we have sold a total of  approximately  1.0 million  rentable square
feet  of  R&D  buildings.   The  total  sales  price  of  these  properties  was
approximately $144.2 million.

Almost all of our earnings and cash flow is derived from rental revenue received pursuant to leased R&D space at our properties. Key factors that affect our business and financial results include the following:

-    economic conditions generally and the real estate market specifically;
-    the occupancy rates of the properties;
-    rental rates on new and renewed leases;
-    tenant improvement and leasing costs incurred to obtain and retain tenants;
-    operating expenses;
-    cost and availability of capital;
-    the extent of acquisitions and sales of real estate;
- legislative or regulatory provisions (including changes to laws governing the taxation of REITs);
-    competition;
- supply of and demand for R&D, office and industrial properties in our current and proposed market areas;
-    tenant defaults and bankruptcies;

-    lease term expirations and renewals; and
-    changes  in  general   accounting   principles,   policies  and  guidelines
     applicable to REITs.

Negative effects from any of these factors could cause a deterioration in our operating results, cash flows and financial condition.

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

BUSINESS COMBINATIONS
Statement of Financial Accounting Standards 141, "Business Combinations" ("SFAS 141"), was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commission with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market and above market in place leases, and the determination of their useful lives are guided by a combination SFAS 141 and management's estimates. Amortization expense of above and below market lease intangible asset is offset against rental revenue in the revenue section while amortization of in-place lease value intangible asset is included in depreciation and amortization of real estate in the expense section of our consolidated statements of operations. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
We consolidate all variable interest entities ("VIE") in which we are deemed to be the primary beneficiary in accordance with FASB Interpretation 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). As of December 31, 2007, we consolidated one VIE in the accompanying consolidated financial statements in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Item 8, "Financial Statements and Supplementary Data - Note 7" for further discussion of this transaction).

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

RESULTS OF OPERATIONS

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2007 TO THE YEAR ENDED  DECEMBER 31,
2006

RENTAL REVENUE FROM CONTINUING PROPERTY OPERATIONS
As of December 31, 2007 and 2006, through our controlling interests in the operating partnerships, we owned 109 and 107 R&D properties totaling approximately 7.9 and 7.7 million rentable square feet, respectively. We sold two R&D properties and acquired four R&D properties and 55 acres of vacant land during 2007.

The following table depicts the amounts of rental revenue from continuing operations for the years ended December 31, 2007 and 2006 represented by our historical properties and the percentage of the total decrease in rental revenue over the period that is represented by each group of properties.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $78,067            $89,685            ($11,618)           (13.0%)
    2006 Acquisitions (2)                 2,215              1,772                 443             25.0%
    2007 Acquisitions (3)                    55                  -                  55            100.0%
                                     --------------     ---------------     --------------
         Total                          $80,337            $91,457            ($11,120)           (12.2%)
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2006 that we still owned as of December 31, 2007.
(2) Operating rental revenue for 2006 Acquisitions do not reflect a full 12 months of operations in 2006 because these properties were acquired at various times during the year.
(3) Operating rental revenue for 2007 Acquisitions do not reflect a full 12 months of operations in 2007 because these properties were acquired at various times during the year.

For the year ended December 31, 2007, our rental revenue from real estate decreased by ($11.1) million, or (12.2%). Pursuant to SFAS 141, $4.1 million and $1.9 million of amortization expense with respect to above-market leases that we obtained through property acquisitions was offset against revenue for the years ended December 31, 2007 and 2006, respectively. The ($11.1) million decrease in rental revenue resulted from current adverse market conditions as "Same Property" rents decreased, due to lease terminations, cessation of tenant operations and tenant relocations since December 31, 2006.

Our overall occupancy rate for leased properties at December 31, 2007 and 2006 was approximately 61.7% and 69.5%, respectively. According to the BT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2007 was approximately 83.4%. Due to an over supply of R&D properties and competitive bidding for tenants by other landlords in the Silicon Valley bidding for tenants, our occupancy rate may drop further in 2008 if the 328,000 rentable square feet scheduled to expire is not renewed or re-leased. Factors that contributed to our low occupancy rate were primarily the general downturn in the Silicon Valley's economy in recent years, the softening of the R&D property market specifically, as well as the weaker relative performance of certain properties due to their location and the weak demand in those submarkets.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of December 31, 2007, we had investments in three R&D buildings, totaling 466,600 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2007 and 2006, equity in earnings from the unconsolidated joint venture was approximately $1.4 million and $2.0 million, respectively. Our equity in earnings from this unconsolidated joint venture decreased primarily due to a gain on sale of one R&D property in 2006 that did not recur in 2007. The occupancy rate for the properties owned by this joint venture at December 31, 2007 and 2006 was 100%.

OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS
The following table depicts the amounts of other income, including lease terminations, settlements and interest, from continuing operations for the years ended December 31, 2007 and 2006.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Other income                        $65,068            $20,566             $44,502            216.4%

Other income, including lease terminations, settlements and interest, of approximately $65.1 million for the year ended December 31, 2007 included approximately $57.5 million from lease termination fees, $3.1 million from interest income, $1.8 million from security deposit forfeitures, $1.0 million from management fees, $0.3 million from tenant bankruptcy settlements and $1.4 million from miscellaneous income. In 2007, of the $57.5 million in lease termination fees, approximately $46 million was from the Ciena Corporation lease termination. Other income, including lease terminations, settlements and interest, of approximately $20.6 million for the year ended December 31, 2006 included approximately $16.1 million from lease termination fees, $2.3 million from interest income, $1.1 million from management fees, $0.5 million from a property tax accrual, $0.2 million from tenant bankruptcy settlements, $0.1 million from security deposit forfeitures and $0.3 million from miscellaneous income. In 2006, of the $16.1 million in lease termination fees, approximately $11.1 million was from the JDS Uniphase lease termination. Management fees are paid by the tenants to the landlord for the administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

EXPENSES FROM CONTINUING PROPERTY OPERATIONS
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes ("operating expenses") from continuing operations for the years ended December 31, 2007 and 2006 and the percentage of total increase in expenses over the period that is represented by each group of properties.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $19,393            $18,001              $1,392               7.7%
    2006 Acquisitions (2)                   714                504                 210              41.7%
    2007 Acquisitions (3)                   264                  -                 264             100.0%
                                     --------------     ---------------     --------------
         Total                          $20,371            $18,505              $1,866              10.1%
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2006 that we still owned as of December 31, 2007.
(2) Operating expenses for 2006 Acquisitions do not reflect a full 12 months of operations in 2006 because these properties were acquired at various times during the year.
(3) Operating expenses for 2007 Acquisitions do not reflect a full 12 months of operations in 2007 because these properties were acquired at various times during the year.

Operating expenses from continuing operations increased by $1.9 million, or 10.1%, from $18.5 million for the year ended December 31, 2006 to $20.4 million for the year ended December 31, 2007 primarily due to increase in real estate taxes, higher maintenance and repair costs and lease commission write-offs associated with lease terminations. Tenant reimbursements from continuing operations increased by $0.3 million, or 2.3%, from $13.1 million for the year ended December 31, 2006 to $13.4 million for the year ended December 31, 2007. The increase in tenant reimbursements resulted primarily from the increase in operating expenses. Total operating expenses exceeded tenant reimbursements because of vacancies, which reached approximately 3.0 million rentable square feet by year-end 2007. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2007 our vacancy rate was approximately 38%.

General and administrative expenses increased by approximately $0.8 million, or 35.0%, from $2.2 million for the year ended December 31, 2006 to $3.0 million for the year ended December 31, 2007. The increase in general and administrative expenses was primarily a result of higher legal fees associated with a potential acquisition of the Company, salaries and wages and share-based compensation expense.

The following table
depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2007 and 2006.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Depreciation and amortization       $22,588            $21,579             $1,009               4.7%

Depreciation and amortization expense of real estate from continuing operations increased by $1.0 million, or 4.7%, primarily due to new construction of tenant improvements and the write-offs of additional amortization expense relating to in-place lease value intangible assets pursuant to SFAS 141 in connection with two lease terminations.

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2007 and 2006.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Interest                            $20,131            $20,708               ($577)            (2.8%)
    Interest (related parties)              724                755                 (31)            (4.1%)
                                     --------------     ---------------     --------------
         Total                          $20,855            $21,463               ($608)            (2.8%)
                                     ==============     ===============     ==============

Interest expense decreased by ($0.6) million, or (2.8%). Interest expense (related parties) decreased by ($0.03) million, or (4.1%).

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2007 and 2006.

                                             Year Ended December 31,
                                          -------------------------------
                                              2007              2006            $ Change           % Change
                                          -------------     -------------     -------------      -------------
                                                        (dollars in thousands)
    Net income to common stockholders       $18,888           $14,630            $4,258              29.1%
    Net income to minority interests         76,960            66,358            10,602              16.0%
                                          -------------     -------------     -------------
         Total                              $95,848           $80,988           $14,860              18.3%
                                          =============     =============     =============

As of December 31, 2007 and 2006, we owned a controlling general partnership interest of 19.94%, 21.78%, 16.26% and 12.48% and 19.71%, 21.78%, 16.26% and
12.48% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned an 18.73% and 18.23% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2007 and 2006, respectively. Net income to common stockholders in 2007 increased by $4.3 million, or 29.1%, from December 31, 2006. Our net income attributable to minority interests in 2007 increased by $10.6 million, or 16.0%, from December 31, 2006. The increase in net income attributable to common stockholders and minority interests resulted primarily due to higher lease termination fee income described above.

Minority interests represent the limited partners' ownership interest of 81.27% and 81.77% in the operating partnerships, on a weighted average basis, as of December 31, 2007 and 2006, respectively. The decrease in the minority interest ownership percentage resulted from the exchange of O.P. Units for shares of the Company's common stock.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2007 and 2006.

                                                                                     Year Ended December 31,
                                                                  --------------------------------------------------------------
                                                                              2007                             2006
                                                                  -----------------------------     ----------------------------
                                                                                    (dollars in thousands)
    Income attributable to discontinued operations                           $6,620                           $19,603
    Minority interests in earnings attributable to discontinued operations   (5,489)                          (16,431)
                                                                  -----------------------------     ----------------------------
         Income from discontinued operations                                 $1,131                            $3,172
                                                                  =============================     ============================

In 2007, we sold two R&D properties and in accordance with our adoption of SFAS 144, classified the net gains on sale and operating results of the disposed properties as discontinued operations, and in 2006, we sold three R&D properties and classified the net gains on sale and operating results of the disposed properties as discontinued operations. SFAS 144 requires prior period results of operations for these properties to be retrospectively adjusted and presented in discontinued operations in prior consolidated statements of operations.

We recognized total income of $6.6 million from discontinued operations, of which $1.1 million and $5.5 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2007. For the year ended December 31, 2006, we recognized total income from discontinued operations of $19.6 million. The income to common stockholders and minority interests attributable to discontinued operations from these properties in 2006 was approximately $3.2 million and $16.4 million, respectively.

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

                                          Year Ended December 31,
                                     ----------------------------------
                                         2006                2005             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $89,685            $99,082             ($9,397)            (9.5%)
    2006 Acquisitions (2)                 1,772                  -               1,772            100.0%
                                     --------------     ---------------     --------------
         Total                          $91,457            $99,082             ($7,625)            (7.7%)
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2005 that we still owned as of December 31, 2006.
(2) Operating rental revenue for 2006 Acquisitions do not reflect a full 12 months of operations in 2006 because these properties were acquired at various times during the year.

For the year ended December 31, 2006, our rental revenue from real estate decreased by ($7.6) million, or (7.7%). Pursuant to SFAS 141, $1.9 million of amortization expense with respect to above-market leases was offset against revenue for the years ended December 31, 2006 and 2005. The ($7.6) million decrease in rental revenue resulted from current adverse market conditions as "Same Property" rents decreased, due to lease terminations, cessation of tenant operations and tenant relocations since December 31, 2005.

Our overall occupancy rate for leased properties at December 31, 2006 and 2005 was approximately 69.5% and 68.9%, respectively. According to the BT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2006 was approximately 81.7%. Factors that contributed to our low occupancy rate were primarily the general downturn in the Silicon Valley's economy in recent years, the softening of the R&D property market specifically and the weaker relative performance of certain properties due to their location and the weak demand in those submarkets.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of December 31, 2006, we had investments in three R&D buildings, totaling 466,600 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. In July 2006, this joint venture sold one R&D property with approximately 126,400 rentable square feet for approximately $8.5 million. The total gain on the sale was approximately $0.88 million of which $0.44 million was our share. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2006 and 2005, equity in earnings from the unconsolidated joint venture was approximately $2.0 million (including $0.4 million relating to a gain from the sale of real estate) and $0.7 million, respectively. Our equity in earnings from this unconsolidated joint venture increased primarily due to a gain on sale of one R&D property and the write-offs of leasing commission and tenant improvements in 2005 for a tenant that terminated its lease agreement which did not recur in 2006. The occupancy rate for the properties owned by this joint venture at December 31, 2006 and 2005 was approximately 100% and 78.7%, respectively.

OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS
The following table depicts the amounts of other income from continuing operations for the years ended December 31, 2006 and 2005.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2006                2005             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Other income                        $20,566             $4,590             $15,976             348.1%

Other income, including lease terminations, settlements and interest, of approximately $20.6 million for the year ended December 31, 2006 included approximately $16.1 million from termination fees, $2.3 million from interest income, $1.1 million from management fees, $0.5 million from a property tax accrual, $0.2 million from tenant bankruptcy settlements, $0.1 million from security deposit forfeitures and $0.3 million from miscellaneous income. In 2006, of the $16.1 million in lease termination fees, approximately $11.1 million was from the JDS Uniphase lease termination. Other income, including lease terminations, settlements and interest, of approximately $4.6 million for the year ended December 31, 2005 included approximately $2.4 million from termination fees, $0.9 million from management fee income, $0.6 million from interest income, $0.5 million from security deposit forfeitures, $0.1 million from tenant bankruptcy settlements and $0.1 million from miscellaneous income. Management fees are paid by the tenants to the landlord for the administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

EXPENSES FROM CONTINUING PROPERTY OPERATIONS
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes ("operating expenses") from continuing operations for the years ended December 31, 2006 and 2005 and the percentage of total decrease in expenses over the period that is represented by each group of properties.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2006                2005             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $17,653            $18,281               ($628)             (3.4%)
    2005 Acquisition (2)                    348                332                  16               4.8%
    2006 Acquisitions (3)                   504                  -                 504             100.0%
                                     --------------     ---------------     --------------
         Total                          $18,505            $18,613               ($108)             (0.6%)
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

Operating expenses from continuing operations decreased by ($0.1) million, or (0.6%), from $18.6 million for the year ended December 31, 2005 to $18.5 million for the year ended December 31, 2006. Tenant reimbursements from continuing operations decreased by ($1.0) million, or (6.9%), from $14.0 million for the year ended December 31, 2005 to $13.0 million for the year ended December 31, 2006. The decrease in tenant reimbursements resulted primarily from the JDS Uniphase lease terminations in early 2006 at three R&D properties consisting of approximately 252,000 rentable square feet. Total operating expenses exceeded tenant reimbursements because of vacancies, which reached approximately 2.4 million rentable square feet by year-end 2006. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2006 our vacancy rate was approximately 31%.

General and administrative expenses increased by approximately $0.3 million, or 17.7%, from $1.9 million for the year ended December 31, 2005 to $2.2 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily a result of share-based compensation expensing, as well as fees paid in connection with filing a registration statement for the resale of shares of common stock to be acquired from time to time upon the exchange of O.P. Units for shares of the Company's common stock.

The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2006 and 2005.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2006                2005             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Depreciation and amortization        $21,579            $20,329            $1,250                 6.1%

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

                                          Year Ended December 31,
                                     ----------------------------------
                                         2006                2005             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Interest                            $20,708            $21,294               ($586)            (2.8%)
    Interest (related parties)              755                972                (217)           (22.3%)
                                     --------------     ---------------     --------------
         Total                          $21,463            $22,266               ($803)            (3.6%)
                                     ==============     ===============     ==============

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

                                             Year Ended December 31,
                                          -------------------------------
                                              2006              2005            $ Change           % Change
                                          -------------     -------------     -------------      -------------
                                                         (dollars in thousands)
    Net income to common stockholders        $14,630           $10,027            $4,603             45.9%
    Net income to minority interests          66,358            47,524            18,834             39.6%
                                          -------------     -------------     -------------
         Total                               $80,988           $57,551           $23,437             40.7%
                                          =============     =============     =============

As of December 31, 2006 and 2005, we owned a controlling general partnership interest of 19.71%, 21.78%, 16.26% and 12.48% and 17.81%, 21.68%, 16.18% and
12.41% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned an 18.23% and 17.50% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2006 and 2005, respectively. Net income to common stockholders in 2006 increased by $4.6 million, or 45.9%, from December 31, 2005. Our net income attributable to minority interests in 2006 increased by $18.8 million, or 39.6%, from December 31, 2005. The increase in net income attributable to common stockholders and minority interests resulted primarily due to higher lease termination fee income and gain from sale of real estate.

Minority interests represent the limited partners' ownership interest of 81.77% and 82.50% in the operating partnerships, on a weighted average basis, as of December 31, 2006 and 2005, respectively. The decrease in the minority interest ownership percentage resulted from the exchange of O.P. Units for shares of the Company's common stock and the exercise of stock options, the proceeds of which we applied to the purchase of additional general partnership interests.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2006 and 2005.

                                                                                     Year Ended December 31,
                                                                  --------------------------------------------------------------
                                                                               2006                             2005
                                                                  -----------------------------     ----------------------------
                                                                                    (dollars in thousands)
    Income attributable to discontinued operations                          $19,603                            $4,131
    Minority interests in earnings attributable to discontinued operations  (16,431)                           (3,388)
                                                                  -----------------------------     ----------------------------
         Income from discontinued operations                                 $3,172                              $743
                                                                  =============================     ============================

In accordance with our adoption of SFAS 144, in 2006 we sold three R&D properties and classified the net gains on sale and operating results of the disposed properties as discontinued operations. SFAS 144 requires prior period results of operations for these properties to be retrospectively adjusted and presented in discontinued operations in prior consolidated statements of operations.

We recognized total income of $19.6 million from discontinued operations, of which $3.2 million and $16.4 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2006. For the year ended December 31, 2005, we recognized total income from discontinued operations of $4.1 million. The income to common stockholders and minority interests attributable to discontinued operations from these properties in 2005 was approximately $0.7 million and $3.4 million, respectively.

CHANGES IN FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2007
The most significant changes in our financial condition in 2007 resulted from the acquisition of four R&D properties, the acquisition of 55 acres of vacant land, the disposition of two R&D properties and the exchange of O.P. Units for shares of the Company's common stock.

During 2007, we acquired four R&D properties representing approximately 247,000 rentable square feet for an aggregate gross purchase price of approximately $26.3 million. We acquired three of the R&D properties in tax-deferred exchange transactions and paid cash and issued O.P. Units to members of the Berg Group to acquire the fourth property. We also acquired 55 acres of vacant land for approximately $27.8 million in a tax-deferred exchange transaction. In addition to those property acquisitions, we sold two R&D properties to unrelated third parties for a total gross sales price of approximately $16.0 million. Those property dispositions reduced approximately 87,000 rentable square feet. The proceeds were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2007 (see Item 8, "Financial Statements and Supplementary Data - Note 6" for further discussion of this transaction).

Debt outstanding, including amounts due related parties, decreased by ($11.1) million, or (3.1%), from $357.8 million as of December 31, 2006 to $346.7 million as of December 31, 2007 due to normal scheduled debt payments.

In 2007, two limited partners exchanged a total of 220,500 O.P. Units for 220,500 shares of common stock pursuant to the Exchange Rights Agreement resulting in a reclassification of approximately $2.9 million from minority interests to paid-in-capital.

The conversion of O.P. Units to shares of the Company's common stock was applied to increase our percentage interest as general partner in the operating partnerships.

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

In 2006, three limited partners exchanged a total of 871,596 O.P. Units for 871,596 shares of the Company's common stock resulting in a reclassification of approximately $10.2 million from minority interests to paid-in-capital. In 2006, Carl E. Berg gave 92,300 O.P. Units to charitable institutions. Only 10,300 of those O.P. Units had been exchanged for 10,300 shares of the Company's common stock by December 31, 2006. The remaining 82,000 O.P. Units were exchanged for 82,000 shares of the Company's common stock in early 2007.

The proceeds from the exercise of stock options and the conversion of O.P. Units to shares of the Company's common stock were applied to increase our percentage interest as general partner in the operating partnerships.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, we anticipate operating cash flows from our property portfolio to be lower compared to 2007. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley (mainly the south San Jose area). If we are unable to lease a significant portion of the approximately 328,000 rentable square feet scheduled to expire in 2008 and current available space, our operating cash flows will be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently.

We expect our principal source of liquidity for distributions to stockholders and O.P. Unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or future borrowings under our $10 million line of credit with the Heritage Bank of Commerce, which we obtained in early 2008. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2008. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on our existing cash reserves. In 2008, we will be obligated to make payments totaling approximately $121.6 million of debt principal under mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal including approximately $112.5 million owed to the Prudential Insurance Company of America loan which matures in October 2008. We currently are seeking to refinance the Prudential loan and expect to obtain a replacement loan. We cannot be assured of refinancing this loan however, and especially in light of current conditions in the credit market, may be required to pay higher interest expense and financing fees for new debt.

As of December 31, 2007, we were in compliance with loan covenants relating to the Prudential Insurance, Northwestern Mutual and Allianz mortgage loans.

Cash and cash equivalents decreased by approximately ($10.1) million from $33.8 million as of December 31, 2006 to $23.7 million as of December 31, 2007.

Restricted cash totaled $65.5 million as of December 31, 2007. Of this amount, $15.6 million represents proceeds received from the Northport and Morse property sales and earned interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges (see Item 8, "Financial Statements and Supplementary Data - Note 6" for further discussion of this transaction). $48.4 million represents a balance we consolidated due to our adoption of FIN 46R (see Item 8, "Financial Statements and Supplementary Data -
Note 7" for further discussion of this transaction). The remaining $1.5 million represents a certificate of deposit setup for a current loan escrow. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We currently intend to continue operating as a REIT in 2008. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our stockholders. Also as a REIT, we generally will not be subject to federal income taxes on our taxable income.

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

For 2008, we will increase our quarterly dividend payment rate to common stockholders and O.P. Unit holders from $0.16 to $0.20 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant (see Item 1A, "Risk Factors - Stockholders are not assured of receiving cash distributions from us"). On January 3, 2008, we paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 31, 2007. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units. Aggregate dividends and distributions amounted to approximately $16.8 million.

On January 7, 2008, we borrowed $3 million from Carl E. Berg on a short-term basis to fund an anticipated property acquisition. The $3 million loan was repaid on January 30, 2008. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

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

CONTRACTUAL OBLIGATIONS
The following table identifies the contractual obligations as of December 31, 2007 that will impact our liquidity and cash flow in future periods:

                                   ------------ ------------ ------------- ------------ ------------ ------------ -------------
                                       2008         2009         2010          2011         2012      Thereafter      Total
                                   --------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
    Long-Term Debt Obligations (1)  $121,589      $9,561       $10,105       $10,681      $11,032     $183,776     $346,744
    Operating Lease Obligations (2)      114          30             -             -            -            -          144
                                   ------------ ------------ ------------- ------------ ------------ ------------ -------------
    Total                           $121,703      $9,591       $10,105       $10,681      $11,032     $183,776     $346,888
                                   ============ ============ ============= ============ ============ ============ =============

(1) Our long-term debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

At December 31, 2007, we had total indebtedness of approximately $346.7 million, all of which is fixed rate mortgage debt. A table listing our indebtedness as of December 31, 2007 is set forth in Item 8, "Financial Statements and Supplementary Data - Note 8."

At December 31, 2007, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $9.51 per share on December 31, 2007) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 25.7%. On December 31, 2007, the last trading day for the year, total market capitalization was approximately $1.35 billion. By comparison, on December 29, 2006 total debt as a percentage of market capitalization was 20.7% and total market capitalization was approximately $1.73 billion.

At December 31, 2007, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was $2.0 million. The due date of the demand notes has been extended to September 30, 2009. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

The Company's cash flow activities are summarized as follows:

                                                                     Year Ended December 31,
                                                     -----------------------------------------------------------
                                                            2007                 2006                 2005
                                                     -----------------     ----------------     ----------------
                                                                        (dollars in thousands)
    Cash flow provided by operating activities           $23,501               $27,012              $21,898
    Cash flow used in investing activities               ($8,548)              ($5,369)             ($2,875)
    Cash flow (used in)/provided by financing activities($25,047)             ($19,299)             $10,899

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2007 TO THE YEAR ENDED  DECEMBER 31,
2006
Cash and cash equivalents were approximately $23.7 million at December 31, 2007, a decrease of ($10.1) million from $33.8 million at December 31, 2006.

Net cash provided by operating activities for the year ended December 31, 2007 was approximately $23.5 million, compared to approximately $27.0 million for the prior year. The decrease in cash provided by operating activities resulted primarily from lower lease termination fee payment, lower deferred rental income and higher leasing commission payments (included in other assets) in 2007.

Cash used in investing primarily consists of property acquisitions, property sales and improvements to our properties. Net cash used in investing activities was approximately ($8.5) million for the year ended December 31, 2007 compared to approximately ($5.4) million for the prior year. In 2007, we acquired six properties for approximately $47.5 million, incurred capital expenditures relating to real estate improvements of approximately $4.9 million and transferred excess restricted cash of approximately $0.6 million to our general cash account. We used restricted cash totaling approximately $43.2 million of the acquisition of three R&D properties and 55 acres of vacant land in tax-deferred exchange transactions involving our former R&D properties at Samaritan Drive in San Jose, California. We sold two R&D properties for approximately $15.4 million, net, as described above, the proceeds of which are reflected on our consolidated balance sheet as restricted cash at December 31, 2007. In 2006, we sold three vacant R&D properties for approximately $42.6 million, net. We acquired three R&D properties for approximately $16.0 million, incurred capital expenditures relating to real estate improvements of approximately $4.3 million and transferred approximately $1.8 million of excess restricted cash to our general cash account. We used restricted cash totaling approximately $13.5 million to complete the acquisition of two R&D properties in a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way, San Jose, California. Proceeds of approximately $43.0 million, which included earned interest, from the three vacant R&D property dispositions were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2006.

Net cash used in financing activities was approximately ($25.0) million for the year ended December 31, 2007, compared to approximately ($19.3) million for the year ended December 31, 2006. During 2007, financing activities included payments of approximately $11.0 million for outstanding debt, payment of approximately $1.5 million for a certificate of deposit related to a current loan escrow and payments of approximately $12.5 million to common stockholders as dividends. During 2006, financing activities included the net effect of payments of approximately $9.8 million for outstanding debt, receipt of approximately $1.6 million from the refund of an appeal bond, receipt of approximately $1.0 million from stock option exercises and payments of approximately $12.1 million to common stockholders as dividends.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2006 TO THE YEAR ENDED  DECEMBER 31,
2005
Cash and cash equivalents were approximately $33.8 million at December 31, 2006, an increase of $2.4 million from $31.4 million at December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2006 was approximately $27.0 million, compared to approximately $21.9 million for the prior year. The increase in cash provided by operating activities resulted primarily from higher lease termination fee payment, higher interest income, higher distributions from our unconsolidated joint venture, higher deferred rental income and lower leasing commission payments (included in other assets) in 2006.

Our cash used in investing is primarily for property acquisitions, property sales and improvements to our properties. Net cash used in investing activities was approximately ($5.4) million for the year ended December 31, 2006 compared to approximately ($2.9) million for the prior year. In 2006, we acquired three R&D properties for approximately $16.0 million, incurred capital expenditures relating to real estate improvements of approximately $4.3 million and excess restricted cash of approximately $1.8 million was transferred to our general cash account. Restricted cash in the amount of approximately $13.5 million was used to complete the acquisition of two R&D properties in a tax-deferred exchange transaction involving our former R&D property at 800 Embedded Way, San Jose, California. We sold three vacant R&D properties for approximately $42.6 million, net, as described above. Proceeds of approximately $43.0 million, which included earned interest, from the three vacant R&D property dispositions were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2006.

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

Net cash (used in)/provided by financing activities was approximately ($19.3) million for the year ended December 31, 2006, compared to approximately $10.9 million for the year ended December 31, 2005. During 2006, financing activities included the net effect of payments of approximately $9.8 million for outstanding debt, receipt of approximately $1.6 million from the refund of an appeal bond, receipt of approximately $1.0 million from stock option exercises and payments of approximately $12.1 million to common stockholders as dividends. During 2005, financing activities included the net effect of borrowing approximately $150.8 million under two new collateralized mortgage loans and payments of approximately $120.3 million for outstanding debt. We also received approximately $0.5 million from stock option exercises, paid approximately $11.7 million to common stockholders as dividends and paid approximately $8.4 million to O.P. Unit holders for distributions in excess of their share of earnings.

CAPITAL EXPENDITURES

The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 2003 through December 31, 2007, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $5.0 million annually. We will have approximately 328,000 rentable square feet under expiring leases in 2008. We expect that the average annual cost of recurring tenant/building improvements and leasing commissions related to these properties will be approximately $4.0 million during 2008. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through our currently available sources of capital, including operating cash flows, cash on hand, and our existing line of credit with Heritage Bank of Commerce (see "Policies with Respect to Certain Activities - Financing Policies" below).

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

While we will emphasize equity real estate investments, we may, in our discretion and subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, invest in mortgage and other real estate interests, including securities of other real estate investment trusts. We have not previously invested in mortgages or securities of other real estate investment trusts, however, and do not have any present intention to make such investments.

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

A significant factor influencing our disposition policy is that the tax basis of the limited partners in the properties in the operating partnerships is substantially less than current fair market value. Accordingly, prior to the disposition of their O.P. Units, upon a disposition of any of the properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to the limited partners. Consequently, it may be in the interests of the limited partners that we continue to hold the properties in order to defer such taxable gain. In light of this tax effect, the operating partnership agreements provide that, until December 29, 2008, Carl E. Berg and Clyde J. Berg may prohibit the operating partnerships from disposing of properties which they designate in a taxable transaction. Mr. Kontrabecki has a similar right with respect to seven of the properties. The limited partners may seek to cause us to retain the properties even when such action may not be in the interests of some, or a majority, of our stockholders. The operating partnerships will be able to effect "tax-deferred," like-kind exchanges under Section 1031 of the Code, or in connection with other non-taxable transactions, such as a contribution of property to a new partnership, without obtaining the prior written consent of these individuals.

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

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. The adoption of FIN 48 on January 1, 2007 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008. The FASB has approved a one-year deferral for the implementation of the Statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the impact of the provisions of SFAS 157 and currently cannot estimate the impact to our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on a prospective basis on January 1, 2008. We do not expect the implementation of SFAS 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders' equity, eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and our future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt. As of December 31, 2007, we had no interest rate risk since none of our outstanding debt is subject to variable interest rates.

We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effects on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2007. The current terms of our outstanding debt are described in
Item 8, "Financial Statements and Supplementary Data - Note 8." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. We estimated that the fair value of fixed rate debt at December 31, 2007 was approximately $444.3 million.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2007 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

                                      2008        2009       2010         2011        2012    Thereafter    Total     Fair Value
                                  ----------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
    Fixed Rate Debt:
    Secured notes payable           $121,589     $9,561     $10,105     $10,681     $11,032    $183,776    $346,744    $444,288
    Weighted average interest rate    5.85%       5.85%      5.85%       5.85%       5.85%       5.85%

All of our debt is denominated in United States dollars. The weighted average interest rate for the fixed rate debt was approximately 5.85% and 5.84% for the years ended December 31, 2007 and 2006. The decrease in interest expense attributable to the average interest rate difference between 2006 and 2007 was approximately ($0.6) million, which was a result of normal scheduled debt payments in 2007.

The primary market risk we face is the risk of interest rate fluctuations. With a floating interest rate we could pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2007, we had no interest rate caps or interest rate swap contracts and had no variable rate debt outstanding, and thus had no interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Registered Public Accounting Firm  on Consolidated Financial Statements                       43
Report of Independent Registered Public Accounting Firm  on Consolidated Financial Statements                       44
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting                45
Consolidated Balance Sheets as of December 31, 2007 and 2006                                                        46
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005                          47
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005                48
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005                          49
Notes to Consolidated Financial Statements                                                                          50
Supplemental Financial Information                                                                                  72
Report of Independent Registered Public Accounting Firm  on Financial Statement Schedule                            74
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2007                                      76
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2006                                      78

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
                              FINANCIAL STATEMENTS



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheet of Mission West Properties, Inc. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission West Properties, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

We also have audited the adjustments to the related consolidated statements of operations for the year ended December 31, 2005 for the retrospective reporting of discontinued operations, as described in Note 17. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 financial statements of the Company referred to above other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.


\S\ Burr, Pilger & Mayer, LLP

San Francisco, California
March 12, 2008

     Report of Independent Registered Public Accounting Firm on Consolidated
                              Financial Statements



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited, before the effects of the reclassifications to discontinued operations described in Note 17, Mission West Properties, Inc. (the "Company") consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005 (the 2005 financial statements before the effects of the reclassifications to discontinued operations discussed in Note 17 are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the reclassifications to discontinued operations described in
Note 17, present fairly, in all material respects, Mission West Properties, Inc.'s results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the reclassifications to discontinued operations described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such reclassifications are appropriate and have been properly applied. Those reclassifications were audited by Burr, Pilger & Mayer LLP.



\S\ BDO Seidman, LLP

San Francisco, California
February 3, 2006

   Report of Independent Registered Public Accounting Firm on Internal Control
                            over Financial Reporting



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California


We have audited the internal control over financial reporting of Mission West Properties, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect that transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mission West Properties, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related financial statement schedules listed in the Index at Item 15(a), and our reports dated March 12, 2008 expressed an unqualified opinion thereon.



\S\ Burr, Pilger & Mayer, LLP

San Francisco, California
March 12, 2008

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                     ASSETS
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2007                    2006
                                                                             ----------------------  ---------------------
Real estate:
  Land                                                                            $  312,152              $  272,223
  Buildings and improvements                                                         764,665                 756,596
  Real estate related intangible assets                                                2,119                  19,529
                                                                             ----------------------  ---------------------
                                                                                   1,078,936               1,048,348
  Less accumulated depreciation and amortization                                    (156,819)               (149,459)
                                                                             ----------------------  ---------------------
      Total investments in real estate, net                                          922,117                 898,889

Cash and cash equivalents                                                             23,691                  33,785
Restricted cash                                                                       65,509                  48,245
Deferred rent receivable, net                                                         14,833                  18,489
Investment in unconsolidated joint venture                                             2,735                   3,468
Other assets, net                                                                     25,000                  24,611
                                                                             ----------------------  ---------------------
      Total assets                                                                $1,053,885              $1,027,487
                                                                             ======================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                                                          $  337,520              $  348,101
  Mortgage note payable (related parties)                                              9,224                   9,654
  Interest payable                                                                     1,331                   1,375
  Security deposits                                                                    4,754                   6,977
  Deferred rental income                                                               3,302                   6,874
  Dividends and distributions payable                                                 16,832                  16,745
  Accounts payable and accrued expenses                                               15,618                   7,601
                                                                             ----------------------  ---------------------
      Total liabilities                                                              388,581                 397,327
                                                                             ----------------------  ---------------------

Commitments and contingencies (Note 16)

Minority interests                                                                   526,626                 501,282
                                                                             ----------------------  ---------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                          -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized, 19,664,087
      and 19,443,587 shares issued and outstanding at December 31, 2007 and 2006          20                      19
  Additional paid-in capital                                                         153,024                 149,541
  Distributions in excess of accumulated earnings                                    (14,366)                (20,682)
                                                                             ----------------------  ---------------------
      Total stockholders' equity                                                     138,678                 128,878
                                                                             ----------------------  ---------------------
      Total liabilities and stockholders' equity                                  $1,053,885              $1,027,487
                                                                             ======================  =====================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                                      Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                        2007                   2006                   2005
                                                                --------------------  ---------------------  ---------------------

Revenues:
  Rental revenue from real estate                                       $80,337                $91,457                $99,082
  Above market lease intangible asset amortization                       (4,091)                (1,888)                (1,888)
  Tenant reimbursements                                                  13,355                 13,061                 14,030
  Other income, including lease terminations, settlements and interest   65,068                 20,566                  4,590
                                                                --------------------  ---------------------  ---------------------
                                                                        154,669                123,196                115,814

Expenses:
  Property operating, maintenance and real estate taxes                  20,371                 18,505                 18,613
  Interest                                                               20,131                 20,708                 21,294
  Interest (related parties)                                                724                    755                    972
  General and administrative                                              3,035                  2,248                  1,910
  Depreciation and amortization of real estate                           22,588                 21,579                 20,329
                                                                --------------------  ---------------------  ---------------------
                                                                         66,849                 63,795                 63,118
                                                                --------------------  ---------------------  ---------------------
Income before equity in earnings of unconsolidated joint venture
   and minority interests                                                87,820                 59,401                 52,696
Equity in earnings of unconsolidated joint venture                        1,408                  1,985                    724
Minority interests                                                      (71,471)               (49,928)               (44,136)
                                                                --------------------  ---------------------  ---------------------
     Income from continuing operations                                   17,757                 11,458                  9,284

Discontinued operations, net of minority interests:
  Gain from disposal of properties classified as discontinued operations  1,126                  2,935                    445
  Income attributable to discontinued operations                              5                    237                    298
                                                                --------------------  ---------------------  ---------------------
     Income from discontinued operations                                  1,131                  3,172                    743
                                                                --------------------  ---------------------  ---------------------

Net income to common stockholders                                       $18,888                $14,630                $10,027
                                                                ====================  =====================  =====================
Net income to minority interests                                        $76,960                $66,358                $47,524
                                                                ====================  =====================  =====================

Income per share from continuing operations:
  Basic                                                                   $0.90                  $0.60                  $0.51
                                                                ====================  =====================  =====================
  Diluted                                                                 $0.89                  $0.59                  $0.51
                                                                ====================  =====================  =====================
Income per share from discontinued operations:
  Basic                                                                   $0.06                  $0.17                  $0.04
                                                                ====================  =====================  =====================
  Diluted                                                                 $0.06                  $0.17                  $0.04
                                                                ====================  =====================  =====================
Net income per share to common stockholders:
  Basic                                                                   $0.96                  $0.77                  $0.55
                                                                ====================  =====================  =====================
  Diluted                                                                 $0.95                  $0.76                  $0.55
                                                                ====================  =====================  =====================

Weighted average shares of common stock (basic)                      19,627,234             19,066,581             18,286,947
                                                                ====================  =====================  =====================
Weighted average shares of common stock (diluted)                    19,854,411             19,298,664             18,325,659
                                                                ====================  =====================  =====================
Weighted average O.P. Units                                          85,162,240             85,510,491             86,220,117
                                                                ====================  =====================  =====================
Outstanding common stock                                             19,664,087             19,443,587             18,448,791
                                                                ====================  =====================  =====================
Outstanding O.P. Units                                               85,533,935             85,206,199             86,088,095
                                                                ====================  =====================  =====================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)



                                                                                               Distributions in
                                                                                   Additional     Excess of
                                                   Shares of Common     Common      Paid-in      Accumulated     Total Stockholders'
                                                  Stock Outstanding     Stock       Capital        Earnings            Equity
                                                  ------------------- ---------- ------------- ----------------- -------------------

Balance, December 31, 2004                             18,097,191         $18      $134,539         ($21,345)          $113,212

   Net income                                                                                         10,027             10,027
   Dividends declared at $0.64 per share                                                             (11,723)           (11,723)
   Issuance of common stock upon O.P. Unit conversion     296,600                     3,019                               3,019
   Issuance of common stock upon option exercise           55,000                       480                                 480
                                                  ------------------- ---------- ------------- ----------------- -------------------
Balance, December 31, 2005                             18,448,791          18       138,038          (23,041)           115,015

   Net income                                                                                         14,630             14,630
   Dividends declared at $0.64 per share                                                             (12,271)           (12,271)
   Issuance of common stock upon O.P. Unit conversion     881,896           1        10,279                              10,280
   Issuance of common stock upon option exercise          112,900                     1,014                               1,014
   Stock-based compensation                                                             210                                 210
                                                  ------------------- ---------- ------------- ----------------- -------------------
Balance, December 31, 2006                             19,443,587          19       149,541          (20,682)           128,878

   Net income                                                                                         18,888             18,888
   Dividends declared at $0.64 per share                                                             (12,572)           (12,572)
   Issuance of common stock upon O.P. Unit conversion     220,500           1         2,854                               2,855
   Stock-based compensation                                                             629                                 629
                                                  ------------------- ---------- ------------- ----------------- -------------------
Balance, December 31, 2007                             19,664,087         $20      $153,024         ($14,366)          $138,678
                                                  =================== ========== ============= ================= ===================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       Year Ended December 31,
                                                                    ---------------------------------------------------------------
                                                                           2007                  2006                 2005
                                                                    -------------------   -------------------  --------------------

Cash flows from operating activities:
Net income from continuing operations                                     $17,757               $11,458              $ 9,284
Net income from discontinued operations                                     1,131                 3,172                  743
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Minority interests income from continuing operations                  71,471                 49,928              44,136
     Minority interests income from discontinued operations                 5,489                 16,430               3,388
     Minority interests distributions                                     (55,313)               (55,618)            (47,524)
     Depreciation and amortization of real estate and in-place leases      22,588                 21,579              20,329
     Depreciation and amortization from discontinued operations               147                    695               1,270
     Amortization of above market lease                                     4,091                  1,888               1,888
     Gain from disposal of properties classified as discontinued operations(6,529)               (18,102)             (2,206)
     Equity in earnings of unconsolidated joint venture                    (1,408)                (1,985)               (724)
     Distributions from unconsolidated joint venture                        2,141                  1,780               1,020
     Interest earned on restricted cash                                    (1,631)                  (821)               (100)
     Lease termination fee income related to restricted cash              (35,636)                (4,549)                  -
     Stock-based compensation expense                                         629                    236                   -
     Other                                                                    147                     37                   -
Change in operating assets and liabilities, net of liabilities assumed:
     Deferred rent receivable                                               3,656                    729                (707)
     Other assets                                                            (389)                   751              (5,709)
     Interest payable                                                         (44)                 1,054                  (6)
     Security deposits                                                     (2,230)                (1,070)               (497)
     Deferred rental income                                                (3,572)                   771              (4,935)
     Accounts payable and accrued expenses                                  1,006                 (1,351)              2,248
                                                                    -------------------   -------------------  --------------------
        Net cash provided by operating activities                          23,501                 27,012              21,898
                                                                    -------------------   -------------------  --------------------

Cash flows from investing activities:
Improvements to real estate                                                (4,878)                (4,277)             (1,138)
Proceeds from sales of real estate                                         15,431                 42,628              27,508
Purchase of real estate                                                   (47,491)               (15,959)            (14,184)
Restricted cash held in escrow                                            (15,431)               (43,043)            (15,061)
Restricted cash released for purchase of real estate                       43,191                 13,447                   -
Excess cash from release of restricted cash                                   630                  1,835                   -
                                                                    -------------------   -------------------  --------------------
        Net cash used in investing activities                              (8,548)                (5,369)             (2,875)
                                                                    -------------------   -------------------  --------------------

Cash flows from financing activities:
Proceeds from mortgage loan payable                                             -                      -             150,800
Principal payments on mortgage notes payable                              (10,581)                (9,380)             (7,431)
Principal payments on mortgage notes payable (related parties)               (430)                  (397)               (369)
Net payments under line of credit (related parties)                             -                      -              (9,560)
Payment on loan payable                                                         -                      -             (78,710)
Net payments under revolving line of credit                                     -                      -             (24,208)
Loan escrow                                                                (1,500)                     -                   -
Refund of appeal bond                                                           -                  1,599                   -
Net proceeds from exercise of stock options                                     -                    989                 480
Minority interests distributions in excess of earnings                          -                      -              (8,435)
Dividends paid                                                            (12,536)               (12,110)            (11,668)
                                                                    -------------------   -------------------  --------------------
        Net cash (used in)/provided by financing activities               (25,047)               (19,299)             10,899
                                                                    -------------------   -------------------  --------------------

        Net (decrease)/increase in cash and cash equivalents              (10,094)                 2,344              29,922
Cash and cash equivalents, beginning of year                               33,785                 31,441               1,519
                                                                    -------------------   -------------------  --------------------

Cash and cash equivalents, end of year                                    $23,691                $33,785             $31,441
                                                                    ===================   ===================  ====================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


1.   ORGANIZATIONS AND FORMATION OF THE COMPANY

Mission West Properties, Inc. ("the Company") is a fully integrated, self-administered and self-managed real estate company that acquires and manages research and development ("R&D")/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% of four existing limited partnerships (referred to collectively as the "operating partnerships") and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. The Company purchased an approximate 12.11% interest in each of the operating partnerships. All limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership ("O.P.") Units, which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

As of December 31, 2007, the Company owns a controlling general partnership interest of 19.94%, 21.78%, 16.26% and 12.48% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for an 18.73% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

The Company, through the operating partnerships, owns interests in 109 R&D properties at December 31, 2007, all of which are located in the Silicon Valley.

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

The Company consolidates all variable interest entities in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities"("FIN 46R").

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

For purchases of real estate that were consummated subsequent to June 30, 2001, the effective date of SFAS 141, "Business Combinations," the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

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

DEPRECIATION AND AMORTIZATION
Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

   Building shell and base building improvements of newly acquired properties   -   Weighted average composite life of 40 years
   Base building improvements made subsequent to initial property acquisition   -   25 years acquisition Tenant
   Tenant improvements and furniture and fixtures                               -   Lesser of life of asset, generally 5-10 years,
                                                                                    or term of lease
   Above-market and in-place lease value                                        -   Term of lease

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The analysis that the Company prepares in connection with determining if there may be any asset impairment loss under SFAS 144 considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended December 31, 2007 and 2006.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with SFAS 144, the results of operations and gains or losses on the sale of property are presented as discontinued operations if both the following criteria are met: (a) the operation and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. SFAS 144 also requires prior period results of operations for these properties to be retrospectively adjusted and presented in discontinued operations in prior consolidated statements of operations.

An asset is generally classified as held for sale once management has committed to an action to sell the asset, the asset is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such assets), an active program to locate a buyer is initiated, the sale is probable, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties for sale with significant contingencies that may prevent their sale, such as obtaining rezoning approval from the city, are not classified as assets held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of operations. The income/(loss) from discontinued operations includes the revenues and expenses, including depreciation, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

RESTRICTED CASH
Restricted cash totaled $65,509 as of December 31, 2007. Of this amount, $48,358 represents a balance the Company consolidated due to its adoption of FIN 46R, $15,651 represents proceeds received plus interest earned from the Northport and Morse property sales held in a separate cash account at a trust company for future use in tax-deferred exchanges, and the remaining $1,500 represents a certificate of deposit setup for a current loan escrow. The Company does not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

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

MINORITY INTERESTS
Minority interests in the operating partnerships represent the proportionate share of the equity in the operating partnerships of the limited partners. Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interests ownership percentage.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

INCOME TAXES
The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2007, 2006 and 2005, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the year ended December 31, 2007, the Company's total dividends paid or payable to the stockholders represented approximately 97% ordinary income, 2% capital gain and 1% unrecaptured section 1250 gain for income tax purposes (unaudited). For the year ended December 31, 2006, the Company's total dividends paid or payable to the stockholders represented 100% ordinary income for income tax purposes (unaudited). For the year ended December 31, 2005, the Company's total dividends paid or payable to the stockholders represented 89% ordinary income and 11% return of capital for income tax purposes (unaudited).

NET INCOME PER SHARE
The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average of common and common equivalent shares outstanding during the year.

ACCOUNTING FOR STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for employee, director and consultant stock options. SFAS 123R requires that the cost of stock options, as well as other equity-based compensation arrangements, be reflected in the consolidated financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123 and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. As of December 31, 2007, the Company had one stock-based compensation plan. The Company has adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, cash flows or financial position.

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying consolidated statements of operations. For the year ended December 31, 2007, under SFAS 123R, the Company recorded $629 of expense for share-based compensation relating to stock options.

As of December 31, 2007, there was $495 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of three years.

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

The following table illustrates the unaudited pro forma effect on consolidated net income available to common stockholders and consolidated earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the year ended December 31, 2005.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


                                                              December 31, 2005
                                                             --------------------
                                                            (dollars in thousands,
                                                            except per share data)
     Historical net income to common stockholders                  $10,027
     Add back compensation expense for stock options included
        in historical net income to common stockholders                  -
     Deduct compensation expense for stock options
        determined under fair value based method                      (161)
     Allocation of expense to minority interests                       134
                                                             --------------------
     Pro forma net income to common stockholders                   $10,000
                                                             --------------------

     Earnings per share - basic:
        Historical net income to common stockholders                 $0.55
        Pro forma net income to common stockholders                  $0.55
     Earnings per share - diluted:
        Historical net income to common stockholders                 $0.55
        Pro forma net income to common stockholders                  $0.55

In 2007, stock options to purchase 710,000 shares of common stock were granted to four employees, three non-employee directors and four consultants. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $12.09 per share. The estimated fair value of the options granted in 2007 was $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.29%, volatility of 18.94%, risk free rates of 4.53% and an expected life of six years. All options were granted at the fair market value at the date of grant. There were no stock options granted in 2006.

In 2005, stock options to purchase 710,000 shares of common stock were granted to four employees and three non-employee directors. The options vest monthly for 33 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $10.00 per share. The estimated fair value of the options granted in 2005 was $1.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.40%, volatility of 21.97%, risk free rates of 4.20% and an expected life of six years. All options were granted at the fair market value at the date of grant.

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

In April 2005, a total of 290,000 DERs were awarded by the Company's Board of Directors. The Company recorded DER compensation expense of approximately $186, $186 and $139 in 2007, 2006 and 2005, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company's fixed rate debt at December 31, 2007 was approximately $444,288 as compared to its carrying value of $346,744.

RECLASSIFICATIONS
Certain amounts from prior year's consolidated financial statements have been reclassified to conform to the presentation of the current year's consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

CONCENTRATION OF CREDIT RISK
The Company's properties are not geographically diverse, and its tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 79 tenants at December 31, 2007, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 15.1%, 12.5% and 10.0% of the Company's cash rental income for the years ended December 31, 2007, 2006 and 2005, respectively, of total cash rental income. Cash rental income from Microsoft Corporation was $12,288, $11,728 and $10,089 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rents from this tenant are $89,043. One other tenant accounted for approximately 10.8%, 10.0% and 8.9% of the Company's cash rental income for the years ended December 31, 2007, 2006 and 2005, respectively, of total cash rental income. During 2007, six of the Company's tenants relocated or ceased operations.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN 48 are effective for the fiscal year beginning January 1, 2007. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The FASB has approved a one-year deferral for the implementation of the Statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the impact of the provisions of SFAS 157 and currently cannot estimate the impact to its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued revised SFAS 141, "Business Combinations" ("SFAS 141R"). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders' equity, eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

3.   DEFERRED RENT RECEIVABLE, NET

The following table represents activity in the allowance against deferred rent receivable, net for the years ended December 31, 2007, 2006 and 2005.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


                                                          Provision
                                            Beginning      Against                    Ending
                                             Balance       Revenue     Charge-off     Balance
                                          ------------------------------------------------------
                                                            (dollars in thousands)
    Year ended December 31, 2005             $2,000           $785         $785       $2,000
    Year ended December 31, 2006             $2,000         $1,216       $1,216       $2,000
    Year ended December 31, 2007             $2,000         $4,457       $2,707         $250

4.   STOCK TRANSACTIONS

As of December 31, 2007 and 2006, $1,970 and $1,833 remained outstanding under notes issued in connection with the Company's purchase of its general partnership interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing the Company's net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2009. At present, the Company's only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders or by raising additional equity capital.

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

There were no stock option exercises in 2007.

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

In 2007, 2006 and 2005,  220,500,  881,896 and 296,600 O.P. Units were exchanged for 220,500, 881,896 and 296,600 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships.

5.   MINORITY INTERESTS

Minority interests represent the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 81.27% and 81.77%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2007 and 2006, respectively. Minority interests in earnings have been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interests ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company's consolidated financial statements. The minority interests in the joint ventures are reflected as a component of minority interests of the operating partnerships. For the years ended December 31, 2007, 2006 and 2005, income

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

associated with the minority interests held by the third parties of the three consolidated joint ventures was $502, $499 and $479, respectively.

6.   REAL ESTATE

PROPERTY ACQUISITIONS
In March 2007, the Company acquired approximately 50 acres of vacant land in Morgan Hill, California, which could support approximately 725,000 rentable square feet of space. The land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use. The acquisition price for this property was approximately $25,543 and was funded from a portion of the proceeds received from the Samaritan property sale (see below under "Property Dispositions"), which were held by a third party and classified as restricted cash as of December 31, 2006.

In April 2007, the Company acquired three office/R&D buildings comprised of approximately 149,000 rentable square feet at Montague Expressway in Milpitas, California for approximately $15,351. The acquisition was funded from a portion of the proceeds received from the Samaritan property sale (see below under "Property Dispositions"), which were held by a third party. With the exception of one lease, the property was purchased without any long-term tenants. The Company has allocated the purchase price to land and building based upon the estimated relative fair values of such assets. There was no purchase price allocation to lease intangible assets.

In April 2007, the Company acquired approximately five acres of vacant land in Morgan Hill, California, which could support approximately 73,000 rentable square feet of space. The land is currently zoned for industrial use. The acquisition price for this property was approximately $2,297 and was funded from the remaining proceeds received from the Samaritan property sale (see below under "Property Dispositions"), which were held by a third party.

In September 2007, the Company acquired an approximately 99,000 rentable square foot newly constructed R&D building located at 5845 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $10,903. The Company acquired this property by issuing 548,236 O.P. Units to the Berg Group and $4,300 in cash, which was paid in the fourth quarter of 2007. The Company has allocated the purchase price to land and building based upon the estimated relative fair values of such assets. Since the property was vacant when acquired, there was no purchase price allocation to lease intangible assets.

In March 2006, the Company acquired two fully leased office/R&D properties with approximately 95,700 rentable square feet located at 233 South Hillview Drive in Milpitas, California from Sipex Corporation in a tax-deferred exchange under section 1031 of the Internal Revenue Code of 1986. The total acquisition price for this property was approximately $13,411 and was funded from the proceeds received from the 800 Embedded Way property sale, which were held by a third party and classified as restricted cash as of December 31, 2005. The purchase price was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded $1,374 of the purchase price as real estate related intangible assets in the accompanying consolidated balance sheet for the value of an in-place lease. The intangible assets are being amortized over the applicable remaining lease term.

In April 2006, the Company acquired a fully leased office/R&D property with approximately 42,100 rentable square feet located at 1875 Charleston Road in Mountain View, California by purchasing Mission West Charleston, LLC, an entity controlled by Carl E. Berg. The total acquisition price for this entity of $2,615 was paid in cash. The property is subject to a ground lease with an unrelated party for the underlying land that runs through June 2057. The purchase price was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded $745 of the purchase price as real estate related intangible assets in the accompanying consolidated balance sheet for the value of an in-place lease. The intangible assets are being amortized over the applicable remaining lease term.

The purchase price allocation for these property acquisitions was determined in accordance with the following principles under SFAS 141:

- The fair value of the tangible assets of an acquired property, which includes land, building and tenant improvements, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions and tenant improvements.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

- The capitalized in-place lease value, included in real estate related intangible assets in the accompanying consolidated balance sheets, is amortized to expense as amortization of real estate over the remaining non-cancelable lease term. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

PROPERTY DISPOSITIONS
In August 2007, the Company disposed of one R&D property located at 45700 Northport Loop in Fremont, California consisting of approximately 39,000 rentable square feet. A total net gain of approximately $1,699 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of $7,742. Proceeds from the sale were classified as restricted cash to be used in tax-deferred property exchanges as of December 31, 2007.

In September 2007, the Company disposed of one R&D property located at 1170 Morse Avenue in Sunnyvale, California consisting of approximately 48,000 rentable square feet. A total net gain of approximately $4,830 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of $8,301. Proceeds from the sale were classified as restricted cash to be used in tax-deferred property exchanges as of December 31, 2007.

In October 2006, the Company disposed of three vacant R&D properties at 2033-2243 Samaritan Drive in San Jose, California consisting of approximately 235,000 rentable square feet. A total net gain of approximately $18,102 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of $43,271. These properties were subject to a contract of sale from an unrelated party for the purchase of a total of three R&D properties located at Samaritan Drive that the Company signed on July 17, 2006. Proceeds from the sale were classified as restricted cash to be used in tax-deferred property exchanges as of December 31, 2006.

BERG LAND HOLDINGS OPTION AGREEMENT
Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde
J. Berg. This agreement will expire on December 31, 2010, after which the Company will no longer have the right to acquire properties from the Berg Group or the pre-determined terms provided in that agreement. At present, there are approximately 84 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed 22 acquisitions under the Berg Land Holdings Option Agreement representing approximately 2,133,000 rentable square feet. The acquired properties cost approximately $218,707, for which the Company issued 8,482,085 O.P Units and assumed debt of approximately $122,342. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus (c) interest at LIBOR (London Interbank Offered Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus
(d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus (e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 or the seller's acquisition date to the close of escrow; minus (f) the aggregate principal amount of all debt encumbering the acquired property, or a lesser amount as approved by the members of the Independent Directors committee of the Company's Board of Directors. Generally, the Company will not acquire any projects until they are fully completed and leased.

No estimate can be given at this time as to the total cost to the Company to acquire future projects under the Berg Land Holdings Option Agreement, or the timing as to when the Company will acquire such projects. In addition to any projects currently under development, the Company has the right to acquire future developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately 1.4 million square feet of new developments. Under the Berg Land Holdings Option Agreement, as long as the Berg Group ownership in the Company and the operating partnerships taken as a whole is at least 65%, or until December 31, 2010, whichever occurs first, the Company also has an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg in the future which has not been improved with completed buildings and which is zoned for, intended for or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon, and Washington.

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

Under FIN 46R, for an entity to qualify as a VIE one or more of the following three characteristics must exist:

1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support by any parties, including the equity holders.
2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
     a. the direct or indirect ability to make decisions about the entity's activities through voting or similar rights;
     b.   the obligation to absorb the expected loss of the entity;
     c.   the right to receive the expected residual returns of the entity; or
3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

In August 2007, one of the Company's tenants, Ciena Corporation, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the assignment, M&M assumed all of Ciena's remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena's obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expires in 2011. Under the terms of the assignment of lease agreement, the Company will receive monthly rent payments of approximately $789 from July 2007 through June 2008, $818 from July 2008 through June 2009, $849 from July 2009 through June 2010, $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of FIN 46R, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007.

In March 2006, one of the Company's tenants, JDS Uniphase Corporation ("JDS"), entered into an assignment of lease agreement with M&M, in connection with leases for approximately 252,000 rentable square feet located in San Jose, California that expired in November 2007 as a result of the assignment. M&M assumed all of JDS's remaining obligations under these leases, acquired certain personal property of JDS located on the premises and received a payment of approximately $11,147. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with JDS, pursuant to which all of the JDS's obligations under these leases were effectively transferred to M&M. M&M was obligated to continue to perform all of the obligations under the assumed JDS leases and had the right to sublease any or all of the 252,000 rentable square feet vacated by JDS for the remainder of the terms of the assigned leases. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $733 from April 2006 through December 2006, $545 from January 2007 through August 2007 and $330 from September 2007 through November 2007. Based upon the provisions of FIN 46R, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of approximately $11,147 in March 2006.

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

8.   DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2007 and 2006.

                                                                                          Balance at           Maturity     Interest
        Debt Description                        Collateral Properties                     December 31,           Date         Rate
---------------------------------------  ---------------------------------------  ---------------------------  ----------- ---------
                                                                                       2007          2006
---------------------------------------  ---------------------------------------  ---------------------------  ----------- ---------
                                                                                    (dollars in thousands)
Line of Credit:
Santa Clara Valley National Bank(1)      Not Applicable                                    -              -   December 2007    (1)
                                                                                  ------------  -------------

Mortgage Notes Payable(related parties): 5300-5350 Hellyer Avenue, San Jose, CA       $9,224         $9,654     June 2010     7.650%
                                                                                  ------------  -------------

Mortgage Notes Payable: (2)
Prudential Insurance Co. of America (3)  10300 Bubb Road, Cupertino, CA              112,543        114,994   October 2008    6.560%
                                         10500 North De Anza Blvd, Cupertino, CA
                                         4050 Starboard Drive, Fremont, CA
                                         45700 Northport Loop, Fremont, CA
                                         45738 Northport Loop, Fremont, CA
                                         450 National Ave, Mountain View, CA
                                         6311 San Ignacio Avenue, San Jose, CA
                                         6321 San Ignacio Avenue, San Jose, CA
                                         6325 San Ignacio Avenue, San Jose, CA
                                         6331 San Ignacio Avenue, San Jose, CA
                                         6341 San Ignacio Avenue, San Jose, CA
                                         6351 San Ignacio Avenue, San Jose, CA
                                         3236 Scott Blvd, Santa Clara, CA
                                         3560 Bassett Street, Santa Clara, CA
                                         3570 Bassett Street, Santa Clara, CA
                                         3580 Bassett Street, Santa Clara, CA
                                         1135 Kern Avenue, Sunnyvale, CA
                                         1212 Bordeaux Lane, Sunnyvale, CA
                                         1230 E. Arques, Sunnyvale, CA
                                         1250 E. Arques, Sunnyvale, CA
                                         1170 Morse Avenue, Sunnyvale, CA
                                         1600 Memorex Drive, Santa Clara, CA
                                         1688 Richard Avenue, Santa Clara, CA
                                         1700 Richard Avenue, Santa Clara, CA
                                         3540 Bassett Street, Santa Clara, CA
                                         3542 Bassett Street, Santa Clara, CA
                                         3544 Bassett Street, Santa Clara, CA
                                         3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Ins. Co. (4)    1750 Automation Parkway, San Jose, CA        84,959         88,411    January 2013   5.640%
                                         1756 Automation Parkway, San Jose, CA
                                         1762 Automation Parkway, San Jose, CA
                                         6320 San Ignacio Avenue, San Jose, CA
                                         6540-6541 Via Del Oro, San Jose, CA
                                         6385-6387 San Ignacio Avenue, San Jose, CA
                                         2251 Lawson Lane, Santa Clara, CA
                                         1325 McCandless Drive, Milpitas, CA
                                         1650-1690 McCandless Drive, Milpitas, CA
                                         20605-20705 Valley Green Dr., Cupertino, CA

Allianz Life Insurance Co. (I)(5)        5900 Optical Court, San Jose, CA             23,825         24,598    August 2025    5.560%

Allianz Life Insurance Co. (II)(5)       5325-5345 Hellyer Avenue, San Jose, CA      116,193        120,098    August 2025    5.220%
                                         1768 Automation Parkway, San Jose, CA
                                         2880 Scott Boulevard, Santa Clara, CA
                                         2890 Scott Boulevard, Santa Clara, CA
                                         2800 Scott Boulevard, Santa Clara, CA
                                         20400 Mariani Avenue, Cupertino, CA
                                         10450-10460 Bubb Road, Cupertino, CA

                                                                                  ------------  -------------
                                                                                     337,520        348,101

                                                                                  ------------  -------------
Total                                                                               $346,744       $357,755
                                                                                  ============  =============

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

(1) Santa Clara Valley National Bank ("SCVNB") was formerly known as Cupertino National Bank. Interest rate for the SCVNB line of credit is LIBOR plus 1.75%. SCVNB was acquired by Wells Fargo Bank and the Company transferred its day-to-day primary banking relationship to Heritage Bank of Commerce. The SCVNB line of credit expired on December 22, 2007.

(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from $177 to $840 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.85% and 5.84% at December 31, 2007 and 2006, respectively.

(3) The Prudential Insurance loan is payable in monthly installments of $827, which includes principal (based upon a 30-year amortization) and interest. A limited partner, who is not a member of the Berg Group, has guaranteed approximately $12,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900, which were deferred and amortized over the loan period. In the third quarter of 2007, the Company sold 45700 Northport Loop in Fremont, California and 1170 Morse Avenue in Sunnyvale, California, which were collateral properties under the Prudential Insurance loan. Prudential Insurance has agreed to release these two properties without delivery of substitute properties provided that the Company pay a fee of $20 and deposit a $1.5 million certificate of deposit in escrow with Prudential Insurance for a full year. The Prudential loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2007, the Company was in compliance with these loan covenants.

(4) The Northwestern loan is payable in monthly installments of $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2007, the Company was in compliance with these loan covenants.

(5) The Allianz loans are payable in monthly installments of $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2007, the Company was in compliance with these loan covenants.


Scheduled principal payments on debt as of December 31, 2007 are as follows:

                                  Fixed Rate Debt
                                 (Including Related
                                      Parties)
                              -------------------------
    December 31, 2008                $121,589
    December 31, 2009                   9,561
    December 31, 2010                  10,105
    December 31, 2011                  10,681
    December 31, 2012                  11,032
    Thereafter                        183,776
                              -------------------------
         Total                       $346,744
                              =========================

INTEREST RATE DERIVATIVE
In 2005, the Company entered into a cash flow interest rate derivative as a means to hedge exposure to an increase in interest rates prior to securing a loan commitment in connection with a refinancing of certain variable rate debt to fixed rate long term mortgage debt. The Company secured a 20 year fixed rate mortgage loan commitment for $125,000 at 5.22% annual interest rate and closed the derivative contracts. Since the interest rate derivative contracts did not qualify as a designated cash flow interest rate hedge in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the Company recorded an interest expense of $834 in 2005. The Company did not obtain any interest rate derivatives in 2006 or 2007.

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

During 2007, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.64 per common share and O.P. Unit for total dividends/distributions of $67,152, including $16,832 payable in January 2008. Total distributions attributable to O.P. Units owned by various members of the Berg Group were $50,271.

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

10.  EQUITY-BASED COMPENSATION AND RETIREMENT INVESTMENT PLANS

The Company's 1997 Stock Option Plan ("1997 Plan") was approved by the Company's stockholders on November 10, 1997. On November 24, 2004, the 2004 Equity Incentive Plan ("2004 Plan") was approved by the Company's stockholders and replaced the 1997 Plan. The Company's board of directors approved the 2004 Plan in September 2004. No further options are available or will be granted under the 1997 Plan. In replacing the 1997 Plan, the 2004 Plan:

- transferred up to 3,991,089 remaining shares available for issuance under the Company's 1997 Plan and terminated the 1997 Plan for any new grants;
- transferred up to an additional 767,000 shares subject to outstanding options under the 1997 Plan if they expire without being exercised, of which 272,000 shares had been transferred as of December 31, 2007; and
- includes the ability to grant restricted stock, restricted stock units, performance units, dividend equivalent rights, and other stock-based compensation, including O.P. Units of the Operating Partnerships, as well as incentive and non-statutory stock options.

The 2004 Plan was adopted so that the Company may attract and retain the high quality employees, consultants and directors necessary to build the Company's infrastructure and to provide ongoing incentives to the Company's employees in the form of options to purchase the Company's common stock by enabling them to participate in the Company's success.

The 2004 Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors of the Company. 2,843,089 and 3,553,089 shares of common stock were available for future option or award grants under the 2004 Plan as of December 31, 2007 and 2006, respectively.

In 2007, stock options to purchase 710,000 shares of common stock were granted to four employees, three non-employee directors and four consultants, which options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $12.09 per share. The estimated fair value of the options was $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.29%, volatility of 18.94%, risk free rates of 4.53% and an expected life of six years. All options were granted at the fair market value at the date of grant.

No options were granted in year 2006.

In 2005, stock options to purchase 710,000 shares of common stock were granted to four employees and three non-employee directors, which vest monthly for 33 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $10.00 per share. The estimated fair value of the options was $1.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.40%, volatility of 21.97%, risk free rates of 4.20% and an expected life of six years. All options were granted at the fair market value at the date of grant.

The remaining contractual lives of unexercised option grants range from April 2009 to January 2013.

The following table shows the activity and detail for the 2004 Plan for each of the three years in the period ended December 31, 2007.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

                                                                     Weighted Average
                                                  Options            Exercise Price
                                                Outstanding             Per Share
                                            --------------------   ---------------------
     Balance, December 31, 2004                    767,000                 $11.44
           Options granted                         710,000                 $10.00
           Options exercised                       (55,000)                 $8.73
                                            --------------------
     Balance, December 31, 2005                  1,422,000                 $10.83
           Options exercised                      (112,900)                 $8.76
           Options cancelled                      (272,000)                $13.00
                                            --------------------
     Balance, December 31, 2006                  1,037,100                 $10.48
           Options granted                         710,000                 $12.09
                                            --------------------
     Balance, December 31, 2007                  1,747,100                 $11.13
                                            ====================
     Available for grant at December 31, 2007    2,843,089
                                            ====================
     Available for grant at December 31, 2006    3,553,089
                                            ====================

The following table summarizes information regarding options outstanding for the 2004 Plan at December 31, 2007:

                                        Options Outstanding             Options Exercisable    Options Not Exercisable
                               ----------------------------------------------------------------------------------------
                                                 Weighted
                                                  Average    Weighted                 Weighted                Weighted
                                                Remaining     Average                  Average                 Average
                                              Contractual    Exercise                 Exercise                Exercise
     Range of Exercise Prices      Options  Life in Years       Price      Options       Price     Options       Price
     ------------------------------------------------------------------------------------------------------------------
     $10.00                        662,100           3.33      $10.00      662,100      $10.00           -           -
     $11.33                        375,000           1.33      $11.33      375,000      $11.33           -           -
     $12.09                        710,000           5.00      $12.09      162,713      $12.09     547,287      $12.09
                               ------------                           -------------            ------------
     $10.00 to $12.09            1,747,100           3.58      $11.13    1,199,813      $10.70     547,287      $12.09
                               ============                           =============            ============

None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2007 and 2006, "in-the-money" outstanding options to purchase zero and 779,596 shares of common stock, respectively, were exercisable.

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

A total of 4,263,089 shares of common stock are reserved for issuance under the 2004 Plan, in addition to 375,000 shares subject to outstanding options if they expire unexercised. At no time may the number of shares issued pursuant to or subject to outstanding awards granted under the 2004 Plan exceed this number, subject to the provisions for increase and adjustment set forth in the 2004 Plan. If any option or award expires, terminates or is cancelled without being exercised in full, or any other award is forfeited, the shares forfeited or not purchased will be available for future grant of awards.

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $123, $103 and $103 of expense for employer contributions made in connection with this Plan, respectively.

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

                                                                Year Ended              Year Ended              Year Ended
                                                             December 31, 2007       December 31, 2006        December 31, 2005
                                                            --------------------    --------------------     -------------------
                                                                       (dollars in thousands, except per share data)
    Numerator:
       Income from continuing operations                           $17,757                 $11,458                  $9,284
       Income from discontinued operations                           1,131                   3,172                     743
                                                            --------------------    --------------------     -------------------
          Net income to common stockholders                        $18,888                 $14,630                 $10,027
                                                            ====================    ====================     ===================

    Denominator:
       Weighted average shares of common stock (basic)          19,627,234              19,066,581              18,286,947
       Effect of dilutive securities:
          Incremental shares from assumed stock options exercise   227,177                 232,083                  38,712
                                                            --------------------    --------------------     -------------------
             Weighted average shares of common stock (diluted)  19,854,411              19,298,664              18,325,659
                                                            ====================    ====================     ===================

    Per share data:
       Basic net income per share:
          Net income to common stockholders before discontinued
             operations                                              $0.90                   $0.60                   $0.51
          Discontinued operations                                     0.06                    0.17                    0.04
                                                            --------------------    --------------------     -------------------
                Net income to common stockholders                    $0.96                   $0.77                   $0.55
                                                            ====================    ====================     ===================
       Diluted net income per share:
          Net income to common stockholders before discontinued
             operations                                              $0.89                   $0.59                   $0.51
          Discontinued operations                                     0.06                    0.17                    0.04
                                                            --------------------    --------------------     ------------------
                Net income to common stockholders                    $0.95                   $0.76                   $0.55
                                                            ====================    ====================     ===================

Outstanding options to purchase 647,000 shares in 2005 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

common stock during the respective periods. The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2007, 2006 and 2005 were 85,533,935, 85,206,199 and 86,088,095, respectively.

12.  OTHER INCOME

Other income from continuing operations was approximately $65,068, $20,566 and $4,590 for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, termination fees, prior tenant bankruptcy settlements, management fee income, interest income, security deposit forfeitures and miscellaneous income accounted for approximately $57,515, $300, $981, $3,087, $1,799 and $1,386, respectively, of other income. For the year ended December 31, 2006, termination fees, prior tenant bankruptcy settlements, management fee income, interest income, security deposit forfeitures and miscellaneous income accounted for approximately $16,068, $183, $1,070, $2,344, $104 and $797, respectively, of other income. For the year ended December 31, 2005, termination fees, prior tenant bankruptcy settlements, management fee income, interest income, security deposit forfeitures and miscellaneous income accounted for approximately $2,407, $108, $935, $567, $455 and $118, respectively, of other income. Management fee is paid by the tenant to the landlord for the administration and supervision of the property.

13.  RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the Berg Group owned 77,902,384 and 77,392,648 O.P. Units, respectively, of the total 85,533,935 and 85,206,199 O.P. Units issued and outstanding, respectively. The Berg Group's interest in the Company represents 74.1% and 74.0% of the Company as of December 31, 2007 and 2006, respectively, assuming conversion of the O.P. Units into common shares of the Company.

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

PROPERTY ACQUISITION
In September 2007, the Company acquired an approximately 99,000 rentable square foot newly constructed R&D building located at 5845 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $10,903. The Company acquired this property by issuing 548,236 O.P. Units and paying $4,300 in cash to the selling members of the Berg Group. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

In April 2006, the Company acquired a fully leased office/R&D property with approximately 42,100 rentable square feet located at 1875 Charleston Road in Mountain View, California by purchasing Mission West Charleston, LLC, an entity controlled by Carl E. Berg for $2,615. The property is subject to a ground lease with an unrelated party for the underlying land that runs through June 2057. The acquisition was paid in cash. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

DEBT WITH THE BERG GROUP
As of December 31, 2007 and 2006, debt in the amount of $9,224 and $9,654, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. Interest expense incurred in connection with the Berg Group mortgage note was $724, $755 and $784 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Berg Group line of credit was originally scheduled to mature in March 2006, but through mutual agreement it was terminated in October 2005 by the Company and the Berg Group. For the year ended December 31, 2005, interest expense incurred in connection with the Berg Group line of credit was $188.

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

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was $0.7 million, $0.8 million and $0.7 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, accumulated cash flow distributions from Hellyer LP totaling approximately $4.4 million were accrued and distributed to BBE. If the Company's litigation with RPC (as described under Note 16 below) is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

ACQUISITION OF CARL E. BERG'S INTEREST IN UNCONSOLIDATED JOINT VENTURE
In July 1999, TBI, an unrelated party, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company's Independent Directors Committee must approve the acquisition of any properties and that the Company's policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MWP, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MWP to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MWP owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling $53.6 million. The Independent Directors Committee approved the Company's acquisition of the Berg Group's 50% interest in the joint venture effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MWP acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots. In July 2006, TBI-MWP sold one R&D property with approximately 126,400 rentable square feet for approximately $8,450. The total gain on the sale was approximately $876 of which $438 was the Company's share. TBI-MWP currently owns three fully leased buildings totaling approximately 466,600 rentable square feet.

BERG CONTROLLED ENTITIES HAVE FINANCIAL INTERESTS IN CERTAIN TENANTS THAT LEASE SPACE FROM THE COMPANY
During the years ended December 31, 2007, 2006 and 2005, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed $1,227, $1,875 and $731 in rental revenue in 2007, 2006 and 2005, respectively. Under the Company's Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement, and currently their share ownership is below a level at which rent from related tenants would be excluded in determining compliance with REIT qualification tests.

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

LAND LEASE RENT REIMBURSEMENT TO CARL E. BERG
One tenant was leasing four R&D buildings from the Company and was also leasing raw land from Carl E. Berg. Total rent from the tenant was paid directly to the Company, which included the land rent. The Company reimbursed Carl E. Berg $85 per month for the land rent. That tenant terminated its lease obligations with the Company effective July 1, 2007, and the Company acquired the land in connection with a completed 99,000 rentable square feet shell building (see "Property Acquisitions" above under Note 6) and after July 1, 2007 no further rent was paid to Carl E. Berg.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

BERG GROUP HIRED TO PERFORM RESTORATIONS
In March 2006, the Company and Fujitsu Limited, or Fujitsu, agreed to the termination of a lease for one building consisting of approximately 125,000 rentable square feet. Fujitsu was responsible for repairing damages to the building and with the Company's Independent Directors Committee approval hired Berg & Berg Enterprises to perform the restoration work for a total of approximately $4,500, which was completed in 2007.

LEASING AND OVERHEAD REIMBURSEMENTS PROVIDED BY BERG CONTROLLED ENTITY
The Company currently leases office space owned by Berg & Berg Enterprises for the Company's headquarters. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $95, $90 and $90 for the years ended December 31, 2007, 2006 and 2005.

14.  FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 109 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2020, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases as of December 31, 2007, excluding tenant reimbursements of expenses, are as follows:

     Year                   Minimum Rent
     --------------------------------------------
                       (dollars in thousands)
     2008                      $70,914
     2009                       68,886
     2010                       63,749
     2011                       55,911
     2012                       43,197
     Thereafter                101,358
                     ----------------------------
          Total               $404,015
                     ============================

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $20,617, $20,137 and $21,842 for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with a property acquisition from the Berg Group, the Company issued 548,236 O.P. Units for a total acquisition value of approximately $6,603 for the year ended December 31, 2007.

Amounts of approximately $50,189, $50,166 and $50,223 were paid to the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2007, 2006 and 2005, respectively. The amount paid in 2005 was treated as draws under the Berg Group line of credit.

For the years ended  December  31,  2007,  2006 and 2005,  220,500,  881,896 and
296,600 O.P. Units were exchanged for 220,500, 881,896 and 296,600 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. These non-cash transactions were valued at approximately $2,855, $10,280 and $3,019 for the years ended December 31, 2007, 2006 and 2005, respectively, based on the market closing price on the day of the transactions.

16.  COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. The Company is currently involved in the following legal proceedings, and does not believe the ultimate outcome of any of these proceedings will have a material adverse effect on its financial condition or operating results.

MISSION WEST PROPERTIES, L.P. V. REPUBLIC PROPERTIES CORPORATION, ET AL. SANTA CLARA COUNTY SUPERIOR COURT, CASE NO. CV 796249. In February 2001, while a related case in Maryland was pending, the Company filed a suit against Republic Properties Corporation ("RPC") in the Superior Court of the State of California for the County of Santa Clara, Case No. CV 796249. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. A trial in the California Superior Court will commence in early 2008.

GUARANTEES
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2007.

The Company also enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of December 31, 2007.

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

ASSET DISPOSITION SUBJECT TO CERTAIN CONDITIONS
The Company has entered into a sales agreement with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has executed a sales contract as of December 31, 2007 that are subject to material conditions as previously described:

    Property                   Number of Buildings   Rentable Square Feet      Acres       Sales Price
    --------                   -------------------   --------------------      -----       -----------
    McCandless Drive
    Milpitas, California                8                   427,000            23.03         $76,500

17.  REAL ESTATE ASSET HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company follows SFAS 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2007, 2006 and 2005. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

As of December 31, 2007, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale.

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

In 2005, the Company sold three R&D properties for a total sales price of $27,855 (including the one sold in January 2005) resulting in a net gain of $2,206. In 2006, the Company sold three R&D properties for a total sales price of $43,271 resulting in a net gain of $18,102. In 2007, the Company sold two R&D properties for a total sales price of $16,043 resulting in a net gain of $6,529.Results of operations for these properties for the years ended December 31, 2007, 2006 and 2005 are as follows:

                                                                                Year Ended December 31,
                                                           -----------------------------------------------------------------
                                                                  2007                   2006                    2005
                                                           ------------------     -------------------     ------------------
                                                                                (dollars in thousands)
Revenues:
   Rental revenue from real estate                                $389                 $2,271                  $3,585
   Tenant reimbursements                                            83                    317                     733
   Other income                                                      1                    291                      16
                                                           ------------------     -------------------     ------------------
      Total revenues                                               473                  2,879                   4,334
                                                           ------------------     -------------------     ------------------

Expenses:
   Property operating, maintenance and real estate taxes           233                    683                   1,139
   Interest                                                          1                      1                       1
   Depreciation of real estate                                     148                    694                   1,269
                                                           ------------------     -------------------     ------------------
     Total expenses                                                382                  1,378                   2,409
                                                           ------------------     -------------------     ------------------

Income from discontinued operations                                 91                  1,501                   1,925
Gain from disposal of discontinued operations                    6,529                 18,102                   2,206
Minority interests in earnings from discontinued                (5,489)               (16,431)                 (3,388)
operations
                                                           ------------------     -------------------     ------------------
     Income from discontinued operations                        $1,131                 $3,172                    $743
                                                           ==================     ===================     ==================

For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations included results of operations from two R&D properties sold in 2007, three R&D properties sold in 2006 and three R&D properties sold in 2005.

18.  PROPERTY ACQUISITIONS

In March 2007, the Company acquired approximately 50 acres of vacant land in Morgan Hill, California for approximately $25,543 from an unrelated party in a tax-deferred exchange transaction. The entire purchase price was allocated to land.

In April 2007, the Company acquired three R&D/office properties at Montague Expressway in Milpitas, California for approximately $15,351 from an unrelated party in a tax-deferred exchange transaction. With the exception of one lease, the property was purchased without any long-term tenants. The purchase price was allocated to land and building based upon the estimated relative fair values of such assets. There was no purchase price allocation to lease intangible assets due to vacant buildings and short-term leases of one to two months.

In April 2007, the Company acquired approximately five acres of vacant land in Morgan Hill, California for approximately $2,297 from an unrelated party in a tax-deferred exchange transaction. The entire purchase price was allocated to land.

In September 2007, the Company acquired an approximately 99,000 rentable square foot newly constructed R&D building located at 5845 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement for approximately $10,903. The purchase price was allocated to land and building based upon the estimated relative fair values of such assets. Since the property was acquired vacant, there was no purchase price allocation to lease intangible assets.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

In March 2006, the Company acquired two R&D properties at 233 South Hillview Drive in Milpitas, California for $13,411 from an unrelated party in a tax-deferred exchange transaction. The purchase price was allocated to long-lived assets and the value of an in-place lease as follows:

    Land                                      $3,335
    Buildings and improvements                 8,702
    In-place lease                             1,374
                                         -----------------
       Total cash purchase price             $13,411
                                         =================

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

    Buildings and improvements                $1,870
    In-place lease                               745
                                         -----------------
       Total cash purchase price              $2,615
                                         =================

The results of operations for the six property acquisitions have been included in the Company's consolidated statements of operations since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease terms. Amortization expense related to in-place leases of $2,153, $1,613 and $1,444 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

Details of real estate related intangible assets at December 31, 2007 and 2006 are as follows:

                                                                   December 31,
                                                     ------------------------------------------
                                                           2007                    2006
                                                     ------------------     -------------------
                                                             (dollars in thousands)
     Amortizable intangible assets:
        Above-market lease                                    -                  $11,172
        In-place leases                                  $2,119                    8,357
                                                     ------------------     -------------------
     Gross real estate related intangible assets          2,119                   19,529
     Less accumulated amortization                         (741)                 (11,907)
                                                     ------------------     -------------------
        Net real estate related intangible assets        $1,378                   $7,622
                                                     ==================     ===================

The estimated aggregate amortization expense for the real estate related intangible assets for each of the four succeeding fiscal years is as follows:

                       Estimated In-place Lease
     Year               Amortization (expense)
     ------------------------------------------
                        (dollars in thousands)
     2008                       $413
     2009                        413
     2010                        413
     2011                        139
                       ------------------------
        Total                 $1,378
                       ========================

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

19.  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2007 (1) is as follows:

                                                                            For the Three Months Ended
                                                    March 31,             June 30,           September 30,          December 31,
                                                                                  (Unaudited)
                                              --------------------------------------------------------------------------------------
Rental revenue from continuing operations, net       $17,111               $21,148               $19,000               $18,986
Income before gain on sales of assets,
    equity in earnings of unconsolidated joint
    venture and minority interests                   $16,850                $9,658               $53,603                $7,709
Income from continuing operations (2)                 $3,366                $2,001               $10,821                $1,568
Income from discontinued operations (2)                   $9                    $3                $1,120                     -
Net income to common stockholders                     $3,375                $2,004               $11,941                $1,568
Per share data:
   Basic net income per share                          $0.17                 $0.10                 $0.61                 $0.08
   Diluted net income per share                        $0.17                 $0.10                 $0.60                 $0.08
Weighted average shares of common stock (basic)   19,582,787             19,639,928           19,640,087             19,645,304
Weighted average shares of common stock (diluted) 19,889,453             20,020,596           19,818,806             19,710,909

Quarterly financial information for the year ended December 31, 2006 (1) is as follows:

                                                                            For the Three Months Ended
                                                    March 31,             June 30,           September 30,          December 31,
                                                                                  (Unaudited)
                                              --------------------------------------------------------------------------------------
Rental revenue from continuing operations, net       $23,441               $21,452               $21,972               $22,703
Income before gain on sales of assets,
    equity in earnings of unconsolidated joint
    venture and minority interests                   $27,630               $10,124                $9,884               $11,762
Income from continuing operations (2)                 $5,059                $2,023                $2,096                $2,279
Income from discontinued operations (2)                  $93                   $98                   $10                $2,971
Net income to common stockholders                     $5,152                $2,121                $2,106                $5,250
Per share data:
   Basic net income per share                          $0.28                 $0.11                 $0.11                 $0.27
   Diluted net income per share                        $0.28                 $0.11                 $0.11                 $0.27
Weighted average shares of common stock (basic)   18,455,897            19,028,240            19,350,672            19,417,823
Weighted average shares of common stock (diluted) 18,520,297            19,123,945            19,418,884            19,630,674

(1) The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding differences.
(2) Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

20.  SUBSEQUENT EVENTS

On January 1, 2008, the Company granted a total of 1,025,000 stock options to purchase shares of common stock to certain key employees, consultants and Directors. The stock options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has an exercise price of $9.51 per share and has a term of six years from the date of grant. The estimated fair value of the options was $0.57 per share on the date of grant. Compensation expense will be charged to earnings over the respective vesting period.

On January 3, 2008, the Company paid dividends of $0.16 per share of common stock to all common stockholders of record as of December 31, 2007. On the same date, the operating partnerships paid a distribution of $0.16 per O.P. Unit to all holders of O.P. Units. Aggregate dividends and distributions amounted to approximately $16,832.

On January 7, 2008, the Company borrowed $3,000 from Carl E. Berg on a short-term basis to fund an anticipated property acquisition. The $3,000 loan was repaid on January 30, 2008. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

On February 6, 2008, the Company announced that its Board of Directors declared its regular quarterly dividend on the Company's common stock for the first quarter of 2008. The declared dividend represents a 25.0%, or $0.04 per share, increase over the Company's prior quarterly dividend of $0.16 per share. The common stock dividend is $0.20 per share and is payable on April 3, 2008 to all common stockholders of record as of March 31, 2008.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

On February 6, 2008, the Company's Board of Directors approved the decision to de-list its common stock from the American Stock Exchange and to become listed on the NASDAQ Stock Market effective on or about March 24, 2008.

On February 29, 2008, the Company acquired one fully leased R&D/office property comprised of approximately 75,000 rentable square feet at 2904 Orchard Parkway in San Jose, California for approximately $16,696. The acquisition was partially funded from the proceeds received from the Morse property sale, which were held by a third party and classified as restricted cash as of December 31, 2007.

On March 4, 2008, the Company entered into an agreement with Heritage Bank of Commerce for an unsecured revolving line of credit of $10,000. The revolving line of credit carries a variable interest rate based on the one-month LIBOR plus 1.75% per annum, adjustable monthly. The revolving line of credit contains certain customary covenants as defined in the loan agreement. The revolving line of credit matures June 15, 2009. The Company paid $10 in fees in obtaining the revolving line of credit.

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

The audit referred to in our report dated March 12, 2008 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index as of December 31, 2007 and 2006. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule as of December 31, 2007 and 2006 presents fairly, in all material respects, the information set forth therein.


\S\ Burr, Pilger & Mayer, LLP

San Francisco, California
March 12, 2008

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2007
                             (dollars in thousands)

                                                                                    Initial Cost
                                                                          --------------------------------
                                                                                                             Cost
                                                            December 31,                   Buildings     Subsequent to
                                                                2007                          and        Construction/
Property Name                       City                    Encumbrances      Land        Improvements    Acquisition
---------------------------------------------------------  -------------- -------------  --------------  -------------
5300-5350 Hellyer Avenue            San Jose    C               $9,224        $5,742         $11,442
10401-10411 Bubb Road               Cupertino   A                                633           3,078
45365 Northport Loop                Fremont                                    2,447           5,711            $11
45738 Northport Loop                Fremont     F                                891           4,338              5
4050 Starboard Drive                Fremont     F                              1,329           6,467              8
3501 W. Warren Ave/Fremont          Fremont                                    1,866           9,082          1,382
48800 Milmont Blvd                  Fremont                                    1,013           4,932
4750 Patrick Henry Drive            Santa Clara                                1,604           7,805            405
3520 Bassett Street                 Santa Clara D                              1,104           5,371
3530 Bassett Street                 Santa Clara B,D                              849           4,133
5850-5870 Hellyer Avenue            San Jose                                   2,787           6,502            131
5750 Hellyer Avenue                 San Jose                                   3,266           3,354          3,127
800 Embedded Way                    San Jose    K                              1,794               -
5500 Hellyer Avenue                 San Jose                                   4,735          12,485             39
5550 Hellyer Avenue                 San Jose                                   3,261           3,478
5400 Hellyer Avenue                 San Jose                                   3,238           5,007            215
5325 Hellyer Avenue                 San Jose    H                              4,684          10,230             40
5345 Hellyer Avenue                 San Jose    H                              4,866           5,822
5905-5965 Silver Creek Valley Rd    San Jose                                   8,437          17,316
5905-5965 Silver Creek Valley Rd    San Jose                                   3,438           2,727
5845 Hellyer Avenue                 San Jose                                   6,090           5,029
855 Embedded Way                    San Jose                                   3,289           6,521             68
1065-1105 La Avenida Street         Mountain View                             46,832         109,275             65
1875 Charleston Road                Mountain View M                                -           2,615
1750 Automation Parkway             San Jose    G                              4,789          11,174            315
1756 Automation Parkway             San Jose    G                              4,378          10,216            704
1762 Automation Parkway             San Jose    G                              4,804          12,224          1,332
1768 Automation Parkway             San Jose    H                              8,195          19,121            142
255 Caspian Drive                   Sunnyvale                                  3,491           7,160          1,658
245 Caspian Drive                   Sunnyvale                                  5,894               -
5970 Optical Court                  San Jose                                   2,758           8,395
5900 Optical Court                  San Jose    H                              3,634          12,677             83
2630 Orchard Parkway                San Jose                                   2,931           5,863             22
2610 Orchard Parkway                San Jose    J                              2,615           5,231
55 West Trimble Road                San Jose    J                              4,435           8,869
2001 Walsh Avenue                   Santa Clara E,I                            4,610           3,887
2880 Scott Boulevard                Santa Clara E,H,I                         14,501          22,555
2890 Scott Boulevard                Santa Clara E,H,I                          3,081           9,696             25
2770-2800 Scott Boulevard           Santa Clara E,H                            7,138           7,075            170
2300 Central Expressway             Santa Clara E,I                            2,390           2,459
2220 Central Expressway             Santa Clara E,I                            3,304           3,427            816
2330 Central Expressway             Santa Clara E                              3,673           3,932            677
233 South Hillview Drive            Milpitas    N                              3,335          10,076
2251 Lawson Lane                    Santa Clara G                              1,952           9,498
1230 East Arques                    Sunnyvale   F                                540           2,628             39
1250 East Arques                    Sunnyvale   F                              1,335           6,499
20400 Mariani Avenue                Cupertino   H                              1,670           8,125            866
10500 De Anza Blvd                  Cupertino   F                              7,666          37,304
20605-20705 Valley Green Drive      Cupertino   G                              3,490          16,984
10300 Bubb Road                     Cupertino   F                                635           3,090
10440 Bubb Road                     Cupertino                                    434           2,112            114
10460 Bubb Road                     Cupertino   H                                994           4,838          1,279
1135 Kern Avenue                    Sunnyvale   F                                407           1,982
450 National Avenue                 Mountain View F                              611           2,973             72
3301 Olcott Street                  Santa Clara                                1,846           8,984             37
2800 Bayview Avenue                 Fremont                                    1,070           5,205             60
5521 Hellyer Avenue                 San Jose                                   4,534           9,650
6850 Santa Teresa Blvd              San Jose                                     377           1,836            819
6810 Santa Teresa Blvd              San Jose                                   2,567           5,991            774

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2007
                             (dollars in thousands)

                                              Total Cost
                                     ----------------------------

                                                     Buildings                    Accumulated
                                                        and                       Depreciation      Date of   Depreciable
Property Name                           Land        Improvements     Total       & Amortization   Acquisition     Life
-----------------------------------  -----------   -------------- ------------   --------------   ----------- -----------
5300-5350 Hellyer Avenue               $5,742          $11,442      $17,184           $2,181          5/00         L
10401-10411 Bubb Road                     633            3,078        3,711              733          7/98         L
45365 Northport Loop                    2,447            5,722        8,169            1,047         10/00         L
45738 Northport Loop                      891            4,343        5,234            1,034          7/98         L
4050 Starboard Drive                    1,329            6,475        7,804            1,540          7/98         L
3501 W. Warren Ave/Fremont              1,866           10,464       12,330            2,916          7/98         L
48800 Milmont Blvd                      1,013            4,932        5,945            1,173          7/98         L
4750 Patrick Henry Drive                1,604            8,210        9,814            2,113          7/98         L
3520 Bassett Street                     1,104            5,371        6,475            1,276          7/98         L
3530 Bassett Street                       849            4,133        4,982              983          7/98         L
5850-5870 Hellyer Avenue                2,787            6,633        9,420            1,530         11/98         L
5750 Hellyer Avenue                     3,266            6,481        9,747              882          8/01         L
800 Embedded Way                        1,794                -        1,794                -          3/00         -
5500 Hellyer Avenue                     4,735           12,524       17,259            2,159          2/01         L
5550 Hellyer Avenue                     3,261            3,478        6,739              612          6/01         L
5400 Hellyer Avenue                     3,238            5,222        8,460            1,141          7/00         L
5325 Hellyer Avenue                     4,684           10,270       14,954            1,836          1/01         L
5345 Hellyer Avenue                     4,866            5,822       10,688            1,000          1/02         L
5905-5965 Silver Creek Valley Rd        8,437           17,316       25,753            2,814          7/01         L
5905-5965 Silver Creek Valley Rd        3,438            2,727        6,165              426         10/01         L
5845 Hellyer Avenue                     6,090            5,029       11,119               32          9/07         L
855 Embedded Way                        3,289            6,589        9,878            1,150          5/01         L
1065-1105 La Avenida Street            46,832          109,340      156,172           23,916          4/99         L
1875 Charleston Road                        -            2,615        2,615              330          4/06         L
1750 Automation Parkway                 4,789           11,489       16,278            2,441          7/99         L
1756 Automation Parkway                 4,378           10,920       15,298            2,110          1/00         L
1762 Automation Parkway                 4,804           13,556       18,360            2,468          4/00         L
1768 Automation Parkway                 8,195           19,263       27,458            3,423         12/00         L
255 Caspian Drive                       3,491            8,818       12,309            1,940          4/00         L
245 Caspian Drive                       5,894                -        5,894                -          4/01         -
5970 Optical Court                      2,758            8,395       11,153              840         12/03         L
5900 Optical Court                      3,634           12,760       16,394            1,804          7/02         L
2630 Orchard Parkway                    2,931            5,885        8,816              877          3/02         L
2610 Orchard Parkway                    2,615            5,231        7,846              763          3/02         L
55 West Trimble Road                    4,435            8,869       13,304            1,294          3/02         L
2001 Walsh Avenue                       4,610            3,887        8,497              466          4/03         L
2880 Scott Boulevard                   14,501           22,555       37,056            2,689          4/03         L
2890 Scott Boulevard                    3,081            9,721       12,802            1,156          4/03         L
2770-2800 Scott Boulevard               7,138            7,245       14,383              860          4/03         L
2300 Central Expressway                 2,390            2,459        4,849              295          4/03         L
2220 Central Expressway                 3,304            4,243        7,547              636          4/03         L
2330 Central Expressway                 3,673            4,609        8,282              604          4/03         L
233 South Hillview Drive                3,335           10,076       13,411              892          3/06         L
2251 Lawson Lane                        1,952            9,498       11,450            2,257          7/98         L
1230 East Arques                          540            2,667        3,207              666          7/98         L
1250 East Arques                        1,335            6,499        7,834            1,544          7/98         L
20400 Mariani Avenue                    1,670            8,991       10,661            2,018          7/98         L
10500 De Anza Blvd                      7,666           37,304       44,970            8,863          7/98         L
20605-20705 Valley Green Drive          3,490           16,984       20,474            4,037          7/98         L
10300 Bubb Road                           635            3,090        3,725              735          7/98         L
10440 Bubb Road                           434            2,226        2,660              584          7/98         L
10460 Bubb Road                           994            6,117        7,111            1,582          7/98         L
1135 Kern Avenue                          407            1,982        2,389              474          7/98         L
450 National Avenue                       611            3,045        3,656              733          7/98         L
3301 Olcott Street                      1,846            9,021       10,867            2,144          7/98         L
2800 Bayview Avenue                     1,070            5,265        6,335            1,298          7/98         L
5521 Hellyer Avenue                     4,534            9,650       14,184              859          2/05         L
6850 Santa Teresa Blvd                    377            2,655        3,032              864          7/98         L
6810 Santa Teresa Blvd                  2,567            6,765        9,332            1,477          3/99         L


                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2007
                             (dollars in thousands)

                                                                                    Initial Cost
                                                                          --------------------------------
                                                                                                             Cost
                                                            December 31,                   Buildings     Subsequent to
                                                                2007                          and        Construction/
Property Name                       City                    Encumbrances      Land        Improvements    Acquisition
---------------------------------------------------------  -------------- -------------  --------------  -------------
140-160 Great Oaks Blvd             San Jose                                   1,402           6,822            754
6541 Via del Oro/6385 San Ignacio   San Jose    G                              1,039           5,057             81
6311-6351 San Ignacio Avenue        San Jose    F                              6,247          30,396            170
6320-6360 San Ignacio Avenue        San Jose    G                              2,616          12,732            439
75 E. Trimble Rd/2610 N. First St   San Jose                                   3,477          16,919             85
3236 Scott Blvd                     Santa Clara F                              1,234           6,005
1212 Bordeaux Lane                  Sunnyvale   F                              2,250          10,948
1325-1810 McCandless Drive          Milpitas    G                             13,994          66,213          1,455
1600 Memorex Drive                  Santa Clara F                              1,221           5,940             11
1688 Richard Avenue                 Santa Clara F                              1,248           2,913              6
1700 Richard Avenue                 Santa Clara F                              1,727           4,030
Morgan Hill Land                    Morgan Hill                               25,543               -
Morgan Hill Land                    Morgan Hill                                2,297               -
300 Montague Expressway             Milpitas                                   2,609           2,499
337 Trade Zone Boulevard            Milpitas                                   2,264           2,168
324-368 Montague Expressway         Milpitas                                   2,968           2,843
3506-3510 Bassett Street            Santa Clara D                                943           4,591            182
3540-3544 Bassett Street            Santa Clara F,D                            1,565           7,616            195
3550 Bassett Street                 Santa Clara F,D                            1,079           5,251             33
3560 Bassett Street                 Santa Clara F,D                            1,075           5,233              8
3570-3580 Bassett Street            Santa Clara F,D                            1,075           5,233
   Prudential Insurance Company of America Loan F              112,543
   Northwestern Mutual Life Insurance Company   G               84,959
   Allianz Life Insurance Company               H              140,018
                                                          --------------- -------------  --------------  -------------
                                                              $346,744      $312,152        $747,865        $18,919
                                                          =============== =============  ==============  =============

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2007
                             (dollars in thousands)

                                              Total Cost
                                     ----------------------------

                                                     Buildings                    Accumulated
                                                        and                       Depreciation      Date of   Depreciable
Property Name                           Land        Improvements     Total       & Amortization   Acquisition     Life
-----------------------------------  -----------   -------------- ------------   --------------   ----------- -----------
140-160 Great Oaks Blvd                 1,402            7,576        8,978            1,975          7/98         L
6541 Via del Oro/6385 San Ignacio       1,039            5,138        6,177            1,240          7/98         L
6311-6351 San Ignacio Avenue            6,247           30,566       36,813            7,372          7/98         L
6320-6360 San Ignacio Avenue            2,616           13,171       15,787            3,207          7/98         L
75 E. Trimble Rd/2610 N. First St       3,477           17,004       20,481            4,109          7/98         L
3236 Scott Blvd                         1,234            6,005        7,239            1,428          7/98         L
1212 Bordeaux Lane                      2,250           10,948       13,198            2,603          7/98         L
1325-1810 McCandless Drive             13,994           67,668       81,662           16,452          7/98         L
1600 Memorex Drive                      1,221            5,951        7,172            1,398          7/98         L
1688 Richard Avenue                     1,248            2,919        4,167              697          9/98         L
1700 Richard Avenue                     1,727            4,030        5,757              852          8/99         L
Morgan Hill Land                       25,543                -       25,543                -          3/07         -
Morgan Hill Land                        2,297                -        2,297                -          4/07         -
300 Montague Expressway                 2,609            2,499        5,108               42          4/07         L
337 Trade Zone Boulevard                2,264            2,168        4,432               36          4/07         L
324-368 Montague Expressway             2,968            2,843        5,811               47          4/07         L
3506-3510 Bassett Street                  943            4,773        5,716            1,191          7/98         L
3540-3544 Bassett Street                1,565            7,811        9,376            1,871          7/98         L
3550 Bassett Street                     1,079            5,284        6,363            1,284          7/98         L
3560 Bassett Street                     1,075            5,241        6,316            1,253          7/98         L
3570-3580 Bassett Street                1,075            5,233        6,308            1,245          7/98         L



                                     -----------   ------------- ------------    -----------
                                     $312,152         $766,784   $1,078,936         $156,819
                                     ===========   ============= ============    ===========

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property's ownership is held by an affiliated party since September 2000.
(D)  Part of the property group referred to as the Triangle Technology Park.
(E)  Part of the property group referred to as the San Tomas Technology Park.
(F) Encumbered by the $112,543 Prudential Insurance Company of America loan - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $84,959 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $140,018 Allianz Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $18,284. Approximately $17,410 and $874 was fully amortized in 2007 and 2005, respectively, and the asset cost and its related accumulated amortization was removed from the accounts.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.
(K) This property was sold in October 2005. The Company retained 32.5%, or approximately 7.9 acres, of raw land.
(L)  Depreciation  is  computed  based  on the  following  estimated  lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.
(M) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $745.
(N) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,374.

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2006
                             (dollars in thousands)

                                                                                    Initial Cost
                                                                          --------------------------------
                                                                                                             Cost
                                                            December 31,                   Buildings     Subsequent to
                                                                2007                          and        Construction/
Property Name                       City                    Encumbrances      Land        Improvements    Acquisition
---------------------------------------------------------  -------------- -------------  --------------  -------------
5300-5350 Hellyer Avenue            San Jose    C               $9,654        $5,742         $11,442
10401-10411 Bubb Road               Cupertino   A                                633           3,078
45365 Northport Loop                Fremont                                    2,447           5,711            $11
45700 Northport Loop                Fremont     F                              1,184           5,760              7
45738 Northport Loop                Fremont     F                                891           4,338              5
4050 Starboard Drive                Fremont     F                              1,329           6,467              8
3501 W. Warren Ave/Fremont Blvd     Fremont                                    1,866           9,082          1,213
48800 Milmont Blvd                  Fremont                                    1,013           4,932
4750 Patrick Henry Drive            Santa Clara                                1,604           7,805            405
3520 Bassett Street                 Santa Clara D                              1,104           5,371
3530 Bassett Street                 Santa Clara B,D                              849           4,133
5850-5870 Hellyer Avenue            San Jose                                   2,787           6,502            109
5750 Hellyer Avenue                 San Jose                                   3,266           3,354          2,455
800 Embedded Way                    San Jose    K                              1,794               -
5500 Hellyer Avenue                 San Jose                                   4,735          12,484             39
5550 Hellyer Avenue                 San Jose                                   3,261           3,478
5400 Hellyer Avenue                 San Jose                                   3,238           5,007            215
5325 Hellyer Avenue                 San Jose    H                              4,684          10,230             40
5345 Hellyer Avenue                 San Jose    H                              4,866           5,822
5905-5965 Silver Crk Valley Rd      San Jose                                   8,437          17,316
5905-5965 Silver Crk Valley Rd      San Jose                                   3,438           2,727
855 Embedded Way                    San Jose                                   3,289           6,521             68
1065-1105 La Avenida Street         Mt. View                                  46,832         109,275             65
1875 Charleston Road                Mt. View    M                                  -           2,615
1750 Automation Parkway             San Jose    G                              4,789          11,174            315
1756 Automation Parkway             San Jose    G                              4,378          10,216             15
1762 Automation Parkway             San Jose    G                              4,804          12,224             20
1768 Automation Parkway             San Jose    H                              8,195          19,121             23
255 Caspian Drive                   Sunnyvale                                  3,491           7,160          1,658
245 Caspian Drive                   Sunnyvale                                  5,894               -
5970 Optical Court                  San Jose                                   2,758           8,395
5900 Optical Court                  San Jose    H                              3,634          12,677             83
2630 Orchard Parkway                San Jose                                   2,931           5,863             22
2610 Orchard Parkway                San Jose    J                              2,615           5,231
55 West Trimble Road                San Jose    J                              4,435           8,869
2001 Walsh Avenue                   Santa Clara E,I                            4,610           5,245
2880 Scott Boulevard                Santa Clara E,H,I                         14,501          25,501
2890 Scott Boulevard                Santa Clara E,H,I                          3,081          10,844
2770-2800 Scott Boulevard           Santa Clara E,H                            7,138           7,075            170
2300 Central Expressway             Santa Clara E,I                            2,390          14,418
2220 Central Expressway             Santa Clara E,I                            3,304           3,427            816
2330 Central Expressway             Santa Clara E                              3,673           3,932            677
233 South Hillview Drive            Milpitas    N                              3,335          10,076
2251 Lawson Lane                    Santa Clara G                              1,952           9,498
1230 East Arques                    Sunnyvale   F                                540           2,628             39
1250 East Arques                    Sunnyvale   F                              1,335           6,499
20400 Mariani Avenue                Cupertino   H                              1,670           8,125
10500 De Anza Blvd                  Cupertino   F                              7,666          37,304
20605-20705 Valley Green Dr.        Cupertino   G                              3,490          16,984
10300 Bubb Road                     Cupertino   F                                635           3,090
10440 Bubb Road                     Cupertino                                    434           2,112            102
10460 Bubb Road                     Cupertino   H                                994           4,838          1,252
1135 Kern Avenue                    Sunnyvale   F                                407           1,982
450 National Avenue                 Mt. View    F                                611           2,973             72
3301 Olcott Street                  Santa Clara                                1,846           8,984             37
2800 Bayview Avenue                 Fremont                                    1,070           5,205             60
5521 Hellyer Avenue                 San Jose                                   4,534           9,650
6850 Santa Teresa Blvd              San Jose                                     377           1,836            819

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2006
                             (dollars in thousands)

                                              Total Cost
                                     ----------------------------

                                                     Buildings                    Accumulated
                                                        and                       Depreciation      Date of   Depreciable
Property Name                           Land        Improvements     Total       & Amortization   Acquisition     Life
-----------------------------------  -----------   -------------- ------------   --------------   ----------- -----------
5300-5350 Hellyer Avenue               $5,742          $11,442      $17,184           $1,895          5/00         L
10401-10411 Bubb Road                     633            3,078        3,711              656          7/98         L
45365 Northport Loop                    2,447            5,722        8,169              904         10/00         L
45700 Northport Loop                    1,184            5,767        6,951            1,226          7/98         L
45738 Northport Loop                      891            4,343        5,234              926          7/98         L
4050 Starboard Drive                    1,329            6,475        7,804            1,378          7/98         L
3501 W. Warren Ave/Fremont              1,866           10,295       12,161            2,424          7/98         L
48800 Milmont Blvd                      1,013            4,932        5,945            1,049          7/98         L
4750 Patrick Henry Drive                1,604            8,210        9,814            1,836          7/98         L
3520 Bassett Street                     1,104            5,371        6,475            1,142          7/98         L
3530 Bassett Street                       849            4,133        4,982              880          7/98         L
5850-5870 Hellyer Avenue                2,787            6,611        9,398            1,346         11/98         L
5750 Hellyer Avenue                     3,266            5,809        9,075              454          8/01         L
800 Embedded Way                        1,794                -        1,794                -          3/00         -
5500 Hellyer Avenue                     4,735           12,523       17,258            1,857          2/01         L
5550 Hellyer Avenue                     3,261            3,478        6,739              515          6/01         L
5400 Hellyer Avenue                     3,238            5,222        8,460              996          7/00         L
5325 Hellyer Avenue                     4,684           10,270       14,954            1,581          1/01         L
5345 Hellyer Avenue                     4,866            5,822       10,688              848          1/02         L
5905-5965 Silver Crk Valley Rd          8,437           17,316       25,753            2,381          7/01         L
5905-5965 Silver Crk Valley Rd          3,438            2,727        6,165              358         10/01         L
855 Embedded Way                        3,289            6,589        9,878              977          5/01         L
1065-1105 La Avenida Street            46,832          109,340      156,172           21,182          4/99         L
1875 Charleston Road                        -            2,615        2,615              141          4/06         L
1750 Automation Parkway                 4,789           11,489       16,278            2,154          7/99         L
1756 Automation Parkway                 4,378           10,231       14,609            1,803          1/00         L
1762 Automation Parkway                 4,804           12,244       17,048            2,083          4/00         L
1768 Automation Parkway                 8,195           19,144       27,339            2,923         12/00         L
255 Caspian Drive                       3,491            8,818       12,309            1,637          4/00         L
245 Caspian Drive                       5,894                -        5,894                -          4/01         -
5970 Optical Court                      2,758            8,395       11,153              630         12/03         L
5900 Optical Court                      3,634           12,760       16,394            1,475          7/02         L
2630 Orchard Parkway                    2,931            5,885        8,816              731          3/02         L
2610 Orchard Parkway                    2,615            5,231        7,846              632          3/02         L
55 West Trimble Road                    4,435            8,869       13,304            1,072          3/02         L
2001 Walsh Avenue                       4,610            5,245        9,855            1,488          4/03         L
2880 Scott Boulevard                   14,501           25,501       40,002            4,416          4/03         L
2890 Scott Boulevard                    3,081           10,844       13,925            1,516          4/03         L
2770-2800 Scott Boulevard               7,138            7,245       14,383              676          4/03         L
2300 Central Expressway                 2,390           14,418       16,808            7,800          4/03         L
2220 Central Expressway                 3,304            4,243        7,547              433          4/03         L
2330 Central Expressway                 3,673            4,609        8,282              409          4/03         L
233 South Hillview Drive                3,335           10,076       13,411              403          3/06         L
2251 Lawson Lane                        1,952            9,498       11,450            2,020          7/98         L
1230 East Arques                          540            2,667        3,207              595          7/98         L
1250 East Arques                        1,335            6,499        7,834            1,382          7/98         L
20400 Mariani Avenue                    1,670            8,125        9,795            1,729          7/98         L
10500 De Anza Blvd                      7,666           37,304       44,970            7,931          7/98         L
20605-20705 Valley Green Dr.            3,490           16,984       20,474            3,613          7/98         L
10300 Bubb Road                           635            3,090        3,725              658          7/98         L
10440 Bubb Road                           434            2,214        2,648              514          7/98         L
10460 Bubb Road                           994            6,090        7,084            1,412          7/98         L
1135 Kern Avenue                          407            1,982        2,389              424            7/98       L
450 National Avenue                       611            3,045        3,656              644          7/98         L
3301 Olcott Street                      1,846            9,021       10,867            1,912          7/98         L
2800 Bayview Avenue                     1,070            5,265        6,335            1,168          7/98         L
5521 Hellyer Avenue                     4,534            9,650       14,184              556          2/05         L
6850 Santa Teresa Blvd                    377            2,655        3,032              753          7/98         L


                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2006
                             (dollars in thousands)

                                                                                                             Cost
                                                            December 31,                   Buildings     Subsequent to
                                                                2007                          and        Construction/
Property Name                       City                    Encumbrances      Land        Improvements    Acquisition
---------------------------------------------------------  -------------- -------------  --------------  -------------
6810 Santa Teresa Blvd              San Jose                                   2,567           5,991            234
140-160 Great Oaks Blvd.            San Jose                                   1,402           6,822            754
6541 Via del Oro/6385 San Ig.       San Jose    G                              1,039           5,057             72
6311-6351 San Ignacio Ave.          San Jose    F                              6,247          30,396            170
6320-6360 San Ignacio Ave.          San Jose    G                              2,616          12,732            439
75 E. Trimble Rd/2610 N. 1st        San Jose                                   3,477          16,919             85
1170 Morse Avenue                   Sunnyvale   F                                658           3,201
3236 Scott Blvd                     Santa Clara F                              1,234           6,005
1212 Bordeaux Lane                  Sunnyvale   F                              2,250          10,948
1325-1810 McCandless Drive          Milpitas    G                             13,994          66,213          1,420
1600 Memorex Drive                  Santa Clara F                              1,221           5,940             11
1688 Richard Avenue                 Santa Clara F                              1,248           2,913              6
1700 Richard Avenue                 Santa Clara F                              1,727           4,030
3506-3510 Bassett Street            Santa Clara D                                943           4,591            182
3540-3544 Bassett Street            Santa Clara F,D                            1,565           7,615            195
3550 Bassett Street                 Santa Clara F,D                            1,079           5,251             33
3560 Bassett Street                 Santa Clara F,D                            1,075           5,233              8
3570-3580 Bassett Street            Santa Clara F,D                            1,075           5,233
   Prudential Ins. Co. of America         F                    114,994
   Northwestern Mutual Life Insurance Co. G                     88,411
   Allianz Life Insurance Company         H                    144,696
                                                           -------------- -------------  --------------  -------------
                                                              $357,755      $272,223        $761,696        $14,429
                                                           ============== =============  ==============  =============

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2006
                             (dollars in thousands)

                                              Total Cost
                                     ----------------------------

                                                     Buildings                    Accumulated
                                                        and                       Depreciation      Date of   Depreciable
Property Name                           Land        Improvements     Total       & Amortization   Acquisition     Life
-----------------------------------  -----------   -------------- ------------   --------------   ----------- -----------
6810 Santa Teresa Blvd                  2,567            6,225        8,792            1,234          3/99         L
140-160 Great Oaks Blvd.                1,402            7,576        8,978            1,744          7/98         L
6541 Via del Oro/6385 San Ig.           1,039            5,129        6,168            1,100          7/98         L
6311-6351 San Ignacio Ave.              6,247           30,566       36,813            6,592          7/98         L
6320-6360 San Ignacio Ave.              2,616           13,171       15,787            2,865          7/98         L
75 E. Trimble Rd/2610 N. 1st            3,477           17,004       20,481            3,677          7/98         L
1170 Morse Avenue                         658            3,201        3,859              682          7/98         L
3236 Scott Blvd                         1,234            6,005        7,239            1,278          7/98         L
1212 Bordeaux Lane                      2,250           10,948       13,198            2,330          7/98         L
1325-1810 McCandless Drive             13,994           67,633       81,627           14,671          7/98         L
1600 Memorex Drive                      1,221            5,951        7,172            1,250          7/98         L
1688 Richard Avenue                     1,248            2,919        4,167              624          9/98         L
1700 Richard Avenue                     1,727            4,030        5,757              751          8/99         L
3506-3510 Bassett Street                  943            4,773        5,716            1,062          7/98         L
3540-3544 Bassett Street                1,565            7,810        9,375            1,671          7/98         L
3550 Bassett Street                     1,079            5,284        6,363            1,148          7/98         L
3560 Bassett Street                     1,075            5,241        6,316            1,121          7/98         L
3570-3580 Bassett Street                1,075            5,233        6,308            1,115          7/98         L



                                     -----------   -------------- ------------   --------------
                                     $272,223         $776,125   $1,048,348         $149,459
                                     ===========   ============== ============   ==============

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

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                           December 31, 2007 and 2006
                             (dollars in thousands)

1.   Reconciliation   of  real   estate   and   accumulated   depreciation   and
     amortization:

                                                                                          2007                       2006
                                                                                 ------------------------   ------------------------
Real estate investments:
   Balance at beginning of year                                                         $1,048,348                 $1,057,800
   Additions                                                                                58,972                     20,304
   Dispositions                                                                            (10,974)                   (29,756)
   Reclassification                                                                        (17,410)                         -
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                               $1,078,936                 $1,048,348
                                                                                 ------------------------   ------------------------

Accumulated depreciation and amortization:
   Balance at beginning of year                                                           $149,459                   $130,419
   Additions                                                                                26,826                     24,163
   Dispositions                                                                             (2,056)                    (5,123)
   Reclassification                                                                        (17,410)                         -
                                                                                 ------------------------   ------------------------
   Balance at end of year                                                                 $156,819                   $149,459
                                                                                 ------------------------   ------------------------

Net investments in real estate                                                            $922,117                   $898,889
                                                                                 ========================   ========================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that as of December 31, 2007 our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure.

(b)  Management's Report on Internal Control over Financial Reporting

Management of Mission West Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Management's assessment included an evaluation of the design of Mission West Properties, Inc.'s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

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

Burr, Pilger & Mayer, LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting.

(c)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

As of December 31, 2007, we have ceased all efforts previously interested to effect an acquisition of the Company with all previously interested parties.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the sections titled "Management - Directors and Executive Officers," "Corporate Governance" and "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2008 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section titled "Executive Compensation" in the Company's definitive proxy statement for its 2008 annual stockholders' meeting, excluding, however, the sections titled "Executive Compensation - Performance Graph" and "Executive Compensation - Report on Executive Compensation by the Compensation Committee of the Board of Directors," none of which are incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the sections titled "Share Ownership" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Company's definitive proxy statement for its 2008 annual stockholders' meeting.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

The information required by Item 13 is incorporated by reference from the sections titled "Certain Relationships and Related Transactions" and "Corporate Governance" in the Company's definitive proxy statement for its 2008 annual stockholders' meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the sections titled "Principal Accountant Fees and Services" in the Company's definitive proxy statement for its 2008 annual stockholders' meeting.

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

     2.   Schedule  III  -  Real  Estate  and   Accumulated   Depreciation   and
          Amortization as of December 31, 2007 and 2006, which can be found on pages 76 and 78, respectively.

     3. The exhibits listed on the Exhibit Index either are filed with this Annual Report on Form 10-K or have been filed previously with the SEC and are incorporated by reference to those prior filings.

(b) The exhibits required by Item 601 of Regulation S-K, including each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form are listed under Item 15(a)(3).

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MISSION WEST PROPERTIES, INC.

Date: March 13, 2008                 By: /s/ Carl E. Berg
                                        ----------------------------------------
                                        Carl E. Berg
                                        Chief Executive Officer
                                        (Principal Executive Officer)

 Date: March 13, 2008                By: /s/ Wayne N. Pham
                                        ----------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Financial and Accounting
                                        Officer)

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


              Signature                            Title                                  Date
              ---------                            -----                                  ----

              /s/  Carl E. Berg
              -------------------------------      Chairman of the Board, Chief
              Carl E. Berg                         Executive Officer and Director         March 13, 2008


              /s/  John C. Bolger
              -------------------------------
              John C. Bolger                       Director                               March 13, 2008


              /s/  William A. Hasler
              -------------------------------
              William A. Hasler                    Director                               March 13, 2008


              /s/  Lawrence B. Helzel
              -------------------------------
              Lawrence B. Helzel                   Director                               March 13, 2008


              /s/  Raymond V. Marino
              -------------------------------      President, Chief Operating Officer
              Raymond V. Marino                    and Director                           March 13, 2008


Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

    3.2.1              Articles of Amendment and Restatement of Mission West Properties, Inc.(1)
    3.2.2              Restated Bylaws of Mission West Properties, Inc.(1)
    10.1.1             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P.(2a)
    10.1.2             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I(2a)
    10.1.3             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II(2a)
    10.1.4             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III(2a)
    10.2               Exchange Rights Agreement between Mission West Properties and the Limited Partners(2a)
    10.3.1*            1997 Stock Option Plan(3)
    10.3.2*            Form of Incentive Stock Option Agreement(1)
    10.3.3*            Form of Non-statutory Stock Option Agreement(1)
    10.3.4*            Form of Directors Stock Option Agreement(1)
    10.4.1             Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg Group (as defined therein)(1)
    10.4.2             Amendment of Acquisition Agreement, dated as of July 1, 1998(1)
    10.4.3             Form of Partnership Interest Purchase Demand Note (1)
    10.5.1             Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of
                       Common Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same(1)
    10.5.2             Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of
                       Common Stock in a private placement of 695,058 shares and Subscription Agreement relating to same(1)
    10.5.3             Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the
                       May 4, 1998 Stock Purchase Agreements (2b)
    10.6               Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the
                       Berg Group(2a)
    10.7               Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group(2a)
    10.8               Berg & Berg Enterprises, Inc. Sublease Agreement(1)
    10.9               Not in use
    10.10              Not in use
    10.11              Not in use
    10.12              Lease Agreement with Apple Computer, Inc.(4a)
    10.13              Not in use
    10.14              Lease Agreement with Amdahl Corporation(4b)
    10.15              Prudential Promissory Note(5)
    10.16              Prudential Deed of Trust(5)
    10.17              Prudential Certificate Regarding Distribution(5)
    10.18              Prudential Guaranty(5)
    10.19              Waiver Agreement(6)
    10.20              Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and
                       Paul McCarthy(7)
    10.21              Lease Agreement with Microsoft Corporation, dated July 25, 1998(8)
    10.21.1            Lease Agreement with Microsoft Corporation, dated December 23, 2004(8a)
    10.22              Contribution Agreement(8)
    10.23              Not in use
    10.24              Not in use
    10.25              Not in use
    10.26              Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg(9)
    10.27              Berg Group Revolving Credit - $100,000,000 Secured Promissory Note(10) (Terminated)
    10.27.1            Third Amendment to Berg Group $100,000,000 Revolving Line of Credit(11) (Terminated)
    10.28              Berg Group Deed of Trust Securing Revolving Promissory Note(12)
    10.29              Not in use
    10.29.1            Not in use
    10.29.2            Not in use
    10.29.3            Not in use


    10.30              Mission West Properties, LP Continuing Guaranty(13)
    10.31              Mission West Properties, LP II Continuing Guaranty(13)
    10.32              Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company(13)
    10.33              Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company(13)
    10.34              Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company(13)
    10.35              Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
    10.36              Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
    10.37              Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
    10.38              Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
    10.39              Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
    10.40              Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
    10.41              Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
    10.42              Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
    10.43              Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
    10.44              Not in use
    10.45              Not in use
    10.45.1            Not in use
    10.45.2            Not in use
    10.45.3            Not in use
    10.45.4            Not in use
    10.46*             2004 Equity Incentive Plan(1(4))
    10.47              Allianz Loan Secured Installment Note(1(5))
    10.48              Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(1(5))
    10.49              Allianz Loan Limited Guaranty(1(5))
    10.50*             Form of Non-statutory Stock Option Agreement with Dividend Rights under 2004 Equity Incentive Plan(1(5))
    10.51              Allianz Loan II Secured Installment Note(1(6))
    10.52              Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(1(6))
    10.53              Allianz Loan II Limited Guaranty(1(6))
    10.54              Allianz Loan II Loan Modification Agreement(1(6))
    21.1               Subsidiaries of the Registrant (17)
    23.1               Consent of Independent Registered Public Accounting Firm
    23.2               Consent of Independent Registered Public Accounting Firm
    24.1               Powers of Attorney (included on the signature page hereto)
    31.1               Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
    31.2               Certification of Chief Operating Officer pursuant to Rule 13a-14(a)
    31.3               Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
    32.1               Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

(1) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4/A filed on July 20, 1998 and declared effective on November 23, 1998.
(2a) Incorporated herein by reference to the same-numbered exhibit to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).
(2b) Incorporated herein by reference to Exhibit 10.8 to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).
(3) Incorporated herein by reference to Exhibit E to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 21, 1997.
(4a) Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998.
(4b) Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998.
(5) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4/A filed on October 27, 1998 and declared effective on November 23, 1998.

(6) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-4/A filed on November 16, 1998 and declared effective on November 23, 1998.
(7) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.
(8) Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).
(8a) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005.
(9) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11/A filed on June 15, 1999 (Commission File No. 333-80203).
(10) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 13, 2001.
(11) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 12, 2003.
(12) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1999 filed on March 30, 2000.
(13) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2002 filed on March 27, 2003.
(14) Incorporated herein by reference to Appendix II to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004.
(15) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005.
(16) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2005.
(17) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999.

EXHIBIT 23.1




            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3, SEC Nos. 333-133335 and 333-52835-99, and Form S-8, SEC File Nos. 333-80369 and 333-123466 of Mission West Properties, Inc. of our reports dated March 12, 2008, relating to the consolidated financial statements and the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting, which appear in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 12, 2008 relating to the financial statement schedule which appear in this Form 10-K.


\S\ Burr, Pilger & Mayer, LLP

San Francisco, California
March 12, 2008

 EXHIBIT 23.2




            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No.'s 333-133335 and 333-52835-99) and Form S-8 (No.'s 333-80369 and 333-123466) of Mission West Properties, Inc. of our report dated February 3, 2006, relating to the consolidated financial statements, which appears in this Form 10-K.


\S\ BDO Seidman, LLP

San Francisco, California
March 12, 2008