Form 10-Q
period 2008-03-31
MISSION WEST PROPERTIES INC
filed 2008-05-07
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

COMMISSION FILE NUMBER 1-8383

Mission West Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	95-2635431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10050 Bandley Drive
Cupertino, California 95014-2188
(Address of principal executive offices)

(408) 725-0700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

19,694,807 shares outstanding as of April 30, 2008

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

Exhibits
Exhibit 10.55 - Heritage Bank of Commerce Revolving Credit Loan Agreement
Exhibit 10.55.1 - Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement
Exhibit 31.1 - Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2 - Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.3 - Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 32 - Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Real estate:
Land	$320,911	$312,152
Buildings and improvements	790,770	764,665
Real estate related intangible assets	3,240	2,119
Total investments in properties	1,114,921	1,078,936
Less accumulated depreciation and amortization	(162,442)	(156,819)
Total investments in real estate, net	952,479	922,117
Cash and cash equivalents	21,611	23,691
Restricted cash	48,640	65,509
Deferred rent receivable, net	15,539	14,833
Investment in unconsolidated joint venture	2,667	2,735
Other assets, net	26,450	25,000
Total assets	$1,067,386	$1,053,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$334,774	$337,520
Note payable (related parties)	19,316	-
Mortgage note payable (related parties)	9,112	9,224
Interest payable	1,320	1,331
Security deposits	4,793	4,754
Deferred rental income	4,775	3,302
Dividends and distributions payable	21,040	16,832
Accounts payable and accrued expenses	18,925	15,618
Total liabilities	414,055	388,581

Commitments and contingencies (Note 10)

Minority interests	516,504	526,626

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 19,669,807 and 19,664,087 shares issued and outstanding at March 31, 2008 and December 31, 2007	20	20
Additional paid-in capital	153,224	153,024
Distributions in excess of accumulated earnings	(16,417)	(14,366)
Total stockholders’ equity	136,827	138,678
Total liabilities and stockholders’ equity	$1,067,386	$1,053,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Rental revenue from real estate	$18,996	$21,202
Above market lease intangible asset amortization	-	(4,091)
Tenant reimbursements	3,583	3,214
Lease termination fees	1,921	10,109
Other income, including interest	786	3,056
Total revenues	25,286	33,490
Expenses:
Property operating, maintenance and real estate taxes	4,888	4,521
Interest	4,927	5,069
Interest (related parties)	436	184
General and administrative	673	713
Depreciation and amortization of real estate	5,623	6,154
Total expenses	16,547	16,641
Income before equity in earnings of unconsolidated joint venture and minority interests	8,739	16,849
Equity in earnings of unconsolidated joint venture	382	337
Minority interests	(7,239)	(13,820)
Income from continuing operations	1,882	3,366

Discontinued operations, net of minority interests:
Income attributable to discontinued operations	-	9
Income from discontinued operations	-	9

Net income to common stockholders	$1,882	$3,375
Net income to minority interests	$7,239	$13,879
Income per common share from continuing operations:
Basic	$0.10	$0.17
Diluted	$0.10	$0.17
Income per common share from discontinued operations:
Basic	-	-
Diluted	-	-
Net income per common share to common stockholders:
Basic	$0.10	$0.17
Diluted	$0.10	$0.17
Weighted average shares of common stock outstanding (basic)	19,667,605	19,582,787
Weighted average shares of common stock outstanding (diluted)	19,667,605	19,889,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,882	$3,375
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests income	7,239	13,879
Minority interest distributions	(7,239)	(13,826)
Depreciation and amortization of real estate and in-place leases	5,623	6,210
Amortization of above market lease	-	4,091
Equity in earnings of unconsolidated joint venture	(382)	(337)
Distributions from unconsolidated joint venture	450	650
Interest earned on restricted cash	(487)	(519)
Lease termination fee related to restricted cash	1,579	1,635
Stock-based compensation expense	145	159
Other	29	20
Changes in operating assets and liabilities:
Deferred rent receivable	(706)	1,595
Other assets	(1,420)	(364)
Interest payable	(11)	(9)
Security deposits	39	(179)
Deferred rental income	1,473	1,041
Accounts payable and accrued expenses	3,307	1,182
Net cash provided by operating activities	11,521	18,603

Cash flows from investing activities:
Improvements to real estate assets	(221)	(863)
Purchase of real estate	(35,764)	(25,626)
Restricted cash released for purchase of real estate	8,082	25,626
Excess restricted cash	7,654	-
Net cash used in investing activities	(20,249)	(863)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(2,746)	(2,606)
Principal payments on mortgage note payable (related parties)	(112)	(105)
Real estate purchase financing (related parties)	19,316	-
Proceeds from note payable (related parties)	3,000	-
Payment on note payable (related parties)	(3,000)	-
Financing costs	(18)	-
Minority interest distributions in excess of earnings	(6,646)	-
Dividends paid to common stockholders	(3,146)	(3,111)
Net cash provided/(used in) financing activities	6,648	(5,822)
Net (decrease)/increase in cash and cash equivalents	(2,080)	11,918
Cash and cash equivalents, beginning of period	23,691	33,785
Cash and cash equivalents, end of period	$21,611	$45,703
Supplemental information:
Cash paid for interest	$5,060	$4,202
Supplemental schedule of non-cash investing and financing activities:
Debt from seller in connection with real estate purchase (related parties)	$19,068	-
Issuance of common stock upon conversion of O.P. units	$54	$2,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and per square footage)
(unaudited)

1.	Organization and Formation of the Company

Mission West Properties, Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate company that acquires and manages research and development (“R&D”)/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% of four existing limited partnerships (referred to collectively as the “operating partnerships”) and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. All limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership (“O.P.”) units, which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

On December 30, 1998, the Company was reincorporated under the laws of the State of Maryland through a merger with and into Mission West Properties, Inc. Accordingly, shares of the former company, Mission West Properties, a California corporation (no par), which were outstanding at December 30, 1998, were converted into shares of common stock, $.001 par value per share, on a one-for-one basis.

As of March 31, 2008, the Company owns a controlling general partnership interest of 19.95%, 21.78%, 16.26% and 12.48% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents an 18.70% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2008 and 2007.

Business Segment Information
The Company’s primary business is the ownership and management of R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” purposes.

2.	Basis of Presentation

Principles of Consolidation and Financial Statement Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2008, their consolidated results of operations for the three months ended March 31, 2008 and 2007, and their cash flows for the three months ended March 31, 2008 and 2007. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 and related footnote disclosures are unaudited. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). As of March 31, 2008, the Company consolidated one VIE in the accompanying condensed consolidated balance sheets in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 5 for further discussion of this transaction.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

Stock-Based Option Compensation Accounting
The FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At March 31, 2008, the Company had one stock-based compensation plan. The Company adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. The adoption of this standard did not have a material effect on the Company’s condensed consolidated statements of operations, cash flows or financial position.

In the first quarter of 2008, stock options to purchase 1,025,000 shares of common stock were granted to four employees, three non-employee directors and four consultants, which options vest monthly for 48 months from date of grant, subject to continued employment or other services to the Company. Each option grant has a term of six years from the date of grant, subject to earlier termination in certain events related to termination of employment or services to the Company. The options were granted at an exercise price of $9.51 per share. The estimated fair value of the options granted in the first quarter of 2008 was $0.57 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.41%, volatility of 20.43%, risk free rates of 3.45% and an expected life of six years. All options were granted at the fair market value at the date of grant.

The following table shows the activity and detail for the 2004 Equity Incentive Plan.

		Weighted Average
	2004 Equity	Option Price
	Incentive Plan	Per Share
Balance, December 31, 2007	1,747,100	$11.13
Options granted	1,025,000	$9.51
Balance, March 31, 2008	2,772,100	$10.53

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under SFAS 123R, the Company recorded approximately $145 and $159 of expense for the three months ended March 31, 2008 and 2007, respectively, for share-based compensation relating to grants of stock options.

As of March 31, 2008, there was approximately $929 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of 3.29 years.

Minority Interests
Minority interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of March 31, 2008, these interests accounted for approximately 81.3% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage.

Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and operating partnership units outstanding for each operating partnership in relation to the total for all four operating partnerships.

Reclassifications
Certain reclassifications have been made to the previously reported 2007 condensed consolidated financial statements in order to conform to the 2008 presentation.

The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company’s December 31, 2007 audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed on March 14, 2008.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. The FASB has approved a one-year deferral for the implementation of the statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on a prospective basis on January 1, 2008. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

3.	Real Estate

Property Acquisition
On January 1, 2008, the Company acquired an approximately 110,500 rentable square foot newly constructed R&D building located at 5981 Optical Court in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $19,068. The Company acquired this property by issuing a short-term note payable to the Berg Group, which is due September 30, 2008. The Company has allocated the purchase price to land and building based upon the estimated relative fair values of such assets. Because the acquired property was vacant, there was no purchase price allocation to lease intangible assets. The property was leased within several days after the acquisition date.

On February 29, 2008, the Company acquired a fully leased office/R&D building comprised of approximately 75,300 rentable square feet at 2904 Orchard Parkway in San Jose, California from an unrelated party for approximately $16,696. The acquisition was partially funded from the proceeds received from the 1170 Morse Avenue property sale, which was classified as restricted cash as of December 31, 2007. The purchase price of 2904 Orchard Parkway was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded $1,121 of the purchase price as real estate related intangible asset in the accompanying condensed consolidated balance sheets for the value of an in-place lease. The intangible asset will be amortized over the applicable remaining lease term. Amortization expense of approximately $19 was recorded for the three months ended March 31, 2008.

The purchase price allocation for this acquisition was determined in accordance with the following principles under SFAS No. 141:

The fair value of the tangible assets of an acquired property, which includes land, building and tenant improvements, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions and tenant improvements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

The capitalized in-place lease value, included in real estate related intangible assets in the accompanying condensed consolidated balance sheets, is amortized to expense as amortization of real estate over the remaining non-cancelable lease term. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

4.	Restricted Cash

Restricted cash totaled approximately $48,640 as of March 31, 2008. Of this amount, approximately $47,140 represents cash held by the Company’s consolidated VIE due to its adoption of FIN 46R and $1,500 represents a certificate of deposit relating to the Prudential Insurance loan. In the third quarter of 2007, the Company sold 45700 Northport Loop in Fremont, California and 1170 Morse Avenue in Sunnyvale, California, which were collateral properties under the Prudential Insurance loan. Prudential agreed to release these properties without delivery of substitute properties provided that the Company deposits $1,500 into escrow with Prudential for a full year. The funds are expected to be returned to the Company in October 2008. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE.

5.	Variable Interest Entity

Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

Under FIN 46R, for an entity to qualify as a VIE one or more of the following three characteristics must exist:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support by any parties, including the equity holders.
2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.	The direct or indirect ability to make decisions about the entity’s activities through voting or similar rights.
b.	The obligation to absorb the expected loss of the entity.
c.	The right to receive the expected residual returns of the entity.

3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

In August 2007, one of the Company’s tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company will receive monthly rent payments of approximately $789 from July 2007 through June 2008, $818 from July 2008 through June 2009, $849 from July 2009 through June 2010, $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that it is the primary beneficiary of this variable interest entity, and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007.

Factors considered by the Company in determining whether M&M should be considered a VIE for financial reporting purposes included the following:

•	No equity was contributed by the partners in the formation of M&M.
•	At present, the assigned leases are the only properties under management by M&M.
•	Because M&M does not have an operating history that demonstrates its ability to finance its activities without additional subordinated financial support.
•	All revenues, other than interest income, are generated by M&M from the Company in the form of fees or commissions.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

The Company remains at risk with respect to the assigned leases because if M&M’s operating expenses exceed its interest income, fees and commissions there would be insufficient funds to meet the assigned lease obligation without additional financial support from equity holders or other parties. The Company, which had released the original tenants from its obligations under the leases, would have to absorb the majority of any loss, making it the primary beneficiary of M&M’s activities.

6.	Stock Transactions

During the three months ended March 31, 2008, two limited partners exchanged a total of 5,720 O.P. units for 5,720 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $54 from minority interests to paid-in capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

7.	Discontinued Operations

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets“ (“SFAS 144”), which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the condensed consolidated statements of operations. Prior period condensed consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were sold and presented as discontinued operations in 2007. All periods presented in this report will likely require further reclassification in future periods if there are properties held for sale or property sales occur.

In the third quarter of 2007, the Company sold two R&D properties which qualified as discontinued operations. Condensed results of operations for these properties for the three months ended March 31, 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenues
Rental revenue from real estate	-	$135
Tenant reimbursements	-	14
Total revenues	-	149

Expenses
Property operating, maintenance and real estate taxes	-	25
Depreciation of real estate	-	56
Total expenses	-	81

Income from discontinued operations	-	68
Minority interest in earnings attributable to discontinued operations	-	(59)
Income from discontinued operations	-	$9

8.	Net Income Per Share

Basic operating net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted operating net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities using the treasury stock method.

The computation for weighted average shares is detailed below:

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding (basic)	19,667,605	19,582,787
Incremental shares from assumed option exercise	-	306,666
Weighted average shares outstanding (diluted)	19,667,605	19,889,453

Outstanding options to purchase 2,772,100 in 2008 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder’s option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests’ share of income back to net income. The total number of O.P. units outstanding at March 31, 2008 and 2007 was 85,528,215 and 85,024,199, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

9.	Related Party Transactions

As of March 31, 2008, the Berg Group owned 77,902,384 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of March 31, 2008 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

On January 1, 2008, the Company acquired an approximately 110,500 rentable square foot newly constructed R&D building located at 5981 Optical Court in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $19,068 and was financed by a short-term note payable to the Berg Group, which is due September 30, 2008. The transaction was approved by the Independent Directors Committee of the Company’s Board of Directors.

On January 7, 2008, the Company borrowed $3,000 from Carl E. Berg on a short-term basis to fund an anticipated property acquisition. The $3,000 loan was repaid in full on January 30, 2008. Interest expense incurred in connection with the loan was approximately $12 for the three months ended March 31, 2008. The transaction was approved by the Independent Directors Committee of the Company’s Board of Directors.

As of March 31, 2008, debt in the amount of approximately $9,112 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $176 and $184 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, debt in the amount of approximately $19,316 was due the Berg Group under a short-term note payable established on January 1, 2008 in connection with the acquisition of 5981 Optical Court, as described above. The note payable bears interest at LIBOR plus 2% and is due by September 30, 2008. Interest expense incurred in connection with the note payable was approximately $248 for the three months ended March 31, 2008.

During the first three months of 2008 and 2007, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $307 and $361 in rental revenue for the three months ended March 31, 2008 and 2007, respectively.

Under the Company’s charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring or holding shares of the Company’s common stock if such acquisition would result in their beneficial ownership percentage of the Company’s common stock causing the Company to violate any REIT qualification requirement. Currently their share ownership is below a level at which rent from related tenants would be excluded in determining compliance with REIT qualification tests.

The Berg Group has an approximately $2,500 commitment to complete certain tenant improvements in connection with the Company’s 2002 acquisition of 5345 Hellyer Avenue in San Jose. The Company has recorded this portion of the purchase price paid to the Berg Group in “Other assets” on its condensed consolidated balance sheets. The Berg Group is in the process of satisfying this commitment to complete certain tenant improvements.

The Berg Group has an approximately $7,500 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company’s 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company has recorded this portion of the purchase price paid to the Berg Group in “Other assets” on its condensed consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were approximately $24 and $23 for the three months ended March 31, 2008 and 2007, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

10.	Commitments and Contingencies

Neither the operating partnerships, the Company’s properties nor the Company are subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the operating partnerships, the properties or the Company. From time to time, the Company is engaged in legal proceedings arising in the ordinary course of business. The Company does not expect any of such proceedings to have a material adverse effect on its cash flows, financial condition or results of operations. The Company is currently involved in the following legal proceedings and it believes that the ultimate outcome of these proceedings will not have a material adverse effect on its operating results, cash flows or financial condition.

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation (“RPC”) is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership (“Hellyer LP”), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. (“MWP”) had the right to obtain RPC’s entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC’s entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC’s interest in Hellyer LP to Berg & Berg Enterprises, Inc. Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006 Maryland’s highest Court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. The Court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company’s demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company’s demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, the Company filed a motion for summary judgment in the California Superior Court which was denied. A trial in the California Superior Court will commence in 2008.

The Company has a receivable from a Berg Group affiliate for the amount of distributions it has received as the successor to RPC’s interest in Hellyer LP. Furthermore, the Company has never accounted for the 50% interest of RPC as its asset, and if it is ultimately determined that RPC should have retained that interest or it reacquires that interest, the Company’s balance sheet and financial condition would not be impacted adversely, although to date, the Company has consolidated the assets, liabilities and operating results of Hellyer LP and allocated 50% of the operating income to the minority interest holder.

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of March 31, 2008.

The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of March 31, 2008.

Seismic Activity
The Company’s properties are located in an active seismic area of Silicon Valley. Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

Environmental Issues
The environmental investigations that have been conducted on the Company’s properties have not revealed any environmental liability that the Company believes would have a material adverse effect on its financial condition, results of operations and assets, and the Company is not aware of any such liability. Nonetheless, it is possible that there are material environmental liabilities of which the Company is unaware. In addition, the Company cannot assure that future laws, ordinances, or regulations will not impose any material environmental liability, or that the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to the Company.

Asset Dispositions Subject to Certain Conditions
The Company has entered into sales agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has an executed sales contract as of March 31, 2008 that is subject to such material conditions:

Property	Number of Buildings	Rentable Square Feet	Acres	Sales Prices
McCandless Drive Milpitas, California	8	427,000	23.03	$76,500

11.	Subsequent Events

On April 3, 2008, the Company paid dividends of $0.20 per share of common stock to all common stockholders of record as of March 31, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $21,040.

On April 17, 2008, the Company entered into a change in terms agreement with Heritage Bank of Commerce to amend the unsecured revolving line of credit from $10,000 to $17,500.  The revolving line of credit carries a variable interest rate based on the one-month LIBOR plus 1.75% per annum, adjustable monthly, and matures June 15, 2009.  The revolving line of credit contains certain customary covenants as defined in the loan agreement. The Company paid approximately $26 in loan and legal fees in obtaining the revolving line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

Factors that could have a material adverse effect on our operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements include, but are not limited to, the following:

•	economic conditions generally and the real estate market specifically,
•	the occupancy rates of the properties,
•	rental rates on new and renewed leases,
•	legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
•	availability of capital,
•	interest rates,
•	competition,
•	supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
•	tenant defaults and bankruptcies,
•	lease term expirations and renewals, and
•	changes in general accounting principles, policies and guidelines applicable to REITs.

These risks and uncertainties, together with the other risks described under Part I, Item 1A - “Risk Factors” of our 2007 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2008, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2008, two tenants individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust (“REIT”) since the beginning of fiscal 1999.

Our acquisition, growth and operating strategy incorporates the following elements:

•
working with the Berg Group to take advantage of their abilities and resources to pursue development opportunities which we have an option to acquire, on pre-negotiated terms, upon completion and leasing;

•	capitalizing on opportunistic acquisitions from third parties of high-quality R&D/office properties that provide attractive initial yields and significant potential for growth in cash-flow;
•
focusing on general purpose, single-tenant Silicon Valley R&D/office properties for information technology companies in order to maintain low operating costs, reduce tenant turnover and capitalize on our relationships with these companies and our extensive knowledge of their real estate needs; and

•
maintaining prudent financial management principles that emphasize current cash flow while building long-term value, the acquisition of pre-leased properties to reduce development and leasing risks and the maintenance of sufficient liquidity to acquire and finance properties on desirable terms.

Current Economic Environment

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity have slowed markedly from 2001 through 2006 after fast-paced growth in 1999 and 2000, and have been growing steadily since then. According to a recent report by NAI BT Commercial Real Estate (the “BT Report”), the vacancy rate for Silicon Valley R&D property was approximately 16.6% in late 2007 and 16.1% at the end of the first quarter of 2008. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2008 amounted to approximately 20.6 million square feet, of which 19.2%, or 4.0 million square feet, was being offered under subleases. According to the BT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2007 amounted to approximately 3.5 million square feet, and in the first three months of 2008 there was total positive net absorption of approximately 0.2 million square feet. According to the BT Report, the average asking market rent per square foot at the end of the first quarter of 2008 was $1.27 compared to $1.26 in late 2007. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, however, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole.

Our occupancy rate at March 31, 2008 was 64.4% compared to 69.4% at March 31, 2007. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 204,000 rentable square feet are expiring prior to the end of 2008. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2008 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; if we are not able to lease space at or above current market rates; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; or if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties, our results of operations and cash flows will be affected adversely. Furthermore, in this event it is probable that our board of directors will reduce the quarterly dividend on the common stock and the outstanding O.P. units. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption “Forward-Looking Information” above and in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent reserves, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results may differ from these estimates under different assumptions or conditions.

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

Business Combinations. Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), was effective July 1, 2001. The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commissions with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to the effective date of SFAS 141 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market, including lease origination and lease up period costs, and above and below market in place leases, and the determination of their useful lives are guided by a combination of SFAS 141 and management’s estimates. Amortization expense of above and below market lease intangible asset is offset against rental revenue in the revenue section while amortization of in-place lease value intangible asset is included in depreciation and amortization of real estate in the expense section of our condensed consolidated statements of operations. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

Impairment of Long-Lived Assets. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates, lease periods, deferred maintenance and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

Allowance for Doubtful Accounts and Deferred Rent. We must estimate the uncollectibility of our accounts receivable based on the evaluation of our tenants’ financial position, analyses of accounts receivable and current economic trends. We also make estimates for reserves against our deferred rent receivable for existing tenants with the potential of early termination, bankruptcy or ceasing operations. We charge or credit rental income for increases or decreases to our deferred rent reserves. Our estimates are based on our review of tenants’ payment histories, the remaining lease term, whether or not the tenant is currently occupying our building, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

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

Revenue Recognition. Rental revenue is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us. The difference between recognized rental income and rental cash receipts is recorded as “Deferred rent receivable” on the condensed consolidated balance sheets.

Rental revenue is affected if existing tenants terminate or amend their leases. We try to identify tenants who may be likely to declare bankruptcy, cease operations or are likely to seek a negotiated settlement of their obligation. By anticipating these events in advance, we expect to take steps to minimize their impact on our reported results of operations through lease renegotiations, reserves against deferred rent, and other appropriate measures. Our judgments and estimations about tenants’ capacity to continue to meet their lease obligations will affect the rental revenue recognized. Material differences may result in the amount and timing of our rental revenue for any period if we made different judgments or estimations.

SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), establishes accounting standards for recognizing profit or loss on sales of real estate. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

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

We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

•	the agreement has been fully executed and delivered;
•	services have been rendered;
•	the amount is fixed and determinable; and
•	collectibility is reasonably assured.

With regard to critical accounting policies, where applicable, we have explained and discussed the criteria for identification and selection, methodology in application and impact on the financial statements with the Audit Committee of our Board of Directors. The Audit Committee has reviewed the critical accounting policies we identified.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

As of March 31, 2008, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet compared to 107 properties totaling approximately 7.7 million rentable square feet owned by us as of March 31, 2007. This represents a net increase of approximately 4.5% in total rentable square footage, as we acquired six R&D/office properties consisting of approximately 433,000 rentable square feet and sold two R&D/office properties consisting of approximately 86,800 rentable square feet since the first quarter of 2007. Included in the 8.0 million rentable square feet are approximately 854,000 rentable square feet (or 16 buildings) that we are seeking to have rezoned for residential development.

Rental revenue from real estate for the three months ended March 31, 2008 compared to the same three-month period in 2007 was as follows:

	Three Months Ended March 31,			% Change by
	2008	2007	$ Change	Property Group
	(dollars in thousands)

Same Property (1)	$18,312	$21,202	$(2,890)	(13.6)%
2008 Acquisitions	684	-	684	100.0%
Total	$18,996	$21,202	$(2,206)	(10.4)%

(1)	“Same Property” is defined as properties owned by us prior to 2007 that we still owned as of March 31, 2008.

Rental Revenue from Real Estate from Continuing Operations
For the quarter ended March 31, 2008, rental revenue from real estate decreased by approximately ($2.2) million, or (10.4%), from $21.2 million for the three months ended March 31, 2007 to $19.0 million for the three months ended March 31, 2008. The decline in rental revenue resulted primarily from renewing existing leases at lower rental rates and the loss of several tenants due to lease terminations, relocation or cessation of their operations since March 31, 2007, all of which resulted from current adverse market conditions. Total rental revenue was reduced by amortization expense of approximately ($4.1) million for the three months ended March 31, 2007 for an above-market lease intangible asset acquired pursuant to a lease termination. That resulted in the write-off of all remaining above-market lease intangible asset. Our occupancy rate at March 31, 2008 was approximately 64.4%, compared to approximately 69.4% at March 31, 2007.

Equity in Earnings from Unconsolidated Joint Venture
As of March 31, 2008, we held investments in three R&D buildings totaling approximately 466,600 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2008, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.38 million compared to equity in earnings of $0.34 million for the same period in 2007. The occupancy rate for the properties owned by this joint venture at March 31, 2008 and 2007 was 100%.

Lease Termination Income
Lease termination fees for the three months ended March 31, 2008 and 2007 were approximately $1.9 million and $10.1 million, respectively. These fees were paid by tenants who terminated their lease obligations before the end of the contractual term of the lease by agreement with us. We do not consider those transactions to be recurring items.

Other Income from Continuing Operations
Other income of approximately $0.8 million for the three months ended March 31, 2008 included approximately $0.6 million from interest and $0.2 million from management fees. Other income of approximately $3.1 million for the three months ended March 31, 2007 included approximately $1.6 million from a forfeited deposit under a contract for the sale of property, $0.9 million from interest, $0.3 million from management fees, and $0.3 million from a bankruptcy settlement claim and miscellaneous income.

Expenses from Continuing Operations
Property operating expenses and real estate taxes during the first quarter of 2008 increased by approximately $0.4 million, or 8.1%, from $4.5 million to $4.9 million for the three months ended March 31, 2007 and 2008, respectively. The increase in 2008 is primarily attributable to increases in utility usage and repair and maintenance expenses. Tenant reimbursements increased by approximately $0.4 million, or 11.5%, from $3.2 million for the three months ended March 31, 2007 to $3.6 million for the three months ended March 31, 2008 due to reimbursements of recurring operating expenses. Certain expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. General and administrative expenses remained the same at approximately $0.7 million.

Real estate depreciation and amortization expense decreased by approximately ($0.5) million, or (8.6%), from $6.1 million to $5.6 million for the three months ended March 31, 2007 and 2008, respectively. Such expense in the first quarter of 2007 included additional amortization expense relating to in-place lease value intangible asset pursuant to SFAS 141 in connection with two lease terminations that did not recur in 2008.

Interest expense decreased by approximately ($0.1) million, or (2.8%), from $5.0 million for the three months ended March 31, 2007 to $4.9 million for the three months ended March 31, 2008 due to lower total debt in 2008. Interest expense (related parties) increased by approximately $0.2 million, or 137.0%, from $0.2 million for the three months ended March 31, 2007 to $0.4 million for the three months ended March 31, 2008 due to higher related party debt incurred in the quarter just ended. Total debt outstanding, including amounts due related parties, increased by approximately $8.2 million, or 2.3%, from $355.0 million as of March 31, 2007 to $363.2 million as of March 31, 2008.

Income from Discontinued Operations
The following table depicts the amounts of income from discontinued operations for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
	(unaudited)
Income attributable to discontinued operations	-	$68
Minority interest in earnings attributable to discontinued operations	-	(59)
Income from discontinued operations	-	$9

In the third quarter of 2007, we sold two R&D properties, and in accordance with our adoption of SFAS 144, classified them as discontinued operations. The income to common stockholders attributable to discontinued operations from these properties for the three months ended March 31, 2007 was approximately $9,000.

Net Income to Common Stockholders and Net Income to Minority Interests
Net income to common stockholders decreased by approximately ($1.5) million, or (44.2%), from $3.4 million for the three months ended March 31, 2007 to $1.9 million for the same period in 2008. The minority interest portion of income decreased by approximately ($6.7) million, or (47.8%), from $13.9 million for the three months ended March 31, 2007 to $7.2 million for the three months ended March 31, 2008. The decrease in the quarter’s net income for both common stockholders and minority interests was primarily due to lower rental revenue and lease termination fee income in the first quarter of 2008.

Minority interest in net income has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective minority interest ownership percentage. Minority interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 81% as of March 31, 2008 and 2007.

Changes in Financial Condition

The most significant changes in our financial condition during the three months ended March 31, 2008 resulted from the acquisition of two R&D properties. At March 31, 2008, total investments in properties increased on a net basis by approximately $36.0 million from December 31, 2007 primarily due to two R&D property acquisitions consisting of approximately 186,000 rentable square feet located in the Silicon Valley and the construction of additional tenant improvements.

Total stockholders’ equity, net, decreased by approximately ($1.9) million from December 31, 2007 as we obtained additional capital from the issuance of 5,720 shares of our common stock for the exchange of O.P. units. The newly issued shares of common stock increased additional paid-in capital by approximately $0.1 million. Share-based compensation relating to grants of stock options increased additional paid-in capital by approximately $0.1 million. Stockholders’ equity was reduced during the most recent quarter by the amount of distributions in excess of accumulated earnings of approximately ($2.1) million.

Liquidity and Capital Resources

We expect a slight increase in operating cash flows from our operating property portfolio in 2008 compared to 2007 primarily from new leases, periodic payments from M&M Real Estate Control & Restructuring relating to the Ciena lease termination in 2007 (see Note 5 above) and an additional early lease termination. If we are unable to lease a significant portion of the approximately 204,000 rentable square feet scheduled to expire during the remainder of 2008 or an equivalent amount of our currently available space of approximately 2.9 million rentable square feet, however, our operating cash flows after 2008 may be affected adversely. With the expectation of lower rental revenues for the remainder of 2008, we expect our properties’ net operating income to show a year-over-year decline when compared to 2007 driven by excess capacity of commercial office and R&D space in the Silicon Valley. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. Cash flows from lease terminations are non-recurring and to maintain or increase cash flows in the future we must re-lease our vacant properties.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or the borrowings under the line of credit with Heritage Bank of Commerce (“HBC”). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2008. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness, and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on cash reserves and the line of credit with HBC. We expect our total interest expense to increase through new financing activities.

Cash and cash equivalents decreased by approximately $2.1 million from $23.7 million as of December 31, 2007 to $21.6 million as of March 31, 2008.

Restricted cash totaled approximately $48.6 million as of March 31, 2008. Of this amount, approximately $47.1 million represents cash held by our consolidated VIE from the Ciena lease termination in the third quarter of 2007. We include this in our restricted cash under the principles of FIN 46R. The remaining $1.5 million represents a certificate of deposit relating to the Prudential Insurance loan. In the third quarter of 2007, we sold 45700 Northport Loop in Fremont, California and 1170 Morse Avenue in Sunnyvale, California, which were collateral properties under the Prudential Insurance loan. Prudential agreed to release these properties without delivery of substitute properties provided that we deposit $1.5 million into escrow with Prudential for a full year. The funds from the CD are expected to be returned to us in October 2008. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements, however. The restricted cash is not available for distribution to stockholders.

Distributions
On April 3, 2008, we paid dividends of $0.20 per share of common stock to all common stockholders of record as of March 31, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $21.0 million. For the remainder of 2008, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. unit holders of $0.20 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
On March 4, 2008, we entered into an agreement with Heritage Bank of Commerce for an unsecured revolving line of credit of $10 million. The revolving line of credit carries a variable interest rate based on the one-month LIBOR plus 1.75% per annum, adjustable monthly, and matures on June 15, 2009.  The revolving line of credit contains certain customary covenants as defined in the loan agreement. On April 17, 2008, we entered into a change in terms agreement with Heritage Bank of Commerce to increase the unsecured revolving line of credit from $10 million to $17.5 million.  We paid approximately $26,000 in loan and legal fees in connection with this loan.

At March 31, 2008, we had total indebtedness of approximately $363.2 million, including $334.8 million of fixed rate mortgage debt, $19.3 million debt under the Berg Group note payable (related parties) and $9.1 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Prudential Insurance, Northwestern Mutual, Allianz and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2008, we were in compliance with these loan covenants.

Our mortgage loan from Prudential Insurance Company of America, which had a principal balance owed of approximately $111.9 million as of March 31, 2008, matures in October 2008. We are currently evaluating and examining the refinancing options available to us and are seeking proposals for replacement. We expect to be able to refinance this debt prior to maturity. We currently have not secured a commitment for replacement financing, however, replacement financing is not assured. Failure to refinance this debt prior to maturity, with either short-term or long-term borrowings, would have a material adverse effect on our financial conditions and would prevent the payment or distributions to stockholders and O.P unit holders until we have refinanced it.

Contractual Obligations
The following table identifies the contractual obligations as of March 31, 2008 that will impact our liquidity and cash flow in future periods:

	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in thousands)
Debt Obligations (1)	$138,046	$9,561	$10,105	$10,681	$11,032	$183,777	$363,202
Operating Lease Obligations (2)	90	30	-	-	-	-	120
Total	$138,136	$9,591	$10,105	$10,681	$11,032	$183,777	$363,322

(1)	Our debt obligations are set forth in detail in the schedule below.
(2)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of March 31, 2008:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	Not Applicable	-	6/09	(3)

Note Payable (related parties):	Not Applicable	$19,316	9/08	(4)

Mortgage Note Payable (related parties):	5300 & 5350 Hellyer Avenue, San Jose, CA	9,112	6/10	7.65%
Mortgage Notes Payable (1):
Prudential Insurance Company of America (2)	10300 Bubb Road, Cupertino, CA	111,905	10/08	6.56%
	10500 N. De Anza Boulevard, Cupertino, CA
	4050 Starboard Drive, Fremont, CA
	45738 Northport Loop, Fremont, CA
	450 National Avenue, Mountain View, CA
	6311 San Ignacio Avenue, San Jose, CA
	6321 San Ignacio Avenue, San Jose, CA
	6325 San Ignacio Avenue, San Jose, CA
	6331 San Ignacio Avenue, San Jose, CA
	6341 San Ignacio Avenue, San Jose, CA
	6351 San Ignacio Avenue, San Jose, CA
	3236 Scott Boulevard, Santa Clara, CA
	3560 Bassett Street, Santa Clara, CA
	3570 Bassett Street, Santa Clara, CA
	3580 Bassett Street, Santa Clara, CA
	1135 Kern Avenue, Sunnyvale, CA
	1212 Bordeaux Lane, Sunnyvale, CA
	1230 E. Arques, Sunnyvale, CA
	1250 E. Arques, Sunnyvale, CA
	1600 Memorex Drive, Santa Clara, CA
	1688 Richard Avenue, Santa Clara, CA
	1700 Richard Avenue, Santa Clara, CA
	3540 Bassett Street, Santa Clara, CA
	3542 Bassett Street, Santa Clara, CA
	3544 Bassett Street, Santa Clara, CA
	3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (5)	1750 Automation Parkway, San Jose, CA	84,060	1/13	5.64%
	1756 Automation Parkway, San Jose, CA
	1762 Automation Parkway, San Jose, CA
	6320 San Ignacio Avenue, San Jose, CA
	6540-6541 Via Del Oro, San Jose, CA
	6385-6387 San Ignacio Avenue, San Jose, CA
	2251 Lawson Lane, Santa Clara, CA
	1325 McCandless Drive, Milpitas, CA
	1650-1690 McCandless Drive, Milpitas, CA
	20605-20705 Valley Green Drive, Cupertino, CA

Allianz Life Insurance Company (Allianz Loan I) (6)	5900 Optical Court, San Jose, CA	23,625	8/25	5.56%

Allianz Life Insurance Company (Allianz Loan II) (6)	5325-5345 Hellyer Avenue, San Jose, CA	115,184	8/25	5.22%
	1768 Automation Parkway, San Jose, CA
	2880 Scott Boulevard, Santa Clara, CA
	2890 Scott Boulevard, Santa Clara, CA
	2800 Scott Boulevard, Santa Clara, CA
	20400 Mariani Avenue, Cupertino, CA
	10450-10460 Bubb Road, Cupertino, CA
		334,774

TOTAL		$363,202

(1)
Mortgage notes payable generally require monthly installments of principal and interest ranging from approximately $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.85% at March 31, 2008.

(2)
The Prudential Insurance loan is payable in monthly installments of approximately $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12,000,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.

(3)
Loan carries a variable interest rate equal to LIBOR plus 1.75%. The Heritage Bank of Commerce (“HBC”) line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of March 31, 2008, we were in compliance with these loan covenants.

(4)	Loan carries a variable interest rate equal to LIBOR plus 2.0%. The interest rate at March 31, 2008 was 4.81%.
(5)
The Northwestern loan is payable in monthly installments of approximately $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.

(6)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of March 31, 2008, we were in compliance with these loan covenants.

At March 31, 2008, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $9.45 per share on March 31, 2008) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 26.7%. On March 31, 2008, the last trading day in the quarter, total market capitalization was approximately $1.36 billion.

At March 31, 2008, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.0 million. The due date of these notes has been extended to September 30, 2009. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Net cash provided by operating activities for the three months ended March 31, 2008 was approximately $11.5 million compared to $18.6 million for the same period in 2007. Cash flow decreases came primarily from lower lease termination fees, a forfeited deposit under a contract for the sale of property in 2007 that did not recur in 2008, and insurance premiums that were paid in full for the entire year 2008 instead of through installment payments as in 2007.

Net cash used in investing activities was approximately ($20.2) million and ($0.9) million for the three months ended March 31, 2008 and 2007, respectively. Cash used in investing activities during the three months ended March 31, 2008 related principally to the acquisition of one R&D property at 5981 Optical Court in San Jose, California and one R&D property at 2904 Orchard Parkway in San Jose, California for approximately ($35.8) million. The acquisition at 2904 Orchard Parkway was completed as a tax-deferred exchange transaction involving our former R&D property at 1170 Morse Avenue in Sunnyvale, California. The remaining excess restricted cash of approximately $7.7 million was transferred to our general cash account. Capital expenditures for real estate improvements were approximately ($0.2) million for the three months ended March 31, 2008.

Net cash used in investing activities for the three months ended March 31, 2007 related principally to the acquisition of 50 acres of vacant land at the Morgan Hill Ranch for approximately ($25.6) million. The Morgan Hill Ranch acquisition was completed as a tax-deferred exchange transaction involving our former R&D properties at 2033-2243 Samaritan Drive in San Jose, California. Capital expenditures for real estate improvements were approximately ($0.9) million for the three months ended March 31, 2007.

Net cash provided/(used in) financing activities was approximately $6.7 million for the three months ended March 31, 2008 compared to approximately ($5.8) million for the three months ended March 31, 2007. During the first three months of 2008, we used approximately ($5.8) million to pay outstanding debt, paid approximately ($9.8) million of dividends to common stockholders and O.P unit holders and financed approximately $22.3 million in short-term debt. During the same period in 2007, we used approximately ($2.7) million to pay outstanding debt and paid approximately ($3.1) million of dividends to common stockholders.

Funds From Operations (“FFO”)

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. unit holders, computed in accordance with GAAP, plus non-recurring events other than “extraordinary items” under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared to other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should neither be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests represented by O.P. Units that might be exchanged for common stock. FFO does not represent the amount available for management’s discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties.

Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do.

FFO for the three months ended March 31, 2008 and 2007, as reconciled to net income to common stockholders, are summarized in the following table:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net income to common stockholders	$1,882	$3,375
Add:
Minority interests (1)	7,128	13,755
Depreciation and amortization of real estate (2)	6,213	6,775
FFO	$15,223	$23,905

(1)
Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage. Minority interests for third parties totaling approximately $111 and $124 for the three months ended March 31, 2008 and 2007, respectively, were deducted from total minority interests in calculating FFO.

(2)
Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $189 for the three months ended March 31, 2008 and 2007. Also includes our amortization of leasing commissions of approximately $401 and $376 for the three months ended March 31, 2008 and 2007, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the our condensed consolidated statements of operations.

The decrease in FFO year-over-year was primarily due to lower lease termination fee and rental income in 2008.

Distribution Policy

Our board of directors determines the amount and timing of distributions to our stockholders. The board of directors will consider many factors prior to making any distributions, including the following:

•	the amount of cash available for distribution;
•	our ability to refinance maturing debt obligations;
•	our financial condition;
•	whether to reinvest funds rather than to distribute such funds;
•	our committed and projected capital expenditures;
•	the amount of cash required for new property acquisitions, including acquisitions under existing agreements with the Berg Group;
•	the amount of our annual debt service requirements;
•	prospects of tenant renewals and re-leases of properties subject to expiring leases;
•	cash required for re-leasing activities;
•	the annual distribution requirements under the REIT provisions of the federal income tax laws; and
•	such other factors as the board of directors deems relevant.

We cannot assure you that we will be able to meet or maintain our cash distribution objectives.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2008. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2008 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2008 will be paid upon maturity.

	Nine Months Remaining	Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$118,730	$9,561	$10,105	$10,681	$11,032	$183,777	$343,886	$437,373
Weighted average interest rate	5.85%	5.85%	5.85%	5.85%	5.85%	5.85%

Variable Rate Debt:
Unsecured debt	$19,316	-	-	-	-	-	$19,316	$19,316
Weighted average interest rate	5.28%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at March 31, 2008. The only variable debt that we had as of March 31, 2008 was approximately $19.3 million owed to the Berg Group. This represented 5.3% of the total $363.2 million of outstanding debt as of March 31, 2008. All of our debt is denominated in United States dollars.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes “forward-looking statements,” as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of March 31, 2008, a 1% increase or decrease in interest rates on our approximately $19.3 million of floating rate debt would decrease or increase, respectively, three months earnings and cash flows by approximately $48,000, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Legal proceedings are incorporated herein by reference from Part I “Item 1. - Notes to Condensed Consolidated Financial Statements - Note 10 - Commitments and Contingencies.”

ITEM 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report, you should carefully review the factors discussed under Item 1A of our 2007 Form 10-K which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 6. Exhibits

10.55	Heritage Bank of Commerce Revolving Credit Loan Agreement
10.55.1	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement
31.1	Section 1350 Certificate of CEO
31.2	Section 1350 Certificate of President & COO
31.3	Section 1350 Certificate of Principal Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mission West Properties, Inc.
(Registrant)

Date: May 7, 2008	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: May 7, 2008	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance and Controller
(Principal Accounting Officer and Duly Authorized Officer)