Form 10-Q
period 2008-06-30
MISSION WEST PROPERTIES INC
filed 2008-08-07
CIK 1067419

[PG NUMBER]


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                                 (408) 725-0700
              (Registrant's telephone number, including area code)
                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]   Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                19,743,557 shares outstanding as of July 31, 2008

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2008


                                      INDEX

PART I        FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                    ----
   Item 1.    Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
              and December 31, 2007...................................................................................2

              Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited).................................................3

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2008 and 2007 (unaudited).....................................................4

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

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MISSION WEST PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                   ---------

                                                                                    June 30, 2008          December 31, 2007
                                                                                 ---------------------   ----------------------
                                                                                     (unaudited)
                                     ASSETS
Real estate:
    Land                                                                              $  320,911              $  312,152
    Buildings and improvements                                                           792,886                 764,665
    Real estate related intangible assets                                                  3,240                   2,119
                                                                                 ---------------------   ----------------------
       Total investments in real estate                                                1,117,037               1,078,936
    Less accumulated depreciation and amortization                                      (168,124)               (156,819)
                                                                                 ---------------------   ----------------------
       Total investments in real estate, net                                             948,913                 922,117
Cash and cash equivalents                                                                    769                  23,691
Restricted cash                                                                           45,535                  65,509
Deferred rent receivable, net                                                             16,420                  14,833
Investment in unconsolidated joint venture                                                 2,625                   2,735
Other assets, net                                                                         25,588                  25,000
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,039,850              $1,053,885
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                            $  332,001              $  337,520
    Note payable (related parties)                                                         1,923                       -
    Mortgage note payable (related parties)                                                8,997                   9,224
    Revolving line of credit                                                               8,244                       -
    Interest payable                                                                       1,360                   1,331
    Security deposits                                                                      4,977                   4,754
    Deferred rental income                                                                 5,383                   3,302
    Dividends and distributions payable                                                   21,054                  16,832
    Accounts payable and accrued expenses                                                 16,174                  15,618
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 400,113                 388,581
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 9)

Minority interests                                                                       504,668                 526,626
                                                                                 ---------------------   ----------------------

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                              -                       -
    Common stock, $.001 par value, 200,000,000 shares authorized,
      19,743,557 and 19,664,087 shares issued and outstanding
      at June 30, 2008 and December 31, 2007                                                  20                      20
    Additional paid-in capital                                                           154,056                 153,024
    Distributions in excess of accumulated earnings                                      (19,007)                (14,366)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          135,069                 138,678
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,039,850              $1,053,885
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

                          MISSION WEST PROPERTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                          Three months ended June 30,              Six months ended June 30,
                                                     -------------------------------------- ----------------------------------------
                                                           2008                2007                2008                 2007
                                                     ------------------ ------------------- -------------------- -------------------
Revenues:
   Rental revenue from real estate                         $19,359            $21,148             $38,356               $42,350
   Above market lease intangible asset amortization              -                  -                   -                (4,091)
   Tenant reimbursements                                     3,710              3,240               7,293                 6,454
   Lease termination fees                                        -                168               1,921                10,277
   Other income, including interest                            464                958               1,249                 4,015
                                                     ------------------ ------------------- -------------------- -------------------
        Total revenues                                      23,533             25,514              48,819                59,005
                                                     ------------------ ------------------- -------------------- -------------------
Expenses:
   Property operating, maintenance and real estate taxes     5,511              4,558              10,398                 9,078
   Interest                                                  4,956              5,045               9,884                10,114
   Interest (related parties)                                  280                182                 716                   366
   General and administrative                                  674                673               1,347                 1,387
   Depreciation and amortization of real estate              5,682              5,398              11,305                11,552
                                                     ------------------ ------------------- -------------------- -------------------
        Total expenses                                      17,103             15,856              33,650                32,497
                                                     ------------------ ------------------- -------------------- -------------------
Income before equity in earnings of unconsolidated
   joint venture and minority interests                      6,430              9,658              15,169                26,508
Equity in earnings of unconsolidated joint venture             407                350                 789                   686
Minority interests                                          (5,478)            (8,007)            (12,717)              (21,827)
                                                     ------------------ ------------------- -------------------- -------------------
   Income from continuing operations                         1,359              2,001               3,241                 5,367
                                                     ------------------ ------------------- -------------------- -------------------

Discontinued operations, net of minority interests:
Income attributable to discontinued operations                   -                  3                   -                    12
                                                     ------------------ ------------------- -------------------- -------------------
   Income from discontinued operations                           -                  3                   -                    12
                                                     ------------------ ------------------- -------------------- -------------------

Net income to common stockholders                           $1,359             $2,004             $ 3,241               $ 5,379
                                                     ================== =================== ==================== ===================
Net income to minority interests                            $5,478             $8,039             $12,717               $21,918
                                                     ================== =================== ==================== ===================
Income per common share from continuing operations:
   Basic                                                     $0.07              $0.10                $0.16               $0.27
                                                     ================== =================== ==================== ===================
   Diluted                                                   $0.07              $0.10                $0.16               $0.27
                                                     ================== =================== ==================== ===================
Income per common share from discontinued operations:
   Basic                                                         -                  -                    -                   -
                                                     ================== =================== ==================== ===================
   Diluted                                                       -                  -                    -                   -
                                                     ================== =================== ==================== ===================
Net income per common share to common stockholders:
   Basic                                                     $0.07              $0.10                $0.16               $0.27
                                                     ================== =================== ==================== ===================
   Diluted                                                   $0.07              $0.10                $0.16               $0.27
                                                     ================== =================== ==================== ===================
Weighted average shares of
  common stock outstanding (basic)                      19,695,988          19,639,928          19,681,797           19,611,515
                                                     ================== =================== ==================== ===================
Weighted average shares of
  common stock outstanding (diluted)                    19,902,304          20,020,596          19,766,535           19,956,752
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

                          MISSION WEST PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                 Six months ended June 30,
                                                                                           ---------------------------------------
                                                                                                  2008                2007
                                                                                           ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                                   $3,241              $5,379
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests income                                                             12,717              21,918
            Minority interest distributions                                                      (12,717)            (21,918)
            Depreciation and amortization of real estate and in-place leases                      11,305              11,664
            Amortization of acquired above market lease                                                -               4,091
            Equity in earnings of unconsolidated joint venture                                      (789)               (687)
            Distributions from unconsolidated joint venture                                          900               1,100
            Interest earned on restricted cash                                                      (633)               (592)
            Lease termination fee related to restricted cash                                       4,830               3,264
            Stock-based compensation expense                                                         242                 316
            Other                                                                                     66                 131
     Changes in operating assets and liabilities:
            Deferred rent receivable                                                              (1,587)              1,701
            Other assets                                                                            (588)             (1,263)
            Interest payable                                                                          29                 (32)
            Security deposits                                                                        223                (389)
            Deferred rental income                                                                 2,081                  17
            Accounts payable and accrued expenses                                                    556                (266)
                                                                                           ------------------- -------------------
     Net cash provided by operating activities                                                    19,876              24,434
                                                                                           ------------------- -------------------
Cash flows from investing activities:
     Improvements to real estate assets                                                           (2,337)             (2,409)
     Purchase of real estate                                                                     (35,764)            (43,191)
     Restricted cash released for purchase of real estate                                          8,082              43,191
     Excess restricted cash                                                                        7,654                 630
                                                                                           ------------------- -------------------
     Net cash used in investing activities                                                       (22,365)             (1,779)
                                                                                           ------------------- -------------------
Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                  (5,519)             (5,222)
    Principal payments on mortgage note payable (related parties)                                   (227)               (211)
    Proceeds from real estate purchase financing (related parties)                                19,423                   -
    Payments on real estate purchase financing (related parties)                                 (17,500)                  -
    Proceeds from note payable (related parties)                                                   3,000                   -
    Payment on note payable (related parties)                                                     (3,000)                  -
    Proceeds from line of credit                                                                   8,244                   -
    Payment of loan fees and costs                                                                   (26)                  -
    Proceeds from exercise of stock options                                                          735                   -
    Minority interest distributions in excess of earnings                                        (18,483)             (5,703)
    Dividends paid to common stockholders                                                         (7,080)             (6,251)
                                                                                           ------------------- -------------------
     Net cash used in financing activities                                                       (20,433)            (17,387)
                                                                                           ------------------- -------------------
     Net (decrease) increase in cash and cash equivalents                                        (22,922)              5,268
Cash and cash equivalents, beginning of period                                                    23,691              33,785
                                                                                           ------------------- -------------------
Cash and cash equivalents, end of period                                                         $   769             $39,053
                                                                                           =================== ===================
Supplemental information:
    Cash paid for interest                                                                       $10,572             $10,372
                                                                                           =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Debt from seller in connection with real estate purchase (related parties)                   $19,068                   -
                                                                                           =================== ===================
    Issuance of common stock upon conversion of O.P. units                                       $    54             $ 2,606
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

     As of June 30, 2008, the Company owns a controlling general partnership interest of 19.96%, 21.79%, 16.27% and 12.49% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents an 18.71% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2008 and 2007.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2008, their consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and their cash flows for the six months ended June 30, 2008 and 2007. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 and related footnote disclosures are unaudited. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

     The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The Company consolidates all variable interest entities ("VIE") in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As of June 30, 2008, the Company consolidated one VIE in the accompanying condensed consolidated balance sheets in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 for further discussion of this transaction.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     The FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At June 30, 2008, the Company had one stock-based compensation plan. The Company adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of operations, cash flows or financial position.

     In the second quarter of 2008, options to purchase 86,250 shares held by a former member of the Board of Directors lapsed without exercise.

     The following table shows the activity and detail for the 2004 Equity Incentive Plan.

                                                                  Weighted Average
                                                2004 Equity         Option Price
                                               Incentive Plan         Per Share
                                               ---------------    ------------------
          Balance, December 31, 2007             1,747,100             $11.13
              Options granted                    1,025,000             $ 9.51
              Options exercised                   (73,750)             $ 9.98
              Options forfeited                   (86,250)             $10.86
                                               --------------
          Balance, June 30, 2008                 2,612,100             $10.54
                                               ==============

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying condensed consolidated statements of operations. Under SFAS 123R, the Company recorded approximately $96 and $157 of expense for the three months ended June 30, 2008 and 2007, respectively, and approximately $242 and $316 for share-based compensation relating to grants of stock options for the six months ended June 30, 2008 and 2007, respectively.

     As of June 30, 2008, the total amount of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan was approximately $744. This cost is expected to be recognized over a weighted-average period of 3.05 years.

     MINORITY INTERESTS
     Minority interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of June 30, 2008, these interests accounted for approximately 81.3% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage.

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

     The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2007 audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K filed on March 14, 2008.

                         MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets and liabilities, 2) "significant other observable inputs" and 3) "significant unobservable inputs". "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity's own assumptions, as there is little, if any, related market activity. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company's consolidated financial statements. The FASB has approved a one-year deferral for the implementation of the statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company believes that the impact of these items will not be material to its consolidated financial statements.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on a prospective basis on January 1, 2008. The implementation of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

     In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS 141R will have on its consolidated financial statements.

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

3.   VARIABLE INTEREST ENTITY

     Under FIN 46R, a variable interest entity must be consolidated by a company if it is subject to a majority of the entity's expected losses or is entitled to receive a majority of the entity's expected residual returns or both. In addition, FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

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

     In August 2007, one of the Company's tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M assumed all of Ciena's remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena's obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the
     445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, is receiving $818 from July 2008 through June 2009, will receive $849 from July 2009 through June 2010, $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of FIN 46R, the Company determined that M&M is a variable interest entity. The Company further determined that it is the primary beneficiary of this variable interest entity, and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007.

     Factors considered by the Company in determining whether M&M should be considered a VIE for financial reporting purposes included the following:

     -    No equity was contributed by the partners in the formation of M&M.
     - At present, the assigned leases are the only properties under management by M&M.
     - M&M does not have an operating history that demonstrates its ability to finance its activities without additional subordinated financial support.
     - All revenues, other than interest income, are generated by M&M from the Company in the form of fees or commissions.

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

4.   RESTRICTED CASH

     Restricted cash totaled approximately $45,535 as of June 30, 2008. Of this amount, approximately $44,035 represents cash held by M&M Real Estate Control & Restructuring, LLC, a consolidated variable interest entity, or VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE. The balance of the restricted cash is a $1,500 certificate of deposit held by Prudential Insurance Company of America as collateral securing the Company's mortgage loan. The certificate of deposit was provided by the Company in the third quarter of 2007 to replace two buildings sold by the Company that previously served as collateral.

5.   STOCK TRANSACTIONS

     During the six months ended June 30, 2008, stock options to purchase 70,000 and 3,750 shares of common stock were exercised at $10.00 and $9.51 per share, respectively. Total proceeds to the Company were approximately $735. During the same period, two limited partners exchanged a total of 5,720 O.P. units for 5,720 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $54 from minority interests to additional paid-in capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

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

     In the third quarter of 2007, the Company sold two R&D properties that qualified as discontinued operations. Condensed results of operations for these properties for the three and six months ended June 30, 2007 are as follows:

                         MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)


                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                             ------------------------------    -----------------------------
                                                                 2008              2007            2008             2007
                                                             -------------    -------------    ------------     ------------
                                                                                 (dollars in thousands)
                                                                                       (unaudited)
         Revenues
            Rental revenue from real estate                        -              $135               -              $271
            Tenant reimbursements                                  -                14               -                27
                                                             -------------    -------------    ------------     ------------
               Total revenues                                      -               149               -               298
                                                             -------------    -------------    ------------     ------------
         Expenses
            Property operating, maintenance and real estate taxes  -                58               -                83
            Depreciation of real estate                            -                56               -               112
                                                             -------------    -------------    ------------     ------------
              Total expenses                                       -               114               -               195
                                                             -------------    -------------    ------------     ------------

         Income from discontinued operations                       -                35               -               103
         Minority interest in earnings attributable to
            discontinued operations                                -               (32)              -               (91)
                                                             -------------    -------------    ------------     ------------
         Income from discontinued operations                       -              $  3               -              $ 12
                                                             =============    =============    ============     ============

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

     The computation for weighted average shares is detailed below:

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                         ---------------------------------     ---------------------------------
                                                               2008              2007               2008               2007
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       19,695,988         19,639,928         19,681,797         19,611,515
         Incremental shares from assumed option exercise      206,316            380,668             84,738            345,237
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     19,902,304         20,020,596         19,766,535         19,956,752
                                                         ===============    ==============     ==============    ===============

     At June 30, 2008, outstanding options to purchase 1,040,000 shares of common stock were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average closing price of the Company's common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at June 30, 2008 and 2007 was 85,528,215 and 85,009,699, respectively.

8.   RELATED PARTY TRANSACTIONS

     As of June 30, 2008, the Berg Group owned 77,902,384 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of June 30, 2008 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company's common stock.

     As of June 30, 2008, debt in the amount of approximately $8,997 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $174 and $182 for the three months ended June 30, 2008 and 2007, respectively, and $349 and $366 for the six months ended June 30, 2008 and 2007, respectively.

     As of June 30, 2008, debt in the amount of approximately $1,923 was due the Berg Group under a short-term note payable established on January 1, 2008 in connection with the acquisition of 5981 Optical Court. The note payable bears interest at LIBOR plus 2% and is due September 30, 2008. Interest expense incurred in connection with the loan was approximately $106 and $355 for the three and six months ended June 30, 2008, respectively.

     During the first six months of 2008 and 2007, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $307 and $361 in rental revenue for the three months ended June 30, 2008 and 2007, respectively, and $614 and $721 in rental revenue for the six months ended June 30, 2008 and 2007, respectively.

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

     The Company currently leases office space owned by Berg & Berg Enterprises for the Company's headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were approximately $30 and $24 for the three months ended June 30, 2008 and 2007, respectively, and $54 and $47 for the six months ended June 30, 2008 and 2007, respectively.

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

     Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation ("RPC") is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. ("MWP") had the right to obtain RPC's entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to Berg & Berg Enterprises, Inc. ("BBE"). Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006 Maryland's highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. The Court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, the Company filed a motion for summary judgment in the California Superior Court which was denied. A trial in the California Superior Court will commence in late 2008.

     Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was approximately $0.4 million in the first six months of 2008 and 2007. As of June 30, 2008,

                         MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)


     accumulated cash flow distributions from Hellyer LP totaling approximately $4.9 million were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

     If the litigation is ultimately decided in favor of the Company, the Independent Directors Committee of the Board of Directors has the right, but not the obligation, to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement between the Company and the Berg Group.

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of June 30, 2008.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of June 30, 2008.

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

     ASSET DISPOSITIONS SUBJECT TO CERTAIN CONDITIONS
     The Company has entered into sales agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has an executed sales contract as of June 30, 2008 that is subject to such material conditions:

        Property                   Number of Buildings   Rentable Square Feet    Acres   Sales Price
        --------                   -------------------   --------------------    -----   -----------
        McCandless Drive
        Milpitas, California                8                   427,000          23.03     $76,500

10.  SUBSEQUENT EVENTS

     On July 3, 2008, the Company paid dividends of $0.20 per share of common stock to all common stockholders of record as of June 30, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $21,054.

     On July 3, 2008, a short-term note payable in the amount of approximately $12,760 was issued to the Berg Group in connection with the quarterly distributions. The note payable bears interest at LIBOR plus 2% and is due September 30, 2008.

                         MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

Factors that could have a material adverse effect on our operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements include, but are not limited to, the following:

     -    economic conditions generally and the real estate market specifically,
     -    the occupancy rates of the properties,
     -    rental rates on new and renewed leases,
     - legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
     -    availability of capital,
     -    interest rates,
     -    competition,
     - supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
     -    tenant defaults and bankruptcies,
     -    lease term expirations and renewals,
     - changes in general accounting principles, policies and guidelines applicable to REITs, and
     - ability to timely refinance maturing debt obligations and the terms of any such refinancing.

These risks and  uncertainties,  together with the other risks  described  under
Part I, Item 1A - "Risk Factors" of our 2007 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission ("SEC"), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2008, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of June 30, 2008, two tenants individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

CURRENT ECONOMIC ENVIRONMENT

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. After fast-paced growth in 1999 and 2000, the Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and have been growing slowly since then. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), the vacancy rate for Silicon Valley R&D property was approximately 16.6% in late 2007 and 16.0% at the end of the second quarter of 2008. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2008 amounted to approximately 24.7 million square feet, of which 15.4%, or 3.8 million square feet, was being offered under subleases. According to the BT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2007 amounted to approximately 3.5 million square feet, and in the first six months of 2008 there was total positive net absorption of approximately 0.16 million square feet. Also according to the BT Report, the average asking market rent per square foot at the end of the second quarter of 2008 was $1.29 compared with $1.26 in late 2007. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, however, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole.

Our occupancy rate at June 30, 2008 was 64.9% compared with 67.8% at June 30, 2007. We believe that our occupancy rate could decline further going forward if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 191,000 rentable square feet are expiring prior to the end of 2008. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2008 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

CONSOLIDATED JOINT VENTURES. We, through an operating partnership, own three properties that are in joint ventures of which we have controlling interests. We manage and operate all three properties. We recognize these properties and 100% of their operating results in our condensed consolidated financial statements, with appropriate allocation to minority interests, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our minority interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

As of June 30, 2008, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet compared with 110 properties totaling approximately 7.8 million rentable square feet owned by us as of June 30, 2007. This represents a net increase of approximately 2.6% in total rentable square footage, as we acquired three R&D/office properties consisting of approximately 284,000 rentable square feet and sold two R&D/office properties consisting of approximately 87,000 rentable square feet since the second quarter of 2007. Included in the 8.0 million rentable square feet are approximately 854,000 rentable square feet (or 16 buildings) that we are seeking to have rezoned for residential development.

Rental revenue from real estate for the three and six months ended June 30, 2008 compared with the same three- and six-month periods in 2007 was as follows:

                                   Three Months Ended June 30,
                                 --------------------------------
                                                                                           % Change by
                                     2008              2007              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)

       Same Property (1)            $18,452           $21,126            ($2,674)             (12.7%)
       2007 Acquisitions                  6                22                (16)             (73.0%)
       2008 Acquisitions                901                 -                901              100.0%
                                 -------------     --------------     ---------------
          Total                     $19,359           $21,148            ($1,789)              (8.5%)
                                 =============     ==============     ===============


                                    Six Months Ended June 30,
                                 --------------------------------
                                                                                           % Change by
                                     2008              2007              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)

       Same Property (1)            $36,751           $42,329            ($5,578)             (13.2%)
       2007 Acquisitions                 20                21                 (1)              (4.8%)
       2008 Acquisitions              1,585                 -              1,585              100.0%
                                 -------------     --------------     ---------------
          Total                     $38,356           $42,350            ($3,994)              (9.4%)
                                 =============     ==============     ===============

(1) "Same Property" is defined as properties owned by us prior to 2007 that we still owned as of June 30, 2008.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended June 30, 2008, rental revenue from real estate decreased by approximately ($1.8) million, or (8.5%), from $21.1 million for the three months ended June 30, 2007 to $19.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2008, rental revenue from real estate decreased by approximately ($4.0) million, or (9.4%), from $42.4 million for the six months ended June 30, 2007 to $38.4 million for the six months ended June 30, 2008. The decline in rental revenue resulted primarily from renewing existing leases at lower rental rates and the loss of several tenants due to lease terminations, relocation or cessation of their operations in 2007, all of which resulted from current adverse market conditions. Total rental revenue was reduced by amortization expense of approximately ($4.1) million for the six months ended June 30, 2007 for an above-market lease intangible asset acquired pursuant to a lease termination. That resulted in the write-off of all remaining above-market lease intangible asset. Our occupancy rate at June 30, 2008 was approximately 64.9%, compared with approximately 67.8% at June 30, 2007.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of June 30, 2008, we held investments in three R&D buildings totaling approximately 466,600 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended June 30, 2008, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.41 million compared with equity in earnings of $0.35 million for the same period in 2007. For the six-month periods ended June 30, 2008 and 2007, equity in earnings from the unconsolidated joint venture was approximately $0.79 million and $0.69 million, respectively. The occupancy rate for the properties owned by this joint venture at June 30, 2008 and 2007 was 100%.

LEASE TERMINATION INCOME
Lease termination fee income for the three months ended June 30, 2007 was approximately $0.2 million. Lease termination fee income for the six months ended June 30, 2008 and 2007 were approximately $1.9 million and $10.3 million, respectively. These lease termination fees were paid by tenants who terminated their lease obligations before the end of the contractual term of the lease by agreement with us. We do not consider those transactions to be recurring items.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income of approximately $0.5 million for the three months ended June 30, 2008 included approximately $0.2 million from interest and $0.3 million from management fees and miscellaneous income. Other income of approximately $1.0 million for the three months ended June 30, 2007 included approximately $0.5 million from interest, $0.3 million from management fees and $0.2 million from security deposit forfeitures and miscellaneous income. For the six months ended June 30, 2008, other income of approximately $1.3 million included approximately $0.8 million from interest and $0.5 million from management fees and miscellaneous income. For the six months ended June 30, 2007, other income of approximately $4.0 million included approximately $1.6 million from a forfeited deposit under a contract for the sale of property, $1.3 million from interest, $0.6 million from management fees, $0.3 million from a bankruptcy settlement claim and $0.2 million from security deposit forfeitures and miscellaneous income.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the second quarter of 2008 increased by approximately $1.0 million, or 20.9%, from $4.5 million to $5.5 million for the three months ended June 30, 2007 and 2008, respectively. The increase in 2008 was primarily attributable to increases in utility usage and repair and maintenance expenses. Tenant reimbursements increased by approximately $0.5 million, or 14.5%, from $3.2 million for the three months ended June 30, 2007 to $3.7 million for the three months ended June 30, 2008 due to reimbursements of recurring operating expenses. Certain expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. For the six months ended June 30, 2008, property operating expenses and real estate taxes increased by approximately $1.3 million, or 14.5%, from $9.1 million for the six months ended June 30, 2007 to $10.4 million for the six months ended June 30, 2008. General and administrative expenses remained the same at approximately $0.7 million for the three months ended June 30, 2008 and 2007, and $1.3 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.

Real estate depreciation and amortization expense increased by approximately $0.3 million, or 5.3%, from $5.4 million to $5.7 million for the three months ended June 30, 2007 and 2008, respectively. The increase resulted from the acquisition of two R&D properties and additional tenant improvements since June 30, 2007. Real estate depreciation and amortization expense decreased by approximately ($0.3) million, or (2.1%), from $11.6 million to $11.3 million for the six months ended June 30, 2007 and 2008, respectively. Such expense in the first six months of 2007 included additional amortization expense relating to in-place lease value intangible asset pursuant to SFAS 141 in connection with two lease terminations that did not recur in 2008.

Interest expense was approximately $5.0 million for the three months ended June 30, 2008 and 2007. Interest expense (related parties) increased by approximately $0.1 million, or 53.8%, from $0.2 million for the three months ended June 30, 2007 to $0.3 million for the three months ended June 30, 2008 due to higher related party debt incurred in the quarter just ended. Total debt outstanding, including amounts due related parties, decreased by approximately ($1.1) million, or (0.3%), from $352.3 million as of June 30, 2007 to $351.2 million as of June 30, 2008.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three and six months ended June 30, 2007.

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                              ----------------------------     -----------------------------
                                                                 2008             2007             2008             2007
                                                              -----------     ------------     ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Income attributable to discontinued operations             -             $35                -             $103
         Minority interests in earnings attributable to
             discontinued operations                                -             (32)               -              (91)
                                                              -----------     ------------     ------------     ------------
         Income from discontinued operations                        -             $ 3                -             $ 12
                                                              ===========     ============     ============     ============

In the third quarter of 2007, we sold two R&D properties, and in accordance with our adoption of SFAS 144, classified them as discontinued operations. The income to common stockholders attributable to discontinued operations from these properties for the three and six months ended June 30, 2007 was approximately $3,000 and $12,000, respectively.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
Net income to common stockholders decreased by approximately ($0.6) million, or (32.1%), from $2.0 million for the three months ended June 30, 2007 to $1.4 million for the same period in 2008. The minority interest portion of income decreased by approximately ($2.5) million, or (31.9%), from $8.0 million for the three months ended June 30, 2007 to $5.5 million for the three months ended June 30, 2008. The decrease in the quarter's net income for both common stockholders and minority interests was primarily due to lower rental revenue and higher operating expenses in the second quarter of 2008. For the six months ended June 30, 2008 and 2007, the minority interest portion of income was approximately $12.7 million and $21.8 million, respectively, and net income to common stockholders was approximately $3.2 million and $5.4 million, respectively. The combination of lower rental revenue, lower termination fee income and higher operating expenses led to the decrease in net income for both common stockholders and minority interests in the first half of 2008.

Minority interest in net income has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective minority interest ownership percentage. Minority interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 81% as of June 30, 2008 and 2007.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the six months ended June 30, 2008 resulted from the acquisition of two R&D properties. At June 30, 2008, total investments in real estate increased on a net basis by approximately $38.1 million from December 31, 2007 primarily due to two R&D property acquisitions consisting of approximately 186,000 rentable square feet located in the Silicon Valley and the construction of additional tenant improvements.

Total stockholders' equity, net, decreased by approximately ($3.6) million from December 31, 2007. We obtained additional capital from the issuance of 73,750 and 5,720 shares of our common stock for stock option exercises and the exchange of O.P. units, respectively, which increased additional paid-in capital by approximately $0.9 million. Share-based compensation relating to grants of stock options increased additional paid-in capital by approximately $0.1 million. Stockholders' equity was reduced during the most recent quarter by distributions in excess of accumulated earnings of approximately ($4.6) million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a slight increase in operating cash flows from our operating property portfolio in 2008 compared with 2007 primarily from new leases, periodic payments from M&M Real Estate Control & Restructuring relating to the Ciena lease termination in 2007 (see Note 3 above) and an additional early lease termination. If we are unable to lease a significant portion of the approximately 191,000 rentable square feet scheduled to expire during the remainder of 2008 or an equivalent amount of our currently available space of approximately 2.8 million rentable square feet, however, our operating cash flows after 2008 may be affected adversely. With the expectation of lower rental revenues for the remainder of 2008, we expect our properties' net operating income to show a year-over-year decline compared with 2007 driven by excess capacity of commercial office and R&D space in the Silicon Valley. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. Cash flows from lease terminations are non-recurring and to maintain or increase cash flows in the future we must re-lease our vacant properties.

We expect our principal source of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations, as well as borrowings under our line of credit with Heritage Bank of Commerce ("HBC"). We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2008. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness, and potentially, the issuance of additional equity securities by us. We expect our total interest expense to increase through new financing activities.

In the first half of 2008, cash and cash equivalents decreased by approximately ($22.9) million from $23.7 million as of December 31, 2007 to $0.8 million as of June 30, 2008.

As of June 30, 2008, restricted cash totaled approximately $45.5 million. Of this amount, approximately $44.0 million represents cash held by our consolidated VIE from the Ciena lease termination in the third quarter of 2007. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements, however. We include this in our restricted cash under the principles of FIN 46R. The remaining $1.5 million represents a certificate of deposit which represents a portion of our collateral securing the Prudential Insurance mortgage loan, which we placed in escrow in October 2007 as a substitution for two properties that we sold. We expect these funds to be returned to us in October 2008. The restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On July 3, 2008, we paid dividends of $0.20 per share of common stock to all common stockholders of record as of June 30, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units. Aggregate dividends and distributions amounted to approximately $21.1 million. For the remainder of 2008, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. unit holders of $0.20 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
We currently have a $17.5 million unsecured revolving line of credit with HBC established in April 2008. The revolving line of credit carries a variable interest rate based on the one-month LIBOR plus 1.75% per annum and matures June 15, 2009. We are in the process of increasing that line of credit to $30 million.

At June 30, 2008, we had total indebtedness of approximately $351.1 million, including $332.0 million of fixed rate mortgage debt, $8.2 million under the HBC line of credit, $9.0 million debt under the Berg Group mortgage note (related parties) and $1.9 million debt under the Berg Group note payable (related parties), as detailed in the table below. The Prudential Insurance, Northwestern Mutual, Allianz and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of June 30, 2008, we were in compliance with these loan covenants.

Our mortgage loan from Prudential Insurance Company of America, which had a principal balance of approximately $111.3 million as of June 30, 2008, matures on October 15, 2008. We are currently evaluating and examining the refinancing options available to us and are seeking favorable proposals for replacement. We expect to be able to refinance this debt prior to maturity. We currently have not secured a commitment for replacement financing, however, and replacement financing is not assured. Failure to refinance this debt prior to maturity, with either short-term or long-term borrowings, would have a material adverse effect on our financial conditions and would prevent the payment or distributions to stockholders and O.P unit holders until we have refinanced it.

CONTRACTUAL OBLIGATIONS
The following table identifies the contractual obligations as of June 30, 2008 that will impact our liquidity and cash flow in future periods:

                                   --------------------------------------------------------------------------------------------
                                       2008         2009         2010          2011          2012      Thereafter      Total
                                   --------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
    Debt Obligations (1)            $117,764     $17,806       $10,105      $10,681        $11,032     $183,777     $351,165
    Operating Lease Obligations (2)       60          30             -            -              -            -           90
                                   ------------ ------------ ------------- ------------ ------------- ------------ ------------
    Total                           $117,824     $17,836       $10,105      $10,681        $11,032     $183,777     $351,255
                                   ============ ============ ============= ============ ============= ============ ============

(1)  Our debt obligations are set forth in detail in the schedule below.
(2) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of June 30, 2008:


                                                                                                           Interest      Maturity
          Debt Description                           Collateral Properties                Balance            Date          Rate
------------------------------------------  ---------------------------------------  ------------------  ------------- ------------
                                                                                   (dollars in thousands)
Line of Credit:
Heritage Bank of Commerce                   Not Applicable                                 $8,244             6/09           (3)
                                                                                     ------------------

Note Payable (related parties):             Not Applicable                                  1,923             9/08           (4)
                                                                                     ------------------

Mortgage Note Payable (related parties):    5300 & 5350 Hellyer Avenue, San Jose, CA        8,997             6/10         7.65%
                                                                                     ------------------
Mortgage Notes Payable (1):
Prudential Insurance Company of America (2) 10300 Bubb Road, Cupertino, CA                111,256            10/08         6.56%
                                            10500 N. De Anza Boulevard, Cupertino, CA
                                            4050 Starboard Drive, Fremont, CA
                                            45738 Northport Loop, Fremont, CA
                                            450 National Avenue, Mountain View, CA
                                            6311 San Ignacio Avenue, San Jose, CA
                                            6321 San Ignacio Avenue, San Jose, CA
                                            6325 San Ignacio Avenue, San Jose, CA
                                            6331 San Ignacio Avenue, San Jose, CA
                                            6341 San Ignacio Avenue, San Jose, CA
                                            6351 San Ignacio Avenue, San Jose, CA
                                            3236 Scott Boulevard, Santa Clara, CA
                                            3560 Bassett Street, Santa Clara, CA
                                            3570 Bassett Street, Santa Clara, CA
                                            3580 Bassett Street, Santa Clara, CA
                                            1135 Kern Avenue, Sunnyvale, CA
                                            1212 Bordeaux Lane, Sunnyvale, CA
                                            1230 E. Arques, Sunnyvale, CA
                                            1250 E. Arques, Sunnyvale, CA
                                            1600 Memorex Drive, Santa Clara, CA
                                            1688 Richard Avenue, Santa Clara, CA
                                            1700 Richard Avenue, Santa Clara, CA
                                            3540 Bassett Street, Santa Clara, CA
                                            3542 Bassett Street, Santa Clara, CA
                                            3544 Bassett Street, Santa Clara, CA
                                            3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Co. (5)  1750 Automation Parkway, San Jose, CA          83,160             1/13         5.64%
                                            1756 Automation Parkway, San Jose, CA
                                            1762 Automation Parkway, San Jose, CA
                                            6320 San Ignacio Avenue, San Jose, CA
                                            6540-6541 Via Del Oro, San Jose, CA
                                            6385-6387 San Ignacio Avenue, San Jose, CA
                                            2251 Lawson Lane, Santa Clara, CA
                                            1325 McCandless Drive, Milpitas, CA
                                            1650-1690 McCandless Drive, Milpitas, CA
                                            20605-20705 Valley Green Dr., Cupertino, CA

Allianz Life Ins. Co. (Allianz Loan I)(6)   5900 Optical Court, San Jose, CA               23,423             8/25         5.56%


Allianz Life Ins. Co. (Allianz Loan II)(6)  5325-5345 Hellyer Avenue, San Jose, CA        114,162             8/25         5.22%
                                            1768 Automation Parkway, San Jose, CA
                                            2880 Scott Boulevard, Santa Clara, CA
                                            2890 Scott Boulevard, Santa Clara, CA
                                            2800 Scott Boulevard, Santa Clara, CA
                                            20400 Mariani Avenue, Cupertino, CA
                                            10450-10460 Bubb Road, Cupertino, CA
                                                                                     ------------------
                                                                                          332,001
                                                                                     ------------------
TOTAL                                                                                    $351,165
                                                                                     ==================

(1) Mortgage notes payable generally require monthly installments of principal and interest ranging from approximately $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.85% at June 30, 2008.
(2) The Prudential Insurance loan is payable in monthly installments of approximately $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12,000,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period.
(3) Loan carries a variable interest rate equal to LIBOR plus 1.75%. The interest rate at June 30, 2008 was 4.26%. The Heritage Bank of Commerce ("HBC") line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of June 30, 2008, we were in compliance with these loan covenants.
(4) Loan carries a variable interest rate equal to LIBOR plus 2.0%. The interest rate at June 30, 2008 was 4.47%.
(5) The Northwestern loan is payable in monthly installments of approximately $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(6) The Allianz loans are payable in monthly aggregate installments of approximately $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of June 30, 2008, we were in compliance with these loan covenants.

At June 30, 2008, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $10.96 per share on June 30, 2008) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 23.3%. On June 30, 2008, the last trading day in the quarter, total market capitalization was approximately $1.50 billion.

At June 30, 2008, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.0 million. The due date of these notes has been extended to September 30, 2009. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 WITH THE SIX MONTHS ENDED JUNE 30, 2007

Net cash provided by operating activities for the six months ended June 30, 2008 was approximately $19.9 million compared with $24.4 million for the same period in 2007. Cash flow decreases came primarily from lower rental and lease termination fee income, a forfeited deposit under a contract for the sale of property in 2007 that did not recur in 2008, and insurance premiums that were paid in full for the entire year 2008 instead of through installment payments as in 2007.

Net cash used in investing activities was approximately $22.4 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities during the six months ended June 30, 2008 related principally to the acquisition of one R&D property at 5981 Optical Court in San Jose, California and one R&D property at 2904 Orchard Parkway in San Jose, California for a total of approximately $35.8 million. The acquisition at 2904 Orchard Parkway was completed as a tax-deferred exchange transaction involving our former R&D property at 1170 Morse Avenue in Sunnyvale, California. The remaining excess restricted cash of approximately $7.7 million was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $2.3 million for the six months ended June 30, 2008.

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

Net cash used in financing activities was approximately $20.4 million for the six months ended June 30, 2008 compared with approximately $17.4 million for the six months ended June 30, 2007. During the first six months of 2008, we financed approximately $22.4 million in short-term debt, received approximately $8.2 million from our line of credit, received approximately $0.7 million from stock option exercises, paid approximately $26.2 million towards outstanding debt, paid approximately $7.0 million of dividends to common stockholders and paid approximately $18.5 million to minority interests for distributions in excess of earnings. During the same period in 2007, we paid approximately $5.4 million towards outstanding debt, paid approximately $6.3 million of dividends to common stockholders and paid approximately $5.7 million to minority interests for distributions in excess of earnings.

Under the condensed consolidated statement of cash flows in the quarterly report on Form 10Q for the quarterly period ended June 30, 2007, filed on August 8, 2007, an inadvertent error was discovered under "supplemental information." The cash paid for interest for the six months ended June 30, 2007 should have been reported at approximately $10.4 million. The reported amount of approximately $4.2 million represented the cash paid for interest for the three months ended June 30, 2007.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before minority interest of O.P. unit holders, computed in accordance with GAAP, plus non-recurring events other than "extraordinary items" under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared with other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should neither be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

FFO for the three and six months ended June 30, 2008 and 2007, as reconciled to net income to common stockholders, are summarized in the following table:

                                                    Three Months Ended June 30,                    Six Months Ended June 30,
                                             -----------------------------------------     -----------------------------------------
                                                    2008                   2007                   2008                   2007
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders                $ 1,359                $ 2,004                $ 3,241                $ 5,379
Add:
  Minority interests (1)                           5,415                  7,922                 12,543                 21,677
  Depreciation and amortization of real estate (2) 6,275                  6,028                 12,488                 12,803
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $13,049                $15,954                $28,272                $39,859
                                             ==================     ==================     ==================     ==================

(1) Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage. Minority interests for third parties totaling approximately $63 and $117 for the three months ended June 30, 2008 and 2007, respectively, and $174 and $241 for the six months ended June 30, 2008 and 2007, respectively, were deducted from total minority interests in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $189 for the three months ended June 30, 2008 and 2007, and $379 for the six months ended June 30, 2008 and 2007. Also includes our amortization of leasing commissions of approximately $404 and $384 for the three months ended June 30, 2008 and 2007, respectively, and $805 and $760 for the six months ended June 30, 2008 and 2007, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the our condensed consolidated statements of operations.

The decrease in FFO year-over-year was primarily due to lower rental and lease termination fee income in 2008.

DISTRIBUTION POLICY

Our board of directors determines the amount and timing of distributions to our stockholders. The board of directors will consider many factors prior to making any distributions, including the following:

-    the amount of cash available for distribution;
-    our ability to refinance maturing debt obligations;
-    our financial condition;
-    whether to reinvest funds rather than to distribute such funds;
-    our committed and projected capital expenditures;
- the amount of cash required for new property acquisitions, including acquisitions under existing agreements with the Berg Group;
-    the amount of our annual debt service requirements;
- prospects of tenant renewals and re-leases of properties subject to expiring leases;
-cash required for re-leasing activities; o the annual distribution requirements under the REIT provisions of the federal income tax laws; and
-    such other factors as the board of directors deems relevant.

We cannot assure you that we will be able to meet or maintain our cash distribution objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2008. The current terms of this debt are described in
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2008 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2008 will be paid upon maturity.


                                     Six Months             Year Ending December 31,
                                     Remaining  ----------------------------------------------
                                       2008       2009        2010         2011        2012     Thereafter    Total     Fair Value
                                   ------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
 Fixed Rate Debt:
   Secured notes payable             $115,842    $9,561      $10,105     $10,681     $11,032     $183,777   $340,998     $444,096
   Weighted average interest rate       5.85%     5.85%        5.85%       5.85%       5.85%        5.85%

 Variable Rate Debt:
   Unsecured debt                    $  1,923    $8,244            -           -           -           -    $ 10,167     $ 10,167
   Weighted average interest rate       4.47%     4.26%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at June 30, 2008. The only variable debt that we had as of June 30, 2008 was approximately $10.2 million owed to the Heritage Bank of Commerce and Berg Group. This represented approximately 2.9% of the total $351.2 million of outstanding debt as of June 30, 2008. All of our debt is denominated in United States dollars.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of June 30, 2008, a 1% increase or decrease in interest rates on our approximately $10.2 million of floating rate debt would decrease or increase, respectively, six months earnings and cash flows by approximately $51,000, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of June 30, 2008.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report, you should carefully review the factors discussed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The 2008 Annual Meeting of Stockholders of the Company was held on May 22, 2008 in which proxies representing 18,874,162 shares of common stocks, or 96.0% of the total outstanding shares, were present and voted.

     b) At the 2008 Annual Meeting of Stockholders, Carl E. Berg, William A. Hasler, Lawrence B. Helzel, Raymond V. Marino and Martin S. Roher were elected as directors for the ensuing year, all of whom were serving on the board of directors at the time of the meeting, except for Martin
          S. Roher who was newly elected in 2008.

     c)   The following proposals were voted upon at the meeting:

          Proposal No. 1: Election of Directors


                                        Total Vote for Each    Total Vote Withheld
          Directors                          Director           from Each Director     Total Abstentions
          ---------------------------- ---------------------- ---------------------- ----------------------
          Carl E. Berg                      17,891,578               982,584                    -
          William A. Hasler                 18,283,601               590,561                    -
          Lawrence B. Helzel                18,312,370               561,792                    -
          Raymond V. Marino                 18,696,539               177,623                    -
          Martin S. Roher                   18,748,625               125,537                    -

Proposal No. 2: Ratification of the selection of the accounting firm of Burr, Pilger & Mayer, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2008. There were 18,844,451 votes in favor of the proposal, 12,369 votes against the proposal and 17,341 abstentions.

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


                                     Mission West Properties, Inc.
                                     (Registrant)


Date: August 7, 2008                 By:    /s/ Carl E. Berg
                                        ----------------------------------------
                                        Carl E. Berg
                                        Chief Executive Officer


Date: August 7, 2008                 By:    /s/ Wayne N. Pham
                                        ----------------------------------------
                                        Wayne N. Pham
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer and Duly
                                        Authorized Officer)