Form 10-Q
period 2008-09-30
MISSION WEST PROPERTIES INC
filed 2008-11-06
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

              19,748,211 shares outstanding as of October 31, 2008

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008


                                      INDEX

                                                                                                                    PAGE
PART I        FINANCIAL INFORMATION

   Item 1.    Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited)
              and December 31, 2007...................................................................................2

              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)...........................................3

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2008 and 2007 (unaudited)...............................................4

              Notes to Condensed Consolidated Financial Statements (unaudited)........................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................13

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................................25

   Item 4.    Controls and Procedures................................................................................26


Part II       Other Information

   Item 1.    Legal Proceedings......................................................................................27

   Item 1A.   Risk Factors...........................................................................................27

   Item 6.    Exhibits...............................................................................................27

   SIGNATURES........................................................................................................28

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

PART I - Financial Information
ITEM 1.  Condensed Consolidated Financial Statements


                          MISSION WEST PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                    ---------

                                                                                  September 30, 2008       December 31, 2007
                                                                                 ---------------------   ----------------------
                                                                                     (unaudited)
                                     ASSETS
Investments in real estate:
    Land                                                                              $  320,911              $  312,152
    Buildings and improvements                                                           796,638                 764,665
    Real estate related intangible assets                                                  3,240                   2,119
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,120,789               1,078,936
    Accumulated depreciation and amortization                                           (173,883)               (156,819)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     946,906                 922,117
    Investment in unconsolidated joint venture                                             2,301                   2,735
                                                                                 ---------------------   ----------------------
       Net investments in real estate                                                    949,207                 924,852
Cash and cash equivalents                                                                      -                  23,691
Restricted cash                                                                           43,275                  65,509
Deferred rent                                                                             17,277                  14,833
Other assets, net                                                                         29,245                  25,000
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,039,004              $1,053,885
                                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                            $  329,188              $  337,520
    Mortgage note payable (related parties)                                                8,880                   9,224
    Note payable (related parties)                                                         7,821                       -
    Revolving line of credit                                                              11,911                       -
    Interest payable                                                                       1,336                   1,331
    Security deposits                                                                      5,627                   4,754
    Deferred rental income                                                                 6,026                   3,302
    Dividends and distributions payable                                                   21,055                  16,832
    Accounts payable and accrued expenses                                                 20,607                  15,618
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 412,451                 388,581
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 9)

Minority interests in operating partnerships                                             493,632                 526,626
                                                                                 ---------------------   ----------------------

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                             -                       -
    Common stock, $.001 par value, 200,000,000 shares authorized,
       19,748,211 and 19,664,087 shares issued and outstanding
       at September 30, 2008 and December 31, 2007                                            20                      20
    Additional paid-in capital                                                           154,223                 153,024
    Distributions in excess of accumulated earnings                                      (21,322)                (14,366)
                                                                                 ---------------------   ----------------------
     Total stockholders' equity                                                          132,921                 138,678
                                                                                 ---------------------   ----------------------
     Total liabilities and stockholders' equity                                       $1,039,004              $1,053,885
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

                          MISSION WEST PROPERTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                         Three months ended September 30,        Nine months ended September 30,
                                                     --------------------------------------- ---------------------------------------
                                                            2008                2007                 2008                2007
                                                     ------------------ -------------------- ------------------- -------------------
Operating revenues:
   Rental revenue from real estate                         $20,256            $19,000              $58,612              $61,350
   Above market lease intangible asset amortization              -                  -                    -               (4,091)
   Tenant reimbursements                                     4,607              3,454               11,900                9,908
   Lease termination and settlement income                       -             47,238                1,921               57,515
   Other income                                                292              1,144                  769                3,808
                                                     ------------------ -------------------- ------------------- -------------------
        Total operating revenues                            25,155             70,836               73,202              128,490
                                                     ------------------ -------------------- ------------------- -------------------
Operating expenses:
   Property operating, maintenance and real estate taxes     5,839              6,228               16,238               15,307
   General and administrative                                  605                982                1,951                2,369
   Depreciation and amortization of real estate              5,759              5,533               17,064               17,084
                                                     ------------------ -------------------- ------------------- -------------------
        Total operating expenses                            12,203             12,743               35,253               34,760
                                                     ------------------ -------------------- ------------------- -------------------

        Operating income                                    12,952             58,093               37,949               93,730

Other income (expenses):
   Equity in earnings of unconsolidated joint venture          126                371                  915                1,058
   Interest income                                             193                751                  965                2,101
   Interest expense                                         (5,023)            (5,061)             (14,907)             (15,175)
   Interest expense - related parties                         (309)              (180)              (1,025)                (546)
                                                     ------------------ -------------------- ------------------- -------------------
     Income from continuing operations before minority
        interests                                            7,939             53,974               23,897               81,168

   Minority interests from continuing operations            (6,304)           (43,153)             (19,021)             (64,980)
                                                     ------------------ -------------------- ------------------- -------------------
        Income from continuing operations                    1,635             10,821                4,876               16,188

Discontinued operations, net of minority interests:
Gain from disposal of discontinued operations                    -              1,127                    -                1,127
Income attributable to discontinued operations                   -                 (7)                   -                    5
                                                     ------------------ -------------------- ------------------- -------------------
   Income from discontinued operations                           -              1,120                    -                1,132
                                                     ------------------ -------------------- ------------------- -------------------

Net income to common stockholders                           $1,635            $11,941              $ 4,876              $17,320
                                                     ================== ==================== =================== ===================
Net income to minority interests                            $6,304            $48,550              $19,021              $70,469
                                                     ================== ==================== =================== ===================
Income per common share from continuing operations:
   Basic                                                    $0.08               $0.55               $0.25               $0.82
                                                     ================== ==================== =================== ===================
   Diluted                                                  $0.08               $0.54               $0.25               $0.81
                                                     ================== ==================== =================== ===================
Income per common share from discontinued operations:
   Basic                                                        -               $0.06                 -                 $0.06
                                                     ================== ==================== =================== ===================
   Diluted                                                      -               $0.06                 -                 $0.06
                                                     ================== ==================== =================== ===================
Net income per common share to common stockholders:
   Basic                                                    $0.08               $0.61               $0.25               $0.88
                                                     ================== ==================== =================== ===================
   Diluted                                                  $0.08               $0.60               $0.25               $0.87
                                                     ================== ==================== =================== ===================
Weighted average shares of common stock outstanding       19,745,141          19,640,087          19,703,066           19,621,144
(basic)
                                                     ================== ==================== =================== ===================
Weighted average shares of common stock outstanding       19,783,507          19,818,806          19,769,148           19,914,374
(diluted)
                                                     ================== ==================== =================== ===================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                Nine months ended September 30,
                                                                                             ---------------------------------------
                                                                                                    2008                2007
                                                                                             ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                                     $ 4,876             $17,320
     Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interests income                                                                19,021              70,469
            Minority interest distributions                                                         (19,021)            (41,424)
            Depreciation and amortization of real estate and in-place leases                         17,064              17,232
            Amortization of acquired above market lease                                                   -               4,091
            Gain from disposal of properties classified as discontinued operations                        -              (6,529)
            Equity in earnings of unconsolidated joint venture                                         (915)             (1,058)
            Distributions from unconsolidated joint venture                                           1,350               1,691
            Interest earned on restricted cash                                                         (829)               (722)
            Lease termination fee related to restricted cash                                          7,285             (38,004)
            Stock-based compensation expense                                                            364                 472
            Other                                                                                       144                 147
     Changes in operating assets and liabilities:
            Deferred rent                                                                            (2,444)              3,966
            Other assets                                                                             (4,245)               (911)
            Interest payable                                                                            137                 (41)
            Security deposits                                                                           873              (2,246)
            Deferred rental income                                                                    2,724              (2,853)
            Accounts payable and accrued expenses                                                     4,989               8,294
                                                                                             ------------------- -------------------
     Net cash provided by operating activities                                                       31,373              29,894
                                                                                             ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                              (6,164)             (4,621)
     Proceeds from sale of real estate                                                                    -              15,431
     Restricted cash held in escrow                                                                       -             (15,431)
     Purchase of real estate                                                                        (35,764)            (47,491)
     Restricted cash released for purchase of real estate                                             8,082              43,191
     Excess restricted cash                                                                           7,654                 630
                                                                                             ------------------- -------------------
     Net cash used in investing activities                                                          (26,192)             (8,291)
                                                                                             ------------------- -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                     (8,332)             (7,876)
    Principal payments on mortgage note payable (related parties)                                      (344)               (319)
    Proceeds from real estate purchase financing (related parties)                                   19,429                   -
    Payments on real estate purchase financing (related parties)                                    (19,429)                  -
    Proceeds from note payable (related parties)                                                      3,000                   -
    Payment on note payable (related parties)                                                        (3,000)                  -
    Proceeds from line of credit                                                                     11,911                   -
    Payment of loan fees and costs                                                                      (26)                  -
    Proceeds from exercise of stock options                                                             768                   -
    Minority interest distributions in excess of earnings                                           (21,820)                  -
    Dividends paid to common stockholders                                                           (11,029)             (9,393)
                                                                                             ------------------- -------------------
     Net cash used in financing activities                                                          (28,872)            (17,588)
                                                                                             ------------------- -------------------
     Net (decrease) increase in cash and cash equivalents                                           (23,691)              4,015
Cash and cash equivalents, beginning of period                                                       23,691              33,785
                                                                                             ------------------- -------------------
Cash and cash equivalents, end of period                                                            $     -             $37,800
                                                                                             =================== ===================
Supplemental information:
    Cash paid for interest                                                                          $15,720             $15,494
                                                                                             =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Debt from seller in connection with real estate purchase (related parties)                      $19,068                   -
                                                                                             =================== ===================
    Issuance of common stock upon conversion of O.P. units                                          $    66             $ 2,606
                                                                                             =================== ===================
    Issuance of operating partnership units in connection with property acquisition                       -             $ 6,603
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

     As of September 30, 2008, the Company owns a controlling general partnership interest of 19.98%, 21.81%, 16.28% and 12.50% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents an 18.72% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2008 and 2007.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2008, their consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and their cash flows for the nine months ended September 30, 2008 and 2007. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

     The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The Company consolidates all variable interest entities ("VIE") in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As of September 30, 2008, the Company consolidated one VIE in the accompanying condensed consolidated balance sheets in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 for further discussion of this transaction.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     The FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At September 30, 2008, the Company had one stock-based compensation plan. The Company adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of operations, cash flows or financial position.

     In the third quarter of 2008, stock options to purchase 52,500 shares of common stock were granted to one employee and one non-employee director, which options vest monthly for 48 months from date of grant, subject to continued employment or other services to the Company. Each option grant has a term of six years from the date of grant, subject to earlier termination in certain events related to termination of employment or services to the Company. The options were granted at an exercise price of $11.36 per share. The estimated fair value of the options granted in the third quarter of 2008 was $0.99 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.04%, volatility of 22.07%, risk free rates of 3.20% and an expected life of six years. All options were granted at the fair market value at the date of grant.

     In the third quarter of 2008, options to purchase 33,696 shares held by a former employee of the Company lapsed without exercise.

     The following table shows the activity and detail for the 2004 Equity Incentive Plan.

                                                                   Weighted Average
                                                2004 Equity          Option Price
                                               Incentive Plan         Per Share
                                               ---------------    ------------------
          Balance, December 31, 2007             1,747,100             $11.13
              Options granted                    1,077,500             $ 9.60
              Options exercised                    (77,154)            $ 9.96
              Options forfeited                   (119,946)            $10.81
                                               ---------------
          Balance, September 30, 2008            2,627,500             $10.55
                                               ===============

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying condensed consolidated statements of operations. Under SFAS 123R, the Company recorded approximately $122 and $157 of expense for the three months ended September 30, 2008 and 2007, respectively, and approximately $364 and $472 for share-based compensation relating to grants of stock options for the nine months ended September 30, 2008 and 2007, respectively.

     As of September 30, 2008, the total amount of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan was approximately $594. This cost is expected to be recognized over a weighted-average period of 2.81 years.

     MINORITY INTERESTS
     Minority interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of September 30, 2008, these interests accounted for approximately 81.3% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage.

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

4.   RESTRICTED CASH

     Restricted cash totaled approximately $43,275 as of September 30, 2008. Of this amount, approximately $41,775 represents cash held by M&M Real Estate Control & Restructuring, LLC, a consolidated variable interest entity, or VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE. The balance of the restricted cash is a $1,500 certificate of deposit held by Prudential Mortgage Capital Company ("Prudential") as collateral securing the Company's mortgage loan. The certificate of deposit was provided by the Company in the third quarter of 2007 to replace two buildings sold by the Company that previously served as collateral. Prudential returned the funds, plus interest, to the Company in October 2008 after the mortgage loan was fully paid off.

5.   STOCK TRANSACTIONS

     During the nine months ended September 30, 2008, stock options to purchase 70,487 and 6,667 shares of common stock were exercised at $10.00 and $9.51 per share, respectively. Total proceeds to the Company were approximately $768. During the same period, three limited partners exchanged a total of 6,970 O.P. units for 6,970 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $66 from minority interests to additional paid-in capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

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

     In the third quarter of 2007, the Company sold two R&D properties that qualified as discontinued operations. Condensed results of operations for these properties for the three and nine months ended September 30, 2007 are as follows:

                                                            Three Months Ended September 30,  Nine Months Ended September 30,
                                                             ------------------------------    -----------------------------
                                                                 2008              2007            2008             2007
                                                             -------------    -------------    ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         Discontinued operating revenues:
            Rental revenue from real estate                        -              $118               -              $389
            Tenant reimbursements                                  -                56               -                83
            Other income                                           -                 1               -                 1
                                                             -------------    -------------    ------------     ------------
               Total discontinued operating revenues               -               175               -               473
                                                             -------------    -------------    ------------     ------------

         Discontinued operating expenses:
            Operating, maintenance and real estate taxes           -               150               -               233
            Depreciation of real estate                            -                35               -               148
                                                             -------------    -------------    ------------     ------------
              Total discontinued operating expenses                -               185               -               381
                                                             -------------    -------------    ------------     ------------

              Discontinued operating (loss) income                 -               (10)              -                92

         Discontinued operating other expenses:
            Interest expense                                       -                (1)              -                (1)
                                                             -------------    -------------    ------------     ------------
               (Loss) income from discontinued operations
         before minority interests                                 -               (11)              -                91
            Gain from disposal of discontinued operations          -             6,529               -             6,529
            Minority interest in earnings attributable to
                  discontinued operations                          -            (5,398)              -            (5,488)
                                                             -------------    -------------    ------------     ------------
         Income from discontinued operations                       -            $1,120               -            $1,132
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

     The computation for weighted average shares is detailed below:

                                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                         ---------------------------------     ---------------------------------
                                                               2008              2007               2008               2007
                                                         ---------------    --------------     ---------------   ---------------
         Weighted average shares outstanding (basic)       19,745,141        19,640,087         19,703,066         19,621,144
         Incremental shares from assumed option exercise       38,366           178,719             66,082            293,230
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     19,783,507        19,818,806         19,769,148         19,914,374
                                                         ===============    ==============     ==============    ===============

     At September 30, 2008, outstanding options to purchase 1,667,500 and 1,077,500 shares of common stock were excluded from the computation of diluted net income per share under the treasury stock method for the three and nine months ended September 30, 2008, respectively, because the option exercise price was greater than the weighted average closing price of the Company's common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the minority interests' share of income back to net income. The total number of O.P. units outstanding at September 30, 2008 and 2007 was 85,526,965 and 85,557,935, respectively.

8.   RELATED PARTY TRANSACTIONS

     As of September 30, 2008, the Berg Group owned 77,902,384 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of September 30, 2008 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company's common stock.

     As of September 30, 2008, debt in the amount of approximately $8,880 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     On October 1, 2008, the Company and the Berg Group agreed to extend the maturity due date to June 2013. Interest expense incurred in connection with the mortgage note was approximately $171 and $180 for the three months ended September 30, 2008 and 2007, respectively, and $521 and $546 for the nine months ended September 30, 2008 and 2007, respectively.

     As of September 30, 2008, debt due the Berg Group under a short-term note payable established on January 1, 2008 in connection with the acquisition of 5981 Optical Court was fully paid off. The note payable bears interest at LIBOR plus 2% and was due September 30, 2008. Interest expense incurred in connection with the loan was approximately $7 and $361 for the three and nine months ended September 30, 2008, respectively.

     As of September 30, 2008, debt in the amount of approximately $7,821 was due the Berg Group under a short-term note payable established on July 3, 2008 in connection with the second quarter 2008 dividend distributions. The note payable bears interest at LIBOR plus 2% and was due September 30, 2008. In October 2008, the Company and the Berg Group entered into an agreement to extend the maturity due date to November 30, 2008. Interest expense incurred in connection with the loan was approximately $132 for the three and nine months ended September 30, 2008.

     During the first nine months of 2008 and 2007, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $307 and $361 in rental revenue for the three months ended September 30, 2008 and 2007, respectively, and $921 and $1,082 in rental revenue for the nine months ended September 30, 2008 and 2007, respectively.

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

     The Company currently leases office space owned by Berg & Berg Enterprises for the Company's headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were approximately $30 and $24 for the three months ended September 30, 2008 and 2007, respectively, and $84 and $71 for the nine months ended September 30, 2008 and 2007, respectively.

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

     Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation ("RPC") is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. ("MWP") had the right to obtain RPC's entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised its right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to Berg & Berg Enterprises, Inc. ("BBE"). Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Company acting through the Independent

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006, Maryland's highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in Maryland. The court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, the Company filed a motion for summary judgment in the California Superior Court which was denied. In October 2008, a motion filed by RPC for summary judgment in the California Superior Court was denied. A trial in the California Superior Court is scheduled to commence in late 2008.

     Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was approximately $0.6 million in the first nine months of 2008 and 2007. As of September 30, 2008, accumulated cash flow distributions from Hellyer LP totaling approximately $5.1 million were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

     If the litigation is ultimately decided in favor of the Company, the Company acting through the Independent Directors Committee of the Board of Directors has the right, but not the obligation, to acquire the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement.

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2008.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2008.

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

     ASSET DISPOSITIONS SUBJECT TO CERTAIN CONDITIONS
     The Company has entered into sales agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has an executed sales contract as of September 30, 2008 that is subject to such material conditions:

        Property                   Number of Buildings   Rentable Square Feet          Acres              Sales Price
        --------                   -------------------   --------------------          -----              -----------
        McCandless Drive
        Milpitas, California                8                   427,000                23.03                $76,500

10.  SUBSEQUENT EVENTS

     On October 1, 2008, the Company entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $115,000 from Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (the "Hartford Loan"). The proceeds were used primarily to repay the remaining balance of an existing mortgage loan with Prudential plus accrued interest and other short-term debt. The Hartford Loan bears a fixed interest rate of 6.21%, with a 20 year amortization, and matures October 1, 2018, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $838 are due on the first day of each month. The Hartford Loan is secured by 20 properties consisting of approximately 1.6 million rentable square feet. The Company paid approximately $1,000 in loan fees and financing costs, which will be amortized over the ten year loan period.

     On October 7, 2008, Prudential returned approximately $1,560 to the Company, including interest, for a certificate of deposit ("CD") that served as collateral securing the Company's mortgage loan. The funds were provided by the Company in the third quarter of 2007 to replace two buildings sold by the Company that previously served as collateral. The $1,500 CD was classified as restricted cash as of September 30, 2008.

     On October 9, 2008, the Company paid dividends of $0.20 per share of common stock to all common stockholders of record as of September 30, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. Aggregate dividends and distributions amounted to approximately $21,055.

     On October 9, 2008, a short-term note payable in the amount of approximately $15,760 was issued to the Berg Group in connection with the third quarter 2008 dividend distributions. The note payable bears interest at LIBOR plus 2% and is due November 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

Factors that could have a material adverse effect on our operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements include, but are not limited to, the following:

- the current turmoil in the credit markets could limit the demands for R&D space and affect the overall availability and cost of credit,
-    economic conditions generally and the real estate market specifically,
-    the occupancy rates of the properties,
-    rental rates on new and renewed leases,
- legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
-    availability of capital,
-    interest rates,
-    competition,
- supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
-    tenant defaults and bankruptcies,
-    lease term expirations and renewals,
-    changes  in  general   accounting   principles,   policies  and  guidelines
     applicable to REITs, and
- ability to timely refinance maturing debt obligations and the terms of any such refinancing.

These risks and  uncertainties,  together with the other risks  described  under
Part I, Item 1A - "Risk Factors" of our 2007 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission ("SEC"), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2008, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2008, two tenants individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

CURRENT ECONOMIC ENVIRONMENT

In the third quarter of 2008, the overall U.S. economy weakened further, particularly the turmoil in the credit markets, the housing recession and growing unemployment. These factors have resulted in a considerable reduction in business spending. As credit requirements have tightened with many financial institutions, current tenants and prospective tenants may find it more difficult to obtain credit. In effect, this may decrease the stability of our current tenants' financial condition and limit our ability to lease spaces to credit worthy prospective tenants.

Given the current financial markets crisis and general economic conditions, there can be no assurances that our operating results will not continue to decrease. We have a strong balance sheet and have maintained one of the lowest levels of leverage in the REIT industry. The current crisis in the financial markets has resulted in de-leveraging throughout the global finance system. The displacement in the current financing market has resulted in a very difficult borrowing environment.

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. After fast-paced growth in 1999 and 2000, the Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and have been growing slowly since then. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), the vacancy rate for Silicon Valley R&D property was approximately 16.6% in late 2007 and 15.8% at the end of the third quarter of 2008. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2008 amounted to approximately 24.4 million square feet, of which 16.1%, or 3.9 million square feet, was being offered under subleases. According to the BT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2007 amounted to approximately 3.5 million square feet, and in the first nine months of 2008 there was total positive net absorption of approximately 0.52 million square feet. Also according to the BT Report, the average asking market rent per square foot at the end of the third quarter of 2008 was $1.27 compared with $1.26 in late 2007. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, however, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole.

Our occupancy rate at September 30, 2008 was 66.7% compared with 62.6% at September 30, 2007. We believe that our occupancy rate could decline further if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 141,000 and 588,000 rentable square feet are expiring prior to the end of 2008 and 2009, respectively. The properties subject to these leases may take anywhere from 24 to 36 months or longer to re-lease. We believe that the average 2008 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

STOCK-BASED COMPENSATION. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. We adopted the requirements of SFAS 123R effective January 1, 2006 using the modified prospective method of transition. The adoption of this standard did not have a material effect on our condensed consolidated statements of operations or financial position. Compensation cost under SFAS 123R may differ due to different assumptions and treatment of forfeitures.

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

We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

-    the agreement has been fully executed and delivered
-    services have been rendered;
-    the amount is fixed and determinable; and
-    collectibility is reasonably assured.

With regard to critical accounting policies, where applicable, we have explained and discussed the criteria for identification and selection, methodology in application and impact on the financial statements with the Audit Committee of our Board of Directors. The Audit Committee has reviewed the critical accounting policies we identified.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

As of September 30, 2008, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet compared with 109 properties totaling approximately 7.9 million rentable square feet owned by us as of September 30, 2007. This represents a net increase of approximately 1.3% in total rentable square footage, as we acquired two R&D/office properties consisting of approximately 186,000 rentable square feet since the third quarter of 2007. Included in the
8.0 million rentable square feet are approximately 854,000 rentable square feet (or 16 buildings) that we are seeking to have rezoned for residential development.

Rental revenue from real estate for the three and nine months ended September 30, 2008 compared with the same three- and nine-month periods in 2007 was as follows:

                                 Three Months Ended September 30,
                                 --------------------------------
                                                                                           % Change by
                                     2008              2007              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)

       Same Property (1)            $19,347           $18,983               $364                1.9%
       2007 Acquisitions                  7                17                (10)             (57.6%)
       2008 Acquisitions                902                 -                902              100.0%
                                 -------------     --------------     ---------------
          Total                     $20,256           $19,000             $1,256                6.6%
                                 =============     ==============     ===============


                                 Nine Months Ended September 30,
                                 --------------------------------
                                                                                           % Change by
                                     2008              2007              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)

       Same Property (1)            $56,098           $61,312            ($5,214)              (8.5%)
       2007 Acquisitions                 27                38                (11)             (31.1%)
       2008 Acquisitions              2,487                 -              2,487              100.0%
                                 -------------     --------------     ---------------
          Total                     $58,612           $61,350            ($2,738)              (4.5%)
                                 =============     ==============     ===============

(1) "Same Property" is defined as properties owned by us prior to 2007 that we still owned as of September 30, 2008.

RENTAL REVENUE FROM REAL ESTATE FROM CONTINUING OPERATIONS
For the quarter ended September 30, 2008, rental revenue from real estate increased by approximately $1.3 million, or 6.6%, from $19.0 million for the three months ended September 30, 2007 to $20.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2008, rental revenue from real estate decreased by approximately ($2.7) million, or (4.5%), from $61.3 million for the nine months ended September 30, 2007 to $58.6 million for the nine months ended September 30, 2008. The decline in rental revenue resulted primarily from renewing existing leases at lower rental rates and the loss of several tenants due to lease terminations, relocation or cessation of their operations in 2007, all of which resulted from current adverse market conditions. Total rental revenue was reduced by amortization expense of approximately ($4.1) million for the nine months ended September 30, 2007 for an above-market lease intangible asset acquired pursuant to a lease termination. That resulted in the write-off of all remaining above-market lease intangible asset. Our occupancy rate at September 30, 2008 was approximately 66.7%, compared with approximately 62.6% at September 30, 2007.

LEASE TERMINATION INCOME
We had no lease termination fee income in the third quarter of 2008. Lease termination fee income for the three months ended September 30, 2007 was approximately $47.2 million. Lease termination fee income for the nine months ended September 30, 2008 and 2007 was approximately $1.9 million and $57.5 million, respectively. These lease termination fees were paid by tenants who terminated their lease obligations before the end of the contractual term of the lease by agreement with us. We do not consider those transactions to be recurring items.

OTHER INCOME FROM CONTINUING OPERATIONS
Other income of approximately $0.3 million for the three months ended September 30, 2008 included approximately $0.25 million from management fees and $0.04 million from miscellaneous income. Other income of approximately $1.1 million for the three months ended September 30, 2007 included approximately $0.2 million from management fees and $0.9 million from security deposit forfeiture and miscellaneous income. For the nine months ended September 30, 2008, other income of approximately $0.8 million included approximately $0.7 million from management fees and $0.1 million from miscellaneous income. For the nine months ended September 30, 2007, other income of approximately $3.8 million included approximately $1.6 million from a forfeited deposit under a contract for the sale of property, $0.8 million from management fees, $0.3 million from a bankruptcy settlement claim and $1.1 million from security deposit forfeitures and miscellaneous income.

EXPENSES FROM CONTINUING OPERATIONS
Property operating expenses and real estate taxes during the third quarter of 2008 decreased by approximately ($0.4) million, or (6.2%), from $6.2 million to $5.8 million for the three months ended September 30, 2007 and 2008, respectively. The decrease was primarily attributable to higher lease commission write-off in 2007 that did not recur in 2008. Tenant reimbursements increased by approximately $1.2 million, or 33.4%, from $3.4 million for the three months ended September 30, 2007 to $4.6 million for the three months ended September 30, 2008 due to reimbursements of recurring operating expenses. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. For the nine months ended September 30, 2008, property operating expenses and real estate taxes increased by approximately $0.9 million, or 6.1%, from $15.3 million for the nine months ended September 30, 2007 to $16.2 million for the nine months ended September 30, 2008. Tenant reimbursements increased by approximately $2.0 million, or 20.1%, from $9.9 million for the nine months ended September 30, 2007 to $11.9 million for the nine months ended September 30, 2008. The increase in tenant reimbursements for the nine month period was due to higher operating costs in 2008 and reimbursements from 2007 for common area charges that were applied in 2008.

General and administrative expenses decreased by approximately ($0.4) million, or (38.4%), from $1.0 million to $0.6 million for the three months ended September 30, 2007 and 2008, respectively. The decrease in general and administrative expenses was primarily due to higher legal fees associated with a potential acquisition of the Company in 2007 that did not recur in 2008. For the nine months ended September 30, 2007 and 2008, general and administrative expenses decreased by approximately ($0.4) million, or (17.6%), from $2.4 million to $2.0 million, respectively, for similar reasons.

Real estate depreciation and amortization expense increased by approximately $0.2 million, or 4.1%, from $5.5 million to $5.7 million for the three months ended September 30, 2007 and 2008, respectively. The increase resulted from the acquisition of two R&D properties and additional tenant improvements since September 30, 2007. Real estate depreciation and amortization expense remained the same at approximately $17.1 million for the nine months ended September 30, 2008 and 2007. Such expense in the first nine months of 2007 included additional amortization expense relating to in-place lease value intangible asset pursuant to SFAS 141 in connection with two lease terminations that did not recur in 2008.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of September 30, 2008, we held investments in three R&D buildings totaling approximately 466,800 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2008, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.13 million compared with equity in earnings of $0.37 million for the same period in 2007. The decrease was attributable to a reduction in rent payment for one of the tenants in the joint venture. For the nine-month periods ended September 30, 2008 and 2007, equity in earnings from the unconsolidated joint venture was approximately $0.92 million and $1.06 million, respectively. The occupancy rate for the properties owned by this joint venture at September 30, 2008 and 2007 was 100%.

INTEREST INCOME
Interest income decreased by approximately ($0.6) million, or (74.3%), from $0.8 million to $0.2 million for the three months ended September 30, 2007 and 2008, respectively. The decrease was primarily due to lower cash reserve on hand in 2008. Interest income decreased by approximately ($1.1) million, or (54.1%), from $2.1 million for the nine months ended September 30, 2007 to $1.0 million for the nine months ended September 30, 2008.

INTEREST EXPENSE
Interest expense was approximately $5.0 million for the three months ended September 30, 2008 and 2007. Interest expense (related parties) increased by approximately $0.1 million, or 71.7%, from $0.2 million for the three months ended September 30, 2007 to $0.3 million for the three months ended September 30, 2008 due to higher related party debt incurred in the quarter just ended. Total debt outstanding, including amounts due related parties, increased by approximately $8.2 million, or 2.4%, from $349.6 million as of September 30, 2007 to $357.8 million as of September 30, 2008.

Interest expense decreased by approximately ($0.3) million, or (1.8%), from $15.2 million for the nine months ended September 30, 2007 to $14.9 million for the nine months ended September 30, 2008. Interest expense (related parties) increased by approximately $0.5 million, or 87.7%, from $0.5 million for the nine months ended September 30, 2007 to $1.0 million for the nine months ended September 30, 2008.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the three and nine months ended September 30, 2007.

                                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                                            -------------------------------    ------------------------------
                                                                2008             2007             2008             2007
                                                             -----------     ------------     ------------     ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
         (Loss) income attributable to discontinued operations      -          ($   11)              -            $   91
         Gain from disposal of discontinued operations              -            6,529               -             6,529
         Minority interest in earnings attributable to
             discontinued operations                                -           (5,398)              -            (5,488)
                                                              -----------     ------------     ------------     ------------
         Income from discontinued operations                        -           $1,120               -            $1,132
                                                              ===========     ============     ============     ============


In the third quarter of 2007, we sold two R&D properties, and in accordance with our adoption of SFAS 144, classified them as discontinued operations. The income to common stockholders attributable to discontinued operations from these properties for the three and nine months ended September 30, 2007 was approximately $1.1 million.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
Net income to common stockholders decreased by approximately ($10.3) million, or (86.3%), from $11.9 million for the three months ended September 30, 2007 to $1.6 million for the same period in 2008. The minority interest portion of income decreased by approximately ($42.2) million, or (87.0%), from $48.5 million for the three months ended September 30, 2007 to $6.3 million for the three months ended September 30, 2008. The decrease in the quarter's net income for both common stockholders and minority interests was primarily due to lower termination fee income in the third quarter of 2008. For the nine months ended September 30, 2008 and 2007, the minority interest portion of income was approximately $19.0 million and $70.5 million, respectively, and net income to common stockholders was approximately $4.9 million and $17.3 million, respectively. The combination of lower termination fee income and higher operating expenses led to the decrease in net income for both common stockholders and minority interests in the first nine months of 2008.

Minority interest in net income has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective minority interest ownership percentage. Minority interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 81% as of September 30, 2008 and 2007.

CHANGES IN FINANCIAL CONDITION

The most significant changes in our financial condition during the nine months ended September 30, 2008 resulted from the acquisition of two R&D properties. At September 30, 2008, total investments in real estate increased on a net basis by approximately $41.9 million from December 31, 2007 primarily due to two R&D property acquisitions consisting of approximately 186,000 rentable square feet located in the Silicon Valley and the construction of additional tenant improvements.

Total stockholders' equity, net, decreased by approximately ($5.8) million from December 31, 2007. We obtained additional capital from the issuance of 77,154 and 6,970 shares of our common stock for stock option exercises and the exchange of O.P. units, respectively, which increased additional paid-in capital by approximately $1.2 million. Stockholders' equity was reduced during the most recent quarter by distributions in excess of accumulated earnings of approximately ($7.0) million.

LIQUIDITY AND CAPITAL RESOURCES

We expect a slight increase in operating cash flows from our operating property portfolio in 2008 compared with 2007 primarily from new leases, periodic payments from M&M Real Estate Control & Restructuring relating to the Ciena lease termination in 2007 (see Note 3 above) and additional early lease
terminations.   If  we  are  unable  to  lease  a  significant  portion  of  the approximately 141,000 rentable square feet scheduled to expire during the remainder of 2008 or an equivalent amount of our currently available space of approximately 2.7 million rentable square feet, however, our operating cash flows after 2008 may be affected adversely. With the expectation of lower rental revenues for the remainder of 2008, we expect our properties' net operating income to show a year-over-year decline compared with 2007 driven by excess capacity of commercial office and R&D space in the Silicon Valley. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, which would result in reduced cash flow from operations. Cash flows from lease terminations are non-recurring and to maintain or increase cash flows in the future we must re-lease our vacant properties.

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

In the first nine months of 2008, cash and cash equivalents decreased by approximately ($23.7) million from $23.7 million as of December 31, 2007 to $0 as of September 30, 2008.

As of September 30, 2008, restricted cash totaled approximately $43.3 million. Of this amount, approximately $41.8 million represents cash held by our consolidated VIE from the Ciena lease termination in the third quarter of 2007. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements, however. We include this in our restricted cash under the principles of FIN 46R. The remaining $1.5 million represents a certificate of deposit which represents a portion of our collateral securing the Prudential mortgage loan, which we placed in escrow in October 2007 as a substitution for two properties that we sold. Prudential returned these funds, plus interest, to us in October 2008. The restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On October 9, 2008, we paid dividends of $0.20 per share of common stock to all common stockholders of record as of September 30, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. Aggregate dividends and distributions amounted to approximately $21.1 million. For the remainder of 2008, we expect to maintain our current quarterly dividend payment rate to common stockholders and O.P. unit holders of $0.20 per share. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
We currently have a $17.5 million unsecured revolving line of credit with HBC established in April 2008. The revolving line of credit carries a variable interest rate based on the one-month LIBOR plus 1.75% per annum and matures June 15, 2009.

On July 3, 2008, a short-term note payable in the amount of approximately $12.8 million was issued to the Berg Group in connection with the second quarter 2008 dividend distributions. The interest rate on this note was LIBOR plus 2%. As of September 30, 2008, the due date of the note, the remaining balance on the Berg Group note payable was approximately $7.8 million. In October 2008, the Company and the Berg Group agreed to extend the maturity due date to November 30, 2008.

At September 30, 2008, we had total indebtedness of approximately $357.8 million, including $329.2 million of fixed rate mortgage debt, $11.9 million under the HBC line of credit, $8.9 million debt under the Berg Group mortgage note (related parties) and $7.8 million debt under the Berg Group note payable (related parties), as detailed in the table below. The Prudential, Northwestern, Allianz and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2008, we were in compliance with these loan covenants.

On October 1, 2008, we entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $115 million from Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (the "Hartford Loan"). The Hartford Loan bears a fixed interest rate of 6.21%, with a 20 year amortization, and matures October 1, 2018, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $0.84 million are due on the first day of each month. The Hartford Loan is secured by 20 properties consisting of approximately 1.6 million rentable square feet. We have the option to prepay the Hartford Loan, subject to certain yield maintenance provisions, though generally no prepayment is permitted during the first 24 months of the loan term.

In general, the properties securing the Hartford Loan cannot be sold or otherwise transferred without the lender's consent. The loan balance may be accelerated in full in the event of a prohibited sale or transfer. The Hartford Loan is non-recourse to the operating partnerships. Under the terms of a carveout indemnity agreement and an environmental indemnity agreement, we may be liable for the unpaid balance of the Hartford Loan and other obligations arising under the loan agreement under the circumstances provided in such agreements.

We paid approximately $1.0 million in loan fees and financing costs, which will be amortized over the ten year loan period. The proceeds were used primarily to repay the remaining balance of an existing mortgage loan with Prudential Mortgage Capital Company plus accrued interest and other short-term debt. Our mortgage loan with Prudential Mortgage Capital Company had a principal balance of approximately $110.6 million as of September 30, 2008.

CONTRACTUAL OBLIGATIONS
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, Note, Credit Facility and scheduled interest payments of our fixed-rate and variable-rate debt at September 30, 2008 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

                                 ------------- ------------- ------------- -------------- ------------- ------------- --------------
                                      2008          2009         2010           2011           2012      Thereafter        Total
                                 ------------- ------------- ------------- -------------- ------------- ------------- --------------
 Principal payments(1)               $120,732      $21,474       $10,105        $10,681        $11,288      $183,520       $357,800
 Interest payments-fixed rate debt(2)   3,434       12,143        11,601         11,025         10,418        42,883         91,504
 Interest payments-variable rate debt(3)  159          228             -              -              -             -            387
 Operating lease obligations(4)            30           30             -              -              -             -             60
                                 ------------- ------------- ------------- -------------- ------------- ------------- --------------
    Total                            $124,355      $33,875       $21,706        $21,706        $21,706      $226,403       $449,751
                                 ============= ============= ============= ============== ============= ============= ==============

(1) As of September 30, 2008, 94.5% of our debt was contractually fixed and 5.5% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2) The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.
(3) The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on LIBOR plus a spread that ranged from 1.75% to 2.00% at September 30, 2008, the scheduled interest payment dates and maturity dates.
(4) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of September 30, 2008:

                                                                                                                Interest   Maturity
              Debt Description                        Collateral Properties                   Balance             Date       Rate
-----------------------------------------   ------------------------------------------  --------------------  ----------- ----------
                                                                                       (dollars in thousands)
Line of Credit:
Heritage Bank of Commerce                   Not Applicable                                    $11,911            6/09         (3)
                                                                                        --------------------

Note Payable (related parties):             Not Applicable                                      7,821           11/08(7)      (4)
                                                                                        --------------------

Mortgage Note Payable (related parties):    5300 & 5350 Hellyer Avenue, San Jose, CA            8,880            6/13(8)    7.65%
                                                                                        --------------------
Mortgage Notes Payable (1):
Prudential Mortgage Capital Company (2)     10300 Bubb Road, Cupertino, CA                    110,597           10/08       6.56%
                                            10500 N. De Anza Boulevard, Cupertino, CA
                                            4050 Starboard Drive, Fremont, CA
                                            45738 Northport Loop, Fremont, CA
                                            450 National Avenue, Mountain View, CA
                                            6311 San Ignacio Avenue, San Jose, CA
                                            6321 San Ignacio Avenue, San Jose, CA
                                            6325 San Ignacio Avenue, San Jose, CA
                                            6331 San Ignacio Avenue, San Jose, CA
                                            6341 San Ignacio Avenue, San Jose, CA
                                            6351 San Ignacio Avenue, San Jose, CA
                                            3236 Scott Boulevard, Santa Clara, CA
                                            3560 Bassett Street, Santa Clara, CA
                                            3570 Bassett Street, Santa Clara, CA
                                            3580 Bassett Street, Santa Clara, CA
                                            1135 Kern Avenue, Sunnyvale, CA
                                            1212 Bordeaux Lane, Sunnyvale, CA
                                            1230 E. Arques, Sunnyvale, CA
                                            1250 E. Arques, Sunnyvale, CA
                                            1600 Memorex Drive, Santa Clara, CA
                                            1688 Richard Avenue, Santa Clara, CA
                                            1700 Richard Avenue, Santa Clara, CA
                                            3540 Bassett Street, Santa Clara, CA
                                            3542 Bassett Street, Santa Clara, CA
                                            3544 Bassett Street, Santa Clara, CA
                                            3550 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Co. (5)  1750 Automation Parkway, San Jose, CA              82,247            2/13       5.64%
                                            1756 Automation Parkway, San Jose, CA
                                            1762 Automation Parkway, San Jose, CA
                                            6320 San Ignacio Avenue, San Jose, CA
                                            6540-6541 Via Del Oro, San Jose, CA
                                            6385-6387 San Ignacio Avenue, San Jose, CA
                                            2251 Lawson Lane, Santa Clara, CA
                                            1325 McCandless Drive, Milpitas, CA
                                            1650-1690 McCandless Drive, Milpitas, CA
                                            20605-20705 Valley Green Drive, Cupertino, CA

Allianz Life Ins. Co.(Allianz Loan I)(6)    5900 Optical Court, San Jose, CA                   23,217            8/25       5.56%

Allianz Life Ins. Co.(Allianz Loan II)(6)   5325-5345 Hellyer Avenue, San Jose, CA            113,127            8/25       5.22%
                                            1768 Automation Parkway, San Jose, CA
                                            2880 Scott Boulevard, Santa Clara, CA
                                            2890 Scott Boulevard, Santa Clara, CA
                                            2800 Scott Boulevard, Santa Clara, CA
                                            20400 Mariani Avenue, Cupertino, CA
                                            10450-10460 Bubb Road, Cupertino, CA
                                                                                        --------------------
                                                                                              329,188
                                                                                        --------------------

                                                                                        --------------------
TOTAL                                                                                        $357,800
                                                                                        ====================


(1) Mortgage notes payable generally require monthly installments of principal and interest ranging from approximately $177,000 to $840,000 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.85% at September 30, 2008.
(2) The Prudential Mortgage Capital Company loan is payable in monthly installments of approximately $827,000, which includes principal (based upon a 30-year amortization) and interest. A limited partner who is not a member of the Berg Group has guaranteed approximately $12,000,000 of this debt. Costs and fees incurred with obtaining this loan aggregated approximately $900,000, which were deferred and amortized over the loan period. The Prudential loan was paid off in full on October 1, 2008 with proceeds from the new Hartford Loan (see above for details).
(3) Loan carries a variable interest rate equal to LIBOR plus 1.75%. The interest rate at September 30, 2008 was 4.22%. The Heritage Bank of
     Commerce line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of September 30, 2008, we were in compliance with these loan covenants.
(4) Loan carries a variable interest rate equal to LIBOR plus 2.0%. The interest rate at September 30, 2008 was 4.93%.
(5) The Northwestern loan is payable in monthly installments of approximately $696,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675,000, which were deferred and amortized over the loan period.
(6) The Allianz loans are payable in monthly aggregate installments of approximately $1,017,000, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089,000, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2008, we were in compliance with these loan covenants.
(7) In October 2008, the Company and the Berg Group agreed to extend the maturity due date from September 30, 2008 to November 30, 2008.
(8) On October 1, 2008, the Company and the Berg Group agreed to extend the maturity due date from June 2010 to June 2013.

At September 30, 2008, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $9.74 per share on September 30, 2008) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 25.9%. On September 30, 2008, the last trading day in the quarter, total market capitalization was approximately $1.38 billion.

At September 30, 2008, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.1 million. The due date of these notes has been extended to September 30, 2009. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net cash provided by operating activities for the nine months ended September 30, 2008 was approximately $31.4 million compared with $29.9 million for the same period in 2007. Cash flow increases came primarily from higher lease termination fee payment and higher payments from security deposits and deferred rental income in 2008.

Net cash used in investing activities was approximately $26.2 million and $8.3 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities during the nine months ended September 30, 2008 related principally to the acquisition of one R&D property at 5981 Optical Court in San Jose, California and one R&D property at 2904 Orchard Parkway in San Jose, California for a total of approximately $35.8 million. The acquisition at 2904 Orchard Parkway was completed as a tax-deferred exchange transaction involving our former R&D property at 1170 Morse Avenue in Sunnyvale, California. The remaining excess restricted cash of approximately $7.7 million was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $6.2 million for the nine months ended September 30, 2008.

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

Net cash used in financing activities was approximately $28.9 million for the nine months ended September 30, 2008 compared with approximately $17.6 million for the nine months ended September 30, 2007. During the first nine months of 2008, we financed approximately $22.4 million in short-term debt, received approximately $11.9 million from our line of credit, received approximately $0.7 million from stock option exercises, paid approximately $31.1 million towards outstanding debt, paid approximately $11.0 million of dividends to common stockholders and paid approximately $21.8 million to minority interests for distributions in excess of earnings. During the same period in 2007, we paid approximately $8.2 million towards outstanding debt and paid approximately $9.4 million of dividends to common stockholders.

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

FFO for the three and nine months ended September 30, 2008 and 2007, as reconciled to net income to common stockholders, are summarized in the following table:

                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                             -----------------------------------------     -----------------------------------------
                                                    2008                   2007                   2008                   2007
                                             ------------------     ------------------     ------------------     ------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income to common stockholders                $ 1,635                $11,941                $ 4,876               $ 17,320
Add:
  Minority interests (1)                           6,171                 48,420                 18,714                 70,098
  Depreciation and amortization of real estate(2)  6,393                  7,184                 18,881                 19,986
Less:
  Gain on sale of real estate                          -                 (6,529)                     -                 (6,529)
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $14,199                $61,016                $42,471               $100,875
                                             ==================     ==================     ==================     ==================

(1) Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests ownership percentage. Minority interests for third parties totaling approximately $133 and $130 for the three months ended September 30, 2008 and 2007, respectively, and $307 and $371 for the nine months ended September 30, 2008 and 2007, respectively, were deducted from total minority interests in calculating FFO.
(2) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $189 for the three months ended September 30, 2008 and 2007, and $568 for the nine months ended September 30, 2008 and 2007. Also includes our amortization of leasing commissions of approximately $444 and $1,426 for the three months ended September 30, 2008 and 2007, respectively, and $1,249 and $2,187 for the nine months ended September 30, 2008 and 2007, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the condensed consolidated statements of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2008. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2008 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2008 will be paid upon maturity.


                                       Three
                                      Months
                                     Remaining             Year Ending December 31,
                                                -----------------------------------------------
                                        2008       2009        2010         2011        2012     Thereafter    Total     Fair Value
                                    ------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
 Fixed Rate Debt:
   Secured notes payable                $112,911    $9,562      $10,105     $10,681     $11,289     $183,520   $338,068     $434,543
   Weighted average interest rate        5.85%       5.85%       5.85%       5.85%       5.85%       5.85%

 Variable Rate Debt:
   Unsecured debt                       $7,821      $11,911        -           -           -           -        $19,732     $19,732
   Weighted average interest rate        4.93%       4.22%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at September 30, 2008. The only variable debt that we had as of September 30, 2008 was approximately $19.7 million owed to the Heritage Bank of Commerce and the Berg Group. This represented approximately 5.5% of the total $357.8 million of outstanding debt as of September 30, 2008. All of our debt is denominated in United States dollars.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of September 30, 2008, a 1% increase or decrease in interest rates on our approximately $19.7 million of floating rate debt would decrease or increase, respectively, earnings and cash flows for the nine-month period then ended by approximately $148,000, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of September 30, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The  discussion of legal  proceedings is  incorporated  herein by reference from
Part I "Item 1. - Notes to Condensed  Consolidated Financial Statements - Note 9
- Commitments and Contingencies."

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report and the risk factor listed below, you should carefully review the factors discussed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Our lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all.

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


                                    Mission West Properties, Inc.
                                    (Registrant)


Date: November 6, 2008              By:    /s/ Carl E. Berg
                                       ----------------------------------
                                       Carl E. Berg
                                       Chief Executive Officer


Date: November 6, 2008              By:    /s/ Wayne N. Pham
                                       ----------------------------------
                                       Wayne N. Pham
                                       Vice President of Finance and  Controller
                                       (Principal Accounting Officer and Duly
                                       Authorized Officer)