Form 10-K
period 2008-12-31
MISSION WEST PROPERTIES INC
filed 2009-03-16
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2008

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

     Title of each class Name of each exchange on which registered Common Stock, $.001 par value per share The Nasdaq Stock Market LLC


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

     As of June 30, 2008, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $213,611,025 based on the closing price as reported on the NASDAQ Stock Market LLC.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at February 28, 2009
---------------------------------------         --------------------------------
Common Stock, $.001 par value per share                  21,748,211 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement to be delivered to stockholders in connection with the Registrant's 2009 Annual Meeting of Stockholders to be held May 20, 2009 are incorporated by reference into Part III of this Form 10-K. The Registrant intends to file its proxy statement within 120 days after its fiscal year end.

                           FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include our discussion of "Quantitative and Qualitative Disclosures about Market Risks" in Item 7A below. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements of the Company include, but are not limited to, changes in: the credit markets and the overall availability and cost of credit, economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of Real Estate Investment Trusts ("REITs")), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements (see Item 1A, "Risk Factors").

                          MISSION WEST PROPERTIES, INC.
                          2008 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I
                                                                                                                Page No.
                                                                                                                --------
Item 1.           Business                                                                                         1
Item 1A.          Risk Factors                                                                                     9
Item 1B.          Unresolved Staff Comments                                                                        15
Item 2.           Properties                                                                                       16
Item 3.           Legal Proceedings                                                                                21
Item 4.           Submission of Matters to a Vote of Security Holders                                              21

                                     PART II

Item 5.           Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
                  Purchases of Equity Securities                                                                   22
Item 6.           Selected Financial Data                                                                          24
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations            26
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                       42
Item 8.           Financial Statements and Supplementary Data                                                      43
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             80
Item 9A.          Controls and Procedures                                                                          80
Item 9B.          Other Information                                                                                80

                                    PART III

Item 10.          Directors, Executive Officers and Corporate Governance                                           81
Item 11.          Executive Compensation                                                                           81
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters                                                                                          81
Item 13.          Certain Relationships and Related Transactions, and Director Independence                        81
Item 14.          Principal Accountant Fees and Services                                                           81

                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules                                                       82
                  Signatures                                                                                       83
                  Rule 13a-14(a) Certifications                                                                    88
                  Section 1350 Certifications                                                                      91

                                     - ii -

PART I

ITEM 1.   BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

Mission West Properties, Inc. (the "Company") acquires, markets, leases, and manages research and development ("R&D") properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2008, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are two tenants who individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple Computer, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust ("REIT") since fiscal 1999.

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

Through various property acquisition agreements with the Berg Group and subject to the approval of the Independent Directors Committee of the Board of Directors, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often build-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits and financing construction. Since September 1998, we have acquired approximately 3,386,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

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

OUR RELATIONSHIP WITH THE BERG GROUP

Through a series of transactions occurring between May 1997 and December 1998, we became the vehicle for substantially all of the Silicon Valley R&D property operating activities of the Berg Group. We are the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an acquisition agreement dated as of May 14, 1998 and amended, as of July 1, 1998, exchange rights agreement and the Berg Land Holdings Option Agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:

-    control the operating partnerships;
- until December 31, 2010, acquire, subject to approval of the Independent Directors Committee of the Board of Directors, on pre-negotiated terms, all future R&D properties developed by the Berg Group on land currently owned or acquired in the future; and
- acquire R&D, office and industrial properties identified by the Berg Group in California, Oregon and Washington, subject to approval of the Independent Directors Committee of the Board of Directors.

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

To comply with REIT requirements that restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less, our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. Currently, the Berg Group members collectively own approximately 9.2% of the outstanding shares of our common stock.

Carl E. Berg, the Company's Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for almost 40 years. In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the board of directors of numerous electronics and energy technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg's substantial knowledge of and contacts in various technology industries provide a significant benefit to the Company.

BUSINESS STRATEGY

Our acquisition, growth and operating strategy incorporates the following elements:

- working with the Berg Group to take advantage of their abilities and resources to pursue development opportunities which we have an option to acquire until December 31, 2010, on pre-negotiated terms, upon completion and leasing;
- capitalizing on opportunistic acquisitions from third parties of high-quality R&D properties that provide attractive initial yields and significant potential for growth in cash-flow;
- focusing on general purpose, single-tenant Silicon Valley R&D properties for technology companies in order to maintain low operating costs, reduce tenant turnover and capitalize on our relationships with these companies and our extensive knowledge of their real estate needs; and
- maintaining prudent financial management principles that emphasize current cash flow while building long-term value, the acquisition of pre-leased properties to reduce development and leasing risks and the maintenance of sufficient liquidity to acquire and finance properties on desirable terms.

ACQUIRING PROPERTIES DEVELOPED BY THE BERG GROUP

We entered into the Berg Land Holdings Option Agreement in December 1998 under which we have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been improved with completed buildings and which is zoned, intended or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. Currently, the Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately 1.4 million square feet of new development. In light of the continued overcapacity in the Silicon Valley R&D properties market, however, at this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group for several years because of the current market conditions in the Silicon Valley.

For example, the Berg Group currently is seeking local government approval of a proposed rezoning of the 160-acre Evergreen site to permit residential development on a substantial portion of the site. The Independent Directors Committee, which is responsible for reviewing, evaluating and authorizing action with respect to any transaction between us and any member of the Berg Group, has authorized removal of the Evergreen site from the scope of the Berg Land Holdings Option Agreement, subject to the completion of the rezoning of the 160-acre Evergreen site, or portion thereof, for residential development. In making this determination, the Independent Directors Committee considered a number of factors, including the lack of benefit to be derived from future R&D property development on this site and the risks and other potentially adverse consequences that could be associated with large scale residential development activities. Any portion of the Evergreen site that is not rezoned as residential property is not deemed to be removed from the scope of the agreement and would remain eligible for potential future acquisition by the Company under the Berg Land Holdings Option Agreement.

As of December 31, 2008, we have acquired 23 leased R&D properties totaling approximately 2,243,000 rentable square feet under the Berg Land Holdings Option Agreement at a cost of approximately $237.8 million, for which we have issued 8,482,085 O.P. Units and assumed debt of approximately $141.4 million. The principal terms of the agreement include the following:

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

- The acquisition cost, net of any debt, will be payable in cash, or O.P. Units valued at the average closing price of our common stock over the 30-trading-day period preceding the acquisition or, in cash, at the option of the Berg Group .

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

In addition, under the Acquisition Agreement, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. The Independent Directors Committee decides whether we will pursue each opportunity presented to us by Mr. Berg. This restriction will expire when there is no Berg Group nominee on our board of directors and the Berg Group's fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units ("Fully Diluted"), falls below 25%.

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

Although we may acquire new properties or joint ventures available to us under the terms of the Berg Land Holdings Option Agreement, subject to approval by the Independent Directors Committee, there can be no assurance that we actually will consummate any additional transactions. Furthermore, we have not yet determined the means by which we would acquire and pay for any such properties or the impact of any of the acquisitions on our business, results of operations, financial condition, Funds from Operation ("FFO") or available cash for distribution (see Item 1A, "Risk Factors - Our contractual business relationships with the Berg Group present additional conflicts of interest which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders").

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

FOCUS ON SINGLE TENANT SILICON VALLEY R&D PROPERTIES

We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has historically contributed to the relatively low turnover and higher occupancy rates on our properties. We believe that the relatively small number of tenants (75 total) leasing our properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants' needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

RECENT RENTAL MARKET DEVELOPMENTS AND THEIR IMPACT ON OUR BUSINESS

All of the Company's properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), vacancy rates for Silicon Valley R&D property decreased from approximately 16.6% in late 2007 to 16.3% at the end of 2008. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2008 amounted to approximately 25.1 million rentable square feet, of which 17.7%, or 4.5 million rentable square feet, was sublease space. According to the BT Report, in 2007, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) amounted to approximately 2.9 million rentable square feet, and in 2008, there was total negative net absorption of approximately 33 thousand rentable square feet as local economic conditions deteriorated due to a weakened economy, dysfunctional financial markets, depressed housing, a falling stock market and rising unemployment rates. According to the BT Report, the average asking market rent per square foot was $1.26 at year-end for 2008 and 2007, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Moreover, the impact of vacancies has not been uniform throughout the area. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. The time to complete the marketing and lease up of vacant space has increased from an average of several months to as much as an average of 18 to 40 months as a result of the over-supply of R&D properties in the market.

For the years ended December 31, 2008 and 2007, the occupancy rates for leased properties in our portfolio were 66.4% and 61.7%, respectively.

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

We believe that the average 2009 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents. Leases representing approximately 370,000 rentable square feet, or 2.2% of our 2009 cash rent, are scheduled to expire during 2009. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be affected adversely.

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

Although most of our leases are triple net and building maintenance and tenant improvements are the responsibility of the tenants, from time to time we may be required to undertake construction and repair work at our properties. We bid all major work competitively to subcontractors. Members of the Berg Group may participate in the competitive bidding for the work, but all contracts with the Berg Group are subject to review and approval by the Independent Directors Committee.

We generally market our properties and negotiate leases ourselves. We make the availability of our properties known to the brokerage community to garner their assistance in locating prospective tenants, however. As a result, we expect to retain our policy of paying fixed commissions to tenants' brokers.

We believe that our business practices provide us with competitive advantages, including -

- EXTERNAL DEVELOPMENT AFFILIATE. Until December 31, 2010, we have the option to purchase all future R&D, office, industrial property developments of the Berg Group under the Berg Land Holdings Option Agreement on land currently held or acquired directly or indirectly by Carl E. Berg or Clyde J. Berg that is zoned for those purposes and located in California, Oregon and Washington following completion and lease-up of the property. The acquisition terms and conditions for the existing and identified projects have been pre-negotiated and are documented under the Berg Land Holdings Option Agreement. This relationship provides us with the economic benefits of development while eliminating development and initial lease-up risks. It also provides us with access to one of the most experienced development teams in the Silicon Valley without the expense of maintaining development personnel.

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

Notwithstanding our effective control of the operating partnerships, the Berg Group holds a substantial majority of the outstanding O.P. Units and the consent of the limited partners holding a majority of the outstanding O.P. Units is required with respect to certain extraordinary actions involving the operating partnerships, including:

- the amendment, modification or termination of the operating partnership agreements;
- a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee for any of the assets of the operating partnerships;
-    the   institution  of  any  proceeding  for  bankruptcy  of  the  operating partnerships;
- the transfer of any general partner interests in the operating partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of our corporation;
- the admission of any additional or substitute general partner in the operating partnerships; and
-    a change of control of the operating partnerships.

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

ADDITIONAL CAPITAL CONTRIBUTIONS AND LOANS

Each operating partnership agreement provides that, if the operating partnership requires additional funds to pursue its investment objectives, we may fund such investments by raising additional equity capital and making a capital contribution to the operating partnerships or by borrowing such funds and lending the net proceeds of such loans to the operating partnerships. If we intend to provide additional funds through a contribution to capital and purchase of units of general partner interest, the limited partners will have the right to participate in such funding on a pro rata, pari passu basis and to acquire additional O.P. Units. If the limited partners do not participate in such financing, we will acquire additional units of general partner interest. In either case, the number of additional units of partnership interest will be increased based upon the amount of the additional capital contributions and the value of the operating partnerships as of the date such contributions are made.

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

EXCHANGE RIGHTS, PUT RIGHTS AND REGISTRATION RIGHTS

Under the Exchange Rights Agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall." This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million. Through December 31, 2008 no limited partner ever has exercised this put right.

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

The operating partnership agreements provide that, upon the exercise of an outstanding option under the 2004 Equity Incentive Plan (including options granted originally under the 1997 Stock Option Plan), we may purchase additional general partner interests in the operating partnerships by contributing the exercise proceeds to the operating partnerships. Our increased interest will be equal to the percentage of outstanding shares of common stock and O.P. Units on an as-converted basis represented by the shares acquired upon exercise of the option.

TERM

The operating partnerships will continue in full force and effect until December 31, 2048 or until sooner dissolved pursuant to the terms of the operating partnership agreements.

EMPLOYEES

As of February 28, 2009, we employed six people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

FACILITIES

We lease office space at 10050 Bandley Drive, Cupertino, California from Berg & Berg Enterprises, Inc. and share clerical staff and other overhead on what we consider to be favorable terms. The total monthly rent payable by us to Berg & Berg Enterprises, Inc. is $10,000.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE OTHER INFORMATION CONTAINED ELSEWHERE IN THIS FORM 10-K. THE FOLLOWING RISKS RELATE PRINCIPALLY TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE. THE RISKS AND UNCERTAINTIES CLASSIFIED BELOW ARE NOT THE ONLY ONES WE FACE.

SILICON VALLEY MARKET AND ECONOMIC CONDITIONS.

In the Silicon Valley, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2008. For the year ended December 31, 2008, continued concerns about the systemic impact of inflation, energy costs, the availability and cost of credit and a declining real estate market have contributed to increased market volatility and diminished expectations for the Silicon Valley economy. These conditions, combined with declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the Silicon Valley economy may adversely affect the financial condition and the liquidity and financial condition of our tenants and result in a significantly higher level of defaults. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FURTHER OUR BUSINESS OBJECTIVES.

Our ability to acquire properties depends upon our ability to obtain capital. The real estate industry is currently experiencing a volatile capital market. The lack of capital is expected to cause a decrease in the level of new investment activity. An inability to obtain debt capital on acceptable terms could delay or prevent us from acquiring desirable investments.

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

SUBSTANTIAL OWNERSHIP INTEREST
The Berg Group currently owns O.P. Units representing approximately 74.1% of the equity interests in the operating partnerships and approximately 73.7% of our equity interests on a Fully Diluted basis as of December 31, 2008. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group's ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

LIMITED PARTNER APPROVAL RIGHTS
Mr. Berg and other limited partners, including other members of the Berg Group, may restrict our operations and activities through rights provided under the terms of the amended and restated agreement of limited partnership which governs each of the operating partnerships and our legal relationship to each operating partnership as its general partner. Matters requiring approval of the holders of a majority of the O.P. Units, which necessarily would include the Berg Group, include the following:

- the amendment, modification or termination of any of the operating partnership agreements;
- the transfer of any general partner interest in the operating partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of our corporation;
- the admission of any additional or substitute general partners in the operating partnerships;
-    any other change of control of the operating partnerships;
- a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee for any of the assets of the operating partnerships; and
-    the institution of any bankruptcy proceeding for any operating partnership.

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

Our contracts with the Berg Group provide it with interests that could conflict with those of our other stockholders, including the following:

- our headquarters are leased from an entity owned by the Berg Group, to whom we pay rent of $10,000 per month;
- the Berg Group is permitted to conduct real estate and business activities other than our business;
- if we decline an opportunity that has been offered to us, the Berg Group may pursue it, which would reduce the amount of time that Mr. Berg could devote to our affairs and could result in the Berg Group's development of properties that compete with our properties for tenants;
- in general, we have agreed to limit the liability of the Berg Group to our corporation and our stockholders arising from the Berg Group's pursuit of these other opportunities;
- we acquired most of our properties from the Berg Group on terms that were not negotiated at arm's length and without many customary representations and warranties that we would have sought in an acquisition from an unrelated party; and
- we have assumed liability for debt to the Berg Group and debt for which the Berg Group was liable.

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

RELATED PARTY DEBT
We are liable under a mortgage loan of approximately $8.8 million due June 2013, which was extended from the original maturity date of June 2010, in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. If we are unable to repay our debt to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, "Risk Factors - Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall."

OUR OPTION TO ACQUIRE R&D PROPERTIES DEVELOPED ON EXISTING LAND AND LAND ACQUIRED IN THE FUTURE BY THE BERG GROUP WILL TERMINATE WHEN THE BERG GROUP'S OWNERSHIP INTEREST HAS BEEN REDUCED, OR IF EARLIER, ON DECEMBER 31, 2010.

The Berg Land Holdings Option Agreement, as amended, which provides us with significant benefits and opportunities to acquire additional R&D properties from the Berg Group, will expire on the earlier of December 31, 2010 and the date on which the Berg Group and their affiliates (excluding us and the operating partnerships) own less than 65% of our common stock on a Fully Diluted basis. Although we do not currently perceive growth opportunities from the land that is subject to the Berg Land Holdings Option Agreement, it is possible that the termination of that agreement will result in limitation of our growth, which could cause our stock price to fall.

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

GEOGRAPHIC CONCENTRATION
All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as the "Silicon Valley." The Silicon Valley economy has weakened after relatively recent years and there remains significant excess capacity for R&D properties in the Silicon Valley. At present, future increases in values and rents for our properties depend to a significant extent on a strong recovery of this region's economy, which we do not currently foresee.

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

There can be no assurance that we will not take impairment charges in the future related to the impairment of our assets. As of the years ended December 31, 2008 and 2007, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company's results of operations and funds from operations in the period in which the charge is taken.

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

Our Board of Directors will determine the amount and timing of distributions by the operating partnerships and of distributions to our stockholders. Our Board of Directors will consider many factors prior to making any distributions, including the following:

-    the amount of cash available for distribution;
-    availability of financing;
-    our financial condition;
-    whether to reinvest funds rather than to distribute such funds;
-    our committed and projected capital expenditures;
- the amount of cash required for new property acquisitions, including acquisitions under our existing agreements with the Berg Group;
-    the amount of our annual debt service requirements;
- the annual distribution requirements under the REIT provisions of the federal income tax laws;
-    our projected rental rates and revenues;
-    our ability to collect rent payments;
- prospects of tenant renewals and re-leases of properties subject to expiring leases;
- cash required for re-leasing activities; and o such other factors as our Board of Directors deem relevant.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR STOCK.

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2008, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. In addition, pursuant to a registration statement on Form S-3 declared effective by the SEC in April 2006, all shares of common stock acquired upon exchange of currently outstanding O.P. Units may be resold without any such restrictions. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, also may be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

LEASING

The current leases for our properties have terms ranging from month-to-month to 12 years. Most of the leases provide for fixed periodic rental increases. Substantially all of the leases are triple-net leases pursuant to which the tenant is required to pay substantially all of the property operating expenses, including all maintenance and repairs, property taxes and insurance, and excluding only certain structural repairs to the building shell. Most of the leases contain renewal options that allow the tenant to extend the lease based on adjustments to then prevailing market rates, or based on fixed rental adjustments, which may be at or below market rates.

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

The following table sets forth certain information relating to our properties as of December 31, 2008:


                                                                                                             Major
                                                                                                            Tenants'
                                          Total     Percentage     Average                                 Rentable
                              No. of    Rentable  Occupied as of    2008                                    Sq. Ft.    2008 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2008  Occupancy  Major Tenants                at 12/31/08  Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5300-5350 Hellyer Avenue (2)    2       160,000        100%         100%     Tyco Electronics Corporation   160,000     $3,844,283

10401-10411 Bubb Road (2)       1        20,330         78%          78%     Aeroflex, Inc.                  15,830        216,080

45365 Northport Loop West       1        64,218          0%           0%     Vacant                               -              -

45738 Northport Loop West       1        44,256        100%         100%     Quicksil, Inc.                  44,256        606,307

4050 Starboard Drive            1        52,232        100%         100%     Flash Electronics, Inc.         52,232        531,726

3501 West Warren Avenue &       1        67,864         24%          63%     Oakland Fluid System Tech, Inc. 16,524        697,869
46600 Fremont Boulevard

48800 Milmont Drive             1        53,000          0%           0%     Vacant                                -             -

4750 Patrick Henry Drive        1        63,105        100%         100%     Infoblox, Inc.                   63,105       513,675

Triangle Technology Park (2)    7       416,927         73%          77%     Intevac Corporation             169,795     3,308,177
                                                                             Xicom Technology, Inc.           72,336
                                                                             LSA Cleanpart, LLC               28,300
                                                                             SASCO                            25,350



                                                                                                             Major
                                                                                                            Tenants'
                                          Total     Percentage     Average                                 Rentable
                              No. of    Rentable  Occupied as of    2008                                    Sq. Ft.    2008 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2008  Occupancy  Major Tenants                at 12/31/08  Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------
5830-5870 Hellyer Avenue        1       109,715         24%          24%     MeiVac, Inc.                    26,557        261,321

5750 Hellyer Avenue             1        73,312        100%         100%     NDS Surgical Imaging, LLC       73,312        691,270

5500-5550 Hellyer Avenue        2       196,534         66%          20%     CTS Corporation                 78,794        450,646
                                                                             Snap-on, Inc.                   50,643

5400 Hellyer Avenue             1        77,184         73%          69%     Nortel Networks, Inc.           34,702        578,072
                                                                             Capella, Inc.                   21,750

5325-5345 Hellyer Avenue        2       256,500        100%         100%     Celestica Asia, Inc.           256,500      5,726,892

5905-5965 Silver Crk Valley Rd. 4       346,000          0%           0%     Vacant                               -              -

5845 Hellyer Avenue             1        98,500          0%           0%     Vacant                               -              -

855 Embedded Way                1        67,912        100%          47%     Celestica Asia, Inc.            39,039        666,473
                                                                             Lynuxworks, Inc.                28,873

1065-1105 La Avenida Street     5       515,700        100%         100%     Microsoft Corporation          515,700     12,576,156

1875 Charleston Road            1        42,126        100%         100%     Netlogic Microsystems, Inc.     42,126        872,004

1750 Automation Parkway         1        80,641        100%         100%     JDS Uniphase Corporation        80,641      1,466,533

1756 Automation Parkway         1        80,640         36%          36%     A&D Engineering, Inc.           28,739        317,364

1762 Automation Parkway         1        61,100        100%         100%     Hermes Microvision, Inc.        61,100        642,620

1768 Automation Parkway         1       110,592         67%          86%     2Wire, Inc.                     74,584      1,306,014

255 Caspian Drive               1       119,756        100%         100%     Equinix Operating Company, Inc.119,756      2,532,839

245 Caspian Drive (3)           1             -          -            -       -                                   -              -

5981 Optical Court              1       110,542        100%         100%     SoloPower, Inc.                110,542      1,563,751

5970 Optical Court              1       128,520        100%         100%     Photon Dynamics, Inc.          128,520      2,018,460

5900 Optical Court              1       165,000        100%         100%     Stryker Corporation            165,000      3,515,430

2630 Orchard Parkway            1        60,633          0%           0%     Vacant                               -              -

2610 Orchard Parkway            1        54,093          0%           0%     Vacant                               -              -

55 West Trimble Road            1        91,722          0%           0%     Vacant                               -              -

2001 Walsh Avenue               1        80,000        100%         100%     Nvidia Corporation              80,000        952,830

2880 Scott Boulevard            1       200,000        100%         100%     NEC Electronics America, Inc.  200,000      2,522,730

2890 Scott Boulevard            1        75,000        100%          50%     Nvidia Corporation              75,000        787,500

2770-2800 Scott Boulevard       1        99,800        100%         100%     Nvidia Corporation              99,800      1,292,914

2300 Central Expressway         1        46,338        100%         100%     Juniper Networks, Inc.          46,338        660,204

2220 Central Expressway         1        62,522        100%         100%     Tellabs, Inc.                   62,522        705,874

2330 Central Expressway         1        62,522        100%         100%     Tellabs, Inc.                   62,522        705,873

233 South Hillview Drive        2        95,690        100%         100%     Exar Corporation                95,690      1,330,272

2251 Lawson Lane                1       125,000         51%           7%     Synaptics, Inc.                 64,270        154,249

1230 East Arques                1        60,000        100%         100%     Fujitsu                         60,000        349,964

1250 East Arques                4       200,000        100%         100%     Fujitsu                        200,000        869,311

                                                                                                             Major
                                                                                                            Tenants'
                                          Total     Percentage     Average                                 Rentable
                              No. of    Rentable  Occupied as of    2008                                    Sq. Ft.    2008 Annual
Location                    Properties   Sq. Ft.   Dec. 31, 2008  Occupancy  Major Tenants                at 12/31/08  Base Rents(1)
------------------------------------------------------------------------------------------------------------------------------------


20400 Mariani Avenue            1       105,000        100%          75%     Apple, Inc.                    105,000        723,006

10500 De Anza Boulevard         1       211,000        100%         100%     Apple, Inc.                    211,000      4,070,567

20605-705 Valley Green Drive    2       142,000        100%         100%     Apple, Inc.                    142,000      2,487,840

10300 Bubb Road                 1        23,400        100%         100%     Apple, Inc.                     23,400        267,462

10440 Bubb Road                 1        19,500        100%         100%     Novare Surgical Systems, Inc.   10,833        271,302

10450-10460 Bubb Road           1        45,460        100%         100%     Ricoh Corporation               30,460        656,800
                                                                             VMWare, Inc.                    15,000

1135 Kern Avenue                1        18,300          0%           0%     Vacant                               -              -

450 National Avenue             1        36,100          0%          20%     Vacant                               -        105,820

3301 Olcott Street              1        64,500          0%           0%     Vacant                               -              -

2800 Bayview Avenue             1        59,736          0%           0%     Vacant                               -              -

5521 Hellyer Avenue             1       203,800         44%          44%     Nanosolar, Inc.                 89,040        587,664

6850 Santa Teresa Boulevard     1        30,000         41%          41%     Bio-Medical Applications of CA  12,350        123,341

6810 Santa Teresa Boulevard &   1        54,996         87%          87%     ZiLOG, Inc.                     40,527        587,340
180 Great Oaks Boulevard

140-160 Great Oaks Boulevard    2       105,300         75%          75%     Semiconductor Tooling Services  53,300        809,616
& 6781 Via Del Oro                                                           Santa Clara Valley Water Dist.  25,429

6540-6541 Via Del Oro &         2        66,600         71%          73%     Modutek Corporation             21,376        466,635
6385-6387 San Ignacio Avenue

6311-6351 San Ignacio Avenue    5       362,767         55%          48%     Saint Gobain                    95,953      2,917,008
                                                                             Stion Corporation               64,435
                                                                             Teledex, LLC                    30,000

6320-6360 San Ignacio Avenue    1       157,292         12%          12%     Quantum 3D, Inc.                19,600        368,190

75 East Trimble Road &          2       170,810         59%          59%     Comerica, Inc.                  93,984      1,149,828
2610 North First Street

2904 Orchard Parkway            1        75,335        100%         100%     BAE Systems Land & Armaments    75,335      1,020,529

3236 Scott Boulevard            1        54,672        100%         100%     Mimix Broadband, Inc.           54,672        726,462

1212 Bordeaux Lane              1        71,800        100%         100%     Loral Space &                   71,800        722,334
                                                                             Communications, Inc.

McCandless Technology Park     14       705,958         22%          24%     ST Assembly Test Services, Inc. 33,984      1,261,013
                                                                             Consentry Networks, Inc.        33,821

1600 Memorex Drive              1       107,500         21%          21%     International Network           22,800        223,326
                                                                             Services, Inc.

1688 Richard Avenue             1        52,800        100%         100%     NWE Technology, Inc.            52,800        393,444

1700 Richard Avenue             1        58,783        100%         100%     Cincinnati Bell, Inc.           58,783        861,175

Morgan Hill Land (4)            -             -          -            -      -                                    -              -

300 Montague Expressway         1        49,457          0%           1%     Vacant                               -         30,767

337 Trade Zone Boulevard        1        42,912          0%           0%     Vacant                               -              -

324-368 Montague Expressway     1        56,265          0%           0%     Vacant                               -              -

                             --------------------                                                                    ---------------
  TOTAL                       111     8,047,569         66%                                                            $76,067,152
                             ====================                                                                    ===============

(1) Annual cash rents do not include the recognition of rental income on the straight-line method of accounting required by accounting principles generally accepted in the United States of America ("GAAP") under which contractual rent payment increases are recognized evenly over the lease term.
(2)  Joint venture properties.
(3) Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired during 2001.
(4) This property comprises of 55 acres of vacant land, which could support approximately 800,000 rentable square feet of space. The vacant land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use.

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

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the properties beginning with 2009, assuming that none of the tenants exercise existing renewal options or termination rights. The table excludes 2,701,554 rentable square feet that were vacant as of December 31, 2008.

                        Number of                                                           Percentage of Total Annual
       Year of Lease    Expiring     Rentable Square Footage      2009 Annual Base Rent      Base Rent Represented By
        Expiration       Leases    Subject to Expiring Leases   Under Expiring Leases (1)       Expiring Leases (2)
     --------------------------------------------------------------------------------------------------------------------
           2009              22              369,613                    $1,777,373                      2.2%

           2010              12              572,000                     9,298,560                     11.3%

           2011              15              827,605                    12,225,746                     14.9%

           2012              13            1,001,452                    14,883,768                     18.1%

           2013               6              459,737                     5,801,817                      7.1%

           2014              11            1,281,952                    23,158,141                     28.2%

           2015               4              328,211                     6,313,276                      7.7%

           2016               2              144,600                     2,959,748                      3.6%

           2017               3              241,089                     3,050,940                      3.7%

        Thereafter            1              119,756                     2,608,286                      3.2%

                       --------------------------------------------------------------------------------------------------

                             89            5,346,015                   $82,077,655                     100%
                       ==================================================================================================


(1) The base rent for expiring leases is based on 2009 scheduled cash rent, which is different than annual rent determined in accordance with GAAP.
(2)  Based upon 2009 cash rent as discussed in Note (1).

If we are unable to lease a significant portion of the available space or space scheduled to expire in 2009 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be affected adversely.

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

ITEM 3.   LEGAL PROCEEDINGS

Neither the operating partnerships, our properties nor we are subject to any material litigation nor, to our knowledge, is any material litigation threatened against the operating partnerships, our properties or us. From time to time, we are engaged in legal proceedings arising in the ordinary course of our business. We do not expect any of such proceedings to have a material adverse effect on our cash flows, financial condition or results of operations. We are currently involved in the following legal proceedings and we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our operating results, cash flows or financial condition.

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while the Maryland case was pending, we filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara, Case No. CV 796249. The case was stayed pending resolution of the Maryland case, and we dismissed our suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which we demurred. The Court sustained our demurrer with leave to amend. Subsequently, RPC filed an amended complaint, and we submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled our demurrer. We sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, we filed a motion for summary judgment in the California Superior Court which was denied. In October 2008, a motion filed by RPC for summary judgment in the California Superior Court was denied. A trial in the California Superior Court commenced in February 2009.

The Independent Directors Committee of the Board of Directors has exercised the right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company, as more fully explained under Item 8, "Financial Statements and Supplementary Data - Note 13."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HISTORICAL PERFORMANCE COMPARISON

The following graph compares the change in the Company's cumulative stockholder return on its shares of common stock to the cumulative total return of the NAREIT Equity REIT Total Return Index ("NAREIT Equity Index") and the Standard & Poor's 500 Stock Index ("S&P 500 Index") from December 31, 2003 to December 31, 2008. The line graph starts December 31, 2003. The graph assumes that the value of the investment in the Company's common stock was $100 at December 31, 2003 and that all dividends were reinvested. The common stock's price on December 31, 2003 was $12.95. The Company obtained the information about the NAREIT Equity Index and S&P 500 Index from each entity respectively, and has assumed that the information is reliable, but cannot assume its accuracy.


                                [OBJECT OMITTED]

        The stock price performance shown in the graph is not necessarily indicative of future performance of the Company's common stock.


Our common stock is listed on the Nasdaq Stock Market, LLC ("NASDAQ") and trades under the symbol "MSW." The closing price of our common stock on December 31, 2008, the last trading day of the year, was $7.65 per share. The high and low closing price per share of common stock as reported on NASDAQ during each quarter of 2008 and 2007 were as follows:

                                                     2008                              2007
                                         -----------------------------     -----------------------------
                                             High            Low               High            Low
                                         -------------   -------------     -------------   -------------
                1st Quarter                  $10.13          $8.36             $14.60         $11.89
                2nd Quarter                  $12.39          $9.45             $14.85         $13.00
                3rd Quarter                  $11.36          $8.58             $14.01         $11.30
                4th Quarter                   $9.27          $6.11             $12.50          $9.23


On February 28, 2009, there were 171 registered holders of the Company's common stock.

DIVIDEND POLICY

We declared and paid dividends in each quarter of 2008 and 2007. We expect to pay quarterly dividends during 2009. The following tables show information for quarterly dividends for 2008 and 2007.

                                                              2008
                                         -----------------------------------------------
                                                                             Dividend
                                         Record Date     Payment Date        Per Share
                                         -------------   -------------     -------------
                1st Quarter                03/31/08        04/03/08            $0.20
                2nd Quarter                06/30/08        07/03/08             0.20
                3rd Quarter                09/30/08        10/09/08             0.20
                4th Quarter                12/31/08        01/08/09             0.20
                                                                           -------------
                   Total                                                       $0.80
                                                                           =============


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

For federal income tax purposes, we have characterized the dividends declared in 2008 as follows: 73.3% taxable ordinary income, 22.2% capital gain and 4.5% unrecaptured section 1250 gain (unaudited). For 2007, we have characterized 97% taxable ordinary income, 2% capital gain and 1% unrecaptured section 1250 gain (unaudited).

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

Selected  consolidated  financial  data is derived  from the  audited  financial
statements   and  notes  thereto  (see  Item  8,   "Financial   Statements   and
Supplementary Data") and is as follows:

                                                                                Year Ended December 31,
                                                       --------------------------------------------------------------------------
                                                           2008           2007           2006           2005            2004
                                                       -------------  -------------  -------------  --------------  -------------
                                                                     (dollars in thousands, except per share data)
     OPERATING INFORMATION: (1)
     Operating revenues:
       Rental revenue from real estate                   $79,075        $80,337        $91,457        $99,082        $116,410
       Above market lease intangible asset
          amortization                                         -         (4,091)        (1,888)        (1,888)         (1,888)
       Tenant reimbursements                              16,406         13,355         13,061         14,030          14,054
       Other income, including lease terminations and
          settlements                                      4,223         61,982         18,222          4,023           6,861
                                                       -------------  -------------  -------------  --------------  -------------
     Total operating revenues                             99,704        151,583        120,852        115,247         135,437
                                                       -------------  -------------  -------------  --------------  -------------

     Operating expenses:
        Property operating, maintenance and real
           estate taxes                                   23,460         20,371         18,505         18,613          18,952
        General and administrative                         2,635          3,035          2,248          1,910           2,011
        Depreciation and amortization of real estate      23,224         22,588         21,579         20,329          20,602
                                                       -------------  -------------  -------------  --------------  -------------
     Total operating expenses                             49,319         45,994         42,332         40,852          41,565
                                                       -------------  -------------  -------------  --------------  -------------

     Operating income                                     50,385        105,589         78,520         74,395          93,872

     Other income (expenses):
        Equity in earnings of unconsolidated joint
           venture                                        19,617          1,408          1,985            724           2,947
        Interest and dividend income                       1,735          3,086          2,344            567               -
        Unrealized loss from investment in marketable
           securities                                       (278)             -              -              -               -
        Interest expense                                 (19,787)       (20,131)       (20,708)       (21,294)        (17,581)
        Interest expense - related parties                (1,332)          (724)          (755)          (972)         (1,077)
                                                       -------------  -------------  -------------  --------------  -------------
          Income from continuing operations before
            minority interests                            50,340         89,228         61,386         53,420          78,161
        Minority interests from continuing operations    (40,206)       (71,471)       (49,928)       (44,136)        (64,936)
                                                       -------------  -------------  -------------  --------------  -------------
              Income from continuing operations           10,134         17,757         11,458          9,284          13,225

     Discontinued operations, net of minority interests:
        Gain from disposal of discontinued operations(2)       -          1,126          2,935            445               -
        Income attributable to discontinued operations (2)     -              5            237            298              87
                                                       -------------  -------------  -------------  --------------  -------------
          Income from discontinued operations                  -          1,131          3,172            743              87
                                                       -------------  -------------  -------------  --------------  -------------

     Net income to common stockholders                   $10,134        $18,888        $14,630        $10,027         $13,312
                                                       =============  =============  =============  ==============  =============
     Net income to minority interests                    $40,206        $76,960        $66,358        $47,524         $66,100
                                                       =============  =============  =============  ==============  =============

     Basic net income per share from continuing            $0.51          $0.90          $0.60          $0.51           $0.73
     operations
                                                       =============  =============  =============  ==============  =============
     Diluted net income per share from continuing          $0.51          $0.89          $0.59          $0.51           $0.73
     operations
                                                       =============  =============  =============  ==============  =============

     Basic net income per share from discontinued           -             $0.06          $0.17          $0.04           $0.01
     operations
                                                       =============  =============  =============  ==============  =============
     Diluted net income per share from discontinued         -             $0.06          $0.17          $0.04           $0.01
     operations
                                                       =============  =============  =============  ==============  =============

     Basic net income per share to common stockholders     $0.51          $0.96          $0.77          $0.55           $0.74
                                                       =============  =============  =============  ==============  =============
     Diluted net income per share to common                $0.51          $0.95          $0.76          $0.55           $0.74
     stockholders
                                                       =============  =============  =============  ==============  =============

     PROPERTY AND OTHER INFORMATION:
        Total properties, end of period (3)                  111            109            107            107             109
        Total rentable square feet, end of period(000's)   8,048          7,862          7,701          7,780           7,917
        Average monthly rental revenue per square foot(4)  $1.25          $1.42          $1.57          $1.58           $1.80
        Occupancy for leased properties, end of period       66%            62%            69%            69%             71%

     Dividends per share to common stockholders            $0.80          $0.64          $0.64          $0.64           $0.88

     Funds from operations (5)                           $55,334       $114,867        $86,585        $79,152        $103,320
     Funds from operations per share (5)(6)                $0.52          $1.09          $0.83          $0.76           $0.99

     CASH FLOW INFORMATION:
        Cash flows provided by operating activities      $39,775        $23,501        $27,012        $21,898         $38,970
        Cash flows used in investing activities         ($29,605)       ($8,548)       ($5,369)       ($2,875)        ($1,519)
        Cash flows (used in) provided by financing
           activities                                   ($33,861)      ($25,047)      ($19,299)       $10,899        ($40,061)


                                                                                     December 31,
                                                       --------------------------------------------------------------------------
                                                           2008            2007           2006           2005           2004
                                                       -------------  -------------  -------------  --------------  -------------
                                                                                (dollars in thousands)
        BALANCE SHEET INFORMATION:
        Real estate assets, net of accumulated depr.
          & amort.                                      $943,579       $922,117       $898,889       $927,381        $960,863
        Total assets                                  $1,034,285     $1,053,885     $1,027,487     $1,023,377      $1,005,656
        Mortgage notes payable                          $330,908       $337,520       $348,101       $357,481        $292,822
        Mortgage notes payable - related parties          $8,761         $9,224         $9,654        $10,051         $10,420
        Revolving line of credit                         $13,079              -              -              -         $24,208
        Line of credit - related parties                       -              -              -              -          $9,560
        Total liabilities                               $402,382       $388,581       $397,327       $407,680        $380,355
        Minority interests                              $497,485       $526,626       $501,282       $500,682        $512,089
        Stockholders' equity                            $134,418       $138,678       $128,878       $115,015        $113,212
        Common stock outstanding                      19,748,211     19,664,087     19,443,587     18,448,791      18,097,191
        O.P. Units issued and outstanding             85,526,965     85,533,935     85,206,199     86,088,095      86,384,695

(1) Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.
(2) Upon the implementation of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations.
(3) As of December 31, 2008, 2007, 2006, 2005 and 2004, total properties include a property at 245 Caspian in Sunnyvale with no building. In 2001, we paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.
(4) Average monthly rental revenue per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.
(5) Funds from Operations ("FFO") is a non-GAAP financial term used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unit holders (computed in accordance with GAAP), including non-recurring events other than "extraordinary items" under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Additionally, our 2008, 2007, 2006, 2005 and 2004 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared to other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO should neither be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO.
(6) Considering the potential effect of all O.P. Units being exchanged for shares of the Company's common stock.

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

A reconciliation of net income to common stockholders to FFO for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 follows:

                                                                                Year Ended December 31,
                                                        ------------------------------------------------------------------------
                                                            2008           2007          2006           2005          2004
                                                        -------------- ------------- -------------- ------------- --------------
                                                                      (dollars in thousands, except per share data)
    Net income to common stockholders                     $10,134        $18,888       $14,630        $10,027       $13,312
    Add:
        Minority interests (1)                             39,838         76,458        65,859         47,045        65,614
        Depreciation and amortization of real estate (2)   25,833         26,050        24,636         24,286        24,394
    Less:
        Gain on sales of assets or joint venture assets   (20,471)        (6,529)      (18,540)        (2,206)            -
                                                        -------------- ------------- -------------- ------------- --------------
    FFO                                                   $55,334       $114,867       $86,585        $79,152      $103,320
                                                        ============== ============= ============== ============= ==============

    Weighted average common shares and
       O.P. Units-diluted                                105,524,677    105,016,651   104,809,155    104,545,776    104,521,271
    FFO per common share and O.P. Unit-diluted              $0.52          $1.09         $0.83         $0.76          $0.99

(1) Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average minority interests' ownership percentage. Minority interests for third parties totaling approximately $368, $502, $499, $479 and $486 in 2008, 2007, 2006, 2005 and 2004, respectively, was deducted from total minority interest in calculating FFO. (dollars in thousands)
(2) Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling approximately $900, $757, $849, $984 and $874 in 2008, 2007, 2006, 2005 and 2004, respectively, and amortization of leasing commissions totaling approximately $1,709, $2,558, $1,513, $1,703 and $1,644 in 2008, 2007, 2006, 2005 and 2004, respectively.
     Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in our consolidated statements of operations. (dollars in thousands)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS WITH RESPECT TO THE FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES OF MISSION WEST PROPERTIES, INC. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN PART I - ITEM 1A, RISK FACTORS.

OVERVIEW AND BACKGROUND

Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all of its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties, in a transaction completed on September 2, 1997. At that time the Berg Group and other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval. Effective July 1, 1998, we consummated our acquisition of the general partner interests in the operating partnerships through the purchase of the general partner interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partner interests represented the balance of the ownership of the operating partnerships. At December 31, 2008, we owned an 18.73% general partner interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 7.14 million rentable square feet of R&D buildings and vacant land under the Pending Project Acquisition Agreement, the Berg Land Holdings Option Agreement, and from unrelated third parties. The total cost of these properties was approximately $739.3 million. To acquire these properties, we paid cash or exchanged existing properties, issued a total of 28,510,261 O.P. Units and assumed debt totaling approximately $331.3 million.

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

Almost all of our earnings and cash flow is derived from rental revenue received pursuant to leased R&D space at our properties. Key factors that affect our business and financial results include the following:

-    the current turmoil in the credit markets;
-    economic conditions generally and the real estate market specifically;
-    the occupancy rates of the properties;
-    rental rates on new and renewed leases;
-    tenant improvement and leasing costs incurred to obtain and retain tenants;
-    operating expenses;
-    cost and availability of capital;
-    interest rates;
-    the extent of acquisitions and sales of real estate;
- legislative or regulatory provisions (including changes to laws governing the taxation of REITs);
-    competition;

- supply of and demand for R&D, office and industrial properties in our current and proposed market areas;
-    tenant defaults and bankruptcies;
-    lease term expirations and renewals;
-    changes  in  general   accounting   principles,   policies  and  guidelines
     applicable to REITs; and
- ability to timely refinance maturing debt obligations and the terms of any such refinancing.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
We consolidate all variable interest entities ("VIE") in which we are deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). As of December 31, 2008, we consolidated one VIE in the accompanying consolidated financial statements in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Item 8, "Financial Statements and Supplementary Data - Note 7" for further discussion of this transaction).

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

RESULTS OF OPERATIONS

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2008 TO THE YEAR ENDED  DECEMBER 31,
2007

RENTAL REVENUE FROM CONTINUING PROPERTY OPERATIONS
As of December 31, 2008 and 2007, through our controlling interests in the operating partnerships, we owned 111 and 109 R&D properties totaling approximately 8.0 and 7.9 million rentable square feet, respectively. We acquired two R&D properties during 2008.

The following table depicts the amounts of rental revenue from continuing operations for the years ended December 31, 2008 and 2007 represented by our historical properties and the percentage of the total decrease in rental revenue over the period that is represented by each group of properties.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $76,375            $80,282             ($3,907)            (4.9%)
    2007 Acquisitions (2)                    33                 55                 (22)           (40.0%)
    2008 Acquisitions (3)                 3,389                  -               3,389            100.0%
                                     --------------     ---------------     --------------
         Total                          $79,797            $80,337               ($540)            (0.7%)
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2007 that we still owned as of December 31, 2008.
(2) Operating rental revenue for 2007 Acquisitions do not reflect a full 12 months of operations in 2007 because these properties were acquired at various times during the year.
(3) Operating rental revenue for 2008 Acquisitions do not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

For the year ended December 31, 2008, our rental revenue from real estate decreased by approximately ($0.5) million, or (0.7%). Pursuant to SFAS 141, approximately $4.1 million of amortization expense with respect to above-market leases that we obtained through property acquisitions was offset against revenue for the year ended December 31, 2007. The ($0.5) million decrease in rental revenue resulted from current adverse market conditions as "Same Property" rents decreased due to lease terminations, cessation of tenant operations and tenant relocations since December 31, 2007.

Our overall occupancy rate for leased properties at December 31, 2008 and 2007 was approximately 66.4% and 61.7%, respectively. According to the BT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2008 was approximately 83.7%. Due to an over supply of R&D properties and competitive bidding for tenants by other landlords in the Silicon Valley bidding for tenants, our occupancy rate may drop further in 2009 if the approximately 370,000 rentable square feet scheduled to expire is not renewed or re-leased. Factors that contributed to our low occupancy rate were primarily the general downturn in the Silicon Valley's economy in recent years, the softening of the R&D property market specifically, as well as the weaker relative performance of certain properties due to their location and the weak demand in those submarkets.

OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS
The following table depicts the amounts of other income, including lease terminations and settlements, from continuing operations for the years ended December 31, 2008 and 2007.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Other income                         $4,223            $61,982            ($57,759)           (93.2%)

Other income, including lease terminations and settlements, of approximately $4.2 million for the year ended December 31, 2008 included approximately $3.0 million from lease termination fees, $1.0 million from management fees, and $0.2 million from miscellaneous income. Other income, including lease terminations and settlements, of approximately $62.0 million for the year ended December 31, 2007 included approximately $57.5 million from lease termination fees, $1.8 million from security deposit forfeitures, $1.0 million from management fees, $0.3 million from tenant bankruptcy settlements and $1.4 million from miscellaneous income. In 2007, of the $57.5 million in lease termination fees, approximately $46 million was from the Ciena Corporation lease termination. Management fees are paid by the tenants to the landlord for the administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

EXPENSES FROM CONTINUING PROPERTY OPERATIONS
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes ("operating expenses") from continuing operations for the years ended December 31, 2008 and 2007 and the percentage of total increase in expenses over the period that is represented by each group of properties.


                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Same Property (1)                   $22,657            $20,107              $2,550              12.7%
    2007 Acquisitions (2)                   403                264                 139              52.7%
    2008 Acquisitions (3)                   400                  -                 400             100.0%
                                     --------------     ---------------     --------------
         Total                          $23,460            $20,371              $3,089              15.2%
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2007 that we still owned as of December 31, 2008.
(2) Operating expenses for 2007 Acquisitions do not reflect a full 12 months of operations in 2007 because these properties were acquired at various times during the year.
(3) Operating expenses for 2008 Acquisitions do not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

Operating expenses from continuing operations increased by approximately $3.1 million, or 15.2%, from $20.4 million for the year ended December 31, 2007 to $23.5 million for the year ended December 31, 2008 primarily due to higher real estate taxes, maintenance and repair costs and utility rates. Tenant reimbursements from continuing operations increased by approximately $3.0 million, or 22.8%, from $13.4 million for the year ended December 31, 2007 to $16.4 million for the year ended December 31, 2008. The increase in tenant reimbursements resulted primarily from the increase in operating expenses. Total operating expenses exceeded tenant reimbursements because of vacancies which reached approximately 2.7 million rentable square feet by year-end 2008. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2008 our vacancy rate was approximately 34%.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2008 and 2007.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    General and administrative           $2,635             $3,035              $400               (13.2%)

General and administrative expenses decreased by approximately ($0.4) million, or (13.2%), from $3.0 million for the year ended December 31, 2007 to $2.6 million for the year ended December 31, 2008. The decrease in general and administrative expenses was primarily a result of higher legal fees associated with a potential acquisition of the Company in 2007 that did not recur in 2008.

The following table depicts the amounts of depreciation and amortization expense of real estate from continuing operations for the years ended December 31, 2008 and 2007.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Depreciation and amortization       $23,224            $22,588             $636                  2.8%


Depreciation and amortization expense of real estate from continuing operations increased by approximately $0.6 million, or 2.8%, primarily due to two property acquisitions, new construction of tenant improvements and the write-off of tenant improvements in connection with a lease termination.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
The following table depicts the amounts of equity in earnings of unconsolidated joint venture from operations for the years ended December 31, 2008 and 2007.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Equity in earnings of
       unconsolidated joint venture     $19,617             $1,408              $18,209            1,293.3%


As of December 31, 2008, we had investments in one R&D building, totaling approximately 155,500 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2008 and 2007, equity in earnings from the unconsolidated joint venture was approximately $19.6 million and $1.4 million, respectively. Our equity in earnings from this unconsolidated joint venture increased primarily due to a gain on sale of two R&D properties in 2008. The occupancy rate for the properties owned by this joint venture at December 31, 2008 and 2007 was 100%.

The following table depicts the amounts of interest and dividend income from operations for the years ended December 31, 2008 and 2007.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Interest and dividend income         $1,735             $3,086             ($1,351)            (43.8%)


Interest and dividend income decreased by approximately ($1.4) million, or (43.8%), from $3.1 million for the year ended December 31, 2007 to $1.7 million for the year ended December 31, 2008. The decrease in interest and dividend income was primarily a result of lower cash balance and interest rates. For the year ended December 31, 2008, interest and dividend income totaled approximately $1.1 million and $0.6 million, respectively. For the year ended December 31, 2007, interest income totaled approximately $3.1 million.

In 2008, we recorded an unrealized loss from investment in marketable securities of approximately ($0.3) million. As of December 31, 2008, the fair value of the investment totaled approximately $3.3 million and the cost thereof was approximately $3.6 million.

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2008 and 2007.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2008                2007             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Interest                            $19,787            $20,131               ($344)            (1.7%)
    Interest (related parties)            1,332                724                 608             84.0%
                                     --------------     ---------------     --------------
         Total                          $21,119            $20,855                $264              1.3%
                                     ==============     ===============     ==============

Interest expense decreased by approximately ($0.3) million, or (1.7%). Interest expense (related parties) increased by approximately $0.6 million, or 84.0%, due to short-term notes payable issued to the Berg Group in connection with quarterly dividend distributions. As of December 31, 2008, the short-term notes payable were paid off in full.

NET INCOME TO COMMON STOCKHOLDERS AND NET INCOME TO MINORITY INTERESTS
The following table depicts the amounts of earnings attributable to common stockholders and minority interests for the years ended December 31, 2008 and 2007.

                                             Year Ended December 31,
                                          -------------------------------
                                              2008              2007            $ Change           % Change
                                          -------------     -------------     -------------      -------------
                                                        (dollars in thousands)
    Net income to common stockholders       $10,134           $18,888           ($8,754)            (46.3%)
    Net income to minority interests         40,206            76,960           (36,754)            (47.8%)
                                          -------------     -------------     -------------
         Total                              $50,340           $95,848          ($45,508)            (47.5%)
                                          =============     =============     =============

As of December 31, 2008 and 2007, we owned a controlling general partner interest of 20.02%, 21.85%, 16.31% and 12.52% and 19.94%, 21.78%, 16.26% and
12.48% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned an 18.73% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2008 and 2007. Net income to common stockholders in 2008 decreased by approximately ($8.8) million, or (46.3%), from 2007. Our net income attributable to minority interests in 2008 decreased by approximately ($36.8) million, or (47.8%), from December 31, 2007. The decrease in net income attributable to common stockholders and minority interests resulted primarily due to lower lease termination income and higher operating expenses described above.

Minority interests represent the limited partners' ownership interest of 81.27% in the operating partnerships, on a weighted average basis, as of December 31, 2008 and 2007.

INCOME FROM DISCONTINUED OPERATIONS
The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2008 and 2007.

                                                                                     Year Ended December 31,
                                                                  --------------------------------------------------------------
                                                                              2008                             2007
                                                                  -----------------------------     ----------------------------
                                                                                      (dollars in thousands)
    Income attributable to discontinued operations                                -                            $6,620
    Minority interests in earnings attributable to discontinued operations        -                            (5,489)
                                                                  -----------------------------     ----------------------------
         Income from discontinued operations                                      -                            $1,131
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

We recognized total income of approximately $6.6 million from discontinued operations, of which $1.1 million and $5.5 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2007.

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
                                     ==============     ===============     ==============

(1) "Same Property" is defined as properties owned by us prior to 2006 that we still owned as of December 31, 2007. (
2) Operating rental revenue for 2006 Acquisitions do not reflect a full 12 months of operations in 2006 because these properties were acquired at various times during the year.
(3) Operating rental revenue for 2007 Acquisitions do not reflect a full 12 months of operations in 2007 because these properties were acquired at various times during the year.

For the year ended December 31, 2007, our rental revenue from real estate decreased by approximately ($11.1) million, or (12.2%). Pursuant to SFAS 141, approximately $4.1 million and $1.9 million of amortization expense with respect to above-market leases that we obtained through property acquisitions was offset against revenue for the years ended December 31, 2007 and 2006, respectively. The ($11.1) million decrease in rental revenue resulted from current adverse market conditions as "Same Property" rents decreased due to lease terminations, cessation of tenant operations and tenant relocations since December 31, 2006.

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

OTHER INCOME FROM CONTINUING PROPERTY OPERATIONS
The following table depicts the amounts of other income, including lease terminations and settlements, from continuing operations for the years ended December 31, 2007 and 2006.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Other income                        $61,982            $18,222             $43,760            240.1%

Other income, including lease terminations and settlements, of approximately $62.0 million for the year ended December 31, 2007 included approximately $57.5 million from lease termination fees, $1.8 million from security deposit forfeitures, $1.0 million from management fees, $0.3 million from tenant bankruptcy settlements and $1.4 million from miscellaneous income. In 2007, of the $57.5 million in lease termination fees, approximately $46 million was from the Ciena Corporation lease termination. Other income, including lease terminations and settlements, of approximately $18.2 million for the year ended December 31, 2006 included approximately $16.0 million from lease termination fees, $1.1 million from management fees, $0.5 million from a property tax accrual, $0.2 million from tenant bankruptcy settlements, $0.1 million from security deposit forfeitures and $0.3 million from miscellaneous income. In 2006, of the $16.0 million in lease termination fees, approximately $11.1 million was from the JDS Uniphase lease termination. Management fees are paid by the tenants to the landlord for the administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

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

Operating expenses from continuing operations increased by approximately $1.9 million, or 10.1%, from $18.5 million for the year ended December 31, 2006 to $20.4 million for the year ended December 31, 2007 primarily due to increase in real estate taxes, higher maintenance and repair costs and lease commission write-offs associated with lease terminations. Tenant reimbursements from continuing operations increased by approximately $0.3 million, or 2.3%, from $13.1 million for the year ended December 31, 2006 to $13.4 million for the year ended December 31, 2007. The increase in tenant reimbursements resulted primarily from the increase in operating expenses. Total operating expenses exceeded tenant reimbursements because of vacancies, which reached approximately
3.0 million rentable square feet by year-end 2007. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2007 our vacancy rate was approximately 38%.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2007 and 2006.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    General and administrative           $3,035             $2,248              $787                35.0%

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


Depreciation and amortization expense of real estate from continuing operations increased by approximately $1.0 million, or 4.7%, primarily due to new construction of tenant improvements and the write-offs of additional amortization expense relating to in-place lease value intangible assets pursuant to SFAS 141 in connection with two lease terminations.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
The following table depicts the amounts of equity in earnings of unconsolidated joint venture from operations for the years ended December 31, 2007 and 2006.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Equity in earnings of
       unconsolidated joint venture     $1,408             $1,985               ($577)              (29.1%)


As of December 31, 2007, we had investments in three R&D buildings, totaling approximately 466,600 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in

January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2007 and 2006, equity in earnings from the unconsolidated joint venture was approximately $1.4 million and $2.0 million, respectively. Our equity in earnings from this unconsolidated joint venture decreased primarily due to a gain on sale of one R&D property in 2006 that did not recur in 2007. The occupancy rate for the properties owned by this joint venture at December 31, 2007 and 2006 was 100%.

The following table depicts the amounts of interest and dividend income from operations for the years ended December 31, 2007 and 2006.

                                          Year Ended December 31,
                                     ----------------------------------
                                         2007                2006             $ Change            % Change
                                     --------------     ---------------     --------------     ---------------
                                                    (dollars in thousands)
    Interest and dividend income        $3,086             $2,344                $742                31.7%


Interest and dividend income increased by approximately $0.7 million, or 31.7%, from $2.3 million for the year ended December 31, 2006 to $3.0 million for the year ended December 31, 2007. The increase in interest and dividend income was primarily a result of higher interest rates. For the year ended December 31, 2007, interest income totaled approximately $3.0 million. For the year ended December 31, 2006, interest income totaled approximately $2.3 million.

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
                                     ==============     ===============     ==============

Interest expense decreased by approximately ($0.6) million, or (2.8%). Interest expense (related parties) decreased by ($0.03) million, or (4.1%).

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
                                          =============     =============     =============

As of December 31, 2007 and 2006, we owned a controlling general partner interest of 19.94%, 21.78%, 16.26% and 12.48% and 19.71%, 21.78%, 16.26% and
12.48% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned an 18.73% and 18.23% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2007 and 2006, respectively. Net income to common stockholders in 2007 increased by approximately $4.3 million, or 29.1%, from December 31, 2006. Our net income attributable to minority interests in 2007 increased by approximately $10.6 million, or 16.0%, from December 31, 2006. The increase in net income attributable to common stockholders and minority interests resulted primarily due to higher lease termination fee income described above.

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

We recognized total income of approximately $6.6 million from discontinued operations, of which $1.1 million and $5.5 million were attributable to common stockholders and minority interests, respectively, for the year ended December 31, 2007. For the year ended December 31, 2006, we recognized total income from discontinued operations of approximately $19.6 million. The income to common stockholders and minority interests attributable to discontinued operations from these properties in 2006 was approximately $3.2 million and $16.4 million, respectively.

CHANGES IN FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2008
The most significant changes in our financial condition in 2008 resulted from the acquisition of two R&D properties, the exercise of stock options and the exchange of O.P. Units for shares of the Company's common stock.

During 2008, we acquired two R&D properties representing approximately 186,000 rentable square feet for an aggregate gross purchase price of approximately $35.8 million. We acquired one R&D property in a tax-deferred exchange transaction plus cash and paid cash to members of the Berg Group to acquire the second R&D property.

Debt outstanding, including amounts due related parties, increased by approximately $6.0 million, or 1.7%, from $346.7 million as of December 31, 2007 to $352.7 million as of December 31, 2008. In 2008, we repaid the remaining balance on the Prudential loan with proceeds from the $115 million Hartford loan, borrowed from our revolving line of credit and made recurring scheduled debt payments.

During the year ended December 31, 2008, stock options to purchase 70,487 shares of the Company's common stock were exercised at $10.00 per share and stock options to purchase 6,667 shares of the Company's common stock were exercised at $9.51 per share. The total proceeds to the Company of approximately $0.8 million increased additional paid-in-capital.

In 2008, three limited partners exchanged a total of 6,970 O.P. Units for 6,970 shares of the Company's common stock pursuant to the Exchange Rights Agreement resulting in a reclassification of approximately $0.07 million from minority interests to additional paid-in-capital.

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

Debt outstanding, including amounts due related parties, decreased by approximately ($11.1) million, or (3.1%), from $357.8 million as of December 31, 2006 to $346.7 million as of December 31, 2007 due to normal scheduled debt payments.

In 2007, two limited partners exchanged a total of 220,500 O.P. Units for 220,500 shares of common stock pursuant to the Exchange Rights Agreement resulting in a reclassification of approximately $2.9 million from minority interests to additional paid-in-capital.

The conversion of O.P. Units to shares of the Company's common stock was applied to increase our percentage interest as general partner in the operating partnerships.

LIQUIDITY AND CAPITAL RESOURCES

In 2009, we anticipate operating cash flows from our property portfolio to be lower compared to 2008. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley, principally the south San Jose area. If we are unable to lease a significant portion of the approximately 370,000 rentable square feet scheduled to expire in 2009, as well as our currently available space, our operating cash flows will be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently.

We expect our principal source of liquidity for distributions to stockholders and O.P. Unit holders, debt service, leasing commissions and recurring capital expenditures to come from cash provided by operations and/or future borrowings under our $17.5 million line of credit with the Heritage Bank of Commerce, which we obtained in early 2008. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2009. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on our existing cash reserves. In 2009, we will be obligated to make payments totaling approximately $25.7 million of debt principal under our existing mortgage notes and line of credit without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

On March 4, 2008, we established a $10 million uncollateralized revolving line of credit with Heritage Bank of Commerce ("HBC"). We paid approximately $26,000 in loan and legal fees. On April 17, 2008, we entered into a "Change in Terms Agreement" with HBC that increased the facility from $10 million to $17.5 million. The line of credit bears an interest rate of LIBOR plus 1.75% and matures June 15, 2009. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreements. As of December 31, 2008, we were in compliance with these loan covenants. The proceeds from the HBC line of credit may be used to repay debt, complete acquisitions and finance other working capital requirements.

We expect to renew the HBC line of credit in June 2009 when it matures.

On October 1, 2008, we entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $115 million from Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (the "Hartford Loan"). The
proceeds  were used  primarily  to repay the  remaining  balance of an  existing mortgage loan with Prudential Mortgage Capital Company and to provide other working capital needs. The Hartford Loan bears a fixed interest rate of 6.21%, with a 20-year amortization, and matures October 1, 2018, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $0.84 million are due on the first day of each month. The Hartford Loan is secured by 20 properties consisting of approximately 1.6 million rentable square feet. In connection with the loan, we paid approximately $1.0 million in loan fees and financing costs, which are amortized over the ten year loan period. We have the option to prepay the Hartford Loan, subject to certain yield maintenance provisions, though generally no prepayment is permitted during the first 24 months of the loan term.

As of December 31, 2008, we were in compliance with loan covenants relating to the Allianz, Hartford, Northwestern mortgage loans and the HBC line of credit loan.

Cash and cash equivalents decreased by approximately ($23.7) million from $23.7 million as of December 31, 2007 to zero as of December 31, 2008.

Restricted cash totaled approximately $39.5 million as of December 31, 2008. The entire amount represents a balance we have consolidated due to our adoption of FIN 46R (see Item 8, "Financial Statements and Supplementary Data - Note 7" for further discussion of this transaction). We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We intend to continue operating as a REIT in 2009. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our stockholders. Also as a REIT, we generally will not be subject to federal income taxes on our taxable income.

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

For 2009, we expect to maintain our quarterly dividend payment at the current rate of $0.20 per share to common stockholders and O.P. Unit holders. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant (see Item 1A, "Risk Factors - Stockholders are not assured of receiving cash distributions from us").

On January 8, 2009, we paid dividends of $0.20 per share of common stock to all common stockholders of record as of December 31, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. Unit to all holders of O.P. Units, with the exception of the Berg Group. A short-term note payable, which bears interest at LIBOR plus 2%, in the amount of approximately $10.8 million was issued to the Berg Group and fully paid in February 2009. Aggregate dividends and distributions for the quarter ended December 31, 2008 amounted to approximately $21.1 million.

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

CONTRACTUAL OBLIGATIONS
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, Note, Credit Facility and scheduled interest payments of our fixed-rate and variable-rate debt at December 31, 2008 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
                                        2009          2010         2011           2012           2013      Thereafter        Total
                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
 Principal payments(1)                $25,669      $13,328       $14,109        $14,935        $81,269      $203,438       $352,748
 Interest payments-fixed rate debt(2)  19,170       18,433        17,651         16,825         12,820        62,288        147,187
 Interest payments-variable rate debt(3)  166            -             -              -              -             -            166
 Operating lease obligations(4)           120           30             -              -              -             -            150
                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
    Total                             $45,125      $31,791       $31,760        $31,760        $94,089      $265,726       $500,251
                                   ============= ============= ============= ============== ============= ============= ============

(1) As of December 31, 2008, 96.3% of our debt was contractually fixed and 3.7% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2) The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.
(3) The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on LIBOR plus a 1.75% spread at December 31, 2008, the scheduled interest payment dates and maturity dates .
(4) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

At December 31, 2008, we had total indebtedness of approximately $352.7 million. A table listing our indebtedness as of December 31, 2008 is set forth in Item 8, "Financial Statements and Supplementary Data - Note 8."

At December 31, 2008, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $7.65 per share on December 31, 2008) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 30.4%. On December 31, 2008, the last trading day for the year, total market capitalization was approximately $1.16 billion. By comparison, on December 31, 2007 total debt as a percentage of market capitalization was 25.7% and total market capitalization was approximately $1.35 billion.

At December 31, 2008, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was approximately $2.1 million. The due date of the demand notes has been extended to September 30, 2010. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

The Company's cash flow activities are summarized as follows:

                                                                     Year Ended December 31,
                                                     -----------------------------------------------------------
                                                            2008                 2007                 2006
                                                     -----------------     ----------------     ----------------
                                                                        (dollars in thousands)
    Cash flow provided by operating activities           $39,775               $23,501              $27,012
    Cash flow used in investing activities              ($29,605)              ($8,548)             ($5,369)
    Cash flow (used in) provided by financing activities($33,861)             ($25,047)            ($19,299)


COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2008 TO THE YEAR ENDED  DECEMBER 31,
2007
Cash and cash equivalents were approximately zero at December 31, 2008 compared with $23.7 million at December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2008 was approximately $39.8 million, compared with approximately $23.5 million for the year ended December 31, 2007. The increase in cash provided by operating activities resulted primarily from a $16.9 million cash distribution received from our unconsolidated joint venture, TBI-MWP, from the sale of two R&D buildings.

Cash used in investing primarily consists of property acquisitions, improvements to our properties and investment in marketable securities. Net cash used in investing activities was approximately ($29.6) million for the year ended December 31, 2008 compared with approximately ($8.5) million for the prior year. In 2008, we acquired two properties for approximately $35.8 million, incurred capital expenditures relating to real estate improvements of approximately $6.5 million, invested approximately $3.1 million in marketable securities and transferred excess restricted cash of approximately $7.7 million to our general cash account. We used restricted cash totaling approximately $8.1 million for the acquisition of one R&D property in a tax-deferred exchange transaction involving our former R&D property at Morse Avenue in Sunnyvale, California. In 2007, we acquired six properties for approximately $47.5 million, incurred capital expenditures relating to real estate improvements of approximately $4.9 million and transferred excess restricted cash of approximately $0.6 million to our general cash account. We used restricted cash totaling approximately $43.2 million for the acquisition of three R&D properties and 55 acres of vacant land in tax-deferred exchange transactions involving our former R&D properties at Samaritan Drive in San Jose, California. We sold two R&D properties for approximately $15.4 million, net, as described above, the proceeds of which were reflected on our consolidated balance sheet as restricted cash at December 31, 2007.

Net cash used in financing activities was approximately ($33.9) million for the year ended December 31, 2008, compared with approximately ($25.0) million for the year ended December 31, 2007. During 2008, financing activities included borrowing $115 million under a new collateralized mortgage loan, borrowing approximately $13.1 million under our line of credit, payments of approximately $122.1 million for outstanding debt, borrowing and payment of approximately $19.4 million for the purchase of an R&D building, borrowing and payment of $3 million for a short-term loan, payment of approximately $1.2 million in financing costs related to a new mortgage loan, refund of $1.5 million from a certificate of deposit related to a former loan escrow, receipt of approximately $0.8 million from stock option exercises, payments of approximately $15.0 million to common stockholders as dividends and paid approximately $25.9 million to O.P. Unit holders for distributions in excess of their share of earnings. During 2007, financing activities included payments of approximately $11.0 million for outstanding debt, payment of approximately $1.5 million for a certificate of deposit related to a current loan escrow and payments of approximately $12.5 million to common stockholders as dividends.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2007 TO THE YEAR ENDED  DECEMBER 31,
2006
Cash and cash equivalents were approximately $23.7 million at December 31, 2007, a decrease of ($10.1) million from $33.8 million at December 31, 2006.

Net cash provided by operating activities for the year ended December 31, 2007 was approximately $23.5 million, compared with approximately $27.0 million for the prior year. The decrease in cash provided by operating activities resulted primarily from lower lease termination fee payment, lower deferred rental income and higher leasing commission payments (included in other assets) in 2007.

Cash used in investing primarily consists of property acquisitions, property sales and improvements to our properties. Net cash used in investing activities was approximately ($8.5) million for the year ended December 31, 2007 compared with approximately ($5.4) million for the prior year. In 2007, we acquired six properties for approximately $47.5 million, incurred capital expenditures relating to real estate improvements of approximately $4.9 million and transferred excess restricted cash of approximately $0.6 million to our general cash account. We used restricted cash totaling approximately $43.2 million for the acquisition of three R&D properties and 55 acres of vacant land in tax-deferred exchange transactions involving our former R&D properties at Samaritan Drive in San Jose, California. We sold two R&D properties for approximately $15.4 million, net, as described above, the proceeds of which are reflected on our consolidated balance sheet as restricted cash at December 31, 2007. In 2006, we sold three vacant R&D properties for approximately $42.6 million, net. We acquired three R&D properties for approximately $16.0 million, incurred capital expenditures relating to real estate improvements of approximately $4.3 million and transferred approximately $1.8 million of excess restricted cash to our general cash account. We used restricted cash totaling approximately $13.5 million to complete the acquisition of two R&D properties in a tax-deferred exchange transaction involving our former R&D property at Embedded Way in San Jose, California. Proceeds of approximately $43.0 million, which included earned interest, from the three vacant R&D property dispositions were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2006.

Net cash used in financing activities was approximately ($25.0) million for the year ended December 31, 2007, compared with approximately ($19.3) million for the year ended December 31, 2006. During 2007, financing activities included payments of approximately $11.0 million for outstanding debt, payment of approximately $1.5 million for a certificate of deposit related to a loan escrow and payments of approximately $12.5 million to common stockholders as dividends. During 2006, financing activities included payments of approximately $9.8 million for outstanding debt, receipt of approximately $1.6 million from the refund of an appeal bond, receipt of approximately $1.0 million from stock option exercises and payments of approximately $12.1 million to common stockholders as dividends.

CAPITAL EXPENDITURES

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 2003 through December 31, 2007, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $6.2 million annually. We will have approximately 370,000 rentable square feet under expiring leases in 2009. We expect that the average annual cost of recurring tenant/building improvements and leasing commissions related to these properties will be approximately $5.0 million during 2009. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through our currently available sources of capital, including operating cash flows, cash on hand, and our credit facility(see "Policies with Respect to Certain Activities - Financing Policies" below).

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

While we will emphasize equity real estate investments, we may, in our discretion and subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, invest in mortgage and other real estate interests, including securities of other real estate investment trusts. We have not previously invested in mortgages of other real estate investment trusts. In the fourth quarter of 2008, we invested approximately $3.6 million in securities of another real estate investment trust.

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

In the event that the Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional shares of common stock, preferred stock or other capital stock, including securities senior to the common stock, in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property. In the event that we issue any shares of common stock or securities convertible into or exchangeable or exercisable for, shares of common stock, subject to limited exceptions, such as the issuance of common stock pursuant to any stock incentive plan adopted by us or pursuant to limited partners' exercise of the exchange rights or the put rights, the limited partners will have the right to purchase common stock or such securities in order to maintain their respective percentage interests in us on a Fully Diluted basis. If the Board of Directors determines that we will raise additional equity capital to fund investments by the operating partnerships, we will contribute such funds to the operating partnerships as a contribution to capital and purchase of additional units of general partner interest; however, holders of O.P. Units will have the right to participate in such funding on a pro rata basis. In the event that holders of O.P. Units sell their O.P. Units to us upon exercise of their put rights, we are authorized to raise the funds for such purchase by issuing additional shares of common stock. Alternatively, we may issue additional shares of common stock in exchange for the tendered O.P. Units.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

For  discussion  of recent  accounting  pronouncements,  see Item 8,  "Financial
Statements and Supplementary Data - Note 2" to our consolidated financial statements included in this report.

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

We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effects on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2008. The current terms of our outstanding debt are described in
Item 8, "Financial Statements and Supplementary Data - Note 8." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. We estimated that the fair value of fixed rate debt at December 31, 2008 was approximately $496.3 million.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2008 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2008 will be paid upon maturity.

                                      2009        2010       2011         2012        2013    Thereafter    Total     Fair Value
                                  ----------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
    FIXED RATE DEBT:
    Secured notes payable           $12,591     $13,327     $14,109     $14,935     $81,269    $203,438    $339,669    $496,320
    Weighted average interest rate   5.86%       5.86%       5.86%       5.86%       5.86%       5.86%

    VARIABLE RATE DEBT:
    Unsecured debt                  $13,079        -           -           -           -           -       $13,079     $13,079
    Weighted average interest rate   3.17%         -           -           -           -           -


The fixed rate debt represented 96.3% and 100% and the variable rate debt represented 3.7% and 0% of all debt outstanding for the years ended December 31, 2008 and 2007, respectively.

All of our debt is denominated in United States dollars. The weighted average interest rate for the fixed rate debt was approximately 5.86% and 5.85% for the years ended December 31, 2008 and 2007, respectively. The increase in interest expense attributable to the average interest rate difference between 2007 and 2008 was approximately $0.3 million, which was a result of new debt obtained in 2008.

The primary market risk we face is the risk of interest rate fluctuations. The Heritage Bank of Commerce line of credit, which is tied to a LIBOR based interest rate, was approximately $13.1 million, or 3.7%, of the total $352.7 million of debt as of December 31, 2008. With a floating interest rate we could pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. As of December 31, 2008 and 2007, we did not have any derivative instruments.

The  following  discussion  of  market  risk  is  based  solely  on  a  possible hypothetical change in future market conditions related to our variable rate debt. It includes "forward-looking statements" regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of December 31, 2008, a 1% increase or decrease in interest rates on our $13.1 million of floating rate debt would decrease or increase, respectively, annual earnings and cash flows by approximately $0.1 million, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate any such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MISSION WEST PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 ---------
Report of Independent Registered Public Accounting Firm                                                             44
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting                45
Consolidated Balance Sheets as of December 31, 2008 and 2007                                                        46
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006                          47
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006                48
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006                          49
Notes to Consolidated Financial Statements                                                                          50
Supplemental Financial Information                                                                                  72
Report of Independent Registered Public Accounting Firm  on Financial Statement Schedule                            73
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2008                                      75
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2007                                      77

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mission West Properties, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.



\S\ Burr, Pilger & Mayer, LLP


San Francisco, California
March 13, 2009

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California


We have audited Mission West Properties, Inc.'s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mission West Properties, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008, and the related financial statement schedules listed in the Index at Item 15(a), and our reports dated March 13, 2009 expressed an unqualified opinion thereon.



\S\ Burr, Pilger & Mayer, LLP


San Francisco, California
March 13, 2009

                          MISSION WEST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                     ASSETS
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                     2008                    2007
                                                                             ----------------------  ---------------------
Investments in real estate:
  Land                                                                              $320,911                $312,152
  Buildings and improvements                                                         799,471                 764,665
  Real estate related intangible assets                                                3,240                   2,119
                                                                             ----------------------  ---------------------
      Total investments in properties                                              1,123,622               1,078,936
  Accumulated depreciation and amortization                                         (180,043)               (156,819)
                                                                             ----------------------  ---------------------
      Net investments in properties                                                  943,579                 922,117
  Investment in unconsolidated joint venture                                           3,768                   2,735
                                                                             ----------------------  ---------------------
      Net investments in real estate                                                 947,347                 924,852

Cash and cash equivalents                                                                  -                  23,691
Restricted cash                                                                       39,478                  65,509
Investment in marketable securities                                                    3,368                       -
Deferred rent receivables                                                             17,841                  14,833
Other assets, net                                                                     26,251                  25,000
                                                                             ----------------------  ---------------------
      Total assets                                                                $1,034,285              $1,053,885
                                                                             ======================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                                                            $330,908                $337,520
  Mortgage note payable (related parties)                                              8,761                   9,224
  Revolving line of credit                                                            13,079                       -
  Interest payable                                                                     1,596                   1,331
  Security deposits                                                                    5,272                   4,754
  Deferred rental income                                                               3,964                   3,302
  Dividends and distributions payable                                                 21,055                  16,832
  Accounts payable and accrued expenses                                               17,747                  15,618
                                                                             ----------------------  ---------------------
      Total liabilities                                                              402,382                 388,581
                                                                             ----------------------  ---------------------

Commitments and contingencies (Note 16)

Minority interests in operating partnerships                                         497,485                 526,626
                                                                             ----------------------  ---------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
      none issued and outstanding                                                          -                       -
  Common stock, $.001 par value, 200,000,000 shares authorized, 19,748,211
      and 19,664,087 shares issued and outstanding at December 31, 2008 and 2007          20                      20
  Additional paid-in capital                                                         154,412                 153,024
  Distributions in excess of accumulated earnings                                    (20,014)                (14,366)
                                                                             ----------------------  ---------------------
      Total stockholders' equity                                                     134,418                 138,678
                                                                             ----------------------  ---------------------
      Total liabilities and stockholders' equity                                  $1,034,285              $1,053,885
                                                                             ======================  =====================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                                    Year Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                    2008                     2007                     2006
                                                            ----------------------  -----------------------  -----------------------
Operating revenues:
  Rental revenue from real estate                                   $79,075                 $80,337                  $91,457
  Above market lease intangible asset amortization                        -                  (4,091)                  (1,888)
  Tenant reimbursements                                              16,406                  13,355                   13,061
  Other income, including lease terminations and settlements          4,223                  61,982                   18,222
                                                            ----------------------  -----------------------  -----------------------
       Total operating revenues                                      99,704                 151,583                  120,852
                                                            ----------------------  -----------------------  -----------------------

Operating expenses:
  Property operating, maintenance and real estate taxes              23,460                  20,371                   18,505
  General and administrative                                          2,635                   3,035                    2,248
  Depreciation and amortization of real estate                       23,224                  22,588                   21,579
                                                            ----------------------  -----------------------  -----------------------
       Total operating expenses                                      49,319                  45,994                   42,332
                                                            ----------------------  -----------------------  -----------------------

       Operating income                                              50,385                 105,589                   78,520
Other income (expenses):
  Equity in earnings of unconsolidated joint venture                 19,617                   1,408                    1,985
  Interest and dividend income                                        1,735                   3,086                    2,344
  Unrealized loss from investment                                      (278)                      -                        -
  Interest expense                                                  (19,787)                (20,131)                 (20,708)
  Interest expense - related parties                                 (1,332)                   (724)                    (755)
                                                            ----------------------  -----------------------  -----------------------
Income from continuing operations before minority interests          50,340                  89,228                   61,386
Minority interests from continuing operations                       (40,206)                (71,471)                 (49,928)
                                                            ----------------------  -----------------------  -----------------------
       Income from continuing operations                             10,134                  17,757                   11,458

Discontinued operations, net of minority interests:
  Gain from disposal of properties classified as discontinued operations  -                   1,126                    2,935
  Income attributable to discontinued operations                          -                       5                      237
                                                            ----------------------  -----------------------  -----------------------
     Income from discontinued operations                                  -                   1,131                    3,172
                                                            ----------------------  -----------------------  -----------------------

Net income to common stockholders                                    $10,134                 $18,888                  $14,630
                                                            ======================  =======================  =======================
Net income to minority interests                                     $40,206                 $76,960                  $66,358
                                                            ======================  =======================  =======================
Income per share from continuing operations:
  Basic                                                               $0.51                   $0.90                    $0.60
                                                            ======================  =======================  =======================
  Diluted                                                             $0.51                   $0.89                    $0.59
                                                            ======================  =======================  =======================
Income per share from discontinued operations:
  Basic                                                                 -                     $0.06                    $0.17
                                                            ======================  =======================  =======================
  Diluted                                                               -                     $0.06                    $0.17
                                                            ======================  =======================  =======================
Net income per share to common stockholders:
  Basic                                                               $0.51                   $0.96                    $0.77
                                                            ======================  =======================  =======================
  Diluted                                                             $0.51                   $0.95                    $0.76
                                                            ======================  =======================  =======================
Weighted average shares of common stock (basic)                   19,714,414               19,627,234               19,066,581
                                                            ======================  =======================  =======================
Weighted average shares of common stock (diluted)                 19,996,349               19,854,411               19,298,664
                                                            ======================  =======================  =======================
Weighted average O.P. Units                                       85,528,329               85,162,240               85,510,491
                                                            ======================  =======================  =======================
Outstanding common stock                                          19,748,211               19,664,087               19,443,587
                                                            ======================  =======================  =======================
Outstanding O.P. Units                                            85,526,965               85,533,935               85,206,199
                                                            ======================  =======================  =======================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)



                                                                                                   Distributions in
                                                                                     Additional       Excess of           Total
                                                      Shares of Common     Common     Paid-in        Accumulated       Stockholders'
                                                     Stock Outstanding      Stock     Capital          Earnings           Equity
                                                     -------------------  --------  -------------  -----------------  --------------

Balance, December 31, 2005                              18,448,791          $18        $138,038        ($23,041)         $115,015

   Net income                                                                                            14,630            14,630
   Dividends declared at $0.64 per share                                                                (12,271)          (12,271)
   Issuance of common stock upon O.P. Unit conversion      881,896            1          10,279                            10,280
   Issuance of common stock upon option exercise           112,900                        1,014                             1,014
   Stock-based compensation                                                                 210                               210
                                                     -------------------  ----------  -------------  -----------------  ------------
Balance, December 31, 2006                              19,443,587           19         149,541         (20,682)          128,878

   Net income                                                                                            18,888            18,888
   Dividends declared at $0.64 per share                                                                (12,572)          (12,572)
   Issuance of common stock upon O.P. Unit conversion      220,500            1           2,854                             2,855
   Stock-based compensation                                                                 629                               629
                                                     -------------------  ----------  -------------  -----------------  ------------
Balance, December 31, 2007                              19,664,087           20         153,024         (14,366)          138,678

   Net income                                                                                            10,134            10,134
   Dividends declared at $0.80 per share                                                                (15,782)          (15,782)
   Issuance of common stock upon O.P. Unit conversion        6,970                           66                                66
   Issuance of common stock upon option exercise            77,154                          852                               852
   Stock-based compensation                                                                 470                               470
                                                     -------------------  ----------  -------------  -----------------  ------------
Balance, December 31, 2008                              19,748,211          $20        $154,412        ($20,014)         $134,418
                                                     ===================  ==========  =============  =================  ============

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       Year Ended December 31,
                                                                    ---------------------------------------------------------------
                                                                           2008                  2007                  2006
                                                                    --------------------  --------------------  -------------------
Cash flows from operating activities (including discontinued operations):
Net income                                                                $10,134               $18,888                $14,630
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Minority interests in operating  partnerships and discontinued        40,206                76,960                 66,358
        operations
     Minority interests distributions                                     (40,206)              (55,313)               (55,618)
     Depreciation and amortization of real estate and in-place leases      23,224                22,735                 22,274
     Amortization of above market lease                                         -                 4,091                  1,888
     Gain from disposal of properties classified as discontinued operations     -                (6,529)               (18,102)
     Equity in earnings of unconsolidated joint venture                   (19,617)               (1,408)                (1,985)
     Distributions from unconsolidated joint venture                       18,584                 2,141                  1,780
     Interest earned on restricted cash                                      (977)               (1,631)                  (821)
     Lease termination fee income related to restricted cash                9,741               (35,636)                (4,549)
     Stock-based compensation expense                                         553                   629                    236
     Other                                                                    142                   147                     37
Change in operating assets and liabilities, net of liabilities assumed:
     Deferred rent receivable                                              (3,008)                3,656                    729
     Other assets                                                          (2,575)                 (389)                   751
     Interest payable                                                         265                   (44)                 1,054
     Security deposits                                                        518                (2,230)                (1,070)
     Deferred rental income                                                   662                (3,572)                   771
     Accounts payable and accrued expenses                                  2,129                 1,006                 (1,351)
                                                                    --------------------  --------------------  -------------------
        Net cash provided by operating activities                          39,775                23,501                 27,012
                                                                    --------------------  --------------------  -------------------

Cash flows from investing activities:
Improvements to investments in real estate                                 (6,468)               (4,878)                (4,277)
Net proceeds from sale of properties                                            -                15,431                 42,628
Acquisition of properties                                                 (35,764)              (47,491)               (15,959)
Restricted cash held in escrow                                                  -               (15,431)               (43,043)
Restricted cash released for purchase of properties                         8,082                43,191                 13,447
Proceeds from release of restricted cash                                    7,654                   630                  1,835
Investment in marketable securities                                        (3,109)                    -                      -
                                                                    --------------------  --------------------  -------------------
        Net cash used in investing activities                             (29,605)               (8,548)                (5,369)
                                                                    --------------------  --------------------  -------------------

Cash flows from financing activities:
Proceeds from mortgage loan payable                                       115,000                     -                      -
Principal payments on mortgage notes payable                             (121,612)              (10,581)                (9,380)
Principal payments on mortgage notes payable (related parties)               (463)                 (430)                  (397)
Real estate purchase financing (related parties)                           19,429                     -                      -
Payment on real estate purchase financing (related parties)               (19,429)                    -                      -
Proceeds from note payable (related parties)                                3,000                     -                      -
Payment on note payable (related parties)                                  (3,000)                    -                      -
Net borrowings on revolving line of credit                                 13,079                     -                      -
Debt issuance costs                                                        (1,231)                    -                      -
Loan escrow refund (deposit)                                                1,500                (1,500)                     -
Refund of appeal bond                                                           -                     -                  1,599
Net proceeds from exercise of stock options                                   768                     -                    989
Minority interests distributions in excess of earnings                    (25,923)                    -                      -
Dividends paid                                                            (14,979)              (12,536)               (12,110)
                                                                    --------------------  --------------------  -------------------
        Net cash used in financing activities                             (33,861)              (25,047)               (19,299)
                                                                    --------------------  --------------------  -------------------

        Net (decrease)/increase in cash and cash equivalents              (23,691)              (10,094)                 2,344
Cash and cash equivalents, beginning of year                               23,691                33,785                 31,441
                                                                    --------------------  --------------------  -------------------

Cash and cash equivalents, end of year                                   $      -               $23,691                $33,785
                                                                    ====================  ====================  ===================

                 See notes to consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


1.   ORGANIZATIONS AND FORMATION OF THE COMPANY

Mission West Properties, Inc. ("the Company") is a fully integrated, self-administered and self-managed real estate company that acquires and manages research and development ("R&D")/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% interest in each of four existing limited partnerships (referred to collectively as the "operating partnerships") and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. At that time, all limited partnership interests in the operating partnerships were converted into 59,479,633 Operating Partnership Units ("O.P. Units"), which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

As of December 31, 2008, the Company owns a controlling general partner interest of 20.02%, 21.85%, 16.31% and 12.52% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for an 18.73% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

The Company, through the operating partnerships, owns interests in 111 R&D properties at December 31, 2008, all of which are located in the Silicon Valley.

BUSINESS SEGMENT INFORMATION
The Company's primary business is the ownership and management of R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded that it currently has a single reportable segment for Statement of Financial Accounting Standards ("SFAS") 131 purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The Company consolidates all variable interest entities in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standard Board ("FASB") Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R").

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

According to SFAS 141, "Business Combinations," the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their relative fair values. SFAS 141 was revised in December 2007. The fair value of the tangible assets of an acquired property, which includes land, building and tenant improvements, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions, and tenant improvements.

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

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The analysis that the Company prepares in connection with determining if there may be any asset impairment loss under SFAS 144 considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended December 31, 2008 and 2007.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

RESTRICTED CASH
Restricted cash totaled approximately $39,478 as of December 31, 2008. The entire amount represents a balance the Company has consolidated due to its adoption of FIN 46R, The Company does not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

FUNDS HELD AT QUALIFIED INTERMEDIARY FOR 1031 EXCHANGE
Periodically, the Company enters into exchange agreements with qualified intermediaries to facilitate the exchange of real property pursuant to Section 1031 of the Code ("Section 1031 Exchange"). A Section 1031 Exchange generally allows for the deferral of income taxes related to the gain attributable to the sale of property if qualified replacement properties are identified within 45 days and such qualified replacement properties are acquired within 180 days from the initial sale. During the replacement period, the Company may direct the proceeds from a disposition to be held at a qualified intermediary for the sole purpose of completing a Section 1031 Exchange. The proceeds are generally classified as restricted cash.

INVESTMENT IN MARKETABLE SECURITIES
Marketable securities reported in the Company's consolidated balance sheet represent investments traded in the open market. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding losses and gains recorded in unrealized losses or gains from investment. For the year ended December 31, 2008, the Company recorded net unrealized losses of approximately $278 related to the decrease in fair value of the marketable securities, which was reported in unrealized loss from investment in the Company's consolidated statement of operations.

OTHER ASSETS
Included in other assets are costs associated with obtaining debt financing and commissions associated with new leases. Such debt financing costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method and such lease commissions are amortized straight-line over the term of the related lease. If the lease is terminated prior to the end of the lease term, the Company charges any unamortized capitalized lease commission cost to expense in the period that the lease is terminated. Also included in other assets are commitments from the Berg Group of approximately $7,494 to construct a building at 245 Caspian Drive in Sunnyvale, California (see Note 13 below).

MINORITY INTERESTS
Minority interests in the operating partnerships represent the proportionate share of the equity in the operating partnerships of the limited partners. Minority interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interests' ownership percentage.

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

Lease termination fees are recognized in operating revenues when there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with us. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

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

INCOME TAXES
The Company has been taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2008, 2007 and 2006, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the year ended December 31, 2008, the Company's total dividends paid or payable to the stockholders represented approximately 73.3% ordinary income, 22.2% capital gain and 4.5% unrecaptured section 1250 gain for income tax purposes (unaudited). For the year ended December 31, 2007, the Company's total dividends paid or payable to the stockholders represented approximately 97% ordinary income, 2% capital gain and 1% unrecaptured section 1250 gain for income tax purposes (unaudited). For the year ended December 31, 2006, the Company's total dividends paid or payable to the stockholders represented 100% ordinary income for income tax purposes (unaudited).

NET INCOME PER SHARE
The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average of common and common equivalent shares outstanding during the year.

ACCOUNTING FOR STOCK-BASED COMPENSATION
SFAS 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), addresses the accounting for employee, director and consultant stock options. SFAS 123R requires that the cost of stock options, as well as other equity-based compensation arrangements, be reflected in the consolidated financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123 and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. As of December 31, 2008, the Company had one stock-based compensation plan.

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying consolidated statements of operations. For the year ended December 31, 2008, under SFAS 123R, the Company recorded approximately $553 of expense for share-based compensation relating to stock options.

As of December 31, 2008, there was approximately $564 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of approximately four years.

In January 2008, stock options to purchase 1,025,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $9.51 per share. The estimated fair value of the options granted was $0.57 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.41%, volatility of 20.43%, risk free rates of 3.45% and an expected life of six years. All options were granted at fair market value on the date of grant.

In July 2008, stock options to purchase 52,500 shares of common stock were granted to an employee and a non-employee director. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

employment or service. The options were granted at an exercise price of $11.36 per share. The estimated fair value of the options granted was $0.99 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.04%, volatility of 22.07%, risk free rates of 3.20% and an expected life of six years. All options were granted at fair market value on the date of grant.

In November 2008, stock options to purchase 705,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly ranging from 36-48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $6.14 per share. The estimated fair value of the options granted was $0.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.03%, volatility of 22.39%, risk free rates of 2.08% and an expected life of six years. All options were granted at fair market value on the date of grant.

In 2007, stock options to purchase 710,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $12.09 per share. The estimated fair value of the options granted in 2007 was $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.29%, volatility of 18.94%, risk free rates of 4.53% and an expected life of six years. All options were granted at fair market value on the date of grant.

There were no stock options granted in 2006.

In April 2005, the Company's Compensation Committee of the Board of Directors, in accordance with the provisions of the 2004 Equity Incentive Plan, unanimously approved the following awards of dividend equivalent rights ("DERs"), each such DER representing the current right to receive the dividend paid on one share of the Company's common stock, when paid by the Company:

- The three non-employee outside directors each received 45,000 DERs effective as of the second quarter of 2005, which will remain in effect as long as the individual continues to serve on the Board of Directors; and
- Key employees of the Company received a total of 155,000 DERs effective as of the second quarter of 2005, which will remain in effect for each key employee as long as they continue to be employed by the Company.

In April 2005, a total of 290,000 DERs were awarded by the Company's Board of Directors. In 2008, one director and one employee forfeited 45,000 and 15,000 DERs, respectively, when they resigned from the Company. A new non-employee outside director was awarded 45,000 DERs when he joined the Company's Board of Directors. As of December 31, 2008, there was a total of 275,000 DERs. The Company recorded DER compensation expense of approximately $217, $186 and $186 in 2008, 2007 and 2006, respectively.

FAIR VALUE
On January 1, 2008, the Company adopted the provisions of SFAS 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect its own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At December 31, 2008, the Company had approximately $3.4 million of financial assets classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

The only financial asset or liability recorded at fair value in the Company's consolidated financial statements is the marketable securities. The Company determined the fair value for the marketable securities using quoted prices in active markets for identical securities.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective January 1, 2008. On January 1, 2008, the Company did not elect to apply the fair value option to any specific financial assets or liabilities.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the
Company's fixed rate debt at December 31, 2008 was approximately $496,320 compared with its carrying value of approximately $339,669.

RECLASSIFICATIONS
Certain amounts from prior year's consolidated financial statements have been reclassified to conform to the presentation of the current year's consolidated financial statements.

CONCENTRATION OF CREDIT RISK
The Company's properties are not geographically diverse, and its tenants operate primarily in the information technology industry. Additionally, because the properties are leased to 75 tenants at December 31, 2008, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 16.5%, 15.1% and 12.5% of the Company's total cash rental income for the years ended December 31, 2008, 2007 and 2006, respectively. Cash rental income from Microsoft Corporation was approximately $12,576, $12,288 and $11,728 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rents from this tenant are approximately $76,467. One other tenant accounted for approximately 9.8%, 10.8% and 10.0% of the Company's total cash rental income for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, 11 of the Company's tenants relocated or ceased operations.

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets and liabilities, 2) "significant other observable inputs" and 3) "significant unobservable inputs". "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity's own assumptions, as there is little, if any, related market activity. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 157 by the Company on January 1, 2008 did not have a material effect on the Company's consolidated financial statements. The FASB has approved a one-year deferral for the implementation of the statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company believes that the impact of these items will not be material to its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements since the Company elected not to apply the fair value option for any of its eligible financial instruments or other items.

In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Based on historical acquisition costs and activity levels, the adoption of SFAS 141R will not have a significant impact on the Company's results of operations and financial position.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders' equity, eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS 160 will have a significant impact on the Company's computation of net income and its presentation of the balance sheet and statement of stockholders' equity.

3.   DEFERRED RENT RECEIVABLE, NET

The following table represents activity in the allowance against deferred rent receivable, net for the years ended December 31, 2008, 2007 and 2006.

                                                          Provision
                                            Beginning      Against                    Ending
                                             Balance       Revenue     Charge-off     Balance
                                          ------------------------------------------------------
                                                          (dollars in thousands)
    Year ended December 31, 2006             $2,000         $1,216       $1,216       $2,000
    Year ended December 31, 2007             $2,000         $4,457       $2,707         $250
    Year ended December 31, 2008               $250           $259         $259         $250

4.   STOCK TRANSACTIONS

As of December 31, 2008 and 2007, approximately $2,117 and $1,970 remained outstanding under notes issued in connection with the Company's purchase of its general partner interests in 1998 (the "demand notes"), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of minority interest as reported on the consolidated statements of operations, thereby reducing the Company's net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2010. At present, the Company's only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company's stockholders or by raising additional equity capital.

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

During the year ended December 31, 2008, stock options to purchase 70,487 shares of the Company's common stock were exercised at $10.00 per share and stock options to purchase 6,667 shares of the Company's common stock were exercised at $9.51 per share. Total proceeds to the Company were approximately $768.

There were no stock option exercises in 2007.

During the year ended December 31, 2006, stock options to purchase 80,000 shares of the Company's common stock were exercised at $8.25 per share and stock options to purchase 32,900 shares of the Company's common stock were exercised at $10.00 per share. Total proceeds to the Company were approximately $989.

In 2008, 2007 and 2006, 6,970, 220,500 and 881,896 O.P. Units were exchanged for
6,970, 220,500 and 881,896 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. Units.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

5.   MINORITY INTERESTS

Minority interests represent the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 81.27%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2008 and 2007. Minority interests in earnings have been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective minority interests' ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company's consolidated financial statements. The minority interests in the joint ventures are reflected as a component of minority interests of the operating partnerships. For the years ended December 31, 2008, 2007 and 2006, income associated with the minority interests held by third parties of the three consolidated joint ventures was approximately $368, $502 and $499, respectively.

6.   REAL ESTATE

PROPERTY ACQUISITIONS
On January 1, 2008, the Company acquired an approximately 110,500 rentable square foot newly constructed R&D building located at 5981 Optical Court in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $19,068. The Company acquired this property by issuing a short-term note payable to the Berg Group, which was fully paid off in July 2008. The Company allocated the purchase price to land and building based upon the estimated relative fair values of such assets. Because the acquired property was vacant, there was no purchase price allocation to lease intangible assets. The property was leased within several days after the acquisition date.

On February 29, 2008, the Company acquired a fully leased office/R&D building comprised of approximately 75,300 rentable square feet at 2904 Orchard Parkway in San Jose, California from an unrelated party for approximately $16,696. The acquisition was partially funded from the proceeds received from the 1170 Morse Avenue property sale (see below under "Property Dispositions"), which were held by a third party and classified as restricted cash as of December 31, 2007. The purchase price of 2904 Orchard Parkway was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded approximately $1,121 of the purchase price as real estate related intangible asset in the accompanying consolidated balance sheet for the value of an in-place lease. The intangible asset is amortized over the applicable remaining lease term. Amortization expense of approximately $187 was recorded for the year ended December 31, 2008.

In March 2007, the Company acquired approximately 50 acres of vacant land in Morgan Hill, California, which could support approximately 725,000 rentable square feet of space. The land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use. The acquisition price for this property was approximately $25,543 and was funded from a portion of the proceeds received from the Samaritan property sale, which were held by a third party and classified as restricted cash as of December 31, 2006.

In April 2007, the Company acquired three office/R&D buildings comprised of approximately 149,000 rentable square feet at Montague Expressway in Milpitas, California for approximately $15,351. The acquisition was funded from a portion of the proceeds received from the Samaritan property sale, which were held by a third party. With the exception of one lease, the property was purchased without any long-term tenants. The Company allocated the purchase price to land and building based upon the estimated relative fair values of such assets. There was no purchase price allocation to lease intangible assets.

In April 2007, the Company acquired approximately five acres of vacant land in Morgan Hill, California, which could support approximately 73,000 rentable square feet of space. The land is currently zoned for industrial use. The acquisition price for this property was approximately $2,297 and was funded from the remaining proceeds received from the Samaritan property sale, which were held by a third party.

In September 2007, the Company acquired an approximately 98,500 rentable square foot newly constructed R&D building located at 5845 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $10,903. The Company acquired this property by issuing 548,236 O.P. Units to the Berg Group and $4,300 in cash, which was paid in the fourth quarter of 2007. The Company allocated the purchase price to land

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

and building based upon the estimated relative fair values of such assets. Since the property was vacant when acquired, there was no purchase price allocation to lease intangible assets.

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

PROPERTY DISPOSITIONS
In August 2007, the Company disposed of one R&D property located at 45700 Northport Loop in Fremont, California consisting of approximately 39,000 rentable square feet. A total net gain of approximately $1,699 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of approximately $7,742. Proceeds from the sale were classified as restricted cash to be used in tax-deferred property exchanges as of December 31, 2007. In 2008, the entire proceeds from the sale were transferred to the Company's general cash account since it was unable to complete a tax-deferred property exchange.

In September 2007, the Company disposed of one R&D property located at 1170 Morse Avenue in Sunnyvale, California consisting of approximately 48,000 rentable square feet. A total net gain of approximately $4,830 was recognized and classified as discontinued operations, net of minority interests, on the total sales price of approximately $8,301. Proceeds from the sale were classified as restricted cash to be used in tax-deferred property exchanges as of December 31, 2007.

BERG LAND HOLDINGS OPTION AGREEMENT
Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde
J. Berg. This agreement will expire on December 31, 2010, after which the Company will no longer have the right to acquire properties from the Berg Group on the pre-determined terms provided in that agreement. At present, there are approximately 84 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed 23 acquisitions under the Berg Land Holdings Option Agreement representing approximately 2,243,000 rentable square feet. The acquired properties cost approximately $237,775, for which the Company issued 8,482,085 O.P Units and assumed debt of approximately $141,410. Upon the Company's exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus (c) interest at LIBOR (London Interbank Offered Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus
(d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus (e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 or the seller's acquisition date to the close of escrow; minus (f) the aggregate principal amount of all debt encumbering the acquired property, or a lesser amount as approved by the members of the Independent Directors committee of the Company's Board of Directors. Generally, the Company will not acquire any projects until they are fully completed and leased.

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

In August 2007, one of the Company's tenants, Ciena Corporation, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the assignment, M&M assumed all of Ciena's remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena's obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 444,500 rentable square feet vacated by Ciena for the remainder of the current lease term, which expires in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, and will receive $818 from July 2008 through June 2009, $849 from July 2009 through June 2010, $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon FIN 46R, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

8. DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2008 and 2007.

                                                                                         Balance at            Maturity   Interest
         Debt Description                         Collateral Properties                  December 31,            Date       Rate
------------------------------------------  ----------------------------------    --------------------------- ---------- ----------
                                                                                      2008          2007
                                                                                  ------------- -------------
                                                                                     (dollars in thousands)
Line of Credit:
Heritage Bank of Commerce(1)                Not Applicable                           $13,079             -     June 2009         (1)
                                                                                  ------------- -------------

Mortgage Notes Payable (related parties):   5300-5350 Hellyer Avenue, San  Jose, CA    8,761        $9,224     June 2013      7.650%

                                                                                  ------------- -------------

Mortgage Notes Payable:(2)
Hartford Life Insurance Company(3)          5981 Optical Court, San Jose, CA         114,513             -    October 2018    6.210%
Hartford Life and Accident Ins. Co.         5500 Hellyer Avenue, San Jose, CA
Hartford Life and Annuity Ins. Co.          5550 Hellyer Avenue, San Jose, CA
(collectively known as the "Hartford Loan") 4050 Starboard Drive, Fremont, CA
                                            45738 Northport Loop, Fremont, CA
                                            233 South Hillview Drive, Milpitas, CA
                                            10300 Bubb Road, Cupertino, CA
                                            1230 E. Arques, Sunnyvale, CA
                                            1250-1280 E. Arques, Sunnyvale, CA
                                            1212 Bordeaux Lane, Sunnyvale, CA
                                            2904 Orchard Parkway, San Jose, CA
                                            3236 Scott Blvd, Santa Clara, CA
                                            6311 San Ignacio Avenue, San Jose, CA
                                            6321-6325 San Ignacio Avenue, San Jose, CA
                                            6331 San Ignacio Avenue, San Jose, CA
                                            6341-6351 San Ignacio Avenue, San Jose, CA
                                            3540-3580 Bassett Street, Santa Clara, CA

Prudential Mortgage Capital Company(4)      Not Applicable                                 -       112,543    October 2008    6.560%

Northwestern Mutual Life Insurance Co.(5)   1750 Automation Parkway, San Jose, CA     81,308        84,959    January 2013    5.640%
                                            1756 Automation Parkway, San Jose, CA
                                            1762 Automation Parkway, San Jose, CA
                                            6320 San Ignacio Avenue, San Jose, CA
                                            6540-6541 Via Del Oro, San Jose, CA
                                            6385-6387 San Ignacio Avenue, San Jose, CA
                                            20605-20705 Valley Green Drive, Cupertino, CA
                                            2001 Walsh Avenue, Santa Clara, CA
                                            2220 Central Expressway, Santa Clara, CA
                                            2300 Central Expressway, Santa Clara, CA
                                            2330 Central Expressway, Santa Clara, CA

Allianz Life Insurance Company(I)(6)       5900 Optical Court, San Jose, CA           23,009        23,825     August 2025    5.560%

Allianz Life Insurance Company(II)(6)      5325-5345 Hellyer Avenue, San Jose, CA    112,078       116,193     August 2025    5.220%
                                           1768 Automation Parkway, San Jose, CA
                                           2880 Scott Boulevard, Santa Clara, CA
                                           2890 Scott Boulevard, Santa Clara, CA
                                           2800 Scott Boulevard, Santa Clara, CA
                                           10450-10460 Bubb Road, Cupertino, CA
                                           6800-6810 Santa Teresa Blvd., San Jose, CA
                                           6850 Santa Teresa Blvd., San Jose, CA
                                           4750 Patrick Henry Drive, Santa Clara, CA

                                                                                  ------------- -------------
                                                                                     330,908       337,520
                                                                                  ------------- -------------
   Total                                                                            $352,748      $346,744
                                                                                  ============= =============

(1) The Heritage Bank of Commerce ("HBC") line of credit was obtained in March 2008. Interest rate for the HBC line of credit is LIBOR plus 1.75%. The interest rate for the HBC line of credit at December 31, 2008 was 3.17%. In April 2008, the Company entered into a "Change in Terms Agreement" with HBC that increased the facility from $10 million to $17.5 million. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement. As of December 31, 2008, the Company was in compliance with these loan covenants.

(2) Mortgage notes payable generally require monthly installments of interest and principal ranging from approximately $177 to $840 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.86% and 5.85% at December 31, 2008 and 2007, respectively.

(3) The Hartford loan is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2008, the Company was in compliance with these loan covenants.

(4) Proceeds from the Hartford loan were used to repay the remaining balance of the Prudential loan in October 2008.

(5) The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2008, the Company was in compliance with these loan covenants.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

(6) The Allianz loans are payable in monthly installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2008, the Company was in compliance with these loan covenants.


On March 4, 2008, the Company established a $10,000 uncollateralized revolving line of credit with Heritage Bank of Commerce ("HBC"). The Company paid approximately $26 in loan and legal fees. On April 17, 2008, the Company entered into a "Change in Terms Agreement" with HBC that increased the facility from $10,000 to $17,500. The line of credit bears an interest rate of LIBOR plus 1.75% and matures June 15, 2009. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreements. As of December 31, 2008, the Company was in compliance with these loan covenants. The proceeds from the HBC line of credit may be used to repay debt, complete acquisitions and finance other working capital requirements.

On October 1, 2008, the Company entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $115,000 from Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (the "Hartford Loan"). The proceeds were used primarily to repay the remaining balance of an existing mortgage loan with Prudential Mortgage Capital Company and to provide other working capital needs. The Hartford Loan bears a fixed interest rate of 6.21%, with a 20-year amortization, and matures October 1, 2018, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $838 are due on the first day of each month. The Hartford Loan is secured by 20properties consisting of approximately 1.6 million rentable square feet. The Company paid approximately $1,058 in loan fees and financing costs, which are amortized over the ten year loan period. The Company has the option to prepay the Hartford Loan, subject to certain yield maintenance provisions, though generally no prepayment is permitted during the first 24 months of the loan term.

During 2008, the Company issued multiple short-term notes payable to the Berg Group in connection with a property acquisition, quarterly dividend distributions and a cash loan. The interest rates on these notes were LIBOR plus 2%. The aggregate loan amount totaled approximately $50,588 and was fully repaid as of December 31, 2008.

Scheduled principal payments on debt as of December 31, 2008 are as follows:

                                     Total Debt
                                 (Including Related
                                      Parties)
                              -------------------------
    December 31, 2009                 $25,670
    December 31, 2010                  13,327
    December 31, 2011                  14,109
    December 31, 2012                  14,935
    December 31, 2013                  81,269
    Thereafter                        203,438
                              -------------------------
         Total                       $352,748
                              =========================

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

During 2008, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.80 per common share and O.P. Unit for total dividends/distributions of approximately $84,204, including $21,055 payable in January 2009. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $63,040.

During 2007, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.64 per common share and O.P. Unit for total dividends/distributions of approximately $67,152, including $16,832 payable in January 2008. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $50,271.

During 2006, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.64 per common share and O.P. Unit for total dividends/distributions of approximately $66,948, including $16,745 payable in January 2007. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $50,151.

10.  EQUITY-BASED COMPENSATION AND RETIREMENT INVESTMENT PLANS

The Company's 1997 Stock Option Plan ("1997 Plan") was approved by the Company's stockholders on November 10, 1997. On November 24, 2004, the 2004 Equity Incentive Plan ("2004 Plan") was approved by the Company's stockholders and replaced the 1997 Plan. The Company's board of directors approved the 2004 Plan in September 2004. No further options are available or will be granted under the 1997 Plan. In replacing the 1997 Plan, the 2004 Plan:

- transferred up to 3,991,089 remaining shares available for issuance under the Company's 1997 Plan and terminated the 1997 Plan for any new grants;
- transferred up to an additional 767,000 shares subject to outstanding options under the 1997 Plan if they expire without being exercised, of which 272,000 shares had been transferred as of December 31, 2008; and
- includes the ability to grant restricted stock, restricted stock units, performance units, dividend equivalent rights, and other stock-based compensation, including O.P. Units of the Operating Partnerships, as well as incentive and non-statutory stock options.

The 2004 Plan was adopted so that the Company may attract and retain the high quality employees, directors and consultants necessary to build the Company's infrastructure and to provide ongoing incentives to the Company's employees in the form of options to purchase the Company's common stock by enabling them to participate in the Company's success.

The 2004 Plan provides for the granting to employees, including officers (whether or not they are directors) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, directors and consultants of the Company. 1,180,535 and 2,843,089 shares of common stock were available for future option or award grants under the 2004 Plan as of December 31, 2008 and 2007, respectively.

In January 2008, stock options to purchase 1,025,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $9.51 per share. The estimated fair value of the options granted was $0.57 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.41%, volatility of 20.43%, risk free rates of 3.45% and an expected life of six years. All options were granted at fair market value on the date of grant.

In July 2008, stock options to purchase 52,500 shares of common stock were granted to an employee and a non-employee director. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $11.36 per share. The estimated fair value of the options granted was $0.99 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.04%, volatility of 22.07%, risk free rates of 3.20% and an expected life of six years. All options were granted at fair market value on the date of grant.

In November 2008, stock options to purchase 705,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly ranging from 36-48 months from date of grant, subject to continued employment or other

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $6.14 per share. The estimated fair value of the options granted was $0.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.03%, volatility of 22.39%, risk free rates of 2.08% and an expected life of six years. All options were granted at fair market value on the date of grant.

In 2007, stock options to purchase 710,000 shares of common stock were granted to employees, non-employee directors and consultants, which options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $12.09 per share. The estimated fair value of the options was $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.29%, volatility of 18.94%, risk free rates of 4.53% and an expected life of six years. All options were granted at fair market value on the date of grant.

No options were granted in year 2006.

The remaining contractual lives of unexercised option grants range from April 2009 to November 2014.

The following table shows the activity and detail for the 2004 Plan for each of the three years in the period ended December 31, 2008.

                                                                     Weighted Average
                                                  Options              Exercise Price
                                                Outstanding              Per Share
                                            --------------------   ---------------------
     Balance, December 31, 2005                 1,422,000                  $10.83
           Options exercised                     (112,900)                  $8.76
           Options forfeited                     (272,000)                 $13.00
                                            --------------------
     Balance, December 31, 2006                 1,037,100                  $10.48
           Options granted                        710,000                  $12.09
                                            --------------------
     Balance, December 31, 2007                 1,747,100                  $11.13
           Options granted                      1,782,500                   $8.23
           Options exercised                      (77,154)                  $9.96
           Options forfeited                     (119,946)                 $10.81
                                            --------------------
     Balance, December 31, 2008                 3,332,500                   $9.62
                                            ====================
     Available for grant at December 31, 2008   1,180,535
                                            ====================
     Available for grant at December 31, 2007   2,843,089
                                            ====================

The following table summarizes information regarding options outstanding for the 2004 Plan at December 31, 2008:

                                        Options Outstanding             Options Exercisable    Options Not Exercisable
                               ----------------------------------------------------------------------------------------
                                                   Weighted
                                                    Average   Weighted                Weighted                 Weighted
                                                   Remaining   Average                 Average                  Average
                                                  Contractual Exercise                Exercise                 Exercise
     Range of Exercise Prices      Options       Life in Years  Price     Options       Price      Options       Price
     ------------------------------------------------------------------------------------------------------------------
     $6.14                         705,000           5.92       $6.14      148,438       $6.14     556,562       $6.14
     $9.51                         960,000           5.00       $9.51      265,833       $9.51     694,167       $9.51
     $10.00                        590,000           2.33      $10.00      590,000      $10.00           -           -
     $11.33                        375,000           0.33      $11.33      375,000      $11.33           -           -
     $11.36                         52,500           5.50      $11.36        5,469      $11.36      47,031      $11.36
     $12.09                        650,000           4.00      $12.09      311,458      $12.09     338,542      $12.09
                                ------------                           -------------            ------------
     $6.14 to $12.09             3,332,500           4.01       $9.62    1,696,198      $10.27   1,636,302       $8.95
                                ============                           =============            ============

None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2008 and 2007, "in-the-money" outstanding options to purchase 148,438 and zero shares of common stock, respectively, were exercisable.

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

Awards and options granted under the 2004 Plan may be granted to any employees, non-employee directors or consultants of the Company and any corporation or other entity affiliated with the Company, including the Operating Partnerships. Only employees of the Company or a corporate subsidiary may receive incentive stock options. Options can be granted to non-employee directors and consultants of the Company and to employees of the Company or a corporate subsidiary. No individual may receive in any one calendar year options for more than 500,000 of the total number of shares of stock.

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

A total of 4,263,089 shares of common stock are reserved for issuance under the 2004 Plan, in addition to 375,000 shares subject to outstanding options under the 1997 Plan if they expire unexercised. At no time may the number of shares issued pursuant to or subject to outstanding awards granted under the 2004 Plan exceed this number, subject to the provisions for increase and adjustment set forth in the 2004 Plan. If any option or award expires, terminates or is cancelled without being exercised in full, or any other award is forfeited, the shares forfeited or not purchased will be available for future grant of awards.

The Company has adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant's compensation, based upon management's discretion. A participant's contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company's contributions after two years of eligible service. For the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $118, $123 and $103 of expense for employer contributions made in connection with this Plan, respectively.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)


                                                                Year Ended              Year Ended              Year Ended
                                                            December 31, 2008       December 31, 2007        December 31, 2006
                                                            --------------------    --------------------     -------------------
                                                                       (dollars in thousands, except per share data)
    Numerator:
       Income from continuing operations                           $10,134                 $17,757                 $11,458
       Income from discontinued operations                               -                   1,131                   3,172
                                                            --------------------    --------------------     -------------------
          Net income to common stockholders                        $10,134                 $18,888                 $14,630
                                                            ====================    ====================     ===================

    Denominator:
       Weighted average shares of common stock (basic)          19,714,414              19,627,234              19,066,581
       Effect of dilutive securities:
          Incremental shares from assumed stock options exercise   281,935                 227,177                 232,083
                                                            --------------------    --------------------     -------------------
             Weighted average shares of common stock (diluted)  19,996,349              19,854,411              19,298,664
                                                            ====================    ====================     ===================

    Per share data:
       Basic net income per share:
          Net income to common stockholders before
             discontinued operations                                 $0.51                   $0.90                   $0.60
          Discontinued operations                                        -                    0.06                    0.17
                                                            --------------------    --------------------     -------------------
                Net income to common stockholders                    $0.51                   $0.96                   $0.77
                                                            ====================    ====================     ===================
       Diluted net income per share:
          Net income to common stockholders before
             discontinued operations                                 $0.51                   $0.89                   $0.59
          Discontinued operations                                        -                    0.06                    0.17
                                                            --------------------    --------------------     -------------------
                Net income to common stockholders                    $0.51                   $0.95                   $0.76
                                                            ====================    ====================     ===================

Outstanding options to purchase 2,627,500 shares in 2008 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company's common stock during the period. The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the minority interests' share of income would also be added back to net income. O.P. Units outstanding at December 31, 2008, 2007 and 2006 were 85,526,965, 85,533,935 and
85,206,199, respectively.

12.  OTHER INCOME

Other income from continuing operations was approximately $4,223, $61,982 and $18,222 for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, termination fees, management fee income and miscellaneous income accounted for approximately $3,007, $967 and $249, respectively, of other income. For the year ended December 31, 2007, termination fees, prior tenant bankruptcy settlements, management fee income, security deposit forfeitures and miscellaneous income accounted for approximately $57,515, $300, $982, $1,799 and $1,386, respectively, of other income. For the year ended December 31, 2006, termination fees, prior tenant bankruptcy settlements, management fee income, security deposit forfeitures and miscellaneous income accounted for approximately $16,068, $183, $1,070, $104 and $797, respectively, of other income. Management fee is paid by the tenant to the landlord for the administration and supervision of the property.

13.  RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, the Berg Group owned 77,902,384 O.P. Units of the total 85,526,965 and 85,533,935 O.P. Units issued and outstanding, respectively. The Berg Group's interest in the Company represents 74.0% and 74.1% of the Company as of December 31, 2008 and 2007, respectively, assuming conversion of the O.P. Units into common shares of the Company.

The Company periodically acquires non-leased properties, which include land, the building shell and base building improvements, from the Berg Group under the Berg Group Land Holdings Options Agreement. These acquisitions from the Berg Group are made for properties where the Company has previously identified a tenant, and in conjunction with the acquisition, the Company executes a lease agreement with the tenant. In many of the acquisitions from the Berg Group, lease commissions relating to these leasing activities conducted by the Company are paid by the Berg Group and reimbursed by the Company in connection with the acquisition. These lease commissions are recorded separately in "Other assets" on the Company's consolidated balance sheets.

PROPERTY ACQUISITION
In January 2008, the Company acquired an approximately 111,500 rentable square foot newly constructed R&D building located at 5981 Optical Court in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $19,068. The Company acquired this property by issuing a short-term note

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

payable to the Berg Group, which was fully repaid in July 2008. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

In September 2007, the Company acquired an approximately 98,500 rentable square foot newly constructed R&D building located at 5845 Hellyer Avenue in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $10,903. The Company acquired this property by issuing 548,236 O.P. Units and paying $4,300 in cash to the selling members of the Berg Group. The transaction was approved by the Independent Directors Committee of the Company's Board of Directors.

DEBT WITH THE BERG GROUP
As of December 31, 2008 and 2007, debt in the amount of approximately $8,761 and $9,224, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. In the fourth quarter of 2008, the Company and the Berg Group agreed to extend the loan maturity date to June 2013. Interest expense incurred in connection with the Berg Group mortgage note was approximately $690, $724 and $755 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, the Company issued multiple short-term notes payable to the Berg Group in connection with a property acquisition, quarterly dividend distributions and a cash loan. The interest rates on these notes were LIBOR plus 2%. The aggregate loan amount totaled approximately $50,588 and was fully repaid as of December 31, 2008. For the year ended December 31, 2008, interest expense incurred in connection with those short-term notes payable was approximately $643.

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

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the minority interest held by the minority partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the minority interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% minority interest was approximately $0.8 million, $0.7 million and $0.8 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, accumulated cash flow distributions from Hellyer LP totaling approximately $5.3 million were accrued and distributed to BBE. If the Company's litigation with RPC (as described under Note 16 below) is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

The Independent Directors Committee of the Board of Directors has exercised the right to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company.

ACQUISITION OF CARL E. BERG'S INTEREST IN UNCONSOLIDATED JOINT VENTURE
In July 1999, TBI, an unrelated party, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company's Independent Directors Committee must approve the acquisition of any properties and that the Company's policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MWP, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MWP to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MWP owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling approximately $53.6 million. The Independent Directors Committee approved the Company's acquisition of the Berg Group's 50% interest in the joint venture effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MWP acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots. In July 2006, TBI-MWP sold one R&D property with approximately 126,400 rentable square feet for approximately $8.5 million. The total gain on the sale was approximately $0.9 million of which $0.45 million was the Company's share. In November 2008, TBI-MWP sold two R&D properties with approximately 311,200 rentable square feet for approximately $65 million. The total gain on the sale was approximately $40.9 million of which approximately $20.5 million was the Company's share. TBI-MWP currently owns one fully leased R&D building totaling approximately 155,500 rentable square feet.

BERG CONTROLLED ENTITIES HAVE FINANCIAL INTERESTS IN CERTAIN TENANTS THAT LEASE SPACE FROM THE COMPANY
During the years ended December 31, 2008, 2007 and 2006, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related party tenants contributed approximately $1,218, $1,227 and $1,875 in rental revenue in 2008, 2007 and 2006, respectively. Under the Company's Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company's common stock if such acquisition would result in their beneficial

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

ownership percentage of the Company's common stock causing the Company to violate any REIT qualification requirement, and currently their share ownership is below a level at which rent from related party tenants would be excluded in determining compliance with REIT qualification tests.

BERG GROUP COMMITMENT TO COMPLETE FUTURE IMPROVEMENTS AND BUILDING IN CONNECTION WITH CERTAIN ACQUISITIONS FROM THE BERG GROUP UNDER THE BERG LAND HOLDINGS Option Agreement In connection with the Company's 2002 acquisition of 5345 Hellyer Avenue in San Jose, California the Berg Group made an approximately $2,529 commitment to the Company to complete certain tenant improvements. The Company recorded this portion of its purchase consideration paid to the Berg Group in "Other assets" on its consolidated balance sheets. The Berg Group satisfied this commitment in late 2008. The Company reclassified approximately $2,529 from "Other assets" to tenant improvements and will start depreciation of the asset over the remaining lease term effective January 1, 2009.

The Berg Group has an approximately $7,494 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company's 2001 acquisition of 245 Caspian Drive in Sunnyvale, California which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group in "Other assets" on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

LAND LEASE RENT REIMBURSEMENT TO CARL E. BERG
In 2007, one tenant was leasing four R&D buildings from the Company and was also leasing raw land from Carl E. Berg. Total rent from the tenant was paid directly to the Company, which included the land rent. The Company reimbursed Carl E. Berg $85 per month for the land rent. That tenant terminated its lease obligations with the Company effective July 1, 2007, and the Company acquired the land in connection with a completed 98,500 rentable square feet shell building (see "Property Acquisitions" above under Note 6) and after July 1, 2007 no further rent was paid to Carl E. Berg.

LEASING AND OVERHEAD REIMBURSEMENTS PROVIDED BY BERG CONTROLLED ENTITY
The Company currently leases office space owned by Berg & Berg Enterprises for the Company's headquarters. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were approximately $114, $95 and $90 for the years ended December 31, 2008, 2007 and 2006.

14.  FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 111 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2020, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases as of December 31, 2008, excluding tenant reimbursements of expenses, are as follows:

     Year                   Minimum Rent
     --------------------------------------------
                       (dollars in thousands)
     2009                     $ 81,905
     2010                       80,862
     2011                       71,499
     2012                       55,548
     2013                       45,028
     Thereafter                 71,800
                     ----------------------------
          Total               $406,642
                     ============================

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $20,712, $20,617 and $20,137 for the years ended December 31, 2008, 2007 and 2006, respectively.

In connection with a property acquisition from the Berg Group, the Company issued a short-term note payable for approximately $19,068 for the year ended December 31, 2008. The Company fully repaid the balance as of December 31, 2008.

In connection with a property acquisition from the Berg Group, the Company issued 548,236 O.P. Units for a total acquisition value of approximately $6,603 for the year ended December 31, 2007.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

Amounts of approximately $59,888, $50,189 and $50,166 were paid to the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, 6,970, 220,500 and 881,896
O.P. Units were exchanged for 6,970, 220,500 and 881,896 shares of the Company's common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. These non-cash transactions were valued at approximately $66, $2,855 and $10,280 for the years ended December 31, 2008, 2007 and 2006, respectively, based on the market closing price on the day of the transactions.

16.  COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business. The Company is currently involved in the following legal proceedings, and does not believe the ultimate outcome of any of these proceedings will have a material adverse effect on its financial condition or operating results.

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while a related case in Maryland was pending, the Company filed a suit against Republic Properties Corporation ("RPC") in the Superior Court of the State of California for the County of Santa Clara, Case No. CV 796249. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, the Company filed a motion for summary judgment in the California Superior Court which was denied. In October 2008, a motion filed by RPC for summary judgment in the California Superior Court was denied. A trial in the California Superior Court commenced in February 2009.

GUARANTEES
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2008.

The Company also enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of December 31, 2008.

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

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

ASSET DISPOSITION SUBJECT TO CERTAIN CONDITIONS
The Company has entered into a sales agreement with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has executed a sales contract as of December 31, 2008 that are subject to material conditions as previously described:

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


17.  REAL ESTATE ASSET HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company follows SFAS 144, which addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2008, 2007 and 2006. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

As of December 31, 2008, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale.

In 2007, the Company sold two R&D properties for a total sales price of approximately $16,043 resulting in a net gain of approximately $6,529. In 2006, the Company sold three R&D properties for a total sales price of approximately $43,271 resulting in a net gain of approximately $18,102. Results of operations for these properties for the years ended December 31, 2007 and 2006 are as follows:

                                                                   Year Ended December 31,
                                                           ------------------------------------------
                                                                  2007                  2006
                                                           ------------------     -------------------
                                                                    (dollars in thousands)
Revenues:
   Rental revenue from real estate                                $389                 $2,271
   Tenant reimbursements                                            83                    317
   Other income                                                      1                    291
                                                           ------------------     -------------------
      Total revenues                                               473                  2,879
                                                           ------------------     -------------------

Expenses:
   Property operating, maintenance and real estate taxes           233                    683
   Depreciation of real estate                                     148                    694
                                                           ------------------     -------------------
     Total expenses                                                381                  1,377
                                                           ------------------     -------------------

     Operating income                                               92                  1,502

Other income (expenses):
   Interest                                                         (1)                    (1)
                                                           ------------------     -------------------
Income from discontinued operations                                 91                  1,501
Gain from disposal of discontinued operations                    6,529                 18,102
Minority interests in earnings from discontinued                (5,489)               (16,431)
operations
                                                           ------------------     -------------------
     Income from discontinued operations                        $1,131                 $3,172
                                                           ==================     ===================

For the years ended December 31, 2007 and 2006, income from discontinued operations included results of operations from two R&D properties sold in 2007 and three R&D properties sold in 2006.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

18.  ACQUISITION-RELATED INTANGIBLE ASSETS

In February 2008, the Company acquired a fully leased office/R&D building at 2904 Orchard Parkway in San Jose, California for approximately $16,696 from an unrelated party. The purchase price was allocated to long-lived assets and the value of an in-place lease as follows:

    Land                                      $4,704
    Buildings and improvements                10,871
    In-place lease                             1,121
                                         -----------------
       Total cash purchase price             $16,696
                                         =================

The result of operations for this property acquisition has been included in the Company's consolidated statements of operations since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease term. Amortization expense related to in-place leases of approximately $600, $2,153 and $1,613 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively.

Details of real estate related intangible assets at December 31, 2008 and 2007 are as follows:

                                                                   December 31,
                                                     ------------------------------------------
                                                           2008                    2007
                                                     ------------------     -------------------
                                                             (dollars in thousands)
     Amortizable intangible assets:
        In-place leases                                 $3,240                 $2,119
        Accumulated amortization                        (1,341)                  (741)
                                                     ------------------     -------------------
        Net real estate related intangible assets       $1,899                 $1,378
                                                     ==================     ===================

The estimated aggregate amortization expense for the real estate related intangible assets for each of the five succeeding fiscal years is as follows:

     Year                Estimated In-place
                                Lease
                       Amortization (expense)
     ------------------------------------------
                             (dollars in
                              thousands)
     2009                       $637
     2010                        637
     2011                        363
     2012                        224
     2013                         38
                       ------------------------
        Total                 $1,899
                       ========================

19.  FAIR VALUE

The only financial asset or liability recorded at fair value in the Company's consolidated financial statements is the marketable securities. The Company determined the fair value for the marketable securities using quoted prices in active markets for identical securities (Level 1 - see Note 2 under New Accounting Pronouncements). As of December 31, 2008, the fair value of the marketable securities totaled approximately $3,368 and the cost thereof was approximately $3,646. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding losses and gains recorded in unrealized losses or gains from investment. For the year ended December 31, 2008, the Company recorded net unrealized losses of approximately $278 related to the decrease in fair value of the marketable securities, which was reported in unrealized loss from investment in the Company's consolidated statement of operations.

                          MISSION WEST PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands, except per share data)

20.  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2008 (1) is as follows:

                                                                          For the Three Months Ended
                                                  March 31,             June 30,            September 30,         December 31,
                                                                                 (Unaudited)
                                            ----------------------------------------------------------------------------------------
Rental revenue from continuing operations, net      $18,996               $19,359               $20,256               $20,464
Operating income from continuing operations         $13,545               $11,452               $12,952               $12,436
Income from continuing operations                    $1,882                $1,359                $1,635                $5,257
Net income to common stockholders                    $1,882                $1,359                $1,635                $5,257
Per share data:
   Basic net income per share                         $0.10                 $0.07                 $0.08                 $0.27
   Diluted net income per share                       $0.10                 $0.07                 $0.08                 $0.26
Weighted average shares of common stock(basic)   19,667,605             19,695,988           19,745,141             19,748,211
Weighted average shares of common stock(diluted) 19,667,605             19,902,304           19,783,507             19,889,016


Quarterly financial information for the year ended December 31, 2007 (1) is as follows:

                                                                          For the Three Months Ended
                                                  March 31,             June 30,           September 30,          December 31,
                                                                                (Unaudited)
                                            ----------------------------------------------------------------------------------------
Rental revenue from continuing operations, net      $17,111               $21,148               $19,000               $18,986
Operating income from continuing operations         $21,235               $14,402               $58,093               $11,858
Income from continuing operations (2)                $3,366                $2,001               $10,821                $1,568
Income from discontinued operations (2)                  $9                    $3                $1,120                     -
Net income to common stockholders                    $3,375                $2,004               $11,941                $1,568
Per share data:
   Basic net income per share                         $0.17                 $0.10                 $0.61                 $0.08
   Diluted net income per share                       $0.17                 $0.10                 $0.60                 $0.08
Weighted average shares of common stock(basic)   19,582,787             19,639,928           19,640,087             19,645,304
Weighted average shares of common stock(diluted) 19,889,453             20,020,596           19,818,806             19,710,909


(1) The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding differences.
(2) The quarterly financial data may not equal previously reported results on the Company's quarterly reports on Form 10-Q due to reclassification of revenues and expenses to discontinued operations in accordance with SFAS 144.

21.  SUBSEQUENT EVENTS

On January 7, 2009, one limited partner exchanged a total of 2,000,000 O.P. Units for 2,000,000 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. Units.

On January 8, 2009, the Company paid dividends of $0.20 per share of common stock to all common stockholders of record as of December 31, 2008. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. Unit to all holders of O.P. Units, with the exception of the Berg Group. Aggregate dividends and distributions amounted to approximately $21,055.

On January 8, 2009, a short-term note payable in the amount of approximately $10,760 was issued to the Berg Group in connection with the fourth quarter 2008 dividend distributions. The note payable bears interest at LIBOR plus 2% and was fully repaid in February 2009.

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule



Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

The audit referred to in our report dated March 13, 2009 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index as of December 31, 2008 and 2007. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule as of December 31, 2008 and 2007 presents fairly, in all material respects, the information set forth therein.



\S\ Burr, Pilger & Mayer, LLP


San Francisco, California
March 13, 2009

                               INTENTIONALLY BLANK

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2008
                             (dollars in thousands)


                                                                             Initial Cost
                                                                    ------------------------------      Cost
                                                                                     Buildings      Subsequent to
                                                  December 31, 2008                     and         Construction/
Property Name                      City             Encumbrances        Land        Improvements     Acquisition
-----------------------------------------------   ----------------- -------------  ---------------  -------------
5300-5350 Hellyer Avenue           San Jose    C       $8,761          $5,742          $11,442
10401-10411 Bubb Road              Cupertino   A                          633            3,078
45365 Northport Loop               Fremont                              2,447            5,711            $11
45738 Northport Loop               Fremont     F                          891            4,338              5
4050 Starboard Drive               Fremont     F                        1,329            6,467              8
3501 W. Warren Ave/Fremont Blvd    Fremont                              1,866            9,082          1,382
48800 Milmont Blvd                 Fremont                              1,013            4,932
4750 Patrick Henry Drive           Santa Clara H                        1,604            7,805            405
3520 Bassett Street                Santa Clara D                        1,104            5,371
3530 Bassett Street                Santa Clara B,D                        849            4,133
5850-5870 Hellyer Avenue           San Jose                             2,787            6,502            131
5750 Hellyer Avenue                San Jose                             3,266            3,354          2,798
800 Embedded Way                   San Jose    K                        1,794                -
5500 Hellyer Avenue                San Jose    F                        4,735           12,485          1,575
5550 Hellyer Avenue                San Jose    F                        3,261            3,478          3,755
5400 Hellyer Avenue                San Jose                             3,238            5,007            215
5325 Hellyer Avenue                San Jose    H                        4,684           10,230             40
5345 Hellyer Avenue                San Jose    H                        4,866            5,822          2,529
5905-5965 Silver Creek Valley Rd   San Jose                             8,437           17,316
5905-5965 Silver Creek Valley Rd   San Jose                             3,438            2,727
5845 Hellyer Avenue                San Jose                             6,090            5,029
855 Embedded Way                   San Jose                             3,289            6,521            150
1065-1105 La Avenida Street        Mountain View                       46,832          109,275             65
1875 Charleston Road               Mountain View   M                        -            2,615
1750 Automation Parkway            San Jose    G                        4,789           11,174            315
1756 Automation Parkway            San Jose    G                        4,378           10,216            704
1762 Automation Parkway            San Jose    G                        4,804           12,224          1,332
1768 Automation Parkway            San Jose    H                        8,195           19,121            218
255 Caspian Drive                  Sunnyvale                            3,491            7,160          1,658
245 Caspian Drive                  Sunnyvale                            5,894                -
5981 Optical Court                 San Jose    F                        4,054           14,938            298
5970 Optical Court                 San Jose                             2,758            8,395
5900 Optical Court                 San Jose                             3,634           12,677             83
2630 Orchard Parkway               San Jose                             2,932            5,863             22
2610 Orchard Parkway               San Jose    J                        2,615            5,231
55 West Trimble Road               San Jose    J                        4,435            8,869
2001 Walsh Avenue                  Santa Clara E,G,I                    4,610            3,887
2880 Scott Blvd                    Santa Clara E,H,I                   14,501           22,555            471
2890 Scott Blvd                    Santa Clara E,H,I                    3,081            9,696             25
2770-2800 Scott Blvd               Santa Clara E,H                      7,138            7,075            170
2300 Central Expressway            Santa Clara E,G,I                    2,390            2,459
2220 Central Expressway            Santa Clara E,G,I                    3,305            3,427            816
2330 Central Expressway            Santa Clara E,G                      3,673            3,932            677
233 South Hillview Drive           Milpitas    F,N                      3,335           10,076
2251 Lawson Lane                   Santa Clara                          1,952            9,498            501
1230 East Arques                   Sunnyvale   F                          540            2,628             39
1250 East Arques                   Sunnyvale   F                        1,335            6,499
20400 Mariani Avenue               Cupertino                            1,670            8,125            946
10500 De Anza Blvd                 Cupertino                            7,666           37,304
20605-20705 Valley Green Drive     Cupertino   G                        3,490           16,984
10300 Bubb Road                    Cupertino   F                          635            3,090
10440 Bubb Road                    Cupertino                              434            2,112            114
10460 Bubb Road                    Cupertino   H                          994            4,838          1,279
1135 Kern Avenue                   Sunnyvale                              407            1,982
450 National Avenue                Mountain View                          611            2,973             72
3301 Olcott Street                 Santa Clara                          1,846            8,984             37
2800 Bayview Avenue                Fremont                              1,070            5,205             60
5521 Hellyer Avenue                San Jose                             4,534            9,650
6850 Santa Teresa Blvd             San Jose    H                          377            1,836            819




                                                          Total Cost
                                                  ---------------------------
                                                                 Buildings                   Accumulated
                                                                    and                     Depreciation     Date of   Depreciable
Property Name                      City              Land       Improvements     Total     & Amortization  Acquisition    Life
-----------------------------------------------   -----------  -------------- ------------ --------------  ----------- -----------
5300-5350 Hellyer Avenue           San Jose    C     $5,742        $11,442      $17,184        $2,467         5/00          L
10401-10411 Bubb Road              Cupertino   A        633          3,078        3,711           810         7/98          L
45365 Northport Loop               Fremont            2,447          5,722        8,169         1,189        10/00          L
45738 Northport Loop               Fremont     F        891          4,343        5,234         1,143         7/98          L
4050 Starboard Drive               Fremont     F      1,329          6,475        7,804         1,702         7/98          L
3501 W. Warren Ave/Fremont Blvd    Fremont            1,866         10,464       12,330         3,656         7/98          L
48800 Milmont Blvd                 Fremont            1,013          4,932        5,945         1,296         7/98          L
4750 Patrick Henry Drive           Santa Clara H      1,604          8,210        9,814         2,390         7/98          L
3520 Bassett Street                Santa Clara D      1,104          5,371        6,475         1,411         7/98          L
3530 Bassett Street                Santa Clara B,D      849          4,133        4,982         1,086         7/98          L
5850-5870 Hellyer Avenue           San Jose           2,787          6,633        9,420         1,715        11/98          L
5750 Hellyer Avenue                San Jose           3,266          6,152        9,418         1,312         8/01          L
800 Embedded Way                   San Jose    K      1,794              -        1,794             -         3/00          -
5500 Hellyer Avenue                San Jose    F      4,735         14,060       18,795         2,515         2/01          L
5550 Hellyer Avenue                San Jose    F      3,261          7,233       10,494           966         6/01          L
5400 Hellyer Avenue                San Jose           3,238          5,222        8,460         1,281         7/00          L
5325 Hellyer Avenue                San Jose    H      4,684         10,270       14,954         2,093         1/01          L
5345 Hellyer Avenue                San Jose    H      4,866          8,351       13,217         1,145         1/02          L
5905-5965 Silver Creek Valley Rd   San Jose           8,437         17,316       25,753         3,247         7/01          L
5905-5965 Silver Creek Valley Rd   San Jose           3,438          2,727        6,165           494        10/01          L
5845 Hellyer Avenue                San Jose           6,090          5,029       11,119           161         9/07          L
855 Embedded Way                   San Jose           3,289          6,671        9,960         1,320         5/01          L
1065-1105 La Avenida Street        Mountain View     46,832        109,340      156,172        26,649         4/99          L
1875 Charleston Road               Mountain View   M      -          2,615        2,615           519         4/06          L
1750 Automation Parkway            San Jose    G      4,789         11,489       16,278         2,729         7/99          L
1756 Automation Parkway            San Jose    G      4,378         10,920       15,298         2,434         1/00          L
1762 Automation Parkway            San Jose    G      4,804         13,556       18,360         2,961         4/00          L
1768 Automation Parkway            San Jose    H      8,195         19,339       27,534         3,977        12/00          L
255 Caspian Drive                  Sunnyvale          3,491          8,818       12,309         2,243         4/00          L
245 Caspian Drive                  Sunnyvale          5,894              -        5,894             -         4/01          -
5981 Optical Court                 San Jose    F      4,054         15,236       19,290           874         1/08          L
5970 Optical Court                 San Jose           2,758          8,395       11,153         1,049        12/03          L
5900 Optical Court                 San Jose           3,634         12,760       16,394         2,133         7/02          L
2630 Orchard Parkway               San Jose           2,932          5,885        8,817         1,024         3/02          L
2610 Orchard Parkway               San Jose    J      2,615          5,231        7,846           894         3/02          L
55 West Trimble Road               San Jose    J      4,435          8,869       13,304         1,516         3/02          L
2001 Walsh Avenue                  Santa Clara E,G,I  4,610          3,887        8,497           564         4/03          L
2880 Scott Blvd                    Santa Clara E,H,I 14,501         23,026       37,527         3,300         4/03          L
2890 Scott Blvd                    Santa Clara E,H,I  3,081          9,721       12,802         1,402         4/03          L
2770-2800 Scott Blvd               Santa Clara E,H    7,138          7,245       14,383         1,089         4/03          L
2300 Central Expressway            Santa Clara E,G,I  2,390          2,459        4,849           356         4/03          L
2220 Central Expressway            Santa Clara E,G,I  3,305          4,243        7,548           838         4/03          L
2330 Central Expressway            Santa Clara E,G    3,673          4,609        8,282           799         4/03          L
233 South Hillview Drive           Milpitas    F,N    3,335         10,076       13,411         1,381         3/06          L
2251 Lawson Lane                   Santa Clara        1,952          9,999       11,951         2,503         7/98          L
1230 East Arques                   Sunnyvale   F        540          2,667        3,207           733         7/98          L
1250 East Arques                   Sunnyvale   F      1,335          6,499        7,834         1,707         7/98          L
20400 Mariani Avenue               Cupertino          1,670          9,071       10,741         2,403         7/98          L
10500 De Anza Blvd                 Cupertino          7,666         37,304       44,970         9,796         7/98          L
20605-20705 Valley Green Drive     Cupertino   G      3,490         16,984       20,474         4,462         7/98          L
10300 Bubb Road                    Cupertino   F        635          3,090        3,725           813         7/98          L
10440 Bubb Road                    Cupertino            434          2,226        2,660           650         7/98          L
10460 Bubb Road                    Cupertino   H        994          6,117        7,111         1,748         7/98          L
1135 Kern Avenue                   Sunnyvale            407          1,982        2,389           524         7/98          L
450 National Avenue                Mountain View        611          3,045        3,656           821         7/98          L
3301 Olcott Street                 Santa Clara        1,846          9,021       10,867         2,376         7/98          L
2800 Bayview Avenue                Fremont            1,070          5,265        6,335         1,428         7/98          L
5521 Hellyer Avenue                San Jose           4,534          9,650       14,184         1,162         2/05          L
6850 Santa Teresa Blvd             San Jose    H        377          2,655        3,032           934         7/98          L


                                                                             Initial Cost
                                                                    ------------------------------      Cost
                                                                                     Buildings      Subsequent to
                                                  December 31, 2008                     and         Construction/
Property Name                      City             Encumbrances        Land        Improvements     Acquisition
-----------------------------------------------   ----------------- -------------  ---------------  -------------
6810 Santa Teresa Blvd             San Jose    H                        2,567            5,991            772
140-160 Great Oaks Blvd            San Jose                             1,402            6,822            754
6541 Via del Oro/6385 San Ignacio  San Jose    G                        1,039            5,057             81
6311-6351 San Ignacio Avenue       San Jose    F                        6,246           30,396            170
6320-6360 San Ignacio Avenue       San Jose    G                        2,616           12,732            439
75 E. Trimble Rd/2610 N. First St  San Jose                             3,477           16,919             85
2904 Orchard Parkway               San Jose    F,O                      4,704           11,992
3236 Scott Blvd                    Santa Clara F                        1,234            6,005
1212 Bordeaux Lane                 Sunnyvale   F                        2,250           10,948
1325-1810 McCandless Drive         Milpitas                            13,994           66,213          1,455
1600 Memorex Drive                 Santa Clara                          1,221            5,940             11
1688 Richard Avenue                Santa Clara                          1,248            2,913              6
1700 Richard Avenue                Santa Clara                          1,727            4,030
Morgan Hill Land                   Morgan Hill                         25,543                -
Morgan Hill Land                   Morgan Hill                          2,297                -
300 Montague Expressway            Milpitas                             2,609            2,499
337 Trade Zone Blvd                Milpitas                             2,264            2,168
324-368 Montague Expressway        Milpitas                             2,968            2,843
3506-3510 Bassett Street           Santa Clara D                          943            4,591            182
3540-3544 Bassett Street           Santa Clara F,D                      1,565            7,616            195
3550 Bassett Street                Santa Clara F,D                      1,079            5,251             33
3560 Bassett Street                Santa Clara F,D                      1,075            5,233              8
3570-3580 Bassett Street           Santa Clara F,D                      1,075            5,233
   Hartford Loan                               F      114,513
   Northwestern Mutual Life Ins. Co.           G       81,308
   Allianz Life Insurance Company              H      135,087
                                                  ----------------- -------------  ---------------  -------------
                                                     $339,669        $320,911         $774,795        $27,916
                                                  ================= =============  ===============  =============



                                                          Total Cost
                                                  ---------------------------
                                                                 Buildings                   Accumulated
                                                                    and                     Depreciation     Date of   Depreciable
Property Name                      City              Land       Improvements     Total     & Amortization  Acquisition    Life
-----------------------------------------------   -----------  -------------- ------------ --------------  ----------- -----------
6810 Santa Teresa Blvd             San Jose    H      2,567         6,763          9,330         1,772         3/99        L
140-160 Great Oaks Blvd            San Jose           1,402         7,576          8,978         2,206         7/98        L
6541 Via del Oro/6385 San Ignacio  San Jose    G      1,039         5,138          6,177         1,380         7/98        L
6311-6351 San Ignacio Avenue       San Jose    F      6,246        30,566         36,812         8,143         7/98        L
6320-6360 San Ignacio Avenue       San Jose    G      2,616        13,171         15,787         3,548         7/98        L
75 E. Trimble Rd/2610 N. First St  San Jose           3,477        17,004         20,481         4,532         7/98        L
2904 Orchard Parkway               San Jose    F,O    4,704        11,992         16,696           413         2/08        L
3236 Scott Blvd                    Santa Clara F      1,234         6,005          7,239         1,578         7/98        L
1212 Bordeaux Lane                 Sunnyvale   F      2,250        10,948         13,198         2,877         7/98        L
1325-1810 McCandless Drive         Milpitas          13,994        67,668         81,662        18,258         7/98        L
1600 Memorex Drive                 Santa Clara        1,221         5,951          7,172         1,547         7/98        L
1688 Richard Avenue                Santa Clara        1,248         2,919          4,167           770         9/98        L
1700 Richard Avenue                Santa Clara        1,727         4,030          5,757           952         8/99        L
Morgan Hill Land                   Morgan Hill       25,543             -         25,543             -         3/07        -
Morgan Hill Land                   Morgan Hill        2,297             -          2,297             -         4/07        -
300 Montague Expressway            Milpitas           2,609         2,499          5,108           104         4/07        L
337 Trade Zone Blvd                Milpitas           2,264         2,168          4,432            90         4/07        L
324-368 Montague Expressway        Milpitas           2,968         2,843          5,811           118         4/07        L
3506-3510 Bassett Street           Santa Clara D        943         4,773          5,716         1,320         7/98        L
3540-3544 Bassett Street           Santa Clara F,D    1,565         7,811          9,376         2,070         7/98        L
3550 Bassett Street                Santa Clara F,D    1,079         5,284          6,363         1,415         7/98        L
3560 Bassett Street                Santa Clara F,D    1,075         5,241          6,316         1,384         7/98        L
3570-3580 Bassett Street           Santa Clara F,D    1,075         5,233          6,308         1,376         7/98        L
   Hartford Loan                               F
   Northwestern Mutual Life Ins. Co.           G
   Allianz Life Insurance Company              H
                                                  -----------  --------------  -----------  -------------
                                                   $320,911      $802,711     $1,123,622      $180,043
                                                  ===========  ==============  ===========  =============


(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property's ownership is held by an affiliated party since September 2000.
(D)  Part of the property group referred to as the Triangle Technology Park.
(E)  Part of the property group referred to as the San Tomas Technology Park.
(F) Encumbered by the $114,513 Hartford loan - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $81,308 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $135,087 Allianz Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $18,284. Approximately $17,410 and $874 was fully amortized in 2007 and 2005, respectively, and the asset cost and its related accumulated amortization was removed from the accounts.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.
(K) This property was sold in October 2005. The Company retained 32.5%, or approximately 7.9 acres, of raw land.
(L)  Depreciation  is  computed  based  on the  following  estimated  lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.
(M) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $745.
(N) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,374.
(O) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,121.

                                                                             MISSION WEST PROPERTIES, INC.
                                                                                      Schedule III
                                                               Real Estate and Accumulated Depreciation and Amortization
                                                                                   December 31, 2007
                                                                                 (dollars in thousands)


                                                                             Initial Cost
                                                                    ------------------------------      Cost
                                                                                     Buildings      Subsequent to
                                                  December 31, 2007                     and         Construction/
Property Name                      City             Encumbrances        Land        Improvements     Acquisition
-----------------------------------------------   ----------------- -------------  ---------------  -------------
5300-5350 Hellyer Avenue           San Jose    C         $9,224         $5,742         $11,442
10401-10411 Bubb Road              Cupertino   A                           633           3,078
45365 Northport Loop               Fremont                               2,447           5,711              $11
45738 Northport Loop               Fremont     F                           891           4,338                5
4050 Starboard Drive               Fremont     F                         1,329           6,467                8
3501 W. Warren Ave/Fremont Blvd    Fremont                               1,866           9,082            1,382
48800 Milmont Blvd                 Fremont                               1,013           4,932
4750 Patrick Henry Drive           Santa Clara                           1,604           7,805              405
3520 Bassett Street                Santa Clara D                         1,104           5,371
3530 Bassett Street                Santa Clara B,D                         849           4,133
5850-5870 Hellyer Avenue           San Jose                              2,787           6,502              131
5750 Hellyer Avenue                San Jose                              3,266           3,354            3,127
800 Embedded Way                   San Jose    K                         1,794               -
5500 Hellyer Avenue                San Jose                              4,735          12,485               39
5550 Hellyer Avenue                San Jose                              3,261           3,478
5400 Hellyer Avenue                San Jose                              3,238           5,007              215
5325 Hellyer Avenue                San Jose    H                         4,684          10,230               40
5345 Hellyer Avenue                San Jose    H                         4,866           5,822
5905-5965 Silver Creek Valley Rd   San Jose                              8,437          17,316
5905-5965 Silver Creek Valley Rd   San Jose                              3,438           2,727
5845 Hellyer Avenue                San Jose                              6,090           5,029
855 Embedded Way                   San Jose                              3,289           6,521               68
1065-1105 La Avenida Street        Mountain View                        46,832         109,275               65
1875 Charleston Road               Mountain View   M                         -           2,615
1750 Automation Parkway            San Jose    G                         4,789          11,174              315
1756 Automation Parkway            San Jose    G                         4,378          10,216              704
1762 Automation Parkway            San Jose    G                         4,804          12,224            1,332
1768 Automation Parkway            San Jose    H                         8,195          19,121              142
255 Caspian Drive                  Sunnyvale                             3,491           7,160            1,658
245 Caspian Drive                  Sunnyvale                             5,894               -
5970 Optical Court                 San Jose                              2,758           8,395
5900 Optical Court                 San Jose    H                         3,634          12,677               83
2630 Orchard Parkway               San Jose                              2,931           5,863               22
2610 Orchard Parkway               San Jose    J                         2,615           5,231
55 West Trimble Road               San Jose    J                         4,435           8,869
2001 Walsh Avenue                  Santa Clara E,I                       4,610           3,887
2880 Scott Blvd                    Santa Clara E,H,I                    14,501          22,555
2890 Scott Blvd                    Santa Clara E,H,I                     3,081           9,696               25
2770-2800 Scott Blvd               Santa Clara E,H                       7,138           7,075              170
2300 Central Expressway            Santa Clara E,I                       2,390           2,459
2220 Central Expressway            Santa Clara E,I                       3,304           3,427              816
2330 Central Expressway            Santa Clara E                         3,673           3,932              677
233 South Hillview Drive           Milpitas    N                         3,335          10,076
2251 Lawson Lane                   Santa Clara G                         1,952           9,498
1230 East Arques                   Sunnyvale   F                           540           2,628               39
1250 East Arques                   Sunnyvale   F                         1,335           6,499
20400 Mariani Avenue               Cupertino   H                         1,670           8,125              866
10500 De Anza Blvd                 Cupertino   F                         7,666          37,304
20605-20705 Valley Green Drive     Cupertino   G                         3,490          16,984
10300 Bubb Road                    Cupertino   F                           635           3,090
10440 Bubb Road                    Cupertino                               434           2,112              114
10460 Bubb Road                    Cupertino   H                           994           4,838            1,279
1135 Kern Avenue                   Sunnyvale   F                           407           1,982
450 National Avenue                Mountain View   F                       611           2,973               72
3301 Olcott Street                 Santa Clara                           1,846           8,984               37
2800 Bayview Avenue                Fremont                               1,070           5,205               60
5521 Hellyer Avenue                San Jose                              4,534           9,650
6850 Santa Teresa Blvd             San Jose                                377           1,836              819


                                                          Total Cost
                                                  ---------------------------
                                                                 Buildings                   Accumulated
                                                                    and                     Depreciation     Date of   Depreciable
Property Name                      City              Land       Improvements     Total     & Amortization  Acquisition    Life
-----------------------------------------------   -----------  -------------- ------------ --------------  ----------- -----------
5300-5350 Hellyer Avenue           San Jose    C     $5,742         $11,442      $17,184        $2,181        5/00          L
10401-10411 Bubb Road              Cupertino   A        633           3,078        3,711           733        7/98          L
45365 Northport Loop               Fremont            2,447           5,722        8,169         1,047       10/00          L
45738 Northport Loop               Fremont     F        891           4,343        5,234         1,034        7/98          L
4050 Starboard Drive               Fremont     F      1,329           6,475        7,804         1,540        7/98          L
3501 W. Warren Ave/Fremont Blvd    Fremont            1,866          10,464       12,330         2,916        7/98          L
48800 Milmont Blvd                 Fremont            1,013           4,932        5,945         1,173        7/98          L
4750 Patrick Henry Drive           Santa Clara        1,604           8,210        9,814         2,113        7/98          L
3520 Bassett Street                Santa Clara D      1,104           5,371        6,475         1,276        7/98          L
3530 Bassett Street                Santa Clara B,D      849           4,133        4,982           983        7/98          L
5850-5870 Hellyer Avenue           San Jose           2,787           6,633        9,420         1,530       11/98          L
5750 Hellyer Avenue                San Jose           3,266           6,481        9,747           882        8/01          L
800 Embedded Way                   San Jose    K      1,794               -        1,794             -        3/00          -
5500 Hellyer Avenue                San Jose           4,735          12,524       17,259         2,159        2/01          L
5550 Hellyer Avenue                San Jose           3,261           3,478        6,739           612        6/01          L
5400 Hellyer Avenue                San Jose           3,238           5,222        8,460         1,141        7/00          L
5325 Hellyer Avenue                San Jose    H      4,684          10,270       14,954         1,836        1/01          L
5345 Hellyer Avenue                San Jose    H      4,866           5,822       10,688         1,000        1/02          L
5905-5965 Silver Creek Valley Rd   San Jose           8,437          17,316       25,753         2,814        7/01          L
5905-5965 Silver Creek Valley Rd   San Jose           3,438           2,727        6,165           426       10/01          L
5845 Hellyer Avenue                San Jose           6,090           5,029       11,119            32        9/07          L
855 Embedded Way                   San Jose           3,289           6,589        9,878         1,150        5/01          L
1065-1105 La Avenida Street        Mountain View     46,832         109,340      156,172        23,916        4/99          L
1875 Charleston Road               Mountain View   M      -           2,615        2,615           330        4/06          L
1750 Automation Parkway            San Jose    G      4,789          11,489       16,278         2,441        7/99          L
1756 Automation Parkway            San Jose    G      4,378          10,920       15,298         2,110        1/00          L
1762 Automation Parkway            San Jose    G      4,804          13,556       18,360         2,468        4/00          L
1768 Automation Parkway            San Jose    H      8,195          19,263       27,458         3,423       12/00          L
255 Caspian Drive                  Sunnyvale          3,491           8,818       12,309         1,940        4/00          L
245 Caspian Drive                  Sunnyvale          5,894               -        5,894             -        4/01          -
5970 Optical Court                 San Jose           2,758           8,395       11,153           840       12/03          L
5900 Optical Court                 San Jose    H      3,634          12,760       16,394         1,804        7/02          L
2630 Orchard Parkway               San Jose           2,931           5,885        8,816           877        3/02          L
2610 Orchard Parkway               San Jose    J      2,615           5,231        7,846           763        3/02          L
55 West Trimble Road               San Jose    J      4,435           8,869       13,304         1,294        3/02          L
2001 Walsh Avenue                  Santa Clara E,I    4,610           3,887        8,497           466        4/03          L
2880 Scott Blvd                    Santa Clara E,H,I 14,501          22,555       37,056         2,689        4/03          L
2890 Scott Blvd                    Santa Clara E,H,I  3,081           9,721       12,802         1,156        4/03          L
2770-2800 Scott Blvd               Santa Clara E,H    7,138           7,245       14,383           860        4/03          L
2300 Central Expressway            Santa Clara E,I    2,390           2,459        4,849           295        4/03          L
2220 Central Expressway            Santa Clara E,I    3,304           4,243        7,547           636        4/03          L
2330 Central Expressway            Santa Clara E      3,673           4,609        8,282           604        4/03          L
233 South Hillview Drive           Milpitas    N      3,335          10,076       13,411           892        3/06          L
2251 Lawson Lane                   Santa Clara G      1,952           9,498       11,450         2,257        7/98          L
1230 East Arques                   Sunnyvale   F        540           2,667        3,207           666        7/98          L
1250 East Arques                   Sunnyvale   F      1,335           6,499        7,834         1,544        7/98          L
20400 Mariani Avenue               Cupertino   H      1,670           8,991       10,661         2,018        7/98          L
10500 De Anza Blvd                 Cupertino   F      7,666          37,304       44,970         8,863        7/98          L
20605-20705 Valley Green Drive     Cupertino   G      3,490          16,984       20,474         4,037        7/98          L
10300 Bubb Road                    Cupertino   F        635           3,090        3,725           735        7/98          L
10440 Bubb Road                    Cupertino            434           2,226        2,660           584        7/98          L
10460 Bubb Road                    Cupertino   H        994           6,117        7,111         1,582        7/98          L
1135 Kern Avenue                   Sunnyvale   F        407           1,982        2,389           474        7/98          L
450 National Avenue                Mountain View   F    611           3,045        3,656           733        7/98          L
3301 Olcott Street                 Santa Clara        1,846           9,021       10,867         2,144        7/98          L
2800 Bayview Avenue                Fremont            1,070           5,265        6,335         1,298        7/98          L
5521 Hellyer Avenue                San Jose           4,534           9,650       14,184           859        2/05          L
6850 Santa Teresa Blvd             San Jose             377           2,655        3,032           864        7/98          L

                          MISSION WEST PROPERTIES, INC.
                                  Schedule III
            Real Estate and Accumulated Depreciation and Amortization
                                December 31, 2007
                             (dollars in thousands)


                                                                             Initial Cost
                                                                    ------------------------------      Cost
                                                                                     Buildings      Subsequent to
                                                  December 31, 2007                     and         Construction/
Property Name                      City             Encumbrances        Land        Improvements     Acquisition
-----------------------------------------------   ----------------- -------------  ---------------  -------------
6810 Santa Teresa Blvd            San Jose                               2,567           5,991            774
140-160 Great Oaks Blvd           San Jose                               1,402           6,822            754
6541 Via del Oro/6385 San Ignacio San Jose    G                          1,039           5,057             81
6311-6351 San Ignacio Avenue      San Jose    F                          6,247          30,396            170
6320-6360 San Ignacio Avenue      San Jose    G                          2,616          12,732            439
75 E. Trimble Rd/2610 N.First St  San Jose                               3,477          16,919             85
3236 Scott Blvd                   Santa Clara F                          1,234           6,005
1212 Bordeaux Lane                Sunnyvale   F                          2,250          10,948
1325-1810 McCandless Drive        Milpitas    G                         13,994          66,213          1,455
1600 Memorex Drive                Santa Clara F                          1,221           5,940             11
1688 Richard Avenue               Santa Clara F                          1,248           2,913              6
1700 Richard Avenue               Santa Clara F                          1,727           4,030
Morgan Hill Land                  Morgan Hill                           25,543               -
Morgan Hill Land                  Morgan Hill                            2,297               -
300 Montague Expressway           Milpitas                               2,609           2,499
337 Trade Zone Blvd               Milpitas                               2,264           2,168
324-368 Montague Expressway       Milpitas                               2,968           2,843
3506-3510 Bassett Street          Santa Clara D                            943           4,591            182
3540-3544 Bassett Street          Santa Clara F,D                        1,565           7,616            195
3550 Bassett Street               Santa Clara F,D                        1,079           5,251             33
3560 Bassett Street               Santa Clara F,D                        1,075           5,233              8
3570-3580 Bassett Street          Santa Clara F,D                        1,075           5,233
   Prudential Mortgage Capital Co.            F        112,543
   Northwestern Mutual Life Ins. Co.          G         84,959
   Allianz Life Insurance Company             H        140,018
                                                  ----------------- -------------  ---------------  -------------
                                                      $346,744        $312,152        $747,865        $18,919
                                                  ================= =============  ===============  =============




                                                          Total Cost
                                                  ---------------------------
                                                                 Buildings                   Accumulated
                                                                    and                     Depreciation     Date of   Depreciable
Property Name                      City              Land       Improvements     Total     & Amortization  Acquisition    Life
-----------------------------------------------   -----------  -------------- ------------ --------------  ----------- -----------
6810 Santa Teresa Blvd            San Jose           2,567           6,765         9,332         1,477        3/99          L
140-160 Great Oaks Blvd           San Jose           1,402           7,576         8,978         1,975        7/98          L
6541 Via del Oro/6385 San Ignacio San Jose    G      1,039           5,138         6,177         1,240        7/98          L
6311-6351 San Ignacio Avenue      San Jose    F      6,247          30,566        36,813         7,372        7/98          L
6320-6360 San Ignacio Avenue      San Jose    G      2,616          13,171        15,787         3,207        7/98          L
75 E. Trimble Rd/2610 N.First St  San Jose           3,477          17,004        20,481         4,109        7/98          L
3236 Scott Blvd                   Santa Clara F      1,234           6,005         7,239         1,428        7/98          L
1212 Bordeaux Lane                Sunnyvale   F      2,250          10,948        13,198         2,603        7/98          L
1325-1810 McCandless Drive        Milpitas    G     13,994          67,668        81,662        16,452        7/98          L
1600 Memorex Drive                Santa Clara F      1,221           5,951         7,172         1,398        7/98          L
1688 Richard Avenue               Santa Clara F      1,248           2,919         4,167           697        9/98          L
1700 Richard Avenue               Santa Clara F      1,727           4,030         5,757           852        8/99          L
Morgan Hill Land                  Morgan Hill       25,543               -        25,543             -        3/07          -
Morgan Hill Land                  Morgan Hill        2,297               -         2,297             -        4/07          -
300 Montague Expressway           Milpitas           2,609           2,499         5,108            42        4/07          L
337 Trade Zone Blvd               Milpitas           2,264           2,168         4,432            36        4/07          L
324-368 Montague Expressway       Milpitas           2,968           2,843         5,811            47        4/07          L
3506-3510 Bassett Street          Santa Clara D        943           4,773         5,716         1,191        7/98          L
3540-3544 Bassett Street          Santa Clara F,D    1,565           7,811         9,376         1,871        7/98          L
3550 Bassett Street               Santa Clara F,D    1,079           5,284         6,363         1,284        7/98          L
3560 Bassett Street               Santa Clara F,D    1,075           5,241         6,316         1,253        7/98          L
3570-3580 Bassett Street          Santa Clara F,D    1,075           5,233         6,308         1,245        7/98          L
   Prudential Mortgage Capital Co.            F
   Northwestern Mutual Life Ins. Co.          G
   Allianz Life Insurance Company             H
                                                  -----------  -------------- ------------ --------------
                                                  $312,152        $766,784    $1,078,936      $156,819
                                                  ===========  ============== ============ ==============

(A) 16.67% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property's ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property's ownership is held by an affiliated party since September 2000.
(D)  Part of the property group referred to as the Triangle Technology Park.
(E)  Part of the property group referred to as the San Tomas Technology Park.
(F) Encumbered by the $112,543 Prudential Mortgage Capital Company loan - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $84,959 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $140,018 Allianz Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $18,284. Approximately $17,410 and $874 was fully amortized in 2007 and 2005, respectively, and the asset cost and its related accumulated amortization was removed from the accounts.
(J) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.
(K) This property was sold in October 2005. The Company retained 32.5%, or approximately 7.9 acres, of raw land.
(L)  Depreciation is computed based on the following estimated lives:
     1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
     2. Real estate intangible assets allocated pursuant to SFAS 141 are being amortized over the remaining life of the underlying leases.
     3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.
(M) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $745. (N) Purchase price allocated to real estate related intangible assets pursuant to SFAS 141 amounted to $1,374.

                          MISSION WEST PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                        December 31, 2008, 2007 and 2006
                             (dollars in thousands)

1.   Reconciliation   of  real   estate   and   accumulated   depreciation   and
     amortization:

                                                        2008                       2007                       2006
                                               ------------------------   ------------------------   -----------------------
Real estate investments:
   Balance at beginning of year                       $1,078,936                 $1,048,348                 $1,057,800
   Additions                                              42,157                     58,972                     20,304
   Dispositions                                                -                    (10,974)                   (29,756)
   Reclassification                                        2,529                    (17,410)                         -
                                               ------------------------   ------------------------   -----------------------
   Balance at end of year                             $1,123,622                 $1,078,936                 $1,048,348
                                               ------------------------   ------------------------   -----------------------

Accumulated depreciation and amortization:
   Balance at beginning of year                         $156,819                   $149,459                   $130,419
   Additions                                              23,224                     26,826                     24,163
   Dispositions                                                -                     (2,056)                    (5,123)
   Reclassification                                            -                    (17,410)                         -
                                               ------------------------   ------------------------   -----------------------
   Balance at end of year                               $180,043                   $156,819                   $149,459
                                               ------------------------   ------------------------   -----------------------

Net investments in real estate                          $943,579                   $922,117                   $898,889
                                               ========================   ========================   =======================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that as of December 31, 2008 our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure.

(b)  Management's Report on Internal Control over Financial Reporting

Management of Mission West Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Mission West Properties, Inc.'s internal control over financial reporting as of December 31, 2008. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Management's assessment included an evaluation of the design of Mission West Properties, Inc.'s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

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

(c)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the sections titled "Management - Directors and Executive Officers," "Corporate Governance" and "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with respect to the 2009 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section titled "Executive Compensation" in the Company's definitive proxy statement to be filed with respect to the 2009 annual stockholders' meeting, excluding, however, the sections titled "Executive Compensation - Performance Graph" and "Executive Compensation - Report on Executive Compensation by the Compensation Committee of the Board of Directors," none of which are incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the sections titled "Share Ownership" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Company's definitive proxy statement to be filed with respect to the 2009 annual stockholders' meeting.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

The information required by Item 13 is incorporated by reference from the sections titled "Certain Relationships and Related Transactions" and "Corporate Governance" in the Company's definitive proxy statement to be filed with respect to the 2009 annual stockholders' meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the sections titled "Principal Accountant Fees and Services" in the Company's definitive proxy statement to be filed with respect to the 2009 annual stockholders' meeting.

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

     2.   Schedule  III  -  Real  Estate  and   Accumulated   Depreciation   and
          Amortization as of December 31, 2008 and 2007, which can be found on pages 75 and 77, respectively.

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

                                              MISSION WEST PROPERTIES, INC.

Date: March 13, 2009                          By: /s/ Carl E. Berg
                                                 -------------------------------
                                                 Carl E. Berg
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date: March 13, 2009                          By: /s/ Wayne N. Pham
                                                 -------------------------------
                                                 Wayne N. Pham
                                                 Vice President of Finance and
                                                 Controller (Principal Financial
                                                 and Accounting Officer)

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



              Signature                            Title                                  Date


              /s/  Carl E. Berg
              -------------------------------      Chairman of the Board, Chief
              Carl E. Berg                         Executive Officer and Director         March 13, 2009


              /s/  William A. Hasler
              -------------------------------
              William A. Hasler                    Director                               March 13, 2009


              /s/  Lawrence B. Helzel
              -------------------------------
              Lawrence B. Helzel                   Director                               March 13, 2009


              /s/  Raymond V. Marino
              -------------------------------      President, Chief Operating Officer
              Raymond V. Marino                    and Director                           March 13, 2009


              /s/  Martin S. Roher
              -------------------------------
              Martin S. Roher                      Director                               March 13, 2009


Exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

    3.2.1              Articles of Amendment and Restatement of Mission West Properties, Inc. (1)
    3.2.2              Amended and Restated Bylaws of Mission West Properties, Inc. as of December 18, 2007 (1a)
    4.1                Description of Capital Stock (2)
    4.1.1              Specimen Common Stock certificate (2)
    10.1.1             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. (2b)
    10.1.2             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I (2b)
    10.1.3             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II (2b)
    10.1.4             Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III (2b)
    10.2               Exchange Rights Agreement between Mission West Properties and the Limited Partners(2b)
    10.3.1*            1997 Stock Option Plan (3)
    10.3.2*            Form of Incentive Stock Option Agreement (1)
    10.3.3*            Form of Non-statutory Stock Option Agreement (1)
    10.3.4*            Form of Directors Stock Option Agreement (1)
    10.4.1             Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg Group (as defined therein) (1)
    10.4.2             Amendment of Acquisition Agreement, dated as of July 1, 1998 (1)
    10.4.3             Form of Partnership Interest Purchase Demand Note (1)
    10.5.1             Stock Purchase Agreement dated as of May 4, 1998, between Mission West Properties and the purchasers of
                       Common Stock in a private placement of 5,800,000 shares and Subscription Agreement relating to same (1)
    10.5.2             Stock Purchase Agreement dated as of May 4, 1998 between Mission West Properties and the purchasers of Common
                       Stock in a private placement of 695,058 shares and Subscription Agreement relating to same (1)
    10.5.3             Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4,
                       1998 Stock Purchase Agreements (2c)
    10.6               Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the
                       Berg Group (2b)
    10.7               Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group(2b)
    10.8               Berg & Berg Enterprises, Inc. Sublease Agreement (1)
    10.9               Not in use
    10.10              Not in use
    10.11              Not in use
    10.12              Lease Agreement with Apple Computer, Inc. (4a)
    10.13              Not in use
    10.14              Lease Agreement with Amdahl Corporation (4b)
    10.15              Hartford Fixed Rate Term Loan Agreement ((5))
    10.15.1            Hartford Life Insurance Company Promissory Note ((5))
    10.15.2            Hartford Life and Annuity Insurance Company Promissory Note ((5))
    10.15.3            Hartford Life and Accident Insurance Company Promissory Note ((5))
    10.15.4            Hartford-Mission  West  Properties,  L.P.  (Santa Clara) Deed of Trust,  Security  Agreement and Fixture
                       Filing (5)
    10.15.5            Hartford-Mission  West Properties,  L.P. (Alameda) Deed of Trust,  Security Agreement and Fixture Filing (5)
    10.15.6            Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing ((5))
    10.15.7            Hartford-Mission West Properties, L.P. II Deed of Trust, Security Agreement and Fixture Filing ((5))
    10.15.8            Hartford-Mission West Properties, L.P. III Deed of Trust, Security Agreement and Fixture Filing ((5))
    10.15.9            Hartford Carveout Indemnity Agreement (5)
    10.15.10           Hartford Environmental Indemnity Agreement (5)
    10.19              Waiver Agreement (6)
    10.20              Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and
                       Paul McCarthy (7)
    10.21              Lease Agreement with Microsoft Corporation, dated July 25, 1998 (8)
    10.21.1            Lease Agreement with Microsoft Corporation, dated December 23, 2004 (8a)
    10.22              Contribution Agreement (8)
    10.23              Not in use


    10.24              Not in use
    10.25              Not in use
    10.26              Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg (9)
    10.27              Berg Group Revolving Credit - $100,000,000 Secured Promissory Note (10) (Terminated)
    10.27.1            Third Amendment to Berg Group $100,000,000 Revolving Line of Credit (11) (Terminated)
    10.28              Berg Group Deed of Trust Securing Revolving Promissory Note (12)
    10.29              Not in use
    10.30              Mission West Properties, LP Continuing Guaranty (13)
    10.31              Mission West Properties, LP II Continuing Guaranty (13)
    10.32              Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company (13)
    10.32.1            Mission West Properties, L.P. First Amendment to Promissory Note to Northwestern Mutual Life Insurance
                       Company
    10.33              Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company (13)
    10.33.1            Mission West Properties, L.P. I First Amendment to Promissory Note to Northwestern Mutual Life Insurance
                       Company
    10.34              Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company (13)
    10.34.1            Mission West Properties, L.P. II First Amendment to Promissory Note to Northwestern Mutual Life Insurance
                       Company
    10.35              Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
    10.36              Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
    10.36.1            Mission West Properties, L.P. First Amendment to Deed of Trust and Security Agreement
    10.37              Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
    10.38              Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
    10.38.1            Mission West Properties, L.P. I First Amendment to Deed of Trust and Security Agreement
    10.39              Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
    10.40              Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
    10.40.1            Mission West Properties, L.P. II First Amendment to Deed of Trust and Security Agreement
    10.41              Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
    10.42              Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
    10.43              Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
    10.44              Mission West Properties L.P., L.P. I and L.P. II First Amendment to Contribution and Reimbursement Agreement
    10.45              Not in use
    10.46*             2004 Equity Incentive Plan (14)
    10.47              Allianz Loan Secured Installment Note (15)
    10.48              Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(15)
    10.49              Allianz Loan Limited Guaranty (15)
    10.50*             Form of Non-statutory Stock Option Agreement with Dividend Rights under 2004 Equity Incentive Plan (15)
    10.51              Allianz Loan II Secured Installment Note (16)
    10.52              Allianz Loan II Deed of Trust, Security  Agreement, Fixture Filing with Absolute Assignment of Rents (16)
    10.53              Allianz Loan II Limited Guaranty (16)
    10.54              Allianz Loan II Loan Modification Agreement(16)
    10.55              Allianz Loan II Loan Modification Agreement and Amendment of Deed of Trust
    21.1               Subsidiaries of the Registrant (17)
    23.1               Consent of Independent Registered Public Accounting Firm
    24.1               Powers of Attorney (included on the signature page hereto)
    31.1               Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
    31.2               Certification of Chief Operating Officer pursuant to Rule 13a-14(a)
    31.3               Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
    32.1               Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

(1) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-4/A filed on July 20, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835-99).
(1a) Incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed December 20, 2007

     (Commission File No. 000-25235).
(2) Incorporated herein by reference to the registration statement on Form 8-A/A filed March 21, 2008 (Commission File No. 001-34000).
(2a) Incorporated herein by reference to the same numbered exhibit to the registration statement on Form 8-A/A filed March 21, 2008 (Commission File No. 001-34000).
(2b) Incorporated herein by reference to the same-numbered exhibit to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).
(2c) Incorporated herein by reference to Exhibit 10.8 to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).
(3) Incorporated herein by reference to Exhibit E to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 21, 1997 (Commission File No. 001-08383).
(4a) Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835).
(4b) Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835).
(5) Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on October 7, 2008 (Commission File No. 001-34000).
(6) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-4/A filed on November 16, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835-99).
(7) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999 (Commission File No. 000-25235).
(8) Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).
(8a) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005 (Commission File No. 000-25235).
(9) Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11/A filed on June 15, 1999 (Commission File No. 333-80203).
(10) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 13, 2001 (Commission File No. 000-25235).
(11) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 12, 2003 (Commission File No. 000-25235).
(12) Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1999 filed on March 30, 2000 (Commission File No. 000-25235).
(13) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2002 filed on March 27, 2003 (Commission File No. 000-25235).
(14) Incorporated herein by reference to Appendix II to the Company's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004 (Commission File No. 000-25235).
(15) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005 (Commission File No. 000-25235).
(16) Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2005 (Commission File No. 000-25235).
(17) Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999 (Commission File No. 000-25235).