Form 10-Q
period 2009-03-31
MISSION WEST PROPERTIES INC
filed 2009-05-11
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-8383


                          MISSION WEST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                                        95-2635431
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

         10050 Bandley Drive
        Cupertino, California                                   95014
(Address of principal executive offices)                      (Zip Code)

                                 (408) 725-0700
              (Registrant's telephone number, including area code)

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated filer [ ]     Smaller reporting company [ ]
                                                           (Do not check if a smaller
                                                           reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 8, 2009, there were 21,748,211 shares of common stock outstanding, par value $.001 per share.

                          MISSION WEST PROPERTIES, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2009


                                      INDEX

                                                                                                                     Page
Part I        Financial Information

   Item 1.    Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited)
              and December 31, 2008...................................................................................2

              Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)........................................................3

              Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2009 and 2008 (unaudited)..................................................4

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

PART I - Financial Information
ITEM 1.  Condensed Consolidated Financial Statements

                          MISSION WEST PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                    ---------

                                                                                    March 31, 2009         December 31, 2008
                                                                                 ---------------------   ----------------------
                                                                                     (unaudited)
                                     ASSETS
Investments in real estate:
    Land                                                                              $  320,911              $  320,911
    Buildings and improvements                                                           799,469                 799,471
    Real estate related intangible assets                                                  3,240                   3,240
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,123,620               1,123,622
    Accumulated depreciation and amortization                                           (185,987)               (180,043)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     937,633                 943,579
    Investment in unconsolidated joint venture                                             3,832                   3,768
                                                                                 ---------------------   ----------------------
       Net investments in real estate                                                    941,465                 947,347
Cash and cash equivalents                                                                      -                       -
Restricted cash                                                                           22,048                  39,478
Restricted investment in marketable securities                                             4,078                       -
Investment in marketable securities                                                            -                   3,368
Deferred rent receivables                                                                 18,164                  17,841
Other assets, net                                                                         26,114                  26,251
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $1,011,869              $1,034,285
                                                                                 =====================   ======================

                             LIABILITIES AND EQUITY
Liabilities:
    Mortgage notes payable                                                            $  327,933              $  330,908
    Mortgage note payable (related parties)                                                8,639                   8,761
    Revolving line of credit                                                               5,456                  13,079
    Interest payable                                                                       1,583                   1,596
    Security deposits                                                                      5,122                   5,272
    Deferred rental income                                                                 5,735                   3,964
    Dividends and distributions payable                                                   21,055                  21,055
    Accounts payable and accrued expenses                                                 20,063                  17,747
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 395,586                 402,382
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 9)

Equity:
 Stockholders' equity:
   Preferred stock, $.001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                             -                       -
   Common stock, $.001 par value, 200,000,000 shares authorized,
       21,748,211 and 19,748,211 shares issued and outstanding
       at March 31, 2009 and December 31, 2008                                                22                      20
   Additional paid-in capital                                                            169,415                 154,412
   Distributions in excess of accumulated earnings                                       (22,932)                (20,014)
                                                                                 ---------------------   ----------------------
      Total stockholders' equity                                                         146,505                 134,418
 Noncontrolling interests                                                                469,778                 497,485
                                                                                 ---------------------   ----------------------
        Total equity                                                                     616,283                 631,903
                                                                                 ---------------------   ----------------------
        Total liabilities and equity                                                  $1,011,869              $1,034,285
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

                          MISSION WEST PROPERTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                                Three months ended March 31,
                                                           ---------------------------------------
                                                                             -
                                                                 2009                2008
                                                           ------------------ --------------------
Operating revenues:
   Rental revenue from real estate                               $20,655            $18,996
   Tenant reimbursements                                           4,800              3,583
   Lease termination income                                            -              1,921
   Other income                                                      320                228
                                                           ------------------ --------------------
        Total operating revenues                                  25,775             24,728
                                                           ------------------ --------------------
Operating expenses:
   Property operating, maintenance and real estate taxes           5,952              4,887
   General and administrative                                        531                673
   Depreciation and amortization of real estate                    5,944              5,623
                                                           ------------------ --------------------
        Total operating expenses                                  12,427             11,183
                                                           ------------------ --------------------

        Operating income                                          13,348             13,545

Other income (expenses):
   Equity in earnings of unconsolidated joint venture                 89                382
   Interest and dividend income                                      (59)               558
   Unrealized loss from investment                                (2,757)                 -
   Interest expense                                               (4,806)            (4,928)
   Interest expense - related parties                               (181)              (436)
                                                           ------------------ --------------------
        Net income                                                 5,634              9,121

Net income attributable to noncontrolling interests               (4,202)            (7,239)
                                                           ------------------ --------------------
Net income attributable to common stockholders                   $ 1,432            $ 1,882
                                                           ================== ====================

Net income per common share to common stockholders:
   Basic                                                         $0.07               $0.10
                                                           ================== ====================
   Diluted                                                       $0.07               $0.10
                                                           ================== ====================
Weighted average shares of common stock outstanding (basic)   21,614,878          19,667,605
                                                           ================== ====================
Weighted average shares of common stock outstanding (diluted) 21,770,489          19,667,605
                                                           ================== ====================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                   Three months ended March 31,
                                                                                              --------------------------------------
                                                                                                     2009                2008
                                                                                              ------------------- ------------------
Cash flows from operating activities:
     Net income                                                                                     $ 5,634             $ 9,121
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization of real estate and in-place leases                          5,944               5,623
            Unrealized loss from restricted investment in marketable securities                       2,757                   -
            Dividend income from restricted investment in marketable securities                        (503)                  -
            Equity in earnings of unconsolidated joint venture                                          (89)               (382)
            Distributions from unconsolidated joint venture                                              25                 450
            Interest earned on restricted cash                                                          (44)               (487)
            Lease termination fee related to restricted cash                                         10,864               1,579
            Stock-based compensation expense                                                             25                 145
            Other                                                                                         3                  29
     Changes in operating assets and liabilities:
            Deferred rent                                                                              (323)               (706)
            Other assets                                                                                138              (1,420)
            Interest payable                                                                            (13)                (11)
            Security deposits                                                                          (150)                 39
            Deferred rental income                                                                    1,771               1,473
            Accounts payable and accrued expenses                                                     2,316               3,307
                                                                                              ------------------- ------------------
     Net cash provided by operating activities                                                       28,355              18,760
                                                                                              ------------------- ------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                                   -                (221)
     Purchase of real estate                                                                              -             (35,764)
     Restricted cash released for purchase of real estate                                                 -               8,082
     Excess restricted cash                                                                               -               7,654
     Proceeds from investment in marketable securities                                                3,645                   -
                                                                                              ------------------- ------------------
     Net cash provided by (used in) investing activities                                              3,645             (20,249)
                                                                                              ------------------- ------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                     (2,975)             (2,746)
    Principal payments on mortgage note payable (related parties)                                      (122)               (112)
    Proceeds from real estate purchase financing (related parties)                                        -              19,316
    Proceeds from note payable (related parties)                                                     10,775               3,000
    Payment on note payable (related parties)                                                       (10,775)             (3,000)
    Payment on line of credit                                                                        (7,623)                  -
    Payment of loan fees and costs                                                                        -                 (18)
    Distributions to noncontrolling interests                                                       (17,330)            (13,885)
    Dividends paid to common stockholders                                                            (3,950)             (3,146)
                                                                                              ------------------- ------------------
     Net cash used in financing activities                                                          (32,000)               (591)
                                                                                              ------------------- ------------------
     Net decrease in cash and cash equivalents                                                            -              (2,080)
Cash and cash equivalents, beginning of period                                                            -              23,691
                                                                                              ------------------- ------------------
Cash and cash equivalents, end of period                                                            $     -             $21,611
                                                                                              =================== ==================
Supplemental information:
    Cash paid for interest                                                                          $ 4,920             $ 5,060
                                                                                              =================== ==================
Supplemental schedule of non-cash investing and financing activities:
    Debt from seller in connection with real estate purchase (related parties)                      $     -             $19,068
                                                                                              =================== ==================
    Issuance of common stock upon conversion of O.P. units                                          $14,978             $    54
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

     As of March 31, 2009, the Company owns a controlling general partnership interest of 23.79%, 21.85%, 16.31% and 12.52% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 20.53% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2009 and 2008.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 31, 2009, their consolidated results of operations for the three months ended March 31, 2009 and 2008, and their cash flows for the three months ended March 31, 2009 and 2008. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 and related footnote disclosures are unaudited. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

     The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

     The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity ("VIE") exists are all considered in determining if the arrangement qualifies for consolidation in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As of March 31, 2009, the Company consolidated one VIE in the accompanying condensed consolidated balance sheets in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 for further discussion of this transaction.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     The FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is an amendment to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At March 31, 2009, the Company had one stock-based compensation plan. The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of operations, cash flows or financial position.

     In the first quarter of 2009, the Company's Compensation Committee rescinded the options to purchase a total of 650,000 shares of common stock granted to an employee in November 2008. The rescission was made because the option grant exceeded the maximum number of options that can be granted by the Company in any calendar year under its 2004 Equity Incentive Plan.

     In the first quarter of 2009, stock options to purchase 500,000 shares of common stock were granted to one employee. Of this total grant, options to purchase 175,000 shares vested immediately, options to purchase 100,000 shares vest monthly for nine months and options to purchase 225,000 shares vest monthly for 36 months, subject to continued employment with the Company. This option grant has a term of six years from the date of grant, subject to earlier termination in certain events related to termination of employment with the Company. The option was granted at an exercise price of $5.99 per share. The estimated fair value of the options granted was $0.14 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.36%, volatility of 23.77%, risk free rates of 1.83% and an expected life of 5.5 years. The options were granted at the fair market value on the date of grant and were approved by the Compensation Committee.

     In the first quarter of 2009, options to purchase 200,000 shares of common stock held by an employee of the Company expired.

     The following table shows the activity and detail for the 2004 Equity Incentive Plan.

                                                                  Weighted Average
                                                  Options            Option Price
                                                Outstanding           Per Share
                                               ---------------    ------------------
          Balance, December 31, 2008             3,332,500              $9.62
              Options granted                      500,000              $5.99
              Options canceled                    (200,000)             $9.51
                                               ---------------
          Balance, March 31, 2009                3,632,500              $9.13
                                               ===============

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying condensed consolidated statements of operations. Under SFAS 123R, the Company recorded approximately $25 and $145 of expense for the three months ended March 31, 2009 and 2008, respectively, for share-based compensation relating to grants of stock options.

     As of March 31, 2009, the total amount of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan was approximately $515. This cost is expected to be recognized over a weighted-average period of 2.43 years.

     NONCONTROLLING INTERESTS
     The Company adopted the provisions of SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"), effective January 1, 2009. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent's consolidated financial statements. SFAS 160 requires disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income and other comprehensive other income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interest as an adjustment in arriving at consolidated net income.

     In connection with the adoption of SFAS 160, the Company reclassified into the Company's condensed consolidated equity the historical balances related to noncontrolling interests in the consolidated operating partnerships. At December 31, 2008, the carrying amount of noncontrolling interests in the consolidated operating partnerships was approximately $497,485.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     The following table presents a reconciliation of the December 31, 2008 and March 31, 2009, carrying amounts for equity and the related amounts of equity attributable to stockholders' equity and noncontrolling interests:

                                                                                        Equity
                                                   ---------------------------------------------------------------------------------
                                                              Additional    Distributions in
                                                    Common     Paid-in          Excess of            Noncontrolling
                                                     Stock     Capital     Accumulated Earnings        Interests           Total
                                                   ---------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
    Balance, December 31, 2008                       $20      $154,412          ($20,014)              $497,485           $631,903
    Net income                                                                     1,432                  4,202              5,634
    Amortization of previously granted share awards                 25                                                          25
    Conversions of operating partnership units         2        14,978                                  (14,980)                 -
    Cash dividends/distributions                                                  (4,350)               (16,929)           (21,279)
                                                   ---------------------------------------------------------------------------------
    Balance, March 31, 2009                          $22      $169,415          ($22,932)              $469,778           $616,283
                                                   =================================================================================

     Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders' ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and noncontrolling interests in the accompanying condensed balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company's noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of March 31, 2009, these interests accounted for approximately 79.3% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of noncontrolling interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average noncontrolling interests' ownership percentage.

     Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and O. P. units outstanding for each operating partnership in relation to the total for all four operating partnerships.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the previously reported 2008 condensed consolidated financial statements in order to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of SFAS 160. The reclassification resulted in (i) the reclassification of the Company's minority interests in the consolidated operating partnerships to "noncontrolling interests," a component of equity on the Company's condensed consolidated balance sheets, and (ii) the reclassification of minority interests to "net income attributable to noncontrolling interests" on the Company's condensed consolidated statements of operations. The reclassifications had no impact on previously reported net income attributable to common stockholders or net income per common share to common stockholders.

     The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company's December 31, 2008 audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K filed on March 16, 2009.

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

     In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Based on historical acquisition costs and activity levels, the adoption of SFAS 141R on January 1, 2009 did not have a significant impact on the Company's results of operations and financial position.

     In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS 160 requires that noncontrolling interests (previously referred to as minority interests) be presented as a component of consolidated equity, eliminates "minority interest accounting" such that the amount of net income attributable to noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. SFAS 160 requires a reconciliation of equity attributable to noncontrolling interests and disclosure of those amounts of consolidated net income attributable to noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009, which required retroactive adoption of the presentation and disclosure requirements for existing minority interests, had a significant impact on the Company's computation of net income and its presentation of the balance sheet.

3.   VARIABLE INTEREST ENTITY

     Under FIN 46R, a VIE must be consolidated by a company if it is subject to a majority of the entity's expected losses or is entitled to receive a majority of the entity's expected residual returns or both. In addition, FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

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

     In August 2007, one of the Company's tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M assumed all of Ciena's remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena's obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the
     445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, is receiving $818 from July 2008 through June 2009, and will receive $849 from July 2009 through June 2010, $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of FIN 46R, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE, and therefore has consolidated this entity for financial reporting purposes.

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

4.   RESTRICTED CASH

     Restricted cash totaled approximately $22,048 on March 31, 2009. The entire amount represents cash held by M&M Real Estate Control & Restructuring, LLC, a consolidated VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE and any other additional agreements with the VIE.

5.   RESTRICTED INVESTMENT IN MARKETABLE SECURITIES

     In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in debt and equity "marketable" securities are classified at acquisition, and on subsequent reporting dates, into one of the following categories: (a) Trading Securities - debt and equity securities purchased and held principally for the purpose of selling them in the near future. (b) Available-for-Sale Securities - debt securities not classified as held-to-maturity, and debt and equity securities not classified as trading securities. (c) Held-to-Maturity Debt Securities - those debt securities for which the company has the "positive intent and ability to hold the securities to maturity."

     The Company's restricted investment in marketable securities on March 31, 2009 was classified as trading securities, whereas unrealized holdings gains and losses (differences between the initial cost and the fair value at the balance sheet date) are included in net income of the current period, and interest and dividend revenue, as well as realized gains and losses on sales, are included in net income of the current period. The marketable securities are classified as Level 1 of the fair value hierarchy in accordance with SFAS 157 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source. See Note 2 above under Accounting Pronouncements for further discussion of SFAS 157.

     Restricted investment in marketable securities totaled approximately $4,078 on March 31, 2009, which was funded by the Company's restricted cash through its VIE. The amount represents an investment in marketable securities of a real estate investment trust company traded on the New York Stock Exchange Euronext. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding loss and gain recorded in unrealized loss or gain from investment in the Company's consolidated statement of operations. For the three months ended March 31, 2009, the Company recorded net unrealized loss of approximately $2,757 related to the decrease in fair value of the marketable securities.

6.   STOCK TRANSACTIONS

     During the three months ended March 31, 2009, one limited partner exchanged a total of 2,000,000 O.P. units for 2,000,000 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $14,978 from noncontrolling interests to additional paid-in capital. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units.

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

     The computation for weighted average shares is detailed below:

                                                            Three Months Ended March 31,
                                                         ---------------------------------
                                                               2009              2008
                                                         ---------------    --------------
         Weighted average shares outstanding (basic)       21,614,878        19,667,605
         Incremental shares from assumed option exercise      155,611                 -
                                                         ---------------    --------------
         Weighted average shares outstanding (diluted)     21,770,489        19,667,605
                                                         ===============    ==============

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     At March 31, 2009, outstanding options to purchase 2,427,500 shares of common stock were excluded from the computation of diluted net income per share under the treasury stock method for the three months ended March 31, 2009 because the option exercise price was greater than the weighted average closing price of the Company's common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the noncontrolling interests' share of income back to net income. The total number of O.P. units outstanding at March 31, 2009 and 2008 was 83,526,965 and 85,528,215, respectively.

8.   RELATED PARTY TRANSACTIONS

     As of March 31, 2009, the Berg Group owned 75,902,384 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of March 31, 2009 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company's common stock.

     As of March 31, 2009, debt in the amount of approximately $8,639 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. On October 1, 2008, the Company and the Berg Group agreed to extend the maturity due date to June 2013. Interest expense incurred in connection with the mortgage note was approximately $167 and $176 for the three months ended March 31, 2009 and 2008, respectively.

     During the first quarter of 2009, debt in the amount of approximately $10,760 was borrowed and repaid to the Berg Group under a short-term note payable established on January 8, 2009 in connection with the fourth quarter 2008 dividend distributions. The note payable interest was calculated at LIBOR plus 2%. Interest expense incurred in connection with the loan was approximately $14 for the three months ended March 31, 2009.

     During the first three months of 2009 and 2008, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $293 and $307 in rental revenue for the three months ended March 31, 2009 and 2008, respectively.

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

     The Company currently leases office space owned by Berg & Berg Enterprises for the Company's headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were approximately $30 and $24 for the three months ended March 31, 2009 and 2008, respectively.

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

     Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation ("RPC") is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     other related contracts, Mission West Properties, L.P. ("MWP") had the right to obtain RPC's entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised its right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to Berg & Berg Enterprises, Inc. ("BBE"). Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Company acting through the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006, Maryland's highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in Maryland. The court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The Court sustained the Company's demurrer with leave to amend. Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company's demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, the Company filed a motion for summary judgment in the California Superior Court which was denied. In October 2008, a motion filed by RPC for summary judgment in the California Superior Court was denied. A trial in the California Superior Court is scheduled to commence in late 2008. A trial in the California Superior Court commenced in February 2009 and is expected to conclude in May 2009.

     Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interest held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% noncontrolling interest was approximately $0.2 million in the first three months of 2009 and 2008. As of March 31, 2009, accumulated cash flow distributions from Hellyer LP totaling approximately $5.5 million were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

     The Independent Directors Committee of the Board of Directors has exercised the right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company.

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of March 31, 2009.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of March 31, 2009.

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

     ASSET DISPOSITIONS SUBJECT TO CERTAIN CONDITIONS
     The Company has entered into sales agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has an executed sales contract as of March 31, 2009 that is subject to such material conditions:

        Property                   Number of Buildings   Rentable Square Feet          Acres              Sales Price
        --------                   -------------------   --------------------          -----              -----------
        McCandless Drive
        Milpitas, California                8                   427,000                23.03                $76,500

10.  SUBSEQUENT EVENTS

     On April 9, 2009, the Company paid dividends of $0.20 per share of common stock to all common stockholders of record as of March 31, 2009. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. Aggregate dividends and distributions amounted to approximately $21,055.

     On April 9, 2009, the Company issued a short-term note for approximately $12,360 to the Berg Group in connection with the first quarter 2009 dividend distributions. The note interest rate was LIBOR plus 2% and was fully repaid in April 2009.

     In April 2009, the Company issued two short-term notes in the aggregate amount of $15,000 to M&M. The notes bear interest at LIBOR plus 2% and are due June 30, 2009. The proceeds were used to pay an outstanding short-term note issued to the Berg Group and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

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

These risks and  uncertainties,  together with the other risks  described  under
Part I, Item 1A - "Risk Factors" of our 2008 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission ("SEC"), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2009, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2009, two tenants individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

CURRENT ECONOMIC ENVIRONMENT

In the first quarter of 2009, the overall U.S. economy weakened further, particularly with the increased turmoil in the credit markets, the housing recession and growing unemployment. These factors have resulted in a considerable reduction in business spending. As credit requirements have tightened with many financial institutions, current tenants and prospective tenants may find it more difficult to obtain credit. In effect, this may impact the stability of our current tenants' financial condition and limit our ability to lease spaces to credit worthy prospective tenants.

Given the current financial markets crisis and general economic conditions, there can be no assurances that our operating results will not decrease. We have a strong balance sheet and have maintained one of the lowest levels of leverage in the REIT industry. The current crisis in the financial markets has resulted in de-leveraging throughout the global finance system. The displacement in the current financing market has resulted in a very difficult borrowing environment.

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), the vacancy rate for Silicon Valley R&D property was approximately 16.3% in late 2008 and 18.0% at the end of the first quarter of 2009. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2009 amounted to approximately 27.8 million square feet, of which 17.2%, or 4.8 million square feet, was being offered under subleases. According to the BT Report, total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2008 amounted to approximately 33,000 square feet, and in the first three months of 2009 there was total negative net absorption of approximately 2.6 million square feet. Also according to the BT Report, the average asking market rent per square foot at the end of the first quarter of 2009 was $1.17 compared with $1.26 in late 2008. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, however, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole.

Our occupancy rate at March 31, 2009 was 65.3% compared with 64.4% at March 31, 2008. We believe that our occupancy rate could decline if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 140,000 rentable square feet are expiring prior to the end of 2009. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. We believe that the average 2009 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

BUSINESS COMBINATIONS. Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), was effective July 1, 2001. We account for acquisitions of properties prior to January 1, 2009 in accordance with SFAS 141. For acquisitions consummated after January 1, 2009, we will follow SFAS 141R, "Business Combinations". The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values. The determination of the tangible and intangible assets' useful lives are guided by a combination of SFAS 141R and management's estimates. SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.

The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term while amortization of in-place lease value intangible asset is included in depreciation and amortization of real estate in the expense section of our condensed consolidated statements of operations. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

IMPAIRMENT OF LONG-LIVED ASSETS. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). We evaluate the recoverability of our investments in real estate assets to be held and used each quarter and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and the our views of market and economic conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates, lease periods, deferred maintenance and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

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

CONSOLIDATED JOINT VENTURES. We, through an operating partnership, own three properties that are in joint ventures of which we have controlling interests. We manage and operate all three properties. We recognize these properties and 100% of their operating results in our condensed consolidated financial statements, with appropriate allocation to noncontrolling interests, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our noncontrolling interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE. We evaluate all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity ("VIE") exists are all considered in determining if the arrangement qualifies for consolidation in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities". We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because we do not exercise significant control over major operating and financial decisions. We account for this joint venture interest using the equity method of accounting.

FAIR VALUE OF FINANCIAL INSTRUMENTS. On January 1, 2008, we adopted the provisions of SFAS 157, "Fair Value Measurements" ("SFAS 157") for our financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect its own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At March 31, 2009, we had approximately $4.1 million of financial assets classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

The only financial asset or liability recorded at fair value in our consolidated financial statements is the restricted investment in marketable securities. We determined the fair value for the marketable securities using quoted prices in active markets for identical securities.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 WITH THE THREE MONTHS ENDED MARCH 31, 2008

As of March 31, 2009 and 2008, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet. Included in the 8.0 million rentable square feet are approximately 854,000 rentable square feet (or 16 buildings) that we are seeking to have rezoned for residential development.

Rental revenue from real estate for the three months ended March 31, 2009 compared with the same three-month period in 2008 was as follows:

                                  Three Months Ended March 31,
                                 --------------------------------
                                                                                           % Change by
                                     2009              2008              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)

       Same Property (1)            $20,327           $18,887             $1,440                7.6%
       2008 Acquisitions                328               109                219              200.0%
                                 -------------     --------------     ---------------
          Total                     $20,655           $18,996             $1,659                8.7%
                                 =============     ==============     ===============

(1) "Same Property" is defined as properties owned by us prior to 2008 that we still owned as of March 31, 2009.

RENTAL REVENUE FROM REAL ESTATE OPERATIONS
For the quarter ended March 31, 2009, rental revenue from real estate increased by approximately $1.7 million, or 8.7%, from $19.0 million for the three months ended March 31, 2008 to $20.7 million for the three months ended March 31, 2009. The increase in rental revenue resulted primarily from new leases since March 31, 2008, renewing existing leases at slightly higher rental rates and the absence of significant lease terminations during the quarter ended March 31, 2009. Our occupancy rate at March 31, 2009 was approximately 65.3%, compared with 64.4% at March 31, 2008.

LEASE TERMINATION INCOME
We had no lease termination fee income in the first quarter of 2009. Lease termination fee income for the three months ended March 31, 2008 was approximately $1.9 million that was paid by a tenant who terminated its lease obligations before the end of the lease term. We do not consider that transaction to be a recurring item.

OTHER INCOME
Other income of approximately $0.32 million for the three months ended March 31, 2009 included approximately $0.25 million from management fees and $0.07 million from miscellaneous income. Other income of approximately $0.23 million for the three months ended March 31, 2008 was from management fees.

EXPENSES FROM OPERATIONS
Property operating expenses and real estate taxes during the first quarter of 2009 increased by approximately $1.1 million, or 21.8%, from $4.9 million to $6.0 million for the three months ended March 31, 2008 and 2009, respectively. The increase was primarily attributable to higher real estate tax expense and property tax refunds in 2008 that did not recur in 2009. Tenant reimbursements increased by approximately $1.2 million, or 34.0%, from $3.6 million for the three months ended March 31, 2008 to $4.8 million for the three months ended March 31, 2009 due to reimbursements of recurring operating expenses, including real estate taxes. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties.

General and administrative expenses decreased by approximately ($0.14) million, or (21.1%), from $0.67 million to $0.53 million for the three months ended March 31, 2008 and 2009, respectively. During the three months ended March 31, 2009, we adjusted stock compensation expense relating to consultant share awards and performance share awards in the amount of approximately ($0.07) million which did not occur during the three months ended March 31, 2008.

Real estate depreciation and amortization expense increased by approximately $0.3 million, or 5.7%, from $5.6 million to $5.9 million for the three months ended March 31, 2008 and 2009, respectively. The increase resulted from additional tenant improvements since March 31, 2008.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of March 31, 2009, we held investments in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2009, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.09 million compared with equity in earnings of $0.38 million for the same period in 2008. The decrease was attributable to the sale of two R&D properties subsequent to March 31, 2008. The occupancy rate for the properties owned by this joint venture at March 31, 2009 and 2008 was 100%.

INTEREST AND DIVIDEND INCOME
Interest and dividend income decreased by approximately ($0.6) million, or (110.6%), from $0.6 million to ($0.06) million for the three months ended March 31, 2008 and 2009, respectively. The decrease was primarily due to lower cash reserve on hand in 2009 and the reversal of an accrual from 2008.

INTEREST EXPENSE
Interest expense was approximately $4.8 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively. Interest expense (related parties) decreased by approximately ($0.2) million, or (58.5%), from $0.4 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009 due to higher related party debt incurred in the quarter ended March 31, 2008. Total debt outstanding, including debt due related parties, decreased by approximately ($21.2) million, or (5.8%), from $363.2 million as of March 31, 2008 to $342.0 million as of March 31, 2009.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net income to common stockholders decreased by approximately ($0.5) million, or (23.9%), from $1.9 million for the three months ended March 31, 2008 to $1.4 million for the same period in 2009. The noncontrolling interests portion of income decreased by approximately ($3.0) million, or (42.0%), from $7.2 million for the three months ended March 31, 2008 to $4.2 million for the three months ended March 31, 2009. The decrease in the quarter's net income for both common stockholders and noncontrolling interests was primarily due to an unrealized loss from investment, higher operating expenses, lower equity in earnings of unconsolidated joint venture and lower interest and dividend income.

The amount of noncontrolling interests in net income has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interest ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 79% and 81% as of March 31, 2009 and 2008, respectively.

CHANGES IN FINANCIAL CONDITION

Total stockholders' equity, net, increased by approximately $12.1 million from December 31, 2008. We obtained additional capital from the issuance of 2,000,000 shares of our common stock for the exchange of O.P. units, which increased additional paid-in capital by approximately $15.0 million. Stockholders' equity was reduced during the first quarter of 2009 by distributions in excess of accumulated earnings of approximately ($2.9) million.

LIQUIDITY AND CAPITAL RESOURCES

We expect an increase in operating cash flows from our operating property portfolio in 2009 compared with 2008 primarily from new leases and payments from M&M Real Estate Control & Restructuring relating to the Ciena lease termination in 2007 (see Note 3 above). If we are unable to lease a significant portion of the approximately 140,000 rentable square feet scheduled to expire during the remainder of 2009 or an equivalent amount of our currently available space of approximately 2.8 million rentable square feet, however, our operating cash flows after 2009 may be affected adversely. With the expectation of higher rental revenues for the remainder of 2009, we expect our properties' operating income to show a year-over-year increase compared to 2008 driven by new leases. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, however, which would result in reduced cash flow from operations instead. Cash flows from lease terminations are non-recurring and to maintain or increase cash flows in the future we must re-lease our vacant properties.

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

As of March 31, 2009, restricted cash totaled approximately $22.0 million. The entire amount represents cash held by M&M Real Estate Control & Restructuring, LLC, a consolidated VIE involving the Ciena lease termination in 2007. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements and any other additional agreements with the VIE. We include this in our restricted cash under the principles of FIN 46R. The restricted cash is not available for distribution to stockholders.

DISTRIBUTIONS
On April 9, 2009, we paid dividends of $0.20 per share of common stock to all common stockholders of record as of March 31, 2009. On the same date, the operating partnerships paid a distribution of $0.20 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. The aggregate dividends and distributions amounted to approximately $21.1 million. On April 9, 2009, we issued a short-term note for approximately $12.4 million to the Berg Group in connection with the first quarter 2009 dividend distributions. This note had an interest rate of LIBOR plus 2% and was fully repaid on April 21, 2009.

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

On January 8, 2009, we issued a short-term note for approximately $10.8 million to the Berg Group in connection with the fourth quarter 2008 dividend distributions. The note interest rate was LIBOR plus 2% and was fully repaid in February 2009.

At March 31, 2009, we had total indebtedness of approximately $342.0 million, including $327.9 million of fixed rate mortgage debt, $5.5 million under the HBC line of credit and $8.6 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2009, we were in compliance with these loan covenants.

CONTRACTUAL OBLIGATIONS
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, Note, Credit Facility and scheduled interest payments of our fixed-rate and variable-rate debt at March 31, 2009 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
                                        2009          2010         2011           2012           2013      Thereafter        Total
                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
Principal payments(1)                 $14,950      $13,327       $14,109        $14,935        $81,269      $203,438      $342,028
Interest payments-fixed rate debt(2)   14,326       18,433        17,652         16,826         12,820        62,288       142,345
Interest payments-variable rate debt(3)    25            -             -              -              -             -            25
Operating lease obligations(4)             90           30             -              -              -             -           120
                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
    Total                             $29,391      $31,790       $31,761        $31,761        $94,089      $265,726      $484,518
                                   ============= ============= ============= ============== ============= ============= ============

(1) As of March 31, 2009, 98.4% of our debt was contractually fixed and 1.6% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2) The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.
(3) The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on LIBOR plus a spread that ranged from 1.75% to 2.00% at March 31, 2009, the scheduled interest payment dates and maturity dates.
(4) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table sets forth information regarding debt outstanding as of March 31, 2009:

                                                                                                             Maturity     Interest
               Debt Description                          Collateral Properties               Balance           Date         Rate
----------------------------------------------- --------------------------------------- ------------------ ------------- -----------
                                                                                      (dollars in thousands)
Line of Credit:
Heritage Bank of Commerce                       Not Applicable                                $  5,456        June 2009        (1)
                                                                                        ------------------

Mortgage Note Payable (related parties) (2) :   5300 & 5350 Hellyer Avenue, San Jose, CA         8,639        June 2013      7.65%
                                                                                        ------------------

Mortgage Notes Payable (2):
Hartford Life Insurance Company                 5981 Optical Court, San Jose, CA               113,774      October 2018     6.21%
Hartford Life and Accident Insurance Company    5500 Hellyer Avenue, San Jose, CA
Hartford Life and Annuity Insurance Company     5550 Hellyer Avenue, San Jose, CA
(collectively known as the "Hartford Loan") (3) 4050 Starboard Drive, Fremont, CA
                                                45738 Northport Loop, Fremont, CA
                                                233 South Hillview Drive, Milpitas, CA
                                                10300 Bubb Road, Cupertino, CA
                                                1230 E. Arques, Sunnyvale, CA
                                                1250-1280 E. Arques, Sunnyvale, CA
                                                1212 Bordeaux Lane, Sunnyvale, CA
                                                2904 Orchard Parkway, San Jose, CA
                                                3236 Scott Blvd, Santa Clara, CA
                                                6311 San Ignacio Avenue, San Jose, CA
                                                6321-6325 San Ignacio Avenue, San Jose, CA
                                                6331 San Ignacio Avenue, San Jose, CA
                                                6341-6351 San Ignacio Avenue, San Jose, CA
                                                3540-3580 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company (4)  1750 Automation Parkway, San Jose, CA           80,347      January 2013     5.64%
                                                1756 Automation Parkway, San Jose, CA
                                                1762 Automation Parkway, San Jose, CA
                                                6320 San Ignacio Avenue, San Jose, CA
                                                6540-6541 Via Del Oro, San Jose, CA
                                                6385-6387 San Ignacio Avenue, San Jose, CA
                                                20605-20705 Valley Green Drive, Cupertino, CA
                                                2001 Walsh Avenue, Santa Clara, CA
                                                2220 Central Expressway, Santa Clara, CA
                                                2300 Central Expressway, Santa Clara, CA
                                                2330 Central Expressway, Santa Clara, CA

Allianz Life Ins. Co. (Allianz Loan I) (5)      5900 Optical Court, San Jose, CA                22,797       August 2025     5.56%


Allianz Life Ins. Co. (Allianz Loan II) (5)     5325-5345 Hellyer Avenue, San Jose, CA         111,015       August 2025     5.22%
                                                1768 Automation Parkway, San Jose, CA
                                                2880 Scott Boulevard, Santa Clara, CA
                                                2890 Scott Boulevard, Santa Clara, CA
                                                2800 Scott Boulevard, Santa Clara, CA
                                                10450-10460 Bubb Road, Cupertino, CA
                                                6800-6810 Santa Teresa Blvd., San Jose, CA
                                                6850 Santa Teresa Blvd., San Jose, CA
                                                4750 Patrick Henry Drive, Santa Clara, CA
                                                                                        ------------------
                                                                                               327,933
                                                                                        ------------------
TOTAL                                                                                         $342,028
                                                                                        ==================


(1) Loan carries a variable interest rate equal to LIBOR plus 1.75%. The interest rate at March 31, 2009 was 2.21%. The Heritage Bank of Commerce line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of March 31, 2009, we were in compliance with these loan covenants.
(2) Mortgage notes payable generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.74% at March 31, 2009.
(3) The Hartford loan is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan contains certain customary covenants as defined in the loan agreement. As of March 31, 2009, we were in compliance with these loan covenants.
(4) The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of March 31, 2009, we were in compliance with these loan covenants.
(5) The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of March 31, 2009, we were in compliance with these loan covenants.

At March 31, 2009, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $6.40 per share on March 31, 2009) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 33.2%. On March 31, 2009, the last trading day in the quarter, total market capitalization was approximately $1.03 billion.

At March 31, 2009, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.2 million. The due date of these notes has been extended to September 30, 2010. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 WITH THE THREE MONTHS ENDED MARCH 31, 2008

Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $28.4 million compared with $18.8 million for the same period in 2008. Cash flow increases came primarily from payment by our VIE of prepaid rent for one year with respect to the Ciena lease termination in 2007. See Note 3 above for further discussion of this transaction.

Net cash provided by (used in) investing activities was approximately $3.6 million and ($20.2) million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by investing activities during the three months ended March 31, 2009 related principally to the reimbursement of investment in marketable securities from our VIE through restricted cash.

Net cash used in investing activities during the three months ended March 31, 2008 related principally to the acquisition of one R&D property at 5981 Optical Court in San Jose, California and one R&D property at 2904 Orchard Parkway in San Jose, California for approximately $35.8 million. The acquisition at 2904 Orchard Parkway was completed as a tax-deferred exchange transaction involving our former R&D property at 1170 Morse Avenue in Sunnyvale, California. The remaining excess restricted cash of approximately $7.7 million was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $0.2 million.

Net cash used in financing activities was approximately $32.0 million for the three months ended March 31, 2009 compared with approximately $0.6 million for the three months ended March 31, 2008. During the first three months of 2009, we financed approximately $10.8 million in short-term debt, paid approximately $21.5 million towards outstanding debt, paid approximately $17.3 million to noncontrolling interests and paid approximately $4.0 million of dividends to common stockholders. During the same period in 2008, we financed approximately $22.3 million in short-term debt, paid approximately $5.9 million towards outstanding debt, paid approximately $13.9 million to noncontrolling interests and paid approximately $3.1 million of dividends to common stockholders.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss) before noncontrolling interest of O.P. unit holders, computed in accordance with GAAP, plus non-recurring events other than "extraordinary items" under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared with other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should neither be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including noncontrolling interests represented by O.P. Units that might be exchanged for common stock. FFO does not represent the amount available for management's discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do.

FFO for the three months ended March 31, 2009 and 2008, as reconciled to net income to common stockholders, are summarized in the following table:

                                                    Three Months Ended March 31,
                                             -----------------------------------------
                                                    2009                   2008
                                             ------------------     ------------------
                                                        (dollars in thousands)
Net income                                       $ 5,634                $ 9,121
Add:
  Depreciation and amortization of real estate(1)  6,475                  6,213
Less:
  Noncontrolling interests in joint ventures         (39)                  (111)
                                             ------------------     ------------------
FFO                                              $12,070                $15,223
                                             ==================     ==================

(1) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 and $189 for the three months ended March 31, 2009 and 2008, respectively. Also includes our amortization of leasing commissions of approximately $472 and $401 for the three months ended March 31, 2009 and 2008, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the condensed consolidated statements of operations.

The decrease in FFO year-over-year was primarily due to a recording of an unrealized loss from investment in 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2009. The current terms of this debt are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2009 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2009 will be paid upon maturity.


                                         Nine
                                        Months             Year Ending December 31,
                                       Remaining  -----------------------------------------------
                                          2009       2010        2011         2012        2013     Thereafter    Total    Fair Value
                                      ----------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
 Fixed Rate Debt:
   Secured notes payable                 $9,494     $13,327     $14,109     $14,935     $81,269     $203,438   $336,572    $488,143
   Weighted average interest rate         5.74%       5.74%       5.74%       5.74%       5.74%        5.74%

 Variable Rate Debt:
   Unsecured debt                        $5,456        -           -           -           -           -         $5,456      $5,456
   Weighted average interest rate         2.21%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at March 31, 2009. The only variable debt that we had as of March 31, 2009 was approximately $5.5 million owed to the Heritage Bank of Commerce. This represented approximately 1.6% of the total $342.0 million of outstanding debt as of March 31, 2009. All of our debt is denominated in United States dollars.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of March 31, 2009, a 1% increase or decrease in interest rates on our approximately $5.5 million of floating rate debt would decrease or increase, respectively, earnings and cash flows for the three-month period then ended by approximately $14,000, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of March 31, 2009.

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

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report and the risk factor listed below, you should carefully review the factors discussed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 6.  Exhibits

31.1     Section 1350 Certificate of CEO
31.2     Section 1350 Certificate of President & COO
31.3     Section 1350 Certificate of Principal Financial Officer
32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                      - 25

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


                                        Mission West Properties, Inc.
                                        (Registrant)


Date: May 8, 2009                       By:    /s/ Carl E. Berg
                                           -------------------------------------
                                           Carl E. Berg
                                           Chief Executive Officer


Date: May 8, 2009                       By:    /s/ Wayne N. Pham
                                           -------------------------------------
                                           Wayne N. Pham
                                           Vice President of Finance
                                           (Principal Accounting Officer and
                                           Duly Authorized Officer)