Form 10-Q
period 2009-06-30
MISSION WEST PROPERTIES INC
filed 2009-08-07
CIK 1067419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES E XCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

As of August 7, 2009, there were 21,770,211 shares of common stock outstanding, par value $.001 per share.

                          Mission West Properties, Inc.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2009


                                      INDEX

                                                                                                                     PAGE
PART I        FINANCIAL INFORMATION                                                                                  ----

   Item 1.    Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited)
              and December 31, 2008...................................................................................2

              Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited).................................................3

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2009 and 2008 (unaudited).....................................................4

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

   Item 1A.   Risk Factors...........................................................................................25

   Item 4.    Submission of Matters to a Vote of Security Voters.....................................................25

   Item 6.    Exhibits...............................................................................................25

   SIGNATURES........................................................................................................26

   EXHIBITS

          Exhibit 10.56   -  Heritage  Bank of  Commerce  Revolving  Credit Loan
                             Agreement
          Exhibit 10.56.1 -  Heritage  Bank of  Commerce  Revolving Credit  Loan
                             Change in Terms Agreement, dated April 17, 2008
          Exhibit 10.56.2 -  Heritage Bank of  Commerce  Revolving  Credit  Loan
                             Change in Terms Agreement, dated June 5, 2009
          Exhibit 10.57   -  M&M  Real  Estate  Control  &  Restructuring,   LLC
                             Promissory  Note,  dated April 14, 2009
          Exhibit 10.58   -  M&M  Real  Estate  Control  &  Restructuring,   LLC
                             Promissory Note, dated April 21, 2009
          Exhibit 10.59   -  M&M  Real  Estate  Control  &  Restructuring,   LLC
                             Promissory Note, dated July 1, 2009
          Exhibit 31.1    -  Certification  Pursuant  to Rule  13a-14(a)  of the
                             Securities Exchange Act of 1934
          Exhibit 31.2    -  Certification Pursuant  to  Rule  13a-14(a)  of the
                             Securities Exchange Act of 1934
          Exhibit 31.3    -  Certification Pursuant  to  Rule  13a-14(a)  of the
                             Securities Exchange Act of 1934
          Exhibit 32      -  Certification  of CEO and CFO Pursuant to 18 U.S.C.
                             ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MISSION WEST PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)
                                    ---------

                                                                                    June 30, 2009          December 31, 2008
                                                                                 ---------------------   ----------------------
                                                                                     (unaudited)
                                     ASSETS
Investments in real estate:
    Land                                                                              $  320,911              $  320,911
    Buildings and improvements                                                           799,471                 799,471
    Real estate related intangible assets                                                  3,240                   3,240
                                                                                 ---------------------   ----------------------
       Total investments in properties                                                 1,123,622               1,123,622
    Accumulated depreciation and amortization                                           (192,322)               (180,043)
                                                                                 ---------------------   ----------------------
       Net investments in properties                                                     931,300                 943,579
    Investment in unconsolidated joint venture                                             3,833                   3,768
                                                                                 ---------------------   ----------------------
       Net investments in real estate                                                    935,133                 947,347
Restricted cash                                                                            7,078                  39,478
Restricted investment in marketable securities                                             6,585                       -
Investment in marketable securities                                                            -                   3,368
Deferred rent receivables                                                                 18,401                  17,841
Other assets, net                                                                         26,241                  26,251
                                                                                 ---------------------   ----------------------
       Total assets                                                                   $  993,438              $1,034,285
                                                                                 =====================   ======================

                             LIABILITIES AND EQUITY
Liabilities:
    Mortgage notes payable                                                            $  324,941              $  330,908
    Mortgage note payable (related parties)                                                8,516                   8,761
    Revolving line of credit                                                               3,892                  13,079
    Interest payable                                                                       1,556                   1,596
    Security deposits                                                                      5,125                   5,272
    Deferred rental income                                                                 6,372                   3,964
    Dividends and distributions payable                                                   15,791                  21,055
    Accounts payable and accrued expenses                                                 19,631                  17,747
                                                                                 ---------------------   ----------------------
       Total liabilities                                                                 385,824                 402,382
                                                                                 ---------------------   ----------------------

Commitments and contingencies (Note 9)

Equity:
 Stockholders' equity:
   Preferred stock, $.001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                             -                       -
   Common stock, $.001 par value, 200,000,000 shares authorized,
       21,770,211 and 19,748,211 shares issued and outstanding
       at June 30, 2009 and December 31, 2008                                                 22                      20
   Additional paid-in capital                                                            169,682                 154,412
   Distributions in excess of accumulated earnings                                       (24,413)                (20,014)
                                                                                 ---------------------   ----------------------
      Total stockholders' equity                                                         145,291                 134,418
 Noncontrolling interests                                                                462,323                 497,485
                                                                                 ---------------------   ----------------------
        Total equity                                                                     607,614                 631,903
                                                                                 ---------------------   ----------------------
        Total liabilities and equity                                                  $  993,438              $1,034,285
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

                          MISSION WEST PROPERTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                    ---------

                                                               Three months ended June 30,            Six months ended June 30,
                                                           ----------------------------------- -----------------------------------
                                                                 2009              2008               2009              2008
                                                           ---------------- ------------------ ----------------- -----------------
Operating revenues:
   Rental revenue from real estate                             $20,424            $19,359            $41,080           $38,356
   Tenant reimbursements                                         4,315              3,710              9,115             7,293
   Lease termination income                                          -                  -                  -             1,921
   Other income                                                    302                249                622               477
                                                           ---------------- ------------------ ----------------- -----------------
        Total operating revenues                                25,041             23,318             50,817            48,047
                                                           ---------------- ------------------ ----------------- -----------------
Operating expenses:
   Property operating, maintenance and real estate taxes         7,272              5,511             13,223            10,398
   General and administrative                                      623                674              1,154             1,347
   Depreciation and amortization of real estate                  6,334              5,682             12,279            11,305
                                                           ---------------- ------------------ ----------------- -----------------
        Total operating expenses                                14,229             11,867             26,656            23,050
                                                           ---------------- ------------------ ----------------- -----------------
        Operating income                                        10,812             11,451             24,161            24,997

Other income (expenses):
   Equity in earnings of unconsolidated joint venture               75                407                164               789
   Interest and dividend income                                  1,125                215              1,065               772
   Unrealized gain (loss) from investment                        2,433                  -               (324)                -
   Interest expense                                             (7,085)            (4,956)           (11,891)           (9,884)
   Interest expense - related parties                             (171)              (280)              (352)             (716)
                                                           ---------------- ------------------ ----------------- -----------------
        Net income                                               7,189              6,837             12,823            15,958

Net income attributable to noncontrolling interests             (5,404)            (5,478)            (9,607)          (12,717)
                                                           ---------------- ------------------ ----------------- -----------------
Net income attributable to common stockholders                  $1,785             $1,359             $3,216            $3,241
                                                           ================ ================== ================= =================

Net income per common share to common stockholders:
   Basic                                                         $0.08              $0.07              $0.15             $0.16
                                                           ================ ================== ================= =================
   Diluted                                                       $0.08              $0.07              $0.15             $0.16
                                                           ================ ================== ================= =================
Weighted average shares of common stock outstanding (basic)   21,766,343         19,695,988         21,691,029        19,681,797
                                                           ================ ================== ================= =================
Weighted average shares of common stock outstanding (diluted) 21,899,906         19,902,304         21,835,545        19,766,535
                                                           ================ ================== ================= =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MISSION WEST PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                    ---------

                                                                                                   Six months ended June 30,
                                                                                             ---------------------------------------
                                                                                                    2009                2008
                                                                                             ------------------- -------------------
Cash flows from operating activities:
     Net income                                                                                     $12,823             $15,958
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization of real estate and in-place leases                         12,279              11,305
            Unrealized loss from restricted investment in marketable securities                         324                   -
            Dividend income from restricted investment in marketable securities                        (577)                  -
            Equity in earnings of unconsolidated joint venture                                         (164)               (789)
            Distributions from unconsolidated joint venture                                             100                 900
            Interest earned on restricted cash                                                          (74)               (633)
            Lease termination fee related to restricted cash                                         10,864               4,830
            Stock-based compensation expense                                                            134                 242
            Other                                                                                         -                  66
     Changes in operating assets and liabilities:
            Deferred rent receivables                                                                  (560)             (1,587)
            Other assets                                                                                 10                (588)
            Interest payable                                                                            (40)                 29
            Security deposits                                                                          (147)                223
            Deferred rental income                                                                    2,408               2,081
            Accounts payable and accrued expenses                                                     1,884                 556
                                                                                             ------------------- -------------------
     Net cash provided by operating activities                                                       39,264              32,593
                                                                                             ------------------- -------------------

Cash flows from investing activities:
     Improvements to real estate assets                                                                   -              (2,337)
     Purchase of real estate                                                                              -             (35,764)
     Restricted cash released for purchase of real estate                                                 -               8,082
     Excess restricted cash                                                                               -               7,654
     Proceeds from investment in marketable securities                                                3,646                   -
                                                                                             ------------------- -------------------
     Net cash provided by (used in) investing activities                                              3,646             (22,365)
                                                                                             ------------------- -------------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable                                                     (5,967)             (5,519)
    Principal payments on mortgage note payable (related parties)                                      (245)               (227)
    Proceeds from real estate purchase financing (related parties)                                        -              19,423
    Payments on real estate purchase financing (related parties)                                          -             (17,500)
    Proceeds from note payable (related parties)                                                     23,141               3,000
    Payments on note payable (related parties)                                                      (23,141)             (3,000)
    Proceeds from note payable                                                                       15,000                   -
    Net (repayments) borrowings on revolving line of credit                                          (9,187)              8,244
    Debt issuance costs                                                                                   -                 (26)
    Net proceeds from exercise of stock options                                                           -                 735
    Distributions paid to noncontrolling interests                                                  (34,212)            (31,200)
    Dividends paid to common stockholders                                                            (8,299)             (7,080)
                                                                                             ------------------- -------------------
     Net cash used in financing activities                                                          (42,910)            (33,150)
                                                                                             ------------------- -------------------
     Net decrease in cash and cash equivalents                                                            -             (22,922)
Cash and cash equivalents, beginning of period                                                            -              23,691
                                                                                             ------------------- -------------------
Cash and cash equivalents, end of period                                                            $     -             $   769
                                                                                             =================== ===================
Supplemental information:
    Cash paid for interest                                                                          $ 9,809             $10,572
                                                                                             =================== ===================
Supplemental schedule of non-cash investing and financing activities:
    Debt from seller in connection with real estate purchase (related parties)                      $     -             $19,068
                                                                                             =================== ===================
    Issuance of common stock upon conversion of O.P. units                                          $15,138             $    54
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

     As of June 30, 2009, the Company owned a controlling general partnership interest of 23.95%, 21.85%, 16.31% and 12.52% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 20.60% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

     Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2009 and 2008.

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

2.   BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2009, their consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and their cash flows for the six months ended June 30, 2009 and 2008. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 and related footnote disclosures are unaudited. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

     The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

     The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity ("VIE") exists are all considered in determining if the arrangement qualifies for consolidation in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As of June 30, 2009, the Company consolidated one VIE in the accompanying condensed consolidated balance sheets in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 for further discussion of this transaction.

     The Company has evaluated events subsequent to June 30, 2009 through the time of the filing of this Form 10Q.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     STOCK-BASED OPTION COMPENSATION ACCOUNTING
     The FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for stock options. SFAS 123R requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. SFAS 123R is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At June 30, 2009, the Company had one stock-based compensation plan.

     In the second quarter of 2009, options to purchase 375,000 shares of common stock held by an employee of the Company lapsed without exercise.

     The following table shows the activity and detail for the 2004 Equity Incentive Plan.

                                                                  Weighted Average
                                                  Options           Option Price
                                                Outstanding           Per Share
                                               ---------------   ------------------
          Balance, December 31, 2008              3,332,500             $9.62
              Options granted                       500,000             $5.99
              Options forfeited                    (375,000)           $11.33
              Options canceled                     (200,000)            $9.51
                                               ---------------
          Balance, June 30, 2009                  3,257,500             $8.87
                                               ===============

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company's stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company's share-based awards is included in general and administrative expenses in the Company's accompanying condensed consolidated statements of operations. Under SFAS 123R, the Company recorded approximately $109 and $96 of expense for the three months ended June 30, 2009 and 2008, respectively, and approximately $134 and $242 of expense for share-based compensation relating to grants of stock options for the six months ended June 30, 2009 and 2008, respectively.

     As of June 30, 2009, the total amount of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan was approximately $416. This cost is expected to be recognized over a weighted-average period of 2.18 years.

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

     The following table presents a reconciliation of the December 31, 2008 and June 30, 2009, carrying amounts for equity and the related amounts of equity attributable to stockholders' equity and noncontrolling interests:

                                                                                       Equity
                                                   --------------------------------------------------------------------------------
                                                               Additional     Distributions in
                                                     Common      Paid-in         Excess of           Noncontrolling
                                                     Stock       Capital    Accumulated Earnings       Interests          Total
                                                   ---------- ------------- --------------------- -------------------- ------------
                                                                                 (dollars in thousands)
    Balance, December 31, 2008                        $20       $154,412          ($20,014)              $497,485          $631,903
    Net income                                          -              -             3,216                  9,607            12,823
    Amortization of previously granted share awards     -            134                 -                      -               134
    Conversions of operating partnership units          2         15,136                 -                (15,138)                -
    Cash dividends/distributions                        -              -            (7,615)               (29,631)          (37,246)
                                                   ---------- ------------- --------------------- -------------------- ------------
    Balance, June 30, 2009                            $22       $169,682          ($24,413)              $462,323          $607,614
                                                   ========== ============= ===================== ==================== ============

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

     Company, it is deemed to be equivalent to a share of common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and noncontrolling interests in the accompanying condensed balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company's noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of June 30, 2009, these interests accounted for approximately 79.3% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of noncontrolling interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average noncontrolling interests' ownership percentage.

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

     ACCOUNTING PRONOUNCEMENTS
     SFAS 157, "Fair Value Measurements" ("SFAS 157"), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets and liabilities, 2) "significant other observable inputs" and 3) "significant unobservable inputs". "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity's own assumptions, as there is little, if any, related market activity. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company's consolidated financial statements.

     SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on a prospective basis on January 1, 2008. The implementation of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

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

     In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 5" ("SFAS 160"). SFAS 160 requires that noncontrolling interests (previously referred to as minority interests) be presented as a component of consolidated equity, eliminates "minority interest accounting" such that the amount of net income

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     attributable to noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. SFAS 160 requires a reconciliation of equity attributable to noncontrolling interests and disclosure of those amounts of consolidated net income attributable to noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009, which required retroactive adoption of the presentation and disclosure requirements for existing minority interests, had a significant impact on the Company's computation of net income and its presentation of the balance sheet.

     In April 2009, the FASB issued Statement FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which requires (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. The FSP is effective for interim periods ending after June 15, 2009.

     In May 2009, the FASB issued SFAS 165, "Subsequent Events" ("SFAS 165"). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively. The adoption of SFAS 165 did not have an impact on the Company's results of operations or financial condition.

     In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS 167 is not expected to have a material impact on the Company's results of operations or financial condition.

     In June 2009, the FASB issued SFAS 168, "The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB No. 162" ("SFAS 168"). The FASB Accounting Standards Codification TM ("Codification") does not change U.S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database. The Codification was released on July 1, 2009 and will become the single source of authoritative
     U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC. The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company's consolidated financial statements.

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

     In August 2007, one of the Company's tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC ("M&M"), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M assumed all of Ciena's remaining obligations under these

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena's obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, is receiving $849 from July 2009 through June 2010, and will receive $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of FIN 46R, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE, and therefore has consolidated this entity for financial reporting purposes.

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

4.   RESTRICTED CASH

     Restricted cash totaled approximately $7,078 on June 30, 2009. The entire amount represents cash held by M&M, a consolidated VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE and any other additional agreements with the VIE.

     As of March 31, 2009, restricted cash totaled approximately $22,048. In April 2009, the Company issued two notes in the aggregate amount of $15,000 to M&M. The notes bear interest at LIBOR plus 2% and are due June 30, 2009 and subsequently extended to December 31, 2010. The proceeds were primarily used for quarterly distributions to the Company's noncontrolling interests and general corporate purposes.

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

     The Company's restricted investment in marketable securities on June 30, 2009 was classified as trading securities, whereas unrealized holdings gains and losses (differences between the initial cost and the fair value at the balance sheet date) are included in net income of the current period, and interest and dividend revenue, as well as realized gains and losses on sales, are included in net income of the current period. The marketable securities are classified as Level 1 of the fair value hierarchy in accordance with SFAS 157 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source. See Note 2 above under Accounting Pronouncements for further discussion of SFAS 157.

     Restricted investment in marketable securities totaled approximately $6,585 on June 30, 2009, which was funded by the Company's restricted cash through its VIE. The amount represents an investment in marketable securities of a real estate investment trust company traded on the New York Stock Exchange Euronext. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding loss and gain recorded in unrealized loss or gain from investment in the Company's consolidated statement of operations. For the three months ended June 30, 2009, the Company recorded net unrealized gain of approximately $2,433 related to the increase in fair value of the marketable securities. For the six months ended June 30, 2009, the Company recorded net unrealized loss of approximately $324.

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

6.   STOCK TRANSACTIONS

     During the six months ended June 30, 2009, one limited partner exchanged a total of 2,022,000 O.P. units for 2,022,000 shares of the Company's common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $15,138 from noncontrolling interests to stockholders' equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

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

     The computation for weighted average shares is detailed below:

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                         ---------------------------------     ---------------------------------
                                                               2009              2008               2009               2008
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (basic)       21,766,343        19,695,988         21,691,029         19,681,797
         Incremental shares from assumed option exercise      133,563           206,316            144,516             84,738
                                                         ---------------    --------------     --------------    ---------------
         Weighted average shares outstanding (diluted)     21,899,906        19,902,304         21,835,545         19,766,535
                                                         ===============    ==============     ==============    ===============

     At June 30, 2009, outstanding options to purchase 2,052,500 shares of common stock were excluded from the computation of diluted net income per share under the treasury stock method for the three and six months ended June 30, 2009 because the option exercise price was greater than the weighted average closing price of the Company's common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder's option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the noncontrolling interests' share of income back to net income. The total number of O.P. units outstanding at June 30, 2009 and 2008 was 83,504,965 and 85,528,215, respectively.

8.   RELATED PARTY TRANSACTIONS

     As of June 30, 2009, the Berg Group owned 75,880,384 O.P. units. The Berg Group's combined ownership of O.P. units and shares of common stock as of June 30, 2009 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company's common stock.

     As of June 30, 2009, debt in the amount of approximately $8,516 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and is due in June 2010 with principal payments amortized over 20 years. On October 1, 2008, the Company and the Berg Group agreed to extend the maturity due date to June 2013. Interest expense incurred in connection with the mortgage note was approximately $164 and $174 for the three months ended June 30, 2009 and 2008, respectively, and $331 and $349 for the six months ended June 30, 2009 and 2008, respectively.

     On June 11, 2009, the superior court issued a tentative decision that concluded Republic Properties Corporation is a partner in the Hellyer Avenue Limited Partnership relating to the Mission West Properties, L.P. v. Republic Properties Corporation litigation (see Note 9 below for details). Because Republic Properties Corporation's interest in the Hellyer Avenue Limited Partnership was transferred to Berg & Berg Enterprises, Inc. and past distributions from profits were paid to Berg & Berg Enterprises, Inc., the Company accrued approximately $1,000 in interest receivable due from Berg & Berg Enterprises, Inc. The $1,000 interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

     During the first six months of 2009, debt in the amount of approximately $23,120 was borrowed and repaid to the Berg Group under short-term notes payable in connection with the fourth quarter 2008 and first quarter 2009 dividend distributions. The notes payable interest was calculated at LIBOR plus 2%. Interest expense incurred in connection with the loans was approximately $6 and $21 for the three and six months ended June 30, 2009, respectively.

     During the first six months of 2009 and 2008, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     interest. These related tenants contributed approximately $279 and $307 in rental revenue for the three months ended June 30, 2009 and 2008, respectively, and $572 and $614 in rental revenue for the six months ended June 30, 2009 and 2008, respectively.

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

     The Company currently leases office space owned by Berg & Berg Enterprises for the Company's headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for the three months ended June 30, 2009 and 2008, respectively, and $60 and $54 for the six months ended June 30, 2009 and 2008, respectively.

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

     Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation ("RPC") is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership ("Hellyer LP"), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. ("MWP") had the right to obtain RPC's entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised its right under the partnership agreement to cancel RPC's entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC's interest in Hellyer LP to Berg & Berg Enterprises, Inc. ("BBE"). Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Company acting through the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006, Maryland's highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in Maryland. The court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. A trial in the superior court commenced in February 2009. On June 11, 2009, the superior court issued a tentative decision that concluded RPC is a partner in the Hellyer LP and is entitled to distribution of profits of the Hellyer LP in accordance with its percentage interest together with pre-judgment interest on each distribution from the date it was due and payable. The Company intends to file an appeal following the court's issuance of a final decision and entry of judgment. Pending the outcome of the appeal, the Company accrued approximately $2,300 in interest payable based on the court's tentative decision. The $2,300 interest expense accrual represents the interest owed on the amount of past distributions that would be payable to RPC by Hellyer LP based on the tentative decision determined at the legal rate of interest of 10%. In addition, the Company also accrued approximately $1,000 in interest receivable due from BBE since past distributions from Hellyer LP were paid to BBE. The $1,000 interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

     Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interests held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% noncontrolling interest was approximately $381 and $389 in the first six months of 2009 and

                          MISSION WEST PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (dollars in thousands, except per share and per square footage)
                                   (unaudited)

     2008, respectively. As of June 30, 2009, accumulated cash flow distributions from Hellyer LP totaling approximately $5,648 were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE may be required to return RPC's former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

     The Independent Directors Committee of the Board of Directors will exercise its right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group, if the litigation is ultimately decided in favor of the Company.

     GUARANTEES AND INDEMNITIES
     Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of June 30, 2009.

     The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of June 30, 2009.

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

     ASSET DISPOSITIONS SUBJECT TO CERTAIN CONDITIONS
     The Company has entered into sales agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in SFAS 144 to be classified as assets held for sale. The following summarizes the assets for which the Company has an executed sales contract as of June 30, 2009 that is subject to such material conditions:

        Property                   Number of Buildings   Rentable Square Feet          Acres              Sales Price
        --------                   -------------------   --------------------          -----              -----------
        McCandless Drive
        Milpitas, California                8                   427,000                23.03                $76,500

10.  SUBSEQUENT EVENTS

     On July 9, 2009, the Company paid dividends of $0.15 per share of common stock to all common stockholders of record as of June 30, 2009. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. Aggregate dividends and distributions amounted to approximately $15,791.

     On July 9, 2009, the Company issued a short-term note for approximately $11,517 to the Berg Group in connection with the second quarter 2009 dividend distributions. The note's interest rate is LIBOR plus 1.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

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

OVERVIEW

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2009, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of June 30, 2009, two tenants individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

CURRENT ECONOMIC ENVIRONMENT

In the second quarter of 2009, the overall U.S. economy weakened further, particularly with the increased turmoil in the credit markets, the housing recession and growing unemployment. These factors have resulted in a considerable reduction in business spending. As credit requirements have tightened with many financial institutions, current tenants and prospective tenants may find it more difficult to obtain credit. In effect, this may impact the stability of our current tenants' financial condition and limit our ability to lease spaces to credit worthy prospective tenants.

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

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy. According to a recent report by NAI BT Commercial Real Estate (the "BT Report"), the vacancy rate for Silicon Valley R&D property was approximately 16.3% in late 2008 and 18.6% at the end of the second quarter of 2009. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2009 amounted to approximately 28.9 million square feet, of which 17.4%, or 5.0 million square feet, was being offered under subleases. According to the BT Report, total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2008 amounted to approximately 33,000 square feet, and in the first six months of 2009 there was total negative net absorption of approximately 3.9 million square feet. Also according to the BT Report, the average asking market rent per square foot at the end of the second quarter of 2009 was $1.11 compared with $1.26 in late 2008. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, however, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole.

Our occupancy rate at June 30, 2009 was 66.1% compared with 64.9% at June 30, 2008. We believe that our occupancy rate could decline if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 114,000 rentable square feet are expiring prior to the end of 2009. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. We believe that the average 2009 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

BUSINESS COMBINATIONS. Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), was effective July 1, 2001. We account for acquisitions of properties prior to January 1, 2009 in accordance with SFAS 141. For acquisitions consummated after January 1, 2009, we follow SFAS 141R, "Business Combinations". The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values. The determination of the tangible and intangible assets' useful lives are guided by a combination of SFAS 141R and management's estimates. SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. On January 1, 2008, we adopted the provisions of SFAS 157, "Fair Value Measurements" ("SFAS 157") for our financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect its own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At June 30, 2009, we had approximately $6.6 million of financial assets classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

As of June 30, 2009 and 2008, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet. Included in the 8.0 million rentable square feet are approximately 854,000 rentable square feet (or 16 buildings) that we are seeking to have rezoned for residential development.

Comparison of rental revenue from real estate for the three and six months ended June 30, 2009 and 2008 are as follows:

                                   Three Months Ended June 30,
                                 --------------------------------
                                                                                           % Change by
                                     2009              2008              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)
       Same Property (1)            $20,096           $19,031             $1,065                5.6%
       2008 Acquisitions                328               328                  -                -
                                 -------------     --------------     ---------------
          Total                     $20,424           $19,359             $1,065                5.5%
                                 =============     ==============     ===============

                                    Six Months Ended June 30,
                                 --------------------------------
                                                                                           % Change by
                                     2009              2008              $ Change         Property Group
                                 -------------     --------------     ---------------     ---------------
                                               (dollars in thousands)
       Same Property (1)            $40,424           $37,919             $2,505                6.6%
       2008 Acquisitions                656               437                219               50.0%
                                 -------------     --------------     ---------------
          Total                     $41,080           $38,356             $2,724                7.1%
                                 =============     ==============     ===============

(1) "Same Property" is defined as properties owned by us prior to 2008 that we still owned as of June 30, 2009.

RENTAL REVENUE FROM REAL ESTATE OPERATIONS
For the quarter ended June 30, 2009, rental revenue from real estate increased by approximately $1.1 million, or 5.5%, from $19.3 million for the three months ended June 30, 2008 to $20.4 million for the three months ended June 30, 2009. For the six months ended June 30, 2009, rental revenue from real estate increased by approximately $2.7 million, or 7.1%, from $38.4 million for the six months ended June 30, 2008 to $41.1 million for the six months ended June 30, 2009. In both periods, the increase in rental revenue resulted primarily from new leases since June 30, 2008. Our occupancy rate at June 30, 2009 was approximately 66.1%, compared with 64.9% at June 30, 2008.

LEASE TERMINATION INCOME
We had no lease termination fee income in the second quarter of 2009 and 2008. Lease termination fee income for the six months ended June 30, 2008 of approximately $1.9 million was paid by a tenant who terminated its lease obligations before the end of the lease term. We do not consider that transaction to be a recurring item.

OTHER INCOME
Other income of approximately $0.30 million for the three months ended June 30, 2009 included approximately $0.24 million from management fees and $0.06 million from an insurance claim. Other income of approximately $0.25 million for the three months ended June 30, 2008 included approximately $0.24 million from management fees and $0.01 million from miscellaneous income. For the six months ended June 30, 2009, other income of approximately $0.62 million included approximately $0.49 million from management fees, $0.06 million from an insurance claim and $0.07 million from miscellaneous income. For the six months ended June 30, 2008, other income of approximately $0.48 million included approximately $0.46 million from management fees and $0.02 million from miscellaneous income.

EXPENSES FROM OPERATIONS
Property operating expenses and real estate taxes during the second quarter of 2009 increased by approximately $1.8 million, or 32.0%, from $5.5 million to $7.3 million for the three months ended June 30, 2008 and 2009, respectively. The increase was primarily attributable to increases in utility usage, repair and maintenance and real estate tax expenses. Tenant reimbursements increased by approximately $0.6 million, or 16.3%, from $3.7 million for the three months ended June 30, 2008 to $4.3 million for the three months ended June 30, 2009 due to reimbursements of recurring operating expenses, including real estate taxes. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. For the six months ended June 30, 2009, property operating expenses and real estate taxes increased by approximately $2.8 million, or 27.2%, from $10.4 million for the six months ended June 30, 2008 to $13.2 million for the six months ended June 30, 2009.

General and administrative expenses decreased by approximately ($0.05) million, or (7.6%), from $0.67 million to $0.62 million for the three months ended June 30, 2008 and 2009, respectively. For the six months ended June 30, 2008 and 2009, general and administrative expenses decreased by approximately ($0.20) million, or (14.3%), from $1.35 million to $1.15 million, respectively. The decrease was primarily the result of higher legal fees and stock compensation expense in 2008.

Real estate depreciation and amortization expense increased by approximately $0.6 million, or 11.5%, from $5.7 million to $6.3 million for the three months ended June 30, 2008 and 2009, respectively. The increase resulted from a lease termination in the first quarter of 2009 and additional tenant improvements since June 30, 2008. Real estate depreciation and amortization expense increased by approximately $1.0 million, or 8.6%, from $11.3 million to $12.3 million for the six months ended June 30, 2008 and 2009, respectively.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
As of June 30, 2009, we held investments in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended June 30, 2009, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.08 million compared with equity in earnings of $0.41 million for the same period in 2008. The decrease was attributable to the sale of two R&D properties subsequent to June 30, 2008. For the six-month periods ended June 30, 2009 and 2008, equity in earnings from the unconsolidated joint venture was approximately $0.16 million and $0.79 million, respectively. The occupancy rate for the properties owned by this joint venture at June 30, 2009 and 2008 was 100%.

INTEREST AND DIVIDEND INCOME
Interest and dividend income increased by approximately $0.9 million, or 423.3%, from $0.2 million to $1.1 million for the three months ended June 30, 2008 and 2009, respectively. The increase was primarily due to an accrual of approximately $1.0 million in interest income related to the Hellyer Avenue Limited Partnership litigation (see Note 9 above for further discussion of this litigation). Interest and dividend income increased by approximately $0.3 million, or 38.0%, from $0.8 million to $1.1 million for the six months ended June 30, 2008 and 2009, respectively.

INTEREST EXPENSE
Interest expense increased by approximately $2.1 million, or 43.0%, from $5.0 million for the three months ended June 30, 2008 to $7.1 million for the three months ended June 30, 2009 due to an accrual of approximately $2.3 million related to the Hellyer Avenue Limited Partnership litigation (see Note 9 above for details). Interest expense (related parties) decreased by approximately ($0.1) million, or (38.9%), from $0.3 million for the three months ended June 30, 2008 to $0.2 million for the three months ended June 30, 2009 due to higher related party debt incurred in the quarter ended June 30, 2008. Interest expense increased by approximately $2.0 million, or 20.3%, from $9.9 million for the six months ended June 30, 2008 to $11.9 million for the six months ended June 30, 2009. Interest expense (related parties) decreased by approximately ($0.4) million, or (50.8%), from $0.7 million for the six months ended June 30, 2008 to $0.3 million for the six months ended June 30, 2009. Total debt outstanding, including debt due related parties, decreased by approximately ($13.8) million, or (3.9%), from $351.2 million as of June 30, 2008 to $337.3 million as of June 30, 2009 because of principal repayments.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net income to common stockholders increased by approximately $0.4 million, or 31.3%, from $1.4 million for the three months ended June 30, 2008 to $1.8 million for the same period in 2009. The noncontrolling interests portion of income decreased by approximately ($0.07) million, or (1.4%), from $5.47 million for the three months ended June 30, 2008 to $5.40 million for the three months ended June 30, 2009. For the six months ended June 30, 2009 and 2008, net income to common stockholders was approximately $3.2 million, and the noncontrolling interests portion of income was approximately $9.6 million and $12.7 million, respectively.

The amount of noncontrolling interests in net income has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 79% and 81% as of June 30, 2009 and 2008, respectively.

CHANGES IN FINANCIAL CONDITION

Total stockholders' equity, net, increased by approximately $10.9 million from December 31, 2008. We obtained additional capital from the issuance of 2,022,000 shares of our common stock for the exchange of O.P. units, which increased additional paid-in capital by approximately $15.1 million. Stockholders' equity was reduced during the most recent quarter by distributions in excess of accumulated earnings of approximately $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect an increase in operating cash flows from our operating property portfolio in 2009 compared with 2008 primarily from new leases and payments from M&M Real Estate Control & Restructuring relating to the Ciena lease termination in 2007 (see Note 3 above). If we are unable to lease a significant portion of the approximately 114,000 rentable square feet scheduled to expire during the remainder of 2009 or an equivalent amount of our currently available space of approximately 2.7 million rentable square feet, however, our operating cash flows after 2009 may be affected adversely. With the expectation of higher rental revenues for the remainder of 2009, we expect our properties' operating income to show a year-over-year increase compared with 2008 driven by new leases. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties, however, which could result in reduced cash flow from operations instead. Cash flows from lease terminations are non-recurring and to maintain or increase cash flows in the future we must re-lease our vacant properties.

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

As of June 30, 2009, restricted cash totaled approximately $7.1 million and restricted investment in marketable securities totaled approximately $6.6 million. The entire amount represents cash and investment held by M&M Real Estate Control & Restructuring, LLC, a consolidated VIE involving the Ciena lease termination in 2007. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements and any other additional agreements with the VIE. We include this in our restricted cash and investment under the principles of FIN 46R. The restricted cash and investment is not available for distribution to stockholders.

In April 2009, we issued two notes in the aggregate amount of $15 million to M&M Real Estate Control & Restructuring, LLC for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due June 30, 2009 and subsequently extended to December 31, 2010. The proceeds were used to pay an outstanding short-term note issued to the Berg Group and for general corporate purposes.

DISTRIBUTIONS
On July 9, 2009, we paid dividends of $0.15 per share of common stock to all common stockholders of record as of June 30, 2009. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. The aggregate dividends and distributions amounted to approximately $15.8 million. On July 9, 2009, we issued a short-term note for approximately $11.5 million to the Berg Group in connection with the second quarter 2009 dividend distributions. This note had an interest rate of LIBOR plus 1.75% and is due September 30, 2009.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

DEBT
We currently have a $17.5 million unsecured revolving line of credit with HBC established in April 2008. The revolving line of credit carries a variable interest rate based on the one-month LIBOR plus 1.75% per annum and matures June 15, 2009. In June 2009, we executed an amendment to the terms of the line of credit that extended the maturity date to September 15, 2009. We are discussing with HBC to renew the unsecured revolving line of credit for at least 12 months.

In the first six months of 2009, we issued two short-term notes for approximately $23.1 million to the Berg Group in connection with the fourth quarter 2008 and first quarter 2009 dividend distributions. The notes' interest rates were LIBOR plus 2% and were fully repaid.

At June 30, 2009, we had total indebtedness of approximately $337.3 million, including $324.9 million of fixed rate mortgage debt, $3.9 million under the HBC line of credit and $8.5 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of June 30, 2009, we were in compliance with these loan covenants.

CONTRACTUAL OBLIGATIONS
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, unsecured notes, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at June 30, 2009 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
                                        2009          2010         2011           2012           2013      Thereafter      Total
                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
                                                                          (dollars in thousands)
 Principal payments (1)               $10,270      $13,328       $14,109        $14,935        $81,269      $203,438     $337,349
 Interest payments-fixed rate debt(2)   9,502       18,433        17,652         16,825         12,820        62,288      137,520
 Interest payments-variable rate debt(3)   17            -             -              -              -             -           17
 Operating lease obligations (4)           60           30             -              -              -             -           90
                                   ------------- ------------- ------------- -------------- ------------- ------------- ------------
    Total                             $19,849      $31,791       $31,761        $31,760        $94,089      $265,726     $474,976
                                   ============= ============= ============= ============== ============= ============= ============

(1) As of June 30, 2009, 98.9% of our debt was contractually fixed and 1.1% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2) The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.
(3) The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on LIBOR plus 1.75% at June 30, 2009, the scheduled interest payment dates and maturity dates.
(4) Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table and notes set forth information regarding debt outstanding as of June 30, 2009:


                                                                                                             Maturity     Interest
             Debt Description                           Collateral Properties                 Balance          Date         Rate
---------------------------------------------- ------------------------------------------  --------------  ------------- -----------
                                                                                        (dollars in thousands)
Line of Credit:
Heritage Bank of Commerce                      Not Applicable                                 $  3,892       Sept 2009        (1)
                                                                                           --------------

Mortgage Note Payable (related parties)(2):    5300 & 5350 Hellyer Avenue, San Jose, CA          8,516        Jun 2013       7.65%
                                                                                           --------------

Mortgage Notes Payable(2):
Hartford Life Insurance Company                5981 Optical Court, San Jose, CA                113,022        Oct 2018       6.21%
Hartford Life and Accident Insurance Company   5500 Hellyer Avenue, San Jose, CA
Hartford Life and Annuity Insurance Company    5550 Hellyer Avenue, San Jose, CA
(collectively known as the "Hartford Loan")(3) 4050 Starboard Drive, Fremont, CA
                                               45738 Northport Loop, Fremont, CA
                                               233 South Hillview Drive, Milpitas, CA
                                               10300 Bubb Road, Cupertino, CA
                                               1230 E. Arques, Sunnyvale, CA
                                               1250-1280 E. Arques, Sunnyvale, CA
                                               1212 Bordeaux Lane, Sunnyvale, CA
                                               2904 Orchard Parkway, San Jose, CA
                                               3236 Scott Blvd, Santa Clara, CA
                                               6311 San Ignacio Avenue, San Jose, CA
                                               6321-6325 San Ignacio Avenue, San Jose, CA
                                               6331 San Ignacio Avenue, San Jose, CA
                                               6341-6351 San Ignacio Avenue, San Jose, CA
                                               3540-3580 Bassett Street, Santa Clara, CA

Northwestern Mutual Life Insurance Company(4)  1750 Automation Parkway, San Jose, CA            79,397        Jan 2013       5.64%
                                               1756 Automation Parkway, San Jose, CA
                                               1762 Automation Parkway, San Jose, CA
                                               6320 San Ignacio Avenue, San Jose, CA
                                               6540-6541 Via Del Oro, San Jose, CA
                                               6385-6387 San Ignacio Avenue, San Jose, CA
                                               20605-20705 Valley Green Drive, Cupertino, CA
                                               2001 Walsh Avenue, Santa Clara, CA
                                               2220 Central Expressway, Santa Clara, CA
                                               2300 Central Expressway, Santa Clara, CA
                                               2330 Central Expressway, Santa Clara, CA

Allianz Life Ins. Co. (Allianz Loan I)(5)      5900 Optical Court, San Jose, CA                 22,583        Aug 2025       5.56%

Allianz Life Ins. Co. (Allianz Loan II)(5)     5325-5345 Hellyer Avenue, San Jose, CA          109,939        Aug 2025       5.22%
                                               1768 Automation Parkway, San Jose, CA
                                               2880 Scott Boulevard, Santa Clara, CA
                                               2890 Scott Boulevard, Santa Clara, CA
                                               2800 Scott Boulevard, Santa Clara, CA
                                               10450-10460 Bubb Road, Cupertino, CA
                                               6800-6810 Santa Teresa Blvd., San Jose, CA
                                               6850 Santa Teresa Blvd., San Jose, CA
                                               4750 Patrick Henry Drive, Santa Clara, CA
                                                                                           --------------
                                                                                               324,941
                                                                                           --------------
TOTAL                                                                                         $337,349
                                                                                           ==============


(1) Loan carries a variable interest rate equal to LIBOR plus 1.75%. The interest rate at June 30, 2009 was 2.09%. The Heritage Bank of Commerce line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of June 30, 2009, we were in compliance with these loan covenants.
(2) Mortgage notes payable generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.74% at June 30, 2009.
(3) The Hartford loan is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan contains certain customary covenants as defined in the loan agreement. As of June 30, 2009, we were in compliance with these loan covenants.
(4) The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of June 30, 2009, we were in compliance with these loan covenants.
(5) The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of June 30, 2009, we were in compliance with these loan covenants.

At June 30, 2009, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $6.83 per share on June 30, 2009) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 31.9%. On June 30, 2009, the last trading day in the quarter, total market capitalization was approximately $1.06 billion.

At June 30, 2009, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.2 million. The due date of these notes has been extended to September 30, 2010. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

HISTORICAL CASH FLOWS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 WITH THE SIX MONTHS ENDED JUNE 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2009 was approximately $39.3 million compared with $32.6 million for the same period in 2008. Cash flow increases came primarily from payment by our VIE of prepaid rent for one year with respect to the Ciena lease termination in 2007. See Note 3 above for further discussion of this transaction.

Net cash provided by (used in) investing activities was approximately $3.6 million and ($22.4) million for the six months ended June 30, 2009 and 2008, respectively. Cash provided by investing activities during the six months ended June 30, 2009 related principally to the reimbursement of investment in marketable securities from our VIE through restricted cash. Net cash used in investing activities during the six months ended June 30, 2008 related principally to the acquisition of one R&D property at 5981 Optical Court in San Jose, California and one R&D property at 2904 Orchard Parkway in San Jose, California for approximately $35.8 million. The acquisition at 2904 Orchard Parkway was completed as a tax-deferred exchange transaction involving our former R&D property at 1170 Morse Avenue in Sunnyvale, California. The remaining excess restricted cash of approximately $7.7 million was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $2.3 million.

Net cash used in financing activities was approximately $42.9 million for the six months ended June 30, 2009 compared with approximately $33.1 million for the six months ended June 30, 2008. During the first six months of 2009, we financed approximately $23.1 million in short-term debt, received $15 million from a loan with our VIE, paid approximately $38.5 million towards outstanding debt, paid approximately $34.2 million of distributions to noncontrolling interests and paid approximately $8.3 million of dividends to common stockholders. During the same period in 2008, we financed approximately $22.4 million in short-term debt, received approximately $8.2 million from our line of credit, received approximately $0.7 million from stock option exercises, paid approximately $26.2 million towards outstanding debt, paid approximately $31.2 million of distributions to noncontrolling interests and paid approximately $7.0 million of dividends to common stockholders.

FUNDS FROM OPERATIONS ("FFO")

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss), computed in accordance with GAAP, plus non-recurring events other than "extraordinary items" under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared with other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should neither be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

FFO for the three and six months ended June 30, 2009 and 2008, as reconciled to net income, are summarized in the following table:

                                                    Three Months Ended June 30,                    Six Months Ended June 30,
                                             -----------------------------------------     -----------------------------------------
                                                    2009                   2008                   2009                   2008
                                             -----------------------------------------     -----------------------------------------
                                                       (dollars in thousands)                        (dollars in thousands)
Net income                                       $ 7,189                $ 6,837                $12,823                $15,958
Add:
  Depreciation and amortization of real estate(1)  7,054                  6,275                 13,530                 12,488
Less:
  Noncontrolling interests in joint ventures         (54)                   (63)                   (94)                  (174)
                                             ------------------     ------------------     ------------------     ------------------
FFO                                              $14,189                $13,049                $26,259                $28,272
                                             ==================     ==================     ==================     ==================

(1) Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 and $189 for the three months ended June 30, 2009 and 2008, respectively, and $119 and $379 for the six months ended June 30, 2009 and 2008, respectively. Also includes our amortization of leasing commissions of approximately $660 and $404 for the three months ended June 30, 2009 and 2008, respectively, and $1,132 and $805 for the six months ended June 30, 2009 and 2008, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the condensed consolidated statements of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2009. The current terms of this debt are described in
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2009 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2009 will be paid upon maturity.


                                      Six Months           Year Ending December 31,
                                      Remaining -----------------------------------------------
                                        2009       2010        2011         2012        2013     Thereafter    Total     Fair Value
                                    ------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
 Fixed Rate Debt:
   Secured notes payable               $6,378     $13,328     $14,109     $14,935     $81,269     $203,438   $333,457    $479,970
   Weighted average interest rate       5.74%       5.74%       5.74%       5.74%       5.74%        5.74%

 Variable Rate Debt:
   Unsecured debt                      $3,892        -           -           -           -           -         $3,892      $3,892
   Weighted average interest rate       2.09%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at June 30, 2009. The only variable debt that we had as of June 30, 2009 was approximately $3.9 million owed to the Heritage Bank of Commerce. This represented approximately 1.1% of the total $337.3 million of outstanding debt as of June 30, 2009. All of our debt is denominated in United States dollars.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes "forward-looking statements," as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of June 30, 2009, a 1% increase or decrease in interest rates on our approximately $3.9 million of floating rate debt would decrease or increase, respectively, earnings and cash flows for the six-month period then ended by approximately $20,000, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of June 30, 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The 2009 Annual Meeting of Stockholders of the Company was held on May 20, 2009 in which proxies representing 21,020,016 shares of common stocks, or 96.7% of the total outstanding shares, were present and voted.

     b) At the 2009 Annual Meeting of Stockholders, Carl E. Berg, William A. Hasler, Lawrence B. Helzel, Raymond V. Marino and Martin S. Roher were elected as directors for the ensuing year, all of whom were serving on the board of directors at the time of the meeting.

     c)   The following proposals were voted upon at the meeting:

          Proposal No. 1: Election of Directors

                                         Total Vote for Each      Total Vote Withheld
          Directors                          Director              from Each Director         Total Abstentions
          ---------------------------- ----------------------     ----------------------    ----------------------
          Carl E. Berg                      20,344,655                  675,361                       -
          William A. Hasler                 19,983,900                1,036,116                       -
          Lawrence B. Helzel                20,158,917                  861,099                       -
          Raymond V. Marino                 20,551,889                  468,127                       -
          Martin S. Roher                   20,105,313                  914,703                       -


Proposal No. 2: Ratification of the selection of the accounting firm of Burr, Pilger & Mayer, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2009. There were 20,994,604 votes in favor of the proposal, 8,847 votes against the proposal and 16,565 abstentions.

ITEM 6. EXHIBITS

     10.56    Heritage Bank of Commerce Revolving Credit Loan Agreement
     10.56.1 Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated April 17, 2008
     10.56.2 Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated June 5, 2009
     10.57 M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 14, 2009
     10.58 M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 21, 2009
     10.59 M&M Real Estate Control & Restructuring, LLC Promissory Note, dated July 1, 2009
     31.1     Section 1350 Certificate of CEO
     31.2     Section 1350 Certificate of President & COO
     31.3     Section 1350 Certificate of Principal Financial Officer
     32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

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


                                          Mission West Properties, Inc.
                                          (Registrant)


Date: August 7, 2009                      By:    /s/ Carl E. Berg
                                             -----------------------------------
                                             Carl E. Berg
                                             Chief Executive Officer


Date: August 7, 2009                      By:    /s/ Wayne N. Pham
                                             -----------------------------------
                                             Wayne N. Pham
                                             Vice President of Finance
                                             (Principal Accounting Officer and
                                             Duly Authorized Officer)