Form 10-Q
period 2009-09-30
MISSION WEST PROPERTIES INC
filed 2009-11-09
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-8383

Mission West Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-2635431 (I.R.S. Employer Identification No.)

10050 Bandley Drive Cupertino, California (Address of principal executive offices)	95014 (Zip Code)

(408) 725-0700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 6, 2009, there were 21,770,211 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

Exhibits
Exhibit 10.29 - Berg Group Promissory Note, dated October 8, 2009
Exhibit 10.56.3 - Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated August 20, 2009
Exhibit 10.56.4 - Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated October 13, 2009
Exhibit 10.60 - M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 2, 2009
Exhibit 10.61 - M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 23, 2009
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
Exhibit 31.3 - Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 32 - Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments in real estate:
Land	$320,911	$320,911
Buildings and improvements	799,627	799,471
Real estate related intangible assets	3,240	3,240
Total investments in properties	1,123,778	1,123,622
Accumulated depreciation and amortization	(198,243)	(180,043)
Net investments in properties	925,535	943,579
Investment in unconsolidated joint venture	3,830	3,768
Net investments in real estate	929,365	947,347
Cash and cash equivalents	576	-
Restricted cash	7,597	39,478
Restricted investment in marketable securities	11,124	-
Investment in marketable securities	-	3,368
Deferred rent receivables	18,516	17,841
Other assets, net	31,408	26,251
Total assets	$998,586	$1,034,285
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$321,907	$330,908
Mortgage note payable (related parties)	8,389	8,761
Note payable (related parties)	5,057	-
Revolving line of credit	3,573	13,079
Interest payable	1,530	1,596
Security deposits	5,026	5,272
Deferred rental income	5,525	3,964
Dividends and distributions payable	15,791	21,055
Accounts payable and accrued expenses	29,283	17,747
Total liabilities	396,081	402,382

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 21,770,211 and 19,748,211 shares issued and outstanding at September 30, 2009 and December 31, 2008	22	20
Additional paid-in capital	169,790	154,412
Distributions in excess of accumulated earnings	(24,912)	(20,014)
Total stockholders’ equity	144,900	134,418
Noncontrolling interests	457,605	497,485
Total equity	602,505	631,903
Total liabilities and equity	$998,586	$1,034,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating revenues:
Rental revenue from real estate	$20,442	$20,256	$61,521	$58,612
Tenant reimbursements	4,566	4,607	13,681	11,900
Lease termination income	-	-	-	1,921
Other income	284	292	906	769
Total operating revenues	25,292	25,155	76,108	73,202
Operating expenses:
Property operating, maintenance and real estate taxes	6,787	5,839	20,010	16,238
General and administrative	589	605	1,743	1,951
Depreciation and amortization of real estate	5,921	5,759	18,200	17,064
Total operating expenses	13,297	12,203	39,953	35,253

Operating income	11,995	12,952	36,155	37,949

Other income (expenses):
Equity in earnings of unconsolidated joint venture	72	126	237	915
Interest and dividend income	93	193	1,158	965
Unrealized gain from investment	4,464	-	4,140	-
Interest expense	(5,180)	(5,023)	(17,071)	(14,907)
Interest expense – related parties	(202)	(309)	(554)	(1,025)
Net income	11,242	7,939	24,065	23,897

Net income attributable to noncontrolling interests	(8,476)	(6,304)	(18,083)	(19,021)
Net income attributable to common stockholders	$2,766	$1,635	$5,982	$4,876

Net income per common share to common stockholders:
Basic	$0.13	$0.08	$0.28	$0.25
Diluted	$0.13	$0.08	$0.27	$0.25
Weighted average shares of common stock outstanding (basic)	21,770,211	19,745,141	21,717,713	19,703,066
Weighted average shares of common stock outstanding (diluted)	21,902,387	19,783,507	21,858,067	19,769,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$24,065	$23,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate and in-place leases	18,200	17,064
Unrealized (gain) from restricted investment in marketable securities	(4,140)	-
Dividend income from restricted investment in marketable securities	(651)	-
Equity in earnings of unconsolidated joint venture	(237)	(915)
Distributions from unconsolidated joint venture	175	1,350
Interest earned on restricted cash	(92)	(829)
Lease termination fee related to restricted cash	10,864	7,285
Stock-based compensation expense	243	364
Other	-	144
Changes in operating assets and liabilities:
Deferred rent receivables	(675)	(2,444)
Other assets	(5,157)	(4,245)
Interest payable	(26)	137
Security deposits	(246)	873
Deferred rental income	1,561	2,724
Accounts payable and accrued expenses	11,215	4,989
Net cash provided by operating activities	55,099	50,394

Cash flows from investing activities:
Improvements to real estate assets	(156)	(6,164)
(Increase) in restricted cash	(500)	-
Purchase of real estate	-	(35,764)
Restricted cash released for purchase of real estate	-	8,082
Excess restricted cash	-	7,654
Proceeds from investment in marketable securities	3,646	-
Net cash provided by (used in) investing activities	2,990	(26,192)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(9,001)	(8,332)
Principal payments on mortgage note payable (related parties)	(372)	(344)
Proceeds from real estate purchase financing (related parties)	-	19,429
Payments on real estate purchase financing (related parties)	-	(19,429)
Proceeds from note payable (related parties)	29,641	3,000
Payments on note payable (related parties)	(29,641)	(3,000)
Proceeds from note payable	15,000	-
Net (repayments) borrowings on revolving line of credit	(9,506)	11,911
Debt issuance costs	-	(26)
Net proceeds from exercise of stock options	-	768
Distributions paid to noncontrolling interests	(42,069)	(40,841)
Dividends paid to common stockholders	(11,565)	(11,029)
Net cash used in financing activities	(57,513)	(47,893)
Net increase (decrease) in cash and cash equivalents	576	(23,691)
Cash and cash equivalents, beginning of period	-	23,691
Cash and cash equivalents, end of period	$576	$-
Supplemental information:
Cash paid for interest	$14,841	$15,720
Supplemental schedule of non-cash investing and financing activities:
Debt from seller in connection with real estate purchase (related parties)	$-	$19,068
Issuance of common stock upon conversion of O.P. units	$15,138	$66

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

As of September 30, 2009, the Company owned a controlling general partnership interest of 24.00%, 21.85%, 16.31% and 12.52% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 20.63% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2009 and 2008.

Business Segment Information
The Company’s primary business is the ownership and management of R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded it currently has a single reportable segment for the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280 purposes.

2.	Basis of Presentation

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, their consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and their cash flows for the nine months ended September 30, 2009 and 2008. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 805. As of September 30, 2009, the Company consolidated one VIE in the accompanying condensed consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 to Condensed Consolidated Financial Statements for further discussion of this transaction.

The Company has evaluated events subsequent to September 30, 2009 through the time of the filing of this Form 10-Q.

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At September 30, 2009, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan.

		Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2008	3,332,500	$9.62
Options granted	500,000	$5.99
Options forfeited	(375,000)	$11.33
Options canceled	(200,000)	$9.51
Balance, September 30, 2009	3,257,500	$8.87

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $109 and $122 of expense for the three months ended September 30, 2009 and 2008, respectively, and approximately $243 and $364 of expense for share-based compensation relating to grants of stock options for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the total amount of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan was approximately $316. This cost is expected to be recognized over a weighted-average period of 1.93 years.

Noncontrolling Interests
The Company adopted the noncontrolling interests provisions of the Consolidation Topic of the FASB ASC 805 effective January 1, 2009. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. It requires disclosure, on the face of the consolidated statement of operations, of those amounts of consolidated net income and other comprehensive other income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income.

In connection with the adoption of noncontrolling interests provisions of the Consolidation Topic of the FASB ASC 805, the Company reclassified into the Company’s condensed consolidated equity the historical balances related to noncontrolling interests in the consolidated operating partnerships. At December 31, 2008, the carrying amount of noncontrolling interests in the consolidated operating partnerships was approximately $497,485.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

The following table presents a reconciliation of the December 31, 2008 and September 30, 2009 carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2008	$20	$154,412	$(20,014)	$497,485	$631,903
Net income	-	-	5,982	18,083	24,065
Amortization of previously granted share awards	-	242	-	-	242
Conversions of operating partnership units	2	15,136	-	(15,138)	-
Cash dividends/distributions	-	-	(10,880)	(42,825)	(53,705)
Balance, September 30, 2009	$22	$169,790	$(24,912)	$457,605	$602,505

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock.  Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of September 30, 2009, these interests accounted for approximately 79.3% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of noncontrolling interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average noncontrolling interests’ ownership percentage.

Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and O. P. units outstanding for each operating partnership in relation to the total for all four operating partnerships.

Reclassifications
Certain reclassifications have been made to the previously reported 2008 condensed consolidated financial statements in order to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of the noncontrolling interests provisions of the Consolidation Topic of the FASB ASC 805. The reclassification resulted in (i) the reclassification of the Company’s minority interests in the consolidated operating partnerships to “noncontrolling interests,” a component of equity on the Company’s condensed consolidated balance sheets, and (ii) the reclassification of minority interests to “net income attributable to noncontrolling interests” on the Company’s condensed consolidated statements of operations. The reclassifications had no impact on previously reported net income attributable to common stockholders or net income per common share to common stockholders.

The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the Company’s December 31, 2008 audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed on March 16, 2009.

Accounting Standards
The Fair Value Measurements and Disclosures Topic of the FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It applies under other accounting standards that require or permit fair value measurements. Accordingly, this provision does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. The provision establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets and liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs”. “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, as there is little, if any, related market activity. Adoption on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements.

The Financial Instruments Topic of the FASB ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Adoption on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

The Business Combinations Topic of the FASB ASC 805 changed the accounting for business combinations. Under the provision, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. It changed the accounting treatment and disclosure for certain specific items in a business combination. The provision requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. The provision applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Based on historical acquisition costs and activity levels, the adoption of the Business Combinations Topic of the FASB ASC 805 on January 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

The noncontrolling interests provisions of the Consolidation Topic of the FASB ASC 805 requires that noncontrolling interests (previously referred to as minority interests) be presented as a component of consolidated equity, eliminates “minority interest accounting” such that the amount of net income attributable to noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. The provision requires a reconciliation of equity attributable to noncontrolling interests and disclosure of those amounts of consolidated net income attributable to noncontrolling interests. The provision is effective for fiscal years beginning on or after December 15, 2008. The adoption of the noncontrolling interests provisions of the Consolidation Topic of the FASB ASC 805 on January 1, 2009, which required retroactive adoption of the presentation and disclosure requirements for existing minority interests, had a significant impact on the Company’s computation of net income and its presentation of the balance sheet.

The Financial Instruments Topic of the FASB ASC 825 requires (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. The provision is effective for interim periods ending after June 15, 2009.

The Subsequent Events Topic of the FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provision requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provision is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively. The adoption of the Subsequent Events Topic of the FASB ASC 855 did not have an impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  SFAS 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB No. 162”.  The FASB Accounting Standards Codification TM  (“Codification”) does not change U.S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database.  The Codification was released on July 1, 2009 and will become the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC.  The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

3.	Variable Interest Entity

Under the VIE provisions of the Consolidation Topic of the FASB ASC 805, a VIE must be consolidated by a company if it is subject to a majority of the entity’s expected losses or is entitled to receive a majority of the entity’s expected residual returns or both. In addition, the Consolidation Topic of the FASB ASC 805 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

Under the Consolidation Topic of the FASB ASC 805, for an entity to qualify as a VIE one or more of the following three characteristics must exist:

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

In August 2007, one of the Company’s tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M Real Estate”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M Real Estate assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M Real Estate. M&M Real Estate is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, is receiving $849 from July 2009 through June 2010, and will receive $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of the Consolidation Topic of the FASB ASC 805, the Company determined that M&M Real Estate is a VIE. The Company further determined that it is the primary beneficiary of this VIE, and therefore has consolidated this entity for financial reporting purposes.

Factors considered by the Company in determining whether M&M Real Estate should be considered a VIE for financial reporting purposes included the following:

•	No equity was contributed by the partners in the formation of M&M Real Estate.
•	At present, the assigned leases are the only properties under management by M&M Real Estate.
•	M&M Real Estate does not have an operating history that demonstrates its ability to finance its activities without additional subordinated financial support.
•	All revenues, other than interest income, are generated by M&M Real Estate from the Company in the form of fees or commissions.

The Company remains at risk with respect to the assigned leases because if M&M Real Estate’s operating expenses exceed its interest income, fees and commissions there would be insufficient funds to meet the assigned lease obligation without additional financial support from equity holders or other parties. The Company, which had released the original tenants from its obligations under the leases, would have to absorb the majority of any loss, making it the primary beneficiary of M&M Real Estate’s activities.

4.	Restricted Cash

Restricted cash totaled approximately $7,597 on September 30, 2009. Of this amount, approximately $7,097 represents cash held by M&M Real Estate, a consolidated VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE and any other additional agreements with the VIE. The balance of restricted cash is a $500 deposit made by the Company for a property purchase offer.

5.	Restricted Investment in Marketable Securities

In accordance with the provisions of the Investments–Debt and Securities Topic of the FASB ASC 320, investments in debt and equity “marketable” securities are classified at acquisition, and on subsequent reporting dates, into one of the following categories: (a) Trading Securities - debt and equity securities purchased and held principally for the purpose of selling them in the near future. (b) Available-for-Sale Securities - debt securities not classified as held-to-maturity, and debt and equity securities not classified as trading securities. (c) Held-to-Maturity Debt Securities - those debt securities for which the company has the “positive intent and ability to hold the securities to maturity.”

The Company’s restricted investment in marketable securities on September 30, 2009 was classified as trading securities, whereas unrealized holdings gains and losses (differences between the initial cost and the fair value at the balance sheet date) are included in

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

net income of the current period, and interest and dividend revenue, as well as realized gains and losses on sales, are included in net income of the current period. The marketable securities are classified as Level 1 of the fair value hierarchy in accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC 820 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

Restricted investment in marketable securities totaled approximately $11,124 on September 30, 2009, which was funded by the Company’s restricted cash through its VIE. The amount represents an investment in marketable securities of a real estate investment trust company traded on the New York Stock Exchange Euronext. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding loss and gain recorded in unrealized loss or gain from investment in the Company’s consolidated statement of operations. For the three months ended September 30, 2009, the Company recorded net unrealized gain of approximately $4,464 related to the increase in fair value of the marketable securities. For the nine months ended September 30, 2009, the Company recorded net unrealized gain of approximately $4,140.

6.	Stock Transactions

During the nine months ended September 30, 2009, one limited partner exchanged a total of 2,022,000 O.P. units for 2,022,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $15,138 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

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

The computation for weighted average shares is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding (basic)	21,770,211	19,745,141	21,717,713	19,703,066
Incremental shares from assumed option exercise	132,176	38,366	140,354	66,082
Weighted average shares outstanding (diluted)	21,902,387	19,783,507	21,858,067	19,769,148

At September 30, 2009, outstanding options to purchase 2,052,500 shares of common stock were excluded from the computation of diluted net income per share under the treasury stock method for the three and nine months ended September 30, 2009 because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder’s option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the noncontrolling interests’ share of income back to net income. The total number of O.P. units outstanding at September 30, 2009 and 2008 was 83,504,965 and 85,526,965, respectively.

8.	Related Party Transactions

As of September 30, 2009, the Berg Group owned 75,880,384 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of September 30, 2009 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of September 30, 2009, debt in the amount of approximately $8,389 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. On October 1, 2008, the Company and the Berg Group agreed to extend the maturity due date to June 2013. Interest expense incurred in connection with the mortgage note was approximately $162 and $171 for the three months ended September 30, 2009 and 2008, respectively, and $493 and $521 for the nine months ended September 30, 2009 and 2008, respectively.

On June 11, 2009, the superior court issued a tentative decision that concluded Republic Properties Corporation is a partner in the Hellyer Avenue Limited Partnership relating to the Mission West Properties, L.P. v. Republic Properties Corporation litigation.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

Because Republic Properties Corporation’s interest in the Hellyer Avenue Limited Partnership was transferred to Berg & Berg Enterprises, Inc. and past distributions from profits were paid to Berg & Berg Enterprises, Inc., the Company accrued approximately $1,021 in interest receivable due from Berg & Berg Enterprises, Inc. The $1,021 interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. On September 17, 2009, the superior court issued a final decision and entry of judgment in favor of Republic Properties Corporation. A motion for new trial is pending. See Note 9 to Condensed Consolidated Financial Statements below for details.

During the first nine months of 2009, debt in the amount of approximately $34,677 was borrowed from the Berg Group and approximately $29,620 was repaid to the Berg Group under short-term notes payable in connection with the fourth quarter 2008, first quarter 2009 and second quarter 2009 dividend distributions. The notes payable interest was calculated at LIBOR plus 1.75%-2.00%. Interest expense incurred in connection with the loans was approximately $40 and $61 for the three and nine months ended September 30, 2009, respectively.

During the first nine months of 2009 and 2008, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $273 and $307 in rental revenue for the three months ended September 30, 2009 and 2008, respectively, and $845 and $921 in rental revenue for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for the three months ended September 30, 2009 and 2008, respectively, and $90 and $84 for the nine months ended September 30, 2009 and 2008, respectively.

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

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation (“RPC”) is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership (“Hellyer LP”), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. (“MWP”) had the right to obtain RPC’s entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised its right under the partnership agreement to cancel RPC’s entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC’s interest in Hellyer LP to Berg & Berg Enterprises, Inc. (“BBE”). Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Company acting through the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006, Maryland’s highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in Maryland. The court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. A trial in the superior court commenced in February 2009. On June 11, 2009, the superior court issued a tentative decision that concluded RPC is a partner in the Hellyer LP and is entitled to distribution of profits of the Hellyer LP in accordance with its percentage interest together with pre-judgment interest on each distribution from the date it was due and payable. On September 17, 2009, the superior court issued a final decision and entry of judgment in favor of RPC in the amount of approximately $6,625, together with pre-judgment interest of 10% through September 3, 2009 in the sum of $2,692, for a total of approximately $9,317. As a result, the Company recorded an additional $469 in interest expense. The Company filed an appeal following the court’s issuance of a final decision and entry of judgment. A motion for new trial is pending. On October 5, 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $13,975, of which approximately $4,658, or 50% of $9,317, was a deposit to appeal the court’s final decision. The additional $4,658 appeal deposit is refundable regardless of the outcome of the appeal process. Pending the outcome of the appeal, the Company has accrued approximately $2,379 in interest payable on the amount of past distributions that would be payable to RPC by Hellyer LP based on the judgment determined at the legal rate of interest of 10%. In addition, the Company has accrued approximately $1,021 in interest receivable due from BBE because past distributions with respect to RPC’s interest in Hellyer LP were paid to BBE, which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interests held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% noncontrolling interest was approximately $1,040 and $604 in the first nine months of 2009 and 2008, respectively. As of September 30, 2009, accumulated cash flow distributions from Hellyer LP totaling approximately $5,986 were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE will be required to return all distributions paid to BBE and RPC's former interest in Hellyer LP to RPC. In anticipation of this contingency, since  October 2003, the Company has recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

The Independent Directors Committee of the Board of Directors will exercise its right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group, if the litigation is ultimately decided in favor of the Company.

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2009.

The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2009.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except per share and per square footage)
(unaudited)

Asset Dispositions Subject to Certain Conditions
The Company has entered into sales agreements with unrelated parties subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of the conditions agreed to by the Company and the respective buyers, these assets do not meet the criteria set forth in the Property, Plant, and Equipment Topic of the FASB ASC 360 to be classified as assets held for sale. The following summarizes the assets for which the Company has an executed sales contract as of September 30, 2009 that is subject to such material conditions:

Property	Number of Buildings	Rentable Square Feet	Acres	Sales Price
McCandless Drive Milpitas, California	8	427,000	23.03	$76,500

10.	Subsequent Events

In October 2009, the Company issued two notes in the aggregate amount of $7,000 to M&M Real Estate. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. The proceeds were used to pay an outstanding short-term note issued to the Berg Group and general corporate purposes.

On October 5, 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $13,975. Of this amount, $9,317 represents the amount owed to RPC and $4,658 represents a deposit to appeal the court’s final decision in the RPC litigation (See Note 9 to Condensed Consolidated Financial Statements above for details).

On October 8, 2009, the Company paid dividends of $0.15 per share of common stock to all common stockholders of record as of September 30, 2009. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. Aggregate dividends and distributions amounted to approximately $15,791.

On October 8, 2009, the Company issued a short-term note for approximately $16,573 to the Berg Group in connection with the second and third quarter 2009 dividend distributions. The note’s interest rate is LIBOR plus 1.75%.

On October 13, 2009, the Company entered into a change in terms agreement with Heritage Bank of Commerce to amend the maturity date of the $17,500 revolving line of credit to September 15, 2011. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The Heritage Bank of Commerce loan is secured by three properties consisting of approximately 219,000 rentable square feet. The revolving line of credit contains certain customary covenants as defined in the loan agreement. The Company paid approximately $23 in loan and legal fees in obtaining the revolving line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

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

Factors that could have a material adverse effect on our operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements include, but are not limited to, the following:

•	the current turmoil in the credit markets could limit the demands for R&D space and affect the overall availability and cost of credit,
•	economic conditions generally and the real estate market specifically,
•	the occupancy rates of the properties,
•	rental rates on new and renewed leases,
•	legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
•	availability of capital,
•	interest rates,
•	competition,
•	supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
•	tenant defaults and bankruptcies,
•	lease term expirations and renewals,
•	changes in general accounting principles, policies and guidelines applicable to REITs, and
•	ability to timely refinance maturing debt obligations and the terms of any such refinancing.

These risks and uncertainties, together with the other risks described under Part I, Item 1A - “Risk Factors” of our 2008 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area.  As of September 30, 2009, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2009, two tenants individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

Current Economic Environment

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy. According to a recent report by NAI BT Commercial Real Estate (the “BT Report”), the vacancy rate for Silicon Valley R&D property was approximately 16.3% in late 2008 and 19.1% at the end of the third quarter of 2009. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2009 amounted to approximately 29.7 million square feet, of which 16.7%, or 5.0 million square feet, was being offered under subleases. According to the BT Report, total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2008 amounted to approximately 33,000 square feet, and in the first nine months of 2009 there was total negative net absorption of approximately 4.6 million square feet. Also according to the BT Report, the average asking market rent per square foot at the end of the third quarter of 2009 was $1.08 compared with $1.26 in late 2008. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Due to the substantial overhang of vacant R&D properties throughout Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2012.

Our occupancy rate at September 30, 2009 was 65.7% compared with 66.7% at September 30, 2008. We believe that our occupancy rate could decline if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, leases with respect to approximately 56,000 rentable square feet are expiring prior to the end of 2009. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. We believe that the average 2009 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

Business Combinations. The provisions of the Business Combinations Topic of the FASB ASC 805 state that the fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values. The determination of the tangible and intangible assets’ useful lives are guided by the provision. The provision requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.

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

Impairment of Long-Lived Assets. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the impairment provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360. We evaluate the recoverability of our investments in real estate assets to be held and used each quarter and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and the our views of market and economic conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates, lease periods, deferred maintenance and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

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

Investment in Unconsolidated Joint Venture. We evaluate all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the VIE provisions of the Consolidation Topic of the FASB ASC 805. We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because we do not exercise significant control over major operating and financial decisions. We account for this  joint venture interest using the equity method of accounting.

Fair Value of Financial Instruments. We adopted the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC 820 for our financial assets and liabilities measured at fair value on a recurring basis. The provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect its own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At September 30, 2009, we had approximately $11.1 million of financial assets classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

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

Stock-Based Compensation. The Compensation-Stock Compensation Topic of the FASB ASC 718 requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. Compensation cost under the Compensation-Stock Compensation Topic of the FASB ASC 718 may differ due to different assumptions and treatment of forfeitures.

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

The real estate sales provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360 establish accounting standards for recognizing profit or loss on sales of real estate. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

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

We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met:

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

Results of Operations

Comparison of the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008

As of September 30, 2009 and 2008, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet. Included in the 8.0 million rentable square feet are approximately 854,000 rentable square feet (or 16 buildings) that we are seeking to have rezoned for residential development.

Comparison of rental revenue from real estate for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$20,114	$19,928	$186	0.9%
2008 Acquisitions	328	328	-	-
Total	$20,442	$20,256	$186	0.9%

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$60,538	$57,847	$2,691	4.7%
2008 Acquisitions	983	765	218	28.5%
Total	$61,521	$58,612	$2,909	5.0%

(1)	“Same Property” is defined as properties owned by us prior to 2008 that we still owned as of September 30, 2009.

Rental Revenue from Real Estate Operations
For the quarter ended September 30, 2009, rental revenue from real estate increased by approximately $0.2 million, or 0.9%, from $20.2 million for the three months ended September 30, 2008 to $20.4 million for the three months ended September 30, 2009. For the nine months ended September 30, 2009, rental revenue from real estate increased by approximately $2.9 million, or 5.0%, from $58.6 million for the nine months ended September 30, 2008 to $61.5 million for the nine months ended September 30, 2009. In both periods, the increase in rental revenue resulted primarily from new leases since September 30, 2008. Our occupancy rate at September 30, 2009 was approximately 65.7%, compared with 66.7% at September 30, 2008.

Lease Termination Income
We had no lease termination fee income in the third quarter of 2009 and 2008. Lease termination fee income for the nine months ended September 30, 2008 of approximately $1.9 million was paid by a tenant who terminated its lease obligations before the end of the lease term. We do not consider that transaction to be a recurring item.

Other Income
Other income of approximately $0.28 million for the three months ended September 30, 2009 included approximately $0.25 million from management fees and $0.03 million from miscellaneous income. Other income of approximately $0.29 million for the three months ended September 30, 2008 included approximately $0.25 million from management fees and $0.04 million from miscellaneous income. For the nine months ended September 30, 2009, other income of approximately $0.91 million included approximately $0.74 million from management fees, $0.06 million from an insurance claim and $0.11 million from miscellaneous income. For the nine months ended September 30, 2008, other income of approximately $0.77 million included approximately $0.71 million from management fees and $0.06 million from miscellaneous income.

Expenses from Operations
Property operating expenses and real estate taxes during the third quarter of 2009 increased by approximately $0.9 million, or 16.2%, from $5.8 million to $6.8 million for the three months ended September 30, 2008 and 2009, respectively. Expenses for repairs and maintenance increased in the latest quarter, while the third quarter of 2008 benefited from higher real estate tax refunds. Tenant reimbursements decreased by approximately ($0.04) million, or (0.01%), from $4.61 million for the three months ended September 30, 2008 to $4.57 million for the three months ended September 30, 2009. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. For the nine months ended September 30, 2009, property operating expenses and real estate taxes increased by approximately $3.8 million, or 23.2%, from $16.2 million for the nine months ended September 30, 2008 to $20.0 million for the nine months ended September 30, 2009. Tenant reimbursements increased by approximately $1.8 million, or 15.0%, from $11.9 million for the nine months ended September 30, 2008 to $13.7 million for the nine months ended September 30, 2009. The increase in tenant reimbursements for the nine month period was due to higher operating costs in 2009.

General and administrative expenses decreased by approximately ($0.02) million, or (2.6%), from $0.61 million to $0.59 million for the three months ended September 30, 2008 and 2009, respectively. For the nine months ended September 30, 2008 and 2009, general and administrative expenses decreased by approximately ($0.21) million, or (10.7%), from $1.95 million to $1.74 million, respectively. In the comparable periods of 2008 we incurred higher legal fees and stock compensation expense in 2008 than in 2009.

Real estate depreciation and amortization expense increased by approximately $0.2 million, or 2.8%, from $5.7 million to $5.9 million for the three months ended September 30, 2008 and 2009, respectively. The increase resulted from additional tenant improvements since September 30, 2008. Real estate depreciation and amortization expense increased by approximately $1.1 million, or 6.7%, from $17.1 million to $18.2 million for the nine months ended September 30, 2008 and 2009, respectively.

Equity in Earnings from Unconsolidated Joint Venture
As of September 30, 2009, we held investments in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest in January 2003 from the Berg Group under the Berg Land Holdings Option Agreement. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2009, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.07 million compared with equity in earnings of $0.13 million for the same period in 2008. The decrease was attributable to the sale of two R&D properties subsequent to September 30, 2008. For the nine-month periods ended September 30, 2009 and 2008, equity in earnings from the unconsolidated joint venture was approximately $0.24 million and $0.92 million, respectively. The occupancy rate for the properties owned by this joint venture at September 30, 2009 and 2008 was 100%.

Interest and Dividend Income
Interest and dividend income decreased by approximately ($0.1) million, or (51.8%), from $0.19 million to $0.09 million for the three months ended September 30, 2008 and 2009, respectively. The decrease was primarily due to lower cash reserve on hand in 2009. Interest and dividend income increased by approximately $0.19 million, or 20.0%, from $0.97 million to $1.16 million for the nine months ended September 30, 2008 and 2009, respectively.

Interest Expense
Interest expense increased by approximately $0.2 million, or 3.1%, from $5.0 million for the three months ended September 30, 2008 to $5.2 million for the three months ended September 30, 2009 due to the accrual of approximately $0.5 million related to the Hellyer Avenue Limited Partnership litigation (see Note 9 to Condensed Consolidated Financial Statements in Item 1 above for an explanation of this accrual). Interest expense (related parties) decreased by approximately ($0.1) million, or (34.6%), from $0.3 million for the three months ended September 30, 2008 to $0.2 million for the three months ended September 30, 2009 due to higher related party debt incurred in the quarter ended September 30, 2008. Interest expense increased by approximately $2.2 million, or 14.5%, from $14.9 million for the nine months ended September 30, 2008 to $17.1 million for the nine months ended September 30, 2009 due to the accrual of approximately $2.4 million related to the Hellyer Avenue Limited Partnership litigation. Interest expense (related parties) decreased by approximately ($0.5) million, or (46.0%), from $1.0 million for the nine months ended September 30, 2008 to $0.5 million for the nine months ended September 30, 2009. Total debt outstanding, including debt due related parties, decreased by approximately ($18.9) million, or (5.3%), from $357.8 million as of September 30, 2008 to $338.9 million as of September 30, 2009 because of principal repayments.

Net Income Attributable to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income attributable to common stockholders increased by approximately $1.1 million, or 69.2%, from $1.6 million for the three months ended September 30, 2008 to $2.7 million for the same period in 2009. Net income attributable to noncontrolling interests increased by approximately $2.2 million, or 34.5%, from $6.3 million for the three months ended September 30, 2008 to $8.5 million for the three months ended September 30, 2009. For the nine months ended September 30, 2009 and 2008, net income attributable to common stockholders was approximately $6.0 million and $4.9 million, respectively, and net income attributable to noncontrolling interests was approximately $18.1 million and $19.0 million, respectively.

The amount of net income attributable to noncontrolling interests in net income has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 79% and 81% as of September 30, 2009 and 2008, respectively.

Changes in Financial Condition

Total stockholders’ equity, net, increased by approximately $10.5 million from December 31, 2008. We obtained additional capital from the issuance of 2,022,000 shares of our common stock for the exchange of O.P. units, which increased additional paid-in capital by approximately $15.1 million. Stockholders’ equity was reduced during the most recent quarter by distributions in excess of accumulated earnings of approximately $4.9 million.

Liquidity and Capital Resources

We expect an increase in operating cash flows from our operating property portfolio in 2009 compared with 2008 primarily from new leases and the release of restricted cash owned by our VIE, M&M Real Estate Control & Restructuring (“M&M Real Estate”). If we are unable to lease a significant portion of the approximately 56,000 rentable square feet scheduled to expire during the remainder of 2009 and approximately 342,000 rentable square feet scheduled to expire in 2010 or an equivalent amount of our currently available space of approximately 2.8 million rentable square feet, however, our operating cash flows after 2009 may be affected adversely. With the expectation of higher rental revenues for the remainder of 2009, we expect our properties’ operating income to show a year-over-year increase compared with 2008 driven by new leases. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash flows from lease terminations are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties.

Our principal sources of liquidity for distributions to stockholders and O.P. unit holders, debt service, leasing commissions, recurring capital expenditures and deposit for appeal of the judgment in the Hellyer Avenue Limited Partnership litigation discussed in Note 9 to Condensed Consolidated Financial Statements in Item 1, above, are to come from cash provided by operations, as well as borrowings under our line of credit with the Heritage Bank of Commerce (“HBC”), borrowings from M&M Real Estate through restricted cash and short-term loans from the Berg Group. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements for the remainder of 2009. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness, and potentially the issuance of additional equity securities.

In 2009, the sources of fund for distributions to stockholders and O.P. unit holders were provided by cash from operations, borrowings under our credit facility, borrowings from M&M Real Estate through restricted cash and short-term loans from the Berg Group.

As of September 30, 2009, restricted cash totaled approximately $7.6 million and restricted investment in marketable securities totaled approximately $11.1 million. Of the $7.6 million, $0.5 million represents a deposit made by management for a property purchase offer. The remaining cash balance represents cash and investment held by M&M Real Estate. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements and any other additional agreements with the VIE. We include this in our restricted cash and investment in accordance with the Consolidation Topic of the FASB ASC 805.

In 2009, we issued a note in the amount of $15 million to M&M Real Estate for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. The proceeds were used to pay outstanding short-term notes issued to the Berg Group and for general corporate purposes. This cash is due to Mission West Properties in any event between now and December 2011 under the terms of the lease termination and assumption agreements with M&M Real Estate. See Note 3 to Condensed Consolidated Financial Statements in Item 1 above for an explanation of the scheduled rent payments from M&M Real Estate.

Distributions
On October 8, 2009, we paid dividends of $0.15 per share of common stock to all common stockholders of record as of September 30, 2009. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all holders of O.P. units, with the exception of the Berg Group. The aggregate dividends and distributions amounted to approximately $15.8 million. On October 8, 2009, we issued a short-term note for approximately $16.6 million to the Berg Group in connection with the second and third quarter 2009 dividend distributions. This note had an interest rate of LIBOR plus 1.75% and is due December 31, 2009.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
On October 13, 2009, we entered into a change in terms agreement with HBC to amend the maturity date of the $17.5 million revolving line of credit to September 15, 2011. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The HBC loan is secured by three properties consisting of approximately 219,000 rentable square feet. The revolving line of credit contains certain customary covenants as defined in the loan agreement. We paid approximately $23,000 in loan and legal fees in obtaining the revolving line of credit.

In the first nine months of 2009, we issued short-term notes for approximately $34.7 million to the Berg Group in connection with the fourth quarter 2008, first quarter 2009 and second quarter 2009 dividend distributions. The notes’ interest rates were LIBOR plus 1.75-2.00%. Of the total amount owed, we have repaid approximately $29.6 million to the Berg Group.

At September 30, 2009, we had total indebtedness of approximately $338.9 million, including $321.9 million of fixed rate mortgage debt, $3.6 million under the HBC line of credit, $5.0 million under the Berg Group note payable (related parties) and $8.4 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2009, we were in compliance with these loan covenants.

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, unsecured notes, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at September 30, 2009 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in thousands)
Principal payments (1)	$8,274	$13,328	$17,682	$14,935	$81,269	$203,438	$338,926
Interest payments-fixed rate debt (2)	4,722	18,433	17,652	16,825	12,820	62,288	132,740
Interest payments-variable rate debt (3)	58	143	107	-	-	-	308
Operating lease obligations (4)	30	30	-	-	-	-	60
Total	$13,084	$31,934	$35,441	$31,760	$94,089	$265,726	$472,034

(1)	As of September 30, 2009, 97.5% of our debt was contractually fixed and 2.5% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)
The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on 4.00% and LIBOR plus 1.75% at September 30, 2009, the scheduled interest payment dates and maturity dates.

(4)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table and notes set forth information regarding debt outstanding as of September 30, 2009:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	Not Applicable	$3,573	Oct 2009	(1)

Note Payable (related parties):	Not Applicable	5,057	Dec 2009	(1)

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	8,389	Jun 2013	7.65%

Mortgage Notes Payable (2) :
Hartford Life Insurance Company Hartford Life and Accident Insurance Company Hartford Life and Annuity Insurance Company (collectively known as the “Hartford Loan”) (3)
5981 Optical Court, San Jose, CA
5500 Hellyer Avenue, San Jose, CA
5550 Hellyer Avenue, San Jose, CA
4050 Starboard Drive, Fremont, CA
45738 Northport Loop, Fremont, CA
233 South Hillview Drive, Milpitas, CA
10300 Bubb Road, Cupertino, CA
1230 E. Arques, Sunnyvale, CA
1250-1280 E. Arques, Sunnyvale, CA
1212 Bordeaux Lane, Sunnyvale, CA
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		112,259	Oct 2018	6.21%

Northwestern Mutual Life Insurance Company (4)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	78,434	Feb 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (5)	5900 Optical Court, San Jose, CA	22,366	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (5)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	108,848	Aug 2025	5.22%
		321,907

TOTAL		$338,926

(1)
Loan carries a variable interest rate equal to LIBOR plus 1.75%. The interest rate at September 30, 2009 was 2.02%. The Heritage Bank of Commerce line of credit contains certain financial loan and reporting covenants as defined in the loan agreements, including minimum tangible net worth and debt service coverage ratio. As of September 30, 2009, we were in compliance with these loan covenants. The Heritage Bank of Commerce line of credit matured on September 15, 2009 and subsequently extended to October 15, 2009. On October 13, 2009, we entered into a change in terms agreement and extended the maturity date to September 15, 2011.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2025. The weighted average interest rate of mortgage notes payable was 5.74% at September 30, 2009.

(3)
The Hartford loan is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan contains certain customary covenants as defined in the loan agreement. As of September 30, 2009, we were in compliance with these loan covenants.

(4)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of September 30, 2009, we were in compliance with these loan covenants.

(5)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2009, we were in compliance with these loan covenants.

At September 30, 2009, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $6.73 per share on September 30, 2009) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 32.3%. On September 30, 2009, the last trading day in the quarter, total market capitalization was approximately $1.05 billion.

At September 30, 2009, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.2 million. The due date of these notes has been extended to September 30, 2010. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the nine months ended September 30, 2009 with the nine months ended September 30, 2008

Net cash provided by operating activities for the nine months ended September 30, 2009 was approximately $55.1 million compared with $50.4 million for the same period in 2008. Cash flow increases came primarily from payment by M&M Real Estate of prepaid rent for 2009 per lease agreement as discussed under Note 3 to Condensed Consolidated Financial Statements in Item 1 above.

Net cash provided by (used in) investing activities was approximately $3.0 million and ($26.2) million for the nine months ended September 30, 2009 and 2008, respectively. Cash provided by investing activities during the nine months ended September 30, 2009 related principally to the reimbursement of funds invested in marketable securities from M&M Real Estate through restricted cash. Net cash used in investing activities during the nine months ended September 30, 2008 related principally to the acquisition of one R&D property at 5981 Optical Court in San Jose, California and one R&D property at 2904 Orchard Parkway in San Jose, California for approximately $35.8 million. The acquisition at 2904 Orchard Parkway was completed as a tax-deferred exchange transaction involving our former R&D property at 1170 Morse Avenue in Sunnyvale, California. Excess restricted cash of approximately $7.7 million from that exchange transaction was transferred to our general cash account. Capital expenditures for real estate improvements were approximately $6.2 million.

Net cash used in financing activities was approximately $57.5 million for the nine months ended September, 2009 compared with approximately $47.9 million for the nine months ended September 30, 2008. During the first nine months of 2009, we financed approximately $29.6 million in short-term debt from the Berg Group, received $15 million from a loan with M&M Real Estate, paid approximately $48.5 million towards outstanding debt, paid approximately $42.1 million of distributions to noncontrolling interests and paid approximately $11.5 million of dividends to common stockholders. During the same period in 2008, we financed approximately $22.4 million in short-term debt, received approximately $11.9 million from our line of credit, received approximately $0.7 million from stock option exercises, paid approximately $31.1 million towards outstanding debt, paid approximately $40.8 million of distributions to noncontrolling interests and paid approximately $11.0 million of dividends to common stockholders.

Funds From Operations (“FFO”)

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by NAREIT, FFO represents net income (loss), computed in accordance with GAAP, plus non-recurring events other than “extraordinary items” under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared with other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should neither be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

FFO for the three and nine months ended September 30, 2009 and 2008, as reconciled to net income, are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net income	$11,242	$7,939	$24,065	$23,897
Add:
Depreciation and amortization of real estate (1)	6,445	6,393	19,975	18,881
Less:
Noncontrolling interests in joint ventures	(83)	(133)	(177)	(307)
FFO	$17,604	$14,199	$43,863	$42,471

(1)
Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 and $189 for the three months ended September 30, 2009 and 2008, respectively, and $179 and $568 for the nine months ended September 30, 2009 and 2008, respectively. Also includes our amortization of leasing commissions of approximately $464 and $444 for the three months ended September 30, 2009 and 2008, respectively, and $1596 and $1,249 for the nine months ended September 30, 2009 and 2008, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations.  We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2009. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2009 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2009 will be paid upon maturity.

	Three Months Remaining	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$3,218	$13,328	$14,109	$14,935	$81,269	$203,438	$330,297	$471,797
Weighted average interest rate	5.74%	5.74%	5.74%	5.74%	5.74%	5.74%

Variable Rate Debt:
Unsecured debt	$5,056	-	$3,573	-	-	-	$8,629	$8,629
Weighted average interest rate	2.02%		2.02%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at September 30, 2009. The only variable debt that we had as of September 30, 2009 was approximately $3.6 million owed to the Heritage Bank of Commerce and $5.0 million owed to the Berg Group. This represented approximately 2.5% of the total $338.9 million of outstanding debt as of September 30, 2009. All of our debt is denominated in United States dollars.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes “forward-looking statements,” as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of September 30, 2009, a 1% increase or decrease in interest rates on our approximately $8.6 million of floating rate debt would decrease or increase, respectively, earnings and cash flows for the nine-month period then ended by approximately $65,000, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1.  Legal Proceedings

The discussion of legal proceedings is incorporated herein by reference from Part I “Item 1. – Notes to Condensed Consolidated Financial Statements – Note 9 – Commitments and Contingencies.”

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

ITEM 6.  Exhibits

10.29	Berg Group Promissory Note, dated October 8, 2009
10.56.3	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated August 20, 2009
10.56.4	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated October 13, 2009
10.60	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 2, 2009
10.61	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 23, 2009
31.1	Section 1350 Certificate of CEO
31.2	Section 1350 Certificate of President & COO
31.3	Section 1350 Certificate of Principal Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mission West Properties, Inc.
(Registrant)

Date: November 6, 2009	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: November 6, 2009	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)