Form 10-K
period 2009-12-31
MISSION WEST PROPERTIES INC
filed 2010-03-16
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

Commission File No. 1-8383

MISSION WEST PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-2635431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10050 Bandley Drive, Cupertino, CA	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (408) 725-0700
_______________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.          Large accelerated filer  [   ]          Accelerated filer  [X]          Non-accelerated filer  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of June 30, 2009, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $132,479,536 based on the closing price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2010
Common Stock, $.001 par value per share	21,877,211 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Registrant’s 2010 Annual Meeting of Stockholders to be held May 20, 2010 are incorporated by reference into Part III of this Form 10-K.  The Registrant intends to file its proxy statement within 120 days after its fiscal year end.

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include our discussion of “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A below.Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements of the Company include, but are not limited to, changes in: the credit markets and the overall availability and cost of credit, economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of Real Estate Investment Trusts (“REITs”)), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements (see Item 1A, “Risk Factors”).

i

MISSION WEST PROPERTIES, INC.
2009 FORM 10-K ANNUAL REPORT

ii

PART I

Item 1.   Business

Organization and General Business Description

Mission West Properties, Inc. (the “Company”) acquires, markets, leases, and manages research and development (“R&D”) properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2009, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are two tenants who individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple Computer, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust (“REIT”) since fiscal 1999.

Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, certain members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests, including Berg & Berg Developers, Berg & Berg Enterprises, Inc. and Berg & Berg Enterprises, LLC (the “Berg Group”). We acquired these properties as of July 1, 1998 by becoming the general partner of each of the four operating partnerships in an UPREIT transaction. At that time, we also acquired ten properties comprising approximately 560,000 rentable square feet from entities controlled by third parties in which the Berg Group members were significant owners.

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

Our executive offices are located at 10050 Bandley Drive, Cupertino, California 95014, and our telephone number is (408) 725-0700. Our website is located at http://www.missionwest.com. You can access on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). A copy of these filings is available to all interested parties upon written request to “Investor Relations” at our corporate offices.

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

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

•	control the operating partnerships;
•
until December 31, 2010, acquire, subject to approval of the Independent Directors Committee of the Board of Directors, on pre-negotiated terms, all future R&D properties developed by the Berg Group on land currently owned or acquired in the future; and

•	acquire R&D, office and industrial properties identified by the Berg Group in California, Oregon and Washington, subject to approval of the Independent Directors Committee of the Board of Directors.

Under these agreements, our charter and our bylaws, the Berg Group has the right to:

•	designate two of five nominees for director to be elected by our stockholders, subject to the Berg Group’s maintenance of certain ownership interests;
•	participate in our securities offerings;
•	exchange their operating partnership interests (“O.P. Units”) for shares of our common stock;
•	vote on major transactions, subject to maintenance of certain ownership thresholds; and
•	prevent us from selling properties when the sale will have adverse tax consequences to the Berg Group members.

To comply with REIT requirements that restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less, our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. Currently, the Berg Group members collectively own approximately 9.1% of the outstanding shares of our common stock.

Carl E. Berg, the Company’s Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for almost 40 years.  In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley.  Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the board of directors of numerous electronics and energy technology companies.  These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies.  We believe that Mr. Berg’s substantial knowledge of and contacts in various technology industries provide a significant benefit to the Company.

Acquiring Properties Developed by the Berg Group

We entered into the Berg Land Holdings Option Agreement in December 1998 under which we have an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that has not been improved with completed buildings and which is zoned, intended or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. Currently, the Berg Land Holdings Option Agreement gives us the right to acquire future R&D property developments by the Berg Group on up to 84 additional acres of land currently controlled by the Berg Group, which could support approximately 1.4 million square feet of new development. In light of the continued overcapacity in the Silicon Valley R&D properties marketat this time we do not anticipate acquiring any additional newly constructed R&D properties from the Berg Group under the Berg Land Holding Option Agreement prior to its expiration at the end of 2010.

As of December 31, 2009, we had acquired 23 leased R&D properties totaling approximately 2,243,000 rentable square feet under the Berg Land Holdings Option Agreement at a cost of approximately $237.8 million, for which we have issued 8,482,085 O.P. Units and assumed debt of approximately $141.4 million. The principal terms of the agreement include the following:

•
So long as the Berg Group members and their affiliates own or have the right to acquire shares representing at least 65% of our common stock on a Fully Diluted basis, or until December 31, 2010, whichever occurs first, we have the option to acquire any building developed by any member of the Berg Group on the land subject to the Berg Land Holdings Option Agreement at such time as the building has been leased. Upon our exercise of the option, the option price will equal the sum of the following or a lesser amount as approved by the Independent Directors Committee:

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
5.	10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 and the seller’s acquisition date, to the close of escrow; minus
6.	the aggregate principal amount of all debt encumbering the acquired property.

•
The acquisition cost, net of any debt, will be payable in cash, or O.P. Units valued at the average closing price of our common stock over the 30-trading-day period preceding the acquisition or, in cash, at the option of the Berg Group.

•	We also must assume all property tax assessments.
•	If we elect not to exercise the option with respect to any property, the Berg Group may hold and lease the property for its own account, or may sell it to a third party.
•
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

Recent Rental Market Developments and Their Impact on Our Business

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County.  In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy.  According to a recent report by Cassidy Turley BT Commercial Real Estate (the “CTBT Report”), vacancy rates for Silicon Valley R&D property increased from approximately 16.1% in late 2008 to 19.3% at the end of 2009. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2009 amounted to approximately 30.2 million rentable square feet, of which 16.3%, or approximately 4.9 million rentable square feet, was sublease space. According to the CTBT Report, in 2008 total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) amounted to approximately 33 thousand rentable square feet, and in 2009 there was total negative net absorption of approximately 5.2 million rentable square feet as local economic conditions deteriorated due to a weakened economy, dysfunctional financial markets, depressed housing, a falling stock market and rising unemployment rates. According to the CTBT Report, the average asking market rent per square foot was $1.03 and $1.26 at year-end 2009 and 2008, respectively, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Moreover, the impact of vacancies has not been uniform throughout the area. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.
In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. The time to complete the marketing and lease up of vacant space has increased from an average of several months to as much as an average of 18 to 40 months as a result of the over-supply of R&D properties in the market.

Despite our strategic focus on single tenant properties and leases, in order to meet market conditions we have been, and expect to continue, leasing less than the entire premises of some of our R&D properties to a single tenant from time to time. Leasing our R&D properties, which generally have been built for single tenant occupancy, to multiple tenants tends to increase our leasing costs and operating expenses and reduce the profitability of our leasing activities. Although we scrutinize each prospective tenant’s creditworthiness and continually evaluate the financial capacity of both our prospective and existing tenants, a downturn in tenants’ businesses may weaken their financial condition and could result in defaults under their lease obligations.

We believe that the average 2010 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents. Excluding month-to-month leases comprised of approximately 53,000 rentable square feet, leases representing approximately 217,000 rentable square feet, or 2.6% of our 2010 cash rent, are scheduled to expire during 2010. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be affected adversely.

Business Strategy

Our acquisition, growth and operating strategy incorporates the following elements:

•	capitalizing on opportunistic acquisitions from third parties of high-quality R&D properties that provide attractive initial yields and significant potential for growth in cash-flow;
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

Opportunistic Acquisitions

In addition to our potential acquisition opportunities under the Berg Land Holdings Option Agreement, we believe our acquisitions experience, established network of real estate and information technology professionals, and overall financial condition will continue to provide opportunities for external growth. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value. Notwithstanding the forthcoming expiration of the Berg Land Holdings Option Agreement and the present lack of new R&D development opportunities in Silicon Valley, the management and growth of our business remains Carl E. Berg’s primary real estate focus. Moreover, under the Acquisition Agreement, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. The Independent Directors Committee decides whether we will pursue each opportunity presented to us by Mr. Berg. This restriction will expire only when there is no Berg Group nominee on our board of directors and the Berg Group’s fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units (“Fully Diluted”), falls below 25%.

We believe that our use of the operating partnership structure allows us to offer prospective sellers the opportunity to contribute properties on a tax-deferred basis in exchange for O.P. Units. Although we have not consummated any transactions on this basis since our July 1, 1998 acquisition of the Berg Group properties, this capacity to complete tax-deferred transactions with sellers of real property further enhances our ability to acquire additional properties.

Focus on Single Tenant Silicon Valley R&D Properties

We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has historically contributed to the relatively low turnover and higher occupancy rates on our properties.  We believe that the relatively small number of tenants (71 total) leasing our properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants’ needs without extensive in-house staff or the assistance of a third-party property management organization.  In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners.  This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

Operations

We operate as a self-administered, self-advised and self-managed REIT with our own employees. As the sole general partner of the operating partnerships, we control the business and assets of the operating partnerships and have full and complete authority, discretion and responsibility with respect to the operating partnerships’ operations and transactions, including, without limitation, acquiring additional properties, borrowing funds, raising new capital, leasing buildings and selecting and supervising all agents of the operating partnerships.

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

We generally market our properties and negotiate leases ourselves. We make the availability of our properties known to the brokerage community to garner their assistance in locating prospective tenants, however.  As a result, we expect to retain our policy of paying fixed commissions to tenants’ brokers.

We believe that our business practices provide us with competitive advantages, including –

•
External Development Affiliate. Although the Berg Land Holdings Option Agreement expires on December 31, 2010, we anticipate that our relationship with the Berg Group will continue to help us achieve our objectives of long-term sustainable growth as well as maximization of long-term stockholder value. We will still have access to one of the most experienced development teams in the Silicon Valley without the expense of maintaining development personnel. In addition, with the Berg Group’s extensive experience and strong relationship in the Silicon Valley real estate industry, we believe we are well-positioned to take advantage of attractive acquisition and development opportunities. The relationship with the Berg Group helps us maintain and develop long-term relationships with a diverse tenant base and manage operating expenses, capital improvements and tenant improvements through the efficient use of our internal management and leasing function.

•
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

•
Sound Property Management Practices.  For each property, the management team, along with the Berg Group staff, develops a specific marketing and property management program.  We select vendors and subcontractors on a competitive bid basis from a select group of highly qualified firms with whom we maintain ongoing relationships and carefully supervise their work.

Operating Partnership Agreements

Management

The operating partnerships consist of four separate limited partnerships engaged in the combined operation and ownership of all our properties. The operating partnership agreements are identical in all material respects for all four of the limited partnerships. Pursuant to the operating partnership agreements, we act as the sole general partner of the operating partnerships, in which capacity we have exclusive control of the business and assets of the operating partnerships and generally have full and complete authority, discretion and responsibility with respect to the operating partnerships’ operations and transactions, including, without limitation, acquisitions of additional properties, borrowing funds, raising new capital, leasing buildings, as well as selecting and supervising all employees and agents of the operating partnerships. Through our authority to manage our business and affairs, our Board of Directors directs the business of the operating partnerships.

Notwithstanding our effective control of the operating partnerships, the Berg Group holds a substantial majority of the outstanding O.P. Units and the consent of the limited partners holding a majority of the outstanding O.P. Units is required with respect to certain extraordinary actions involving the operating partnerships, including:

•	the amendment, modification or termination of the operating partnership agreements;
•	a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee for any of the assets of the operating partnerships;
•	the institution of any proceeding for bankruptcy of the operating partnerships;
•	the transfer of any general partner interests in the operating partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of our corporation;
•	the admission of any additional or substitute general partner in the operating partnerships; and
•	a change of control of the operating partnerships.

In addition, until the ownership interest of the Berg Group and its affiliates is less than 15% of the common stock on a Fully Diluted basis, the consent of the limited partners holding a majority of the outstanding O.P. Units is also required with respect to:

•	the liquidation of the operating partnerships;
•
the sale or other transfer of all or substantially all of the assets of the operating partnerships and certain mergers and business combinations resulting in the complete disposition of all O.P. Units; and

•	the issuance of limited partnership interests having seniority as to distributions, assets and voting over the O.P. Units.

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

 Exchange Rights, Put Rights and Registration Rights

Under the Exchange Rights Agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The Exchange Rights Agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to Item 1A, “Risk Factors – Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall.” This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million. Through December 31, 2009 no limited partner ever has exercised this put right.

The number of shares of our common stock issuable in exchange for the total number of O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to the Pending Projects Acquisition Agreement were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to Item 1A, “Risk Factors – Shares eligible for future sale could affect the market price of our stock.” The Exchange Rights Agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters’ unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement, subject to limitations and restrictions contained in the Exchange Rights Agreement.  In April 2006, we registered up to 86,088,095 shares of common stock issuable on exchange of O.P. Units for resale pursuant to the prospectus included in a registration statement on Form S-3 that the SEC declared effective on April 28, 2006. We intend to maintain the effectiveness of this registration statement in order to facilitate re-sales of shares of common stock acquired by O.P. Unit holders from time to time without volume limitations or other resale restrictions under SEC Rule 144.

Other Matters

The operating partnership agreements require that the operating partnerships be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT and to avoid any federal income or excise tax liability.

The operating partnership agreements provide that the combined net operating cash flow from all the operating partnerships, as well as net sales and refinancing proceeds, will be distributed from time to time as determined by our Board of Directors, but not less frequently than quarterly, pro rata in accordance with the partners’ percentage interests in the operating partnerships, taken as a whole. This provision is intended to cause the periodic distributions per O.P. Unit and per share of our common stock to be equal. As a consequence of this provision, the capital interest of a partner in each of the operating partnerships, including our capital interests, might at times differ significantly from the partner’s percentage interest in the net income and cash flow of that operating partnership. We do not believe that such differences would have a material impact on our business, financial condition or funds available for distributions, however.

Pursuant to the operating partnership agreements, the operating partnerships will also assume and pay when due, or reimburse us for payment of, certain costs and expenses relating to our continuity of existence and operations.

The operating partnership agreements provide that, upon the exercise of an outstanding option under the 2004 Equity Incentive Plan, we may purchase additional general partner interests in the operating partnerships by contributing the exercise proceeds to the operating partnerships. Our increased interest will be equal to the percentage of outstanding shares of common stock and O.P. Units on an as-converted basis represented by the shares acquired upon exercise of the option.

Term

The operating partnerships will continue in full force and effect until December 31, 2048 or until sooner dissolved pursuant to the terms of the operating partnership agreements.

Employees

As of February 28, 2010, we employed six people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

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

In the Silicon Valley, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2009. For the year ended December 31, 2009, continued concerns about the systemic impact of inflation, the availability and cost of credit and a declining real estate market have contributed to increased market volatility and diminished expectations for the Silicon Valley economy. These conditions, combined with declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.

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

We may be unable to renew leases or re-lease available space.

As of December 31, 2009, we had R&D space available for lease representing approximately 34.5% of the total rentable square footage of our properties. In addition, leases representing approximately 217,000 rentable square feet are scheduled to expire in 2010. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. Declining rents in a number of our submarkets where our properties reside will affect our business adversely. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases or vacancy rate increase, our financial condition, results of operations, cash flows, the quoted trading price of our security, and our ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

We may not be able to obtain additional capital to further our business objectives.

Our ability to acquire properties depends upon our ability to obtain capital.  We expect the lack of capital to cause a decrease in the level of new investment activity. An inability to obtain debt financing on acceptable terms could delay or prevent us from acquiring desirable investments.

We are dependent on Carl E. Berg, and if we lose his services our business may be harmed and our stock price could fall.

We are substantially dependent upon the leadership of Carl E. Berg, our Chairman and Chief Executive Officer. Losing Mr. Berg’s knowledge and abilities could have a material adverse effect on our business and the value of our common stock. Mr. Berg manages our day-to-day operations and devotes a significant portion of his time to our affairs, but he has a number of other business interests as well. These other activities reduce Mr. Berg’s attention to our business.

Mr. Berg and his affiliates effectively control our corporation and the operating partnerships and may act in ways that are disadvantageous to other stockholders.

Special Board Voting Provisions
Our governing corporate documents, which are our articles of amendment and restatement, or charter, and our bylaws, provide substantial control rights for the Berg Group. The Berg Group’s control of our corporation means that the value and returns from an investment in our common stock are subject to the Berg Group’s exercise of its rights. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to our charter and bylaws and any merger, consolidation or sale of all or substantially all of our assets. In addition, our bylaws provide that a quorum necessary to hold a valid meeting of the Board of Directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock on a Fully Diluted basis. Also, directors representing more than 75% of the entire Board of Directors must approve other significant transactions, such as incurring debt above certain amounts and conducting business other than through the operating partnerships. Without the approval of Mr. Berg or his designee, the Board of Directors’ approval that we may need for actions that might result in a sale of your stock at a premium or raising additional capital when needed could be difficult or impossible to obtain.

Board of Directors Representation
The Berg Group members have the right to designate two of the director nominees submitted by our Board of Directors to stockholders for election, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of our outstanding shares of common stock calculated on a Fully Diluted basis. If the Fully Diluted ownership of the Berg Group members and their affiliates, other than us and the operating partnerships, is less than 15% but is at least 10% of the common stock, the Berg Group members have the right to designate one of the director nominees submitted by our Board of Directors to stockholders for election. Its right to designate director nominees affords the Berg Group substantial control and influence over the management and direction of our corporation. The Berg Group’s interests could conflict with the interests of our stockholders and could adversely affect the price of our common stock.

Substantial Ownership Interest
The Berg Group currently owns common stock and O.P. Units representing approximately 74.0% of the equity interests in the operating partnerships and approximately 73.8% of our equity interests on a Fully Diluted basis as of December 31, 2009. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group’s ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

Limited Partner Approval Rights
Mr. Berg and other limited partners, including other members of the Berg Group, may restrict our operations and activities through rights provided under the terms of the amended and restated agreement of limited partnership which governs each of the operating partnerships and our legal relationship to each operating partnership as its general partner. Matters requiring approval of the holders of a majority of the O.P. Units, which necessarily would include the Berg Group, include the following:

•	the amendment, modification or termination of any of the operating partnership agreements;
•	the transfer of any general partner interest in the operating partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of our corporation;
•	the admission of any additional or substitute general partners in the operating partnerships;
•	any other change of control of the operating partnerships;
•	a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee for any of the assets of the operating partnerships; and
•	the institution of any bankruptcy proceeding for any operating partnership.

In addition, as long as the Berg Group members and their affiliates, other than us and the operating partnerships, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a Fully Diluted basis, the consent of the limited partners holding the right to vote a majority of the total number of O.P. Units outstanding is also required with respect to:

•
the sale or other transfer of all or substantially all of the assets of the operating partnerships and certain mergers and business combinations resulting in the complete disposition of all O.P. Units;

•	the issuance of limited partnership interests senior to the O.P. Units as to distributions, assets and voting; and
•	the liquidation of the operating partnerships.

The liquidity of an investment in our common stock, including our ability to respond to acquisition offers, will be subject to the exercise of these rights.

Our contractual business relationships with the Berg Group present additional conflicts of interest, which may result in the realization of economic benefits or the deferral of tax liabilities by the Berg Group without equivalent benefits to our stockholders.

Our contracts with the Berg Group provide it with interests that could conflict with those of our other stockholders, including the following:

•	our headquarters are leased from an entity owned by the Berg Group, to whom we pay rent of $10,000 per month;
•	the Berg Group is permitted to conduct real estate and business activities other than our business;
•
if we decline an opportunity that has been offered to us under the terms of the Berg Land Holdings Option Agreement and the Acquisition Agreement, the Berg Group may pursue it, which would reduce the amount of time that Mr. Berg could devote to our affairs and could result in the Berg Group’s development of properties that compete with our properties for tenants;

•	in general, we have agreed to limit the liability of the Berg Group to our corporation and our stockholders arising from the Berg Group’s pursuit of these other opportunities;
•
we acquired most of our properties from the Berg Group on terms that were not negotiated at arm’s length and without many customary representations and warranties that we would have sought in an acquisition from an unrelated party; and

•	we have assumed liability for debt to the Berg Group and debt for which the Berg Group was liable.

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

Terms of Transfers: Enforcement of Agreement of Limited Partnership
The terms of the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement, the partnership agreement of each operating partnership and other material agreements through which we have acquired our interests in the operating partnerships and the properties formerly controlled by the Berg Group were not determined through arm’s-length negotiations and could be less favorable to us than those obtained from an unrelated party. In addition, Mr. Berg and representatives of the Berg Group sitting on our Board of Directors may be subject to conflicts of interests with respect to their obligations as our directors to enforce the terms of the partnership agreement of each operating partnership when such terms conflict with their personal interests. The terms of our charter and bylaws also were not determined through arm’s-length negotiations. Some of these terms, including representations and warranties applicable to acquired properties, are not as favorable as those that we would have sought through arm’s-length negotiations with unrelated parties. As a result, an investment in our common stock may involve risks not found in businesses in which the terms of material agreements have been negotiated at arm’s length.

Related Party Debt
We are liable to the Berg Group under a mortgage loan of approximately $8.3 million due in June 2013, which was extended from the original maturity date of June 2010, in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. Funds from operations have not been sufficient to fund both full dividend distributions and debt service. The Berg Group has been providing short-term funding for dividend distributions but is not obligated to do so.  As of the date of this report, our total short-term debt owed to the Berg Group is approximately $33.9 million. We rely on these short-term loans from the Berg Group, which may not always be available. If they are not available we will have to find other probably more expensive sources of funding or reduce dividend distributions. If we are unable to repay our debt to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders.  In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, “Risk Factors – Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall.”

Our option to acquire on fixed terms R&D properties developed on existing land and land acquired in the future by the Berg Group will terminate when the Berg Group’s ownership interest has been reduced, or if earlier, on December 31, 2010.

The Berg Land Holdings Option Agreement, as amended, which provides us with significant benefits and opportunities to acquire additional R&D properties from the Berg Group ,on fixed terms will expire on the earlier of December 31, 2010 and the date on which the Berg Group and their affiliates (excluding us and the operating partnerships) own less than 65% of our common stock on a Fully Diluted basis. Although we do not currently perceive growth opportunities from the land that is subject to the Berg Land Holdings Option Agreement, it is possible that the termination of that agreement will result in limitation of our growth, which could cause our stock price to fall.

We may change our investment and financing policies and increase your risk without stockholder approval.

Our Board of Directors determines the investment and financing policies of the operating partnerships and our policies with respect to certain other activities, including our business growth, debt capitalization, distribution, and operating policies. Our Board of Directors may amend these policies at any time without a vote of the stockholders. Changes in these policies could materially adversely affect our financial condition, results of operations and ability to make cash distributions to our stockholders, which could harm our business and cause our stock price to fall.  For more information please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Policies with Respect to Certain Activities.”

Anti-takeover provisions in our charter could prevent acquisitions of our stock at a substantial premium.

Provisions of our charter and our bylaws could delay, defer or prevent a transaction or a change in control of our corporation, or a similar transaction, that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders. Provisions of the Maryland general corporation law, which would apply to potential business combinations with acquirers other than the Berg Group or stockholders who invested in us in December 1998, also could prevent the acquisition of our stock for a premium, as discussed in “Certain Provisions of Maryland Law and of our Charter and Bylaws.”

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

Competitive Market
We face significant competition, which may decrease the occupancy and rental rates of our properties. We compete with several developers, owners, and operators of office, industrial, and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. Our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders may be adversely affected.

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

Geographic Concentration
All of our properties are located in the southern portion of the San Francisco Bay Area commonly referred to as the “Silicon Valley.” The Silicon Valley economy has weakened after relatively recent years and there remains significant excess capacity for R&D properties in the Silicon Valley. At present, future increases in values and rents for our properties depend to a significant extent on a strong recovery of this region’s economy, which we do not currently foresee.

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

Our Substantial Indebtedness
Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Furthermore, our mortgage loans may be subject to covenants that we are obligated to satisfy. For example, under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $77.4 million outstanding could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of our common stock held by the members of the Berg Group. We have no reason to expect such a sale or transfer in the foreseeable future, but the members of the Berg Group have no obligation to us to refrain from any such sale or other transfer. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire Board of Directors. Our Board of Directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

We continually evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow, the estimated holding period of such assets, the lease up period when properties are vacant and future rental income require the judgment of management. Actual results could be different than our estimates.

There can be no assurance that we will not take impairment charges in the future related to the impairment of our assets. As of the years ended December 31, 2009, 2008 and 2007, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on our results of operations and funds from operations in the period in which the charge is taken.

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

Ownership Limit Necessary to Maintain REIT Qualification
As a REIT, the federal tax laws restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less. Our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. In addition, as permitted by our charter, our Board of Directors has authorized an exception applicable to two other stockholders that permits them to collectively own, directly or indirectly, up to 18.5% of our common stock on an aggregate basis, subject to the terms of an ownership limit exemption agreement. In general, our charter prohibits the transfer of shares that result in a loss of our REIT qualification and provides that any such transfer or any other transfer that causes a stockholder to exceed the ownership limit will result in the shares being automatically transferred to a trust for the benefit of a charitable beneficiary. Accordingly, in the event that either the Berg Group or the two stockholders increase their stock ownership in our corporation, a stockholder who acquires shares of our common stock, even though his, her or its aggregate ownership may be less than 9%, may be required to transfer a portion of that stockholder’s shares to such a trust in order to preserve our status as a REIT.

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

Our Board of Directors will determine the amount and timing of distributions by the operating partnerships and of distributions to our stockholders. Our Board of Directors will consider many factors prior to making any distributions, including the following:

•	the amount of cash available for distribution;
•	availability of financing;
•	our financial condition;
•	whether to reinvest funds rather than to distribute such funds;
•	our committed and projected capital expenditures;
•	the amount of cash required for new property acquisitions, including acquisitions under our existing agreements with the Berg Group;
•	the amount of our annual debt service requirements;
•	the annual distribution requirements under the REIT provisions of the federal income tax laws;
•	our projected rental rates and revenues;
•	our ability to collect rent payments;
•	prospects of tenant renewals and re-leases of properties subject to expiring leases;
•	cash required for re-leasing activities; and
•	such other factors as our Board of Directors deem relevant.

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

Each of the limited partners of the operating partnerships, other than Carl E. Berg and Clyde J. Berg, has the annual right to cause the operating partnerships to purchase the limited partner’s O.P. Units at a purchase price based on the average market value of the common stock for the ten-trading-day period immediately preceding the date of tender. Upon a limited partner’s exercise of any such right, we will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights became exercisable on December 29, 1999, and are available once during a 12-month period. If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the operating partnerships or we will be entitled, but not required, to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million. Thus, we might repurchase O.P. Units for a total purchase price of more than $1 million in one year. The exercise of these put rights may reduce the amount of cash that we have available to distribute to our stockholders and could cause our stock price to fall.

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

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2009, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. In addition, pursuant to a registration statement on Form S-3 declared effective by the SEC in April 2006, all shares of common stock acquired upon exchange of currently outstanding O.P. Units may be resold without any such restrictions. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, also may be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

Geographic and Tenant Focus

We focus principally on the facility requirements of information technology companies in the Silicon Valley, which include space for office, R&D, light manufacturing and assembly. With the Silicon Valley’s highly educated and skilled work force, history of numerous successful start-up companies and large contingent of venture capital firms, we believe that this region will, following the current significant slowdown in the market, continue to spawn successful new high-growth industries and entrepreneurial businesses to an extent matched nowhere else in the United States. We believe that our focus and thorough understanding of the Silicon Valley real estate market enables us to:

•	anticipate trends in the market;
•	identify and concentrate our efforts on the most favorably located sub-markets;
•	take advantage of our experience and extensive contacts and relationships with local government agencies, real estate brokers and subcontractors, as well as with tenants and prospective tenants; and
•	identify strong tenants.

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

Property Portfolio

All of our properties are R&D/office type properties.  Generally, these properties are one- to two-story buildings of tilt-up concrete construction, have on average 3.5 or more parking spaces per thousand rentable square feet, clear ceiling heights of less than 18 feet, and range in size from approximately 4,500 to 211,000 rentable square feet. Most of the office space is open and suitable for configuration to meet the tenants’ requirements with the use of movable dividers.

The following table sets forth certain information relating to our properties as of December 31, 2009:

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of Dec. 31, 2009	Average 2009 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/09	2009 Annual Base Rent (1)
5300-5350 Hellyer Avenue (2)	2	160,000	100%	100%	Tyco Electronics Corporation	160,000	$3,959,614

10401-10411 Bubb Road (2)	1	20,330	78%	78%	Aeroflex, Inc.	15,830	246,952

45365 Northport Loop West	1	64,218	15%	8.6%	Optovue, Inc.	9,373	28,120

45738 Northport Loop West	1	44,256	100%	100%	Quicksil, Inc.	44,256	632,861

4050 Starboard Drive	1	52,232	100%	100%	Flash Electronics, Inc.	52,232	519,813

3501 West Warren Avenue & 46600 Fremont Boulevard	1	67,864	24%	24%	Sunnyvale Fluid System Tech, Inc.	16,524	145,200

48800 Milmont Drive	1	53,000	0%	0%	Vacant	-	-

4750 Patrick Henry Drive	1	63,105	100%	100%	Infoblox, Inc.	63,105	541,441

Triangle Technology Park (2)	7	416,927	78%	77%	Intevac Corporation Xicom Technology, Inc. LSA Cleanpart, LLC SASCO	169,795 72,336 28,300 25,350	3,405,533

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of Dec. 31, 2009	Average 2009 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/09	2009 Annual Base Rent (1)

5830-5870 Hellyer Avenue	1	109,715	71%	64%	Shocking Technologies, Inc. MeiVac, Inc.	51,859 26,557	689,156

5750 Hellyer Avenue	1	73,312	100%	100%	NDS Surgical Imaging, LLC	73,312	712,004

5500-5550 Hellyer Avenue	2	196,534	67%	67%	CTS Corporation Snap-on, Inc.	78,794 52,243	1,987,264

5400 Hellyer Avenue	1	77,184	60%	53%	Quantum 3D, Inc. Capella, Inc.	24,777 21,750	545,472

5325-5345 Hellyer Avenue	2	256,500	100%	100%	Celestica Asia, Inc.	256,500	6,150,192

5905-5965 Silver Creek Valley Rd.	4	346,000	0%	0%	Vacant	-	-

5845 Hellyer Avenue	1	98,500	0%	0%	Vacant	-	-

855 Embedded Way	1	67,912	100%	100%	Celestica Asia, Inc. Lynuxworks, Inc.	39,039 28,873	1,068,000

1065-1105 La Avenida Street	5	515,700	100%	100%	Microsoft Corporation	515,700	12,873,252

1875 Charleston Road	1	42,126	100%	100%	Netlogic Microsystems, Inc.	42,126	893,028

1750 Automation Parkway	1	80,641	100%	100%	JDS Uniphase Corporation	80,641	1,514,918

1756 Automation Parkway	1	80,640	36%	36%	A&D Engineering, Inc.	28,739	326,883

1762 Automation Parkway	1	61,100	100%	100%	Hermes Microvision, Inc.	61,100	730,470

1768 Automation Parkway	1	110,592	67%	67%	2Wire, Inc.	74,584	930,504

255 Caspian Drive	1	119,756	100%	100%	Equinix Operating Company, Inc.	119,756	2,608,286

245 Caspian Drive (3)	1	-	-	-	-	-	-

5981 Optical Court	1	110,542	100%	100%	SoloPower, Inc.	110,542	2,252,400

5970 Optical Court	1	128,520	100%	100%	Orbotech Ltd.	128,520	1,937,961

5900 Optical Court	1	165,000	100%	100%	Stryker Corporation	165,000	3,581,316

2630 Orchard Parkway	1	60,633	0%	0%	Vacant	-	-

2610 Orchard Parkway	1	54,093	0%	0%	Vacant	-	-

55 West Trimble Road	1	91,722	0%	0%	Vacant	-	-

2001 Walsh Avenue	1	80,000	100%	100%	Nvidia Corporation	80,000	981,415

2880 Scott Boulevard	1	200,000	100%	100%	NEC Electronics America, Inc.	200,000	2,720,784

2890 Scott Boulevard	1	75,000	100%	100%	Nvidia Corporation	75,000	1,602,564

2770-2800 Scott Boulevard	1	99,800	100%	100%	Nvidia Corporation	99,800	1,352,794

2300 Central Expressway	1	46,338	0%	16%	Vacant	46,338	111,192

2220 Central Expressway	1	62,522	100%	100%	Tellabs, Inc.	62,522	766,710

2330 Central Expressway	1	62,522	100%	100%	Huawei Technologies Company Ltd.	62,522	850,678

233 South Hillview Drive	2	95,690	100%	100%	Exar Corporation	95,690	1,370,178

2251 Lawson Lane	1	125,000	51%	51%	Synaptics, Inc.	64,270	1,159,903

1230 East Arques	1	60,000	100%	100%	Fujitsu	60,000	349,964

1250 East Arques	4	200,000	100%	100%	Fujitsu	200,000	869,311

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of Dec. 31, 2009	Average 2009 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/09	2009 Annual Base Rent (1)

20400 Mariani Avenue	1	105,000	100%	100%	Apple, Inc.	105,000	626,743

10500 De Anza Boulevard	1	211,000	100%	100%	Apple, Inc.	211,000	4,192,686

20605-705 Valley Green Drive	2	142,000	100%	100%	Apple, Inc.	142,000	2,562,475

10300 Bubb Road	1	23,400	100%	100%	Apple, Inc.	23,400	285,714

10440 Bubb Road	1	19,500	100%	100%	Novare Surgical Systems, Inc.	10,833	281,776

10450-10460 Bubb Road	1	45,460	100%	100%	Ricoh Corporation VMWare, Inc.	30,460 15,000	736,123

1135 Kern Avenue	1	18,300	0%	0%	Vacant	-	-

450 National Avenue	1	36,100	0%	0%	Vacant	-	-

3301 Olcott Street	1	64,500	0%	0%	Vacant	-	-

2800 Bayview Avenue	1	59,736	0%	0%	Vacant	-	-

5521 Hellyer Avenue	1	203,800	44%	44%	Nanosolar, Inc.	89,040	710,512

6850 Santa Teresa Boulevard	1	30,000	41%	41%	Bio-Medical Applications of CA	12,350	125,645

6810 Santa Teresa Boulevard & 180 Great Oaks Boulevard	1	54,996	87%	87%	ZiLOG, Inc.	40,527	634,938

140-160 Great Oaks Boulevard & 6781 Via Del Oro	2	105,300	100%	88%	Semiconductor Tooling Services Instant Asphalt, Inc. Santa Clara Valley Water District	53,300 26,571 25,429	796,687

6540-6541 Via Del Oro & 6385-6387 San Ignacio Avenue	2	66,600	53%	50%	Modutek Corporation	15,000	270,607

6311-6351 San Ignacio Avenue	5	362,767	52%	54%	Saint Gobain Stion Corporation Teledex, LLC	95,953 64,435 30,000	3,215,061

6320-6360 San Ignacio Avenue	1	157,292	0%	4%	Vacant	-	123,780

75 East Trimble Road & 2610 North First Street	2	170,810	59%	59%	Comerica, Inc.	93,984	1,197,222

2904 Orchard Parkway	1	75,335	100%	100%	BAE Systems Land & Armaments	75,335	1,258,095

3236 Scott Boulevard	1	54,672	100%	100%	Mimix Broadband, Inc.	54,672	759,267

1212 Bordeaux Lane	1	71,800	100%	100%	Loral Space & Communications, Inc.	71,800	744,006

McCandless Technology Park	14	705,958	13%	18%	STATS ChipPAC, Inc. Rorze Automation, Inc.	33,984 11,087	835,250

1600 Memorex Drive	1	107,500	21%	21%	International Network Services, Inc.	22,800	231,366

1688 Richard Avenue	1	52,800	100%	100%	NWE Technology, Inc.	52,800	442,648

1700 Richard Avenue	1	58,783	100%	100%	Silicon Valley Colocation, Inc.	58,783	1,177,303

Morgan Hill Land (4)	-	-	-	-	-	-	-

300 Montague Expressway	1	49,457	0%	0%	Vacant	-	27,037

337 Trade Zone Boulevard	1	42,912	0%	0%	Vacant	-	-

324-368 Montague Expressway	1	56,265	0%	0%	Vacant	-	-

TOTAL	111	8,047,569	66%				$81,651,074

(1)
Annual cash rents do not include the recognition of rental income on the straight-line method of accounting required by accounting principles generally accepted in the United States of America (“GAAP”) under which contractual rent payment increases are recognized evenly over the lease term.

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

For the years ended December 31, 2009, 2008 and 2007, the occupancy rates for leased properties in our portfolio were 65.5%, 66.4% and 61.7%, respectively.

The average annual rental per square foot for our portfolio of properties for the years ended December 31, 2009, 2008 and 2007 was approximately $15.58, $14.97 and $17.05, respectively.

Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the properties beginning with 2010, assuming that none of the tenants exercise existing renewal options or termination rights.  The table excludes 2,789,338 rentable square feet that were vacant as of December 31, 2009.

Year of Lease Expiration	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases (1)	2010 Annual Base Rent Under Expiring Leases (2)	Percentage of Total Annual Base Rent Represented By Expiring Leases (3)
2010	9	217,003	$2,155,923	2.6%
2011	17	844,452	13,107,735	15.7%
2012	14	1,010,825	15,486,191	18.5%
2013	6	397,215	5,431,036	6.5%
2014	17	1,492,430	26,537,863	31.8%
2015	7	613,556	9,784,061	11.7%
2016	3	159,600	3,421,710	4.1%
2017	5	349,949	4,888,985	5.9%
Thereafter	1	119,756	2,695,260	3.2%
	79	5,204,786	$83,508,764	100%

(1)	Excludes approximately 53,000 rentable square feet which are on month-to-month leases.
(2)	The base rent for expiring leases is based on 2010 scheduled cash rent, which is different than annual rent determined in accordance with GAAP.
(3)	Based upon 2010 cash rent as discussed in Note (1).

If we are unable to lease a significant portion of the available space and space scheduled to expire in 2010 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be affected adversely.

Environmental Matters

To date, compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment has not had any material effects upon our capital expenditures, earnings or competitive position.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. Such laws often impose liability on the owner and expose the owner to governmental proceedings without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of such substances may be substantial.  In addition, the owner’s liability as to any specific property is generally not limited and could exceed the value of the property and/or the aggregate assets of the owner.  The presence of such substances, or the failure to properly remove or remediate such substances, may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral.  Persons who arrange for treatment or the disposal of hazardous or toxic substances may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at a disposal facility, regardless of whether the facility is owned or operated by such owner or entity.  In connection with the ownership of the properties or the treatment or disposal of hazardous or toxic substances, we may be liable for such costs.

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

Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We are aware that there are asbestos-containing materials (“ACMs”), present at several of the properties, primarily in floor coverings. We believe that the ACMs present at these properties are generally in good condition and that no ACMs are present at the remaining properties.  We believe we are in compliance in all material respects with all present federal, state and local laws relating to ACMs and that if we were given limited time to remove all ACMs present at the properties, the cost of such removal would not have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to our stockholders.

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

The environmental investigations that have been conducted on our properties have not revealed any environmental liability that we believe would have a material adverse effect on our financial condition, results of operations and assets. To the extent any environmental report or investigation reveals environmental issues, the tenant is responsible for the cost of any remediation under the terms and conditions of our lease agreement and the law. Nonetheless, it is possible that there are material environmental liabilities of which we are unaware.  We cannot assure you that future laws, ordinances, or regulations will not impose any material environmental liability, or that the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to us.

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

Mission West Properties, L.P. v. Republic Properties Corporation (“RPC”), et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while the Maryland case was pending, we filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara, Case No.  CV 796249. The case was stayed pending resolution of the Maryland case, and we dismissed our suit on March 4, 2005. In April 2005, RPC submitted a motion asking the superior court to reinstate the case, which the court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which we demurred. The court sustained our demurrer with leave to amend.  Subsequently, RPC filed an amended complaint, and we submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the court overruled our demurrer. We sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, we filed a motion for summary judgment in the California Superior Court which was denied. In October 2008, a motion filed by RPC for summary judgment in the California Superior Court was denied. A trial in the California Superior Court commenced in February 2009. On June 11, 2009, the superior court issued a tentative decision that concluded RPC is a partner in the Hellyer LP and is entitled to distribution of profits of the Hellyer LP in accordance with its percentage interest together with pre-judgment interest on each distribution from the date it was due and payable. On September 17, 2009, the superior court issued a final decision and entry of judgment in favor of RPC in the amount of approximately $6.6 million, together with pre-judgment interest of 10% through September 3, 2009 in the sum of approximately $2.7 million, for a total of approximately $9.3 million. As a result, we recorded an additional $0.5 million in interest expense. We filed an appeal following the court’s issuance of a final decision and entry of judgment. A motion for new trial is pending. On October 5, 2009, we deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $14.0 million, of which approximately $4.7 million, or 50% of $9.3 million, was a deposit to appeal the court’s final decision. The additional $4.7 million appeal deposit is refundable regardless of the outcome of the appeal process. Pending the outcome of the appeal, we have accrued approximately $3.0 million in interest payable on the amount of past distributions that would be payable to RPC by Hellyer LP based on the judgment determined at the legal rate of interest of 10%. In addition, we have accrued approximately $1.0 million in interest receivable due from Berg & Berg Enterprises, Inc. because past distributions with respect to RPC’s interest in Hellyer LP were paid to Berg & Berg Enterprises, Inc. which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

For additional information about this litigation and the underlying transactions you should refer to Part II “Item 8. – Notes to Consolidated Financial Statements – Notes 13 and 16.”

The Independent Directors Committee of the Board of Directors has exercised the right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company, as more fully explained under Item 8, “Financial Statements and Supplementary Data - Note 13.”

Item 4.   Reserved

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Historical Performance Comparison

The following graph compares the change in the Company’s cumulative stockholder return on its shares of common stock to the cumulative total return of the NAREIT Equity REIT Total Return Index (“NAREIT Equity Index”) and the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) from December 31, 2004 to December 31, 2009. The line graph starts December 31, 2004.  The graph assumes that the value of the investment in the Company’s common stock was $100 at December 31, 2004 and that all dividends were reinvested. The common stock’s price on December 31, 2004 was $10.64. The Company obtained the information about the NAREIT Equity Index and S&P 500 Index from each entity respectively, and has assumed that the information is reliable, but cannot assume its accuracy. The return shown on the graph is not necessarily indicative of future performance.

The stock price performance shown in the graph is not necessarily indicative of future performance of the Company’s common stock.

Our common stock is listed on the Nasdaq Stock Market, LLC (“NASDAQ”) and trades under the symbol “MSW.” The closing price of our common stock on December 31, 2009, the last trading day of the year, was $7.19 per share. The high and low closing price per share of common stock as reported on NASDAQ during each quarter of 2009 and 2008 were as follows:

	2009		2008
	High	Low	High	Low
1st Quarter	$7.66	$5.60	$10.13	$8.36
2nd Quarter	$7.17	$6.21	$12.39	$9.45
3rd Quarter	$7.07	$6.40	$11.36	$8.58
4th Quarter	$7.31	$6.39	$9.27	$6.11

On February 28, 2010, there were 157 registered holders of the Company’s common stock.

Dividend Policy

We declared and paid dividends in each quarter of 2009 and 2008. We expect to pay quarterly dividends in 2010. The following tables show information for quarterly dividends for 2009 and 2008.

	2009
	Record Date	Payment Date	Dividend Per Share
1st Quarter	03/31/09	04/09/09	$0.20
2nd Quarter	06/30/09	07/09/09	0.15
3rd Quarter	09/30/09	10/08/09	0.15
4th Quarter	12/31/09	01/07/10	0.15
Total			$0.65

	2008
	Record Date	Payment Date	Dividend Per Share
1st Quarter	03/31/08	04/03/08	$0.20
2nd Quarter	06/30/08	07/03/08	0.20
3rd Quarter	09/30/08	10/09/08	0.20
4th Quarter	12/31/08	01/08/09	0.20
Total			$0.80

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements, debt service requirements and other factors.

For federal income tax purposes, we have characterized the dividends declared in 2009 as follows: 93.4% taxable ordinary income and 6.6% return of capital (unaudited). For 2008, we have characterized 73.3% taxable ordinary income, 22.2% capital gain and 4.5% unrecaptured section 1250 gain (unaudited).

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information for Mission West Properties, Inc. (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and Background” for discussion of business combinations and property dispositions that materially affect the comparability of the selected financial data).

Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Item 8, “Financial Statements and Supplementary Data”) and is as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
OPERATING INFORMATION: (1)
Operating revenues:
Rental income	$82,520	$79,075	$80,337	$91,457	$99,082
Above market lease intangible asset amortization	-	-	(4,091)	(1,888)	(1,888)
Tenant reimbursements	18,732	16,406	13,355	13,061	14,030
Other income, including lease terminations and settlements	3,756	4,223	61,982	18,222	4,023
Total operating revenues	105,008	99,704	151,583	120,852	115,247

Operating expenses:
Property operating, maintenance and real estate taxes	27,860	23,460	20,371	18,505	18,613
General and administrative	2,336	2,635	3,035	2,248	1,910
Depreciation and amortization	24,110	23,224	22,588	21,579	20,329
Total operating expenses	54,306	49,319	45,994	42,332	40,852

Operating income	50,702	50,385	105,589	78,520	74,395

Other income (expenses):
Equity in earnings of unconsolidated joint venture	309	19,617	1,408	1,985	724
Interest and dividend income	1,309	1,735	3,086	2,344	567
Unrealized gain (loss) from investment	5,011	(278)	-	-	-
Interest expense	(22,117)	(19,787)	(20,131)	(20,708)	(21,294)
Interest expense – related parties	(765)	(1,332)	(724)	(755)	(972)
Income from continuing operations	34,449	50,340	89,228	61,386	53,420

Discontinued operations:
Net gain on disposal of discontinued operations (2)	-	-	6,529	18,102	2,206
Net income attributable to discontinued operations (2)	-	-	91	1,500	1,925
Income from discontinued operations	-	-	6,620	19,602	4,131

Net income	34,449	50,340	95,848	80,988	57,551
Net income attributable to noncontrolling interests	(26,058)	(40,206)	(76,960)	(66,358)	(47,524)
Net income available to common stockholders	$8,391	$10,134	$18,888	$14,630	$10,027

Basic net income per share from continuing operations	$0.39	$0.51	$0.90	$0.60	$0.51
Diluted net income per share from continuing operations	$0.38	$0.51	$0.89	$0.59	$0.51

Basic net income per share from discontinued operations	-	-	$0.06	$0.17	$0.04
Diluted net income per share from discontinued operations	-	-	$0.06	$0.17	$0.04

Basic net income per share to common stockholders	$0.39	$0.51	$0.96	$0.77	$0.55
Diluted net income per share to common stockholders	$0.38	$0.51	$0.95	$0.76	$0.55

PROPERTY AND OTHER INFORMATION:
Total properties, end of period (3)	111	111	109	107	107
Total rentable square feet, end of period (000’s)	8,048	8,048	7,862	7,701	7,780
Average monthly rental income per square foot (4)	$1.30	$1.25	$1.42	$1.57	$1.58
Occupancy for leased properties, end of period	66%	66%	62%	69%	69%

Dividends per share to common stockholders	$0.65	$0.80	$0.64	$0.64	$0.64

Funds from operations (5)	$60,467	$55,334	$114,867	$86,585	$79,152
Funds from operations per share (5) (6)	$0.57	$0.52	$1.09	$0.83	$0.76

CASH FLOW INFORMATION:
Cash flows provided by operating activities	$56,072	$76,872	$78,814	$82,630	$69,422
Cash flows used in investing activities	$(278)	$(26,496)	$(8,548)	$(5,369)	$(2,875)
Cash flows (used in) provided by financing activities	$(54,808)	$(74,067)	$(80,360)	$(74,917)	$31,441

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
BALANCE SHEET INFORMATION:
Net investments in properties	$919,647	$943,579	$922,117	$898,889	$927,381
Total assets	$986,389	$1,034,285	$1,053,885	$1,027,487	$1,023,377
Mortgage notes payable	$318,818	$330,908	$337,520	$348,101	$357,481
Mortgage note payable – related parties	$8,261	$8,761	$9,224	$9,654	$10,051
Note payable – related parties	$9,325	-	-	-	-
Revolving line of credit	$14,466	$13,079	-	-	-
Total liabilities	$389,260	$402,382	$388,581	$397,327	$407,680
Stockholders’ equity attributable to Mission West Properties, Inc.	$144,844	$134,418	$138,678	$128,878	$115,015
Noncontrolling interests in operating partnerships	$452,285	$497,485	$526,626	$501,282	$500,682
Common stock outstanding	21,870,211	19,748,211	19,664,087	19,443,587	18,448,791
O.P. Units issued and outstanding	83,404,965	85,526,965	85,533,935	85,206,199	86,088,095

(1)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.
(2)
The operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale are included in discontinued operations.

(3)
As of December 31, 2009, 2008, 2007, 2006 and 2005, total properties include a property at 245 Caspian in Sunnyvale with no building. In 2001, we paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.

(4)
Average monthly rental income per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.

(5)
Funds from Operations (“FFO”) is a non-GAAP financial term used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), including non-recurring events other than “extraordinary items” under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Additionally, our 2009, 2008, 2007, 2006 and 2005 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared to other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO should neither be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO.

(6)	Considering the potential effect of all O.P. Units being exchanged for shares of our common stock.

Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including O.P. Units represented by O.P. Units that may be exchanged for shares of common stock. Our FFO does not represent the amount available for management’s discretionary use; as such funds may be needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. Furthermore, FFO is not comparable to similarly entitled items reported by other REITs that do not define FFO exactly as we do.

A reconciliation of net income to FFO for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Net income	$34,449	$50,340	$95,848	$80,988	$57,551
Add:
Depreciation and amortization (1)	26,425	25,833	26,050	24,636	24,286
Less:
Gain on sales of assets or joint venture assets	-	(20,471)	(6,529)	(18,540)	(2,206)
Noncontrolling interests of joint ventures	(407)	(368)	(502)	(499)	(479)
FFO	$60,467	$55,334	$114,867	$86,585	$79,152

Weighted average common shares and O.P. Units - diluted	105,461,581	105,524,677	105,016,651	104,809,155	104,545,776
FFO per common share and O.P. Unit - diluted	$0.57	$0.52	$1.09	$0.83	$0.76

(1)
Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling approximately $238, $900, $757, $849 and $984 in 2009, 2008, 2007, 2006 and 2005, respectively, and amortization of leasing commissions totaling approximately $2,077, $1,709, $2,558, $1,513 and $1,703 in 2009, 2008, 2007, 2006 and 2005, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in our consolidated statements of operations. (dollars in thousands)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the future financial performance, operating results, plans and objectives of Mission West Properties, Inc.  Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described in Part I – Item 1A, Risk Factors.

Overview and Background

Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all of its real estate assets and paid a special dividend of $9.00 per share to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties, in a transaction completed on September 2, 1997. At that time the Berg Group and other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the Pending Projects Acquisition Agreement, the Berg Land Holdings Option Agreement and the Exchange Rights Agreement, following stockholder approval.  Effective July 1, 1998, we consummated our acquisition of the general partner interests in the operating partnerships through the purchase of the general partner interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partner interests represented the balance of the ownership of the operating partnerships.  At December 31, 2009, we owned a 20.65% general partner interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

Almost all of our earnings and cash flow is derived from rental income received pursuant to leased R&D space at our properties. Key factors that affect our business and financial results include the following:

•	the current turmoil in the credit markets;
•	economic conditions generally and the real estate market specifically;
•	the occupancy rates of the properties;
•	rental rates on new and renewed leases;
•	tenant improvement and leasing costs incurred to obtain and retain tenants;
•	operating expenses;
•	cost and availability of capital;
•	interest rates;
•	the extent of acquisitions and sales of real estate;
•	legislative or regulatory provisions (including changes to laws governing the taxation of REITs);
•	competition;
•	supply of and demand for R&D, office and industrial properties in our current and proposed market areas;
•	tenant defaults and bankruptcies;
•	lease term expirations and renewals;
•	changes in general accounting principles, policies and guidelines applicable to REITs; and
•	ability to timely refinance maturing debt obligations and the terms of any such refinancing.

Negative effects from any of these factors could cause deterioration in our operating results, cash flows and financial condition.

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

Real Estate Assets
Real estate assets are stated at cost. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income. The gain on the sale is only recognized proportionately as the seller receives payments from the purchaser. Interest income is recognized on an accrual basis, when appropriate.

Business Combinations
The acquisition costs of each property acquired prior to July 1, 2001 were allocated only to building, land and leasing commission with building depreciation being computed based on an estimated weighted average composite useful life of 40 years and leasing commission amortization being computed over the term of the lease. Acquisitions of properties made subsequent to July 1, 2001 are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market and above and below market in place leases, and the determination of their useful lives are guided by the accounting provision for business combinations and management’s estimates. Amortization of above and below market lease intangible asset is offset against rental income in the revenue section while amortization of in-place lease value intangible asset is included in depreciation and amortization of real estate in the expense section of our consolidated statements of operations. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

Impairment of Long-Lived Assets
We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost.  For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. The analysis that we prepare in connection with determining if there may be any asset impairment loss considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. Therefore, it is reasonably possible that a change in these estimates resulting from judgments as to future events could occur which would affect the recorded amounts of the property and increase our operating expense.

Allowance for Deferred Rent and Doubtful Accounts
The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectability of our accounts receivable based on the evaluation of our tenants’ financial position, analyses of accounts receivable and current economic trends. We also make estimates for a straight-line adjustment reserve for existing tenants with the potential of early termination, bankruptcy or ceasing operations. Our estimates are based on our review of tenants’ payment histories, the remaining lease term, whether or not the tenant is currently occupying our building, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these reserve amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

Consolidation of Joint Ventures
We hold interests in consolidated joint ventures. We consolidate joint ventures when we exhibit financial or operational control. Control is determined using accounting standards related to the consolidation of joint ventures. We, through an operating partnership, own three properties that are in joint ventures of which we have controlling interests. We manage and operate all three properties. The recognition of these properties and their operating results are 100% reflected on our consolidated financial statements, with appropriate allocation to noncontrolling interests, because we have operational and financial control of the investments. We make judgments and assumptions about the estimated monthly payments made to our noncontrolling interest joint venture partners, which are reported with our periodic results of operations. Actual results may differ from these estimates under different assumptions or conditions.

Investment in Unconsolidated Joint Venture
We hold interests in one unconsolidated joint venture. Control is determined using accounting standards related to the consolidation of variable interest entities. For joint ventures that are defined as variable interest entities, the primary beneficiary consolidates the entity. In instances where we are not the primary beneficiary, we do not consolidate the joint venture for financial purposes. We, through an operating partnership, have a 50% non-controlling limited partnership interest in one unconsolidated joint venture. This investment is not consolidated because we do not exercise significant control over major operating and financial decisions. We account for the  joint venture using the equity method of accounting.

Under the equity method, investments in unconsolidated joint ventures are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the joint venture, distributions received, contributions and certain other adjustments, as appropriate.

Consolidation of Variable Interest Entities
We consolidate all variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary. As of December 31, 2009, we consolidated one VIE in the accompanying consolidated financial statements in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Item 8, “Financial Statements and Supplementary Data – Note 7” for further discussion of this transaction).

Revenue Recognition
Rental income is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us.  The difference between recognized rental income and rental cash receipts is recorded as “Deferred rent receivable” on the consolidated balance sheets.

Rental income is affected if existing tenants terminate or amend their leases. We try to identify tenants who may be likely to declare bankruptcy, cease operations or are likely to seek a negotiated settlement of their obligation. By anticipating these events in advance, we expect to take steps to minimize their impact on our reported results of operations through lease renegotiations, reserves against deferred rent receivable, and other appropriate measures. Our judgments and estimations about tenants’ capacity to continue to meet their lease obligations will affect the rental income recognized. Material differences may result in the amount and timing of our rental income for any period if we made different judgments or estimations.

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

We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met:

•	the agreement has been fully executed and delivered;
•	services have been rendered;
•	the amount is fixed and determinable; and
•	collectability is reasonably assured.

With regard to critical accounting policies, where applicable, we have explained and discussed the criteria for identification and selection, methodology in application and impact on the financial statements with the Audit Committee of our Board of Directors, which has reviewed these policies.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Rental Income
As of December 31, 2009 and 2008, through our controlling interests in the operating partnerships, we owned 111 R&D properties totaling approximately 8.0 million rentable square feet. We did not acquire any new properties in 2009.

The following table depicts the amounts of rental income from operations for the years ended December 31, 2009 and 2008 represented by our historical properties and the percentage of the total increase in rental income over the period that is represented by each group of properties.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$81,209	$77,982	$3,227	4.1%
2008 Acquisitions (2)	1,311	1,093	218	19.9%
Total	$82,520	$79,075	$3,445	4.4%

(1)	“Same Property” is defined as properties owned by us prior to 2008 that we still owned as of December 31, 2009.
(2)	Operating rental income for 2008 Acquisitions does not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

For the year ended December 31, 2009, our rental income increased by approximately $3.4 million, or 4.4%. The $3.4 million increase in rental income resulted from new lease agreements entered into during the year ended December 31, 2009, as well as full year rental income from leases entered during the year ended December 31, 2008.

Our overall occupancy rate for leased properties at December 31, 2009 and 2008 was approximately 65.5% and 66.4%, respectively. According to the CTBT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2009 was approximately 80.7%. Due to an over-supply of R&D properties, Silicon Valley landlords are bidding competitively for tenants and consequently, our occupancy rate may drop further in 2010 if we cannot renew or re-lease the approximately 217,000 rentable square feet scheduled to expire this year. The primary factors that have contributed to our low occupancy rate for several consecutive years have been the general downturn in the Silicon Valley’s economy, the softening of the R&D property market specifically, and the weaker relative performance of certain of our properties due to their location and the weak demand in those submarkets.

Other Income from Continuing Property Operations
The following table depicts the amounts of other income, including lease terminations and settlements, from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Other income	$3,756	$4,223	$(467)	(11.1%	)

Other income of approximately $3.8 million for the year ended December 31, 2009 included approximately $2.0 million from the forfeiture of a purchase deposit under a contract for the sale of our McCandless properties, $1.0 million of management fees, $0.3 million from an insurance claim, $0.1 million from a lease settlement and $0.4 million of miscellaneous income. Other income of approximately $4.2 million for the year ended December 31, 2008 included approximately $3.0 million of lease termination fees, $1.0 million of management fees, and $0.2 million of miscellaneous income. Management fees are paid by tenants for our administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

Expenses
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes (“operating expenses”) from operations for the years ended December 31, 2009 and 2008 and the percentage of total increase in expenses over the period that is represented by each group of properties.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$27,560	$23,285	$4,275	18.4%
2008 Acquisitions (2)	300	175	125	71.4%
Total	$27,860	$23,460	$4,400	18.8%

(1)	“Same Property” is defined as properties owned by us prior to 2008 that we still owned as of December 31, 2009.
(2)	Operating expenses for 2008 Acquisitions do not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

Operating expenses increased by approximately $4.4 million, or 18.8%, from $23.5 million for the year ended December 31, 2008 to $27.9 million for the year ended December 31, 2009 primarily due to higher real estate taxes and repair and maintenance costs. Tenant reimbursements from continuing operations increased by approximately $2.3 million, or 14.2%, from $16.4 million for the year ended December 31, 2008 to $18.7 million for the year ended December 31, 2009. The increase in tenant reimbursements resulted primarily from the increase in operating expenses. Total operating expenses exceeded tenant reimbursements because of vacancies which reached approximately 2.8 million rentable square feet by year-end 2009. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2009 our vacancy rate was approximately 34.5%.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
General and administrative	$2,336	$2,635	$(299)	(11.3%	)

General and administrative expenses decreased by approximately ($0.3) million, or (11.3%), from $2.6 million for the year ended December 31, 2008 to $2.3 million for the year ended December 31, 2009. The decrease in general and administrative expenses was primarily a result of lower stock-based compensation expense and legal fees in 2009.

The following table depicts the amounts of depreciation and amortization expense from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$24,110	$23,224	$886	3.8%

Depreciation and amortization expense increased by approximately $0.9 million, or 3.8%, primarily due to construction of new tenant improvements and the write-off of tenant improvements in connection with a lease termination.

Other Income and Expenses
The following table depicts the amounts of equity in earnings of unconsolidated joint venture from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Equity in earnings of unconsolidated joint venture	$309	$19,617	$(19,308)	(98.4%	)

As of December 31, 2009, we had investments in one R&D building, totaling approximately 155,500 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2009 and 2008, equity in earnings from the unconsolidated joint venture was approximately $0.3 million and $19.6 million, respectively. Our equity in earnings from this unconsolidated joint venture decreased primarily due to a gain from the sale of two R&D properties in 2008. The occupancy rate for the remaining property owned by this joint venture at December 31, 2009 and 2008 was 100%.

The following table depicts the amounts of interest and dividend income from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Interest and dividend income	$1,309	$1,735	$(426)	(24.6%	)

Interest and dividend income decreased by approximately ($0.4) million, or (24.6%), from $1.7 million for the year ended December 31, 2008 to $1.3 million for the year ended December 31, 2009. The decrease in interest and dividend income was primarily a result of lower cash balances and interest rates. For the year ended December 31, 2009, interest and dividend income totaled approximately $1.1 million and $0.2 million, respectively. For the year ended December 31, 2008, interest and dividend income totaled approximately $1.1 million and $0.6 million, respectively.

In 2009, we recorded an unrealized gain from investment in marketable securities of approximately $5.0 million. As of December 31, 2009, the fair value of the investment totaled approximately $12.1 million and our cost was approximately $6.6 million. In 2008, we recorded an unrealized loss from investment in marketable securities of approximately ($0.3) million. As of December 31, 2008, the fair value of the investment totaled approximately $3.3 million and our cost was approximately $3.6 million.

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Interest	$22,117	$19,787	$2,330	11.8%
Interest (related parties)	765	1,332	(567)	(42.6%	)
Total	$22,882	$21,119	$1,763	8.3%

Interest expense increased by approximately $2.3 million, or 11.8%, primarily due to approximately $2.4 million related to the Hellyer Avenue Limited Partnership litigation. Interest expense (related parties) decreased by approximately ($0.6) million, or (42.6%), due to lower interest rates in 2009.

Net Income to Common Stockholders and Net Income to Noncontrolling Interests
The following table depicts the amounts of earnings attributable to common stockholders and noncontrolling interests for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Net income to common stockholders	$8,391	$10,134	$(1,743)	(17.2%	)
Net income to noncontrolling interests	26,058	40,206	(14,148)	(35.2%	)
Total net income	$34,449	$50,340	$(15,891)	(31.6%	)

As of December 31, 2009 and 2008, we owned a controlling general partner interest of 24.31%, 21.85%, 16.31% and 12.52% and 20.02%, 21.85%, 16.31% and 12.52% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 20.65% and 18.73% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2009 and 2008, respectively. Net income available to common stockholders in 2009 decreased by approximately ($1.7) million, or (17.2%), from 2008. Net income attributable to noncontrolling interests in 2009 decreased by approximately ($14.1) million, or (35.2%), from 2008. The decrease in net income attributable to common stockholders and noncontrolling interests resulted primarily because net income in 2008 reflected gain from the sale of two R&D properties in our unconsolidated joint venture, TBI-MWP.

Noncontrolling interests represent the limited partners’ ownership interest of 79.35% and 81.27% in the operating partnerships, on a weighted average basis, as of December 31, 2009 and 2008, respectively.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Rental Income from Continuing Property Operations
As of December 31, 2008 and 2007, through our controlling interests in the operating partnerships, we owned 111 and 109 R&D properties totaling approximately 8.0 and 7.9 million rentable square feet, respectively. We acquired two R&D properties during 2008.

The following table depicts the amounts of rental income from continuing operations for the years ended December 31, 2008 and 2007 represented by our historical properties and the percentage of the total decrease in rental income over the period that is represented by each group of properties.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$75,653	$80,282	$(4,629)	(5.8%	)
2007 Acquisitions (2)	33	55	(22)	(40%	)
2008 Acquisitions (3)	3,389	-	3,389	100%
Total	$79,075	$80,337	$(1,262)	(1.6%	)

(1)	“Same Property” is defined as properties owned by us prior to 2007 that we still owned as of December 31, 2008.
(2)	Operating rental income for 2007 Acquisitions does not reflect a full 12 months of operations in 2007 because these properties were acquired at various times during the year.
(3)	Operating rental income for 2008 Acquisitions does not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

For the year ended December 31, 2008, our rental income decreased by approximately ($1.3) million, or (1.6%). Approximately $4.1 million of amortization expense with respect to above-market leases that we obtained through property acquisitions was offset against revenue for the year ended December 31, 2007. The ($1.3) million decrease in rental income resulted from current adverse market conditions as “Same Property” rents decreased due to lease terminations, cessation of tenant operations and tenant relocations since December 31, 2007.

Our overall occupancy rate for leased properties at December 31, 2008 and 2007 was approximately 66.4% and 61.7%, respectively. According to the CTBT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2008 was approximately 83.7%. Factors that contributed to our low occupancy rate were primarily the general downturn in the Silicon Valley’s economy in recent years, the softening of the R&D property market specifically, as well as the weaker relative performance of certain properties due to their location and the weak demand in those submarkets.

Other Income from Continuing Property Operations
The following table depicts the amounts of other income, including lease terminations and settlements, from continuing operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Other income	$4,223	$61,982	$(57,759)	(93.2%	)

Other income, including lease terminations and settlements, of approximately $4.2 million for the year ended December 31, 2008 included approximately $3.0 million of lease termination fees, $1.0 million of management fees, and $0.2 million of miscellaneous income. Other income, including lease terminations and settlements, of approximately $62.0 million for the year ended December 31, 2007 included approximately $57.5 million of lease termination fees, $1.8 million from security deposit forfeitures, $1.0 million of management fees, $0.3 million from tenant bankruptcy settlements and $1.4 million of miscellaneous income. In 2007, of the $57.5 million in lease termination fees, approximately $46 million was from the Ciena Corporation lease termination. Management fees are paid by the tenants to the landlord for the administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

Expenses from Continuing Property Operations
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes (“operating expenses”) from continuing operations for the years ended December 31, 2008 and 2007 and the percentage of total increase in expenses over the period that is represented by each group of properties.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$22,657	$20,107	$2,550	12.7%
2007 Acquisitions (2)	403	264	139	52.7%
2008 Acquisitions (3)	400	-	400	100%
Total	$23,460	$20,371	$3,089	15.2%

(1)	“Same Property” is defined as properties owned by us prior to 2007 that we still owned as of December 31, 2008.
(2)	Operating expenses for 2007 Acquisitions do not reflect a full 12 months of operations in 2007 because these properties were acquired at various times during the year.
(3)	Operating expenses for 2008 Acquisitions do not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

Operating expenses from continuing operations increased by approximately $3.1 million, or 15.2%, from $20.4 million for the year ended December 31, 2007 to $23.5 million for the year ended December 31, 2008 primarily due to higher real estate taxes, repair and maintenance costs and utility rates. Tenant reimbursements from continuing operations increased by approximately $3.0 million, or 22.8%, from $13.4 million for the year ended December 31, 2007 to $16.4 million for the year ended December 31, 2008. The increase in tenant reimbursements resulted primarily from the increase in operating expenses. Total operating expenses exceeded tenant reimbursements because of vacancies which reached approximately 2.7 million rentable square feet by year-end 2008. Certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties.  At December 31, 2008 our vacancy rate was approximately 34%.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
General and administrative	$2,635	$3,035	$400	(13.2%	)

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

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$23,224	$22,588	$636	2.8%

Depreciation and amortization expense of real estate from continuing operations increased by approximately $0.6 million, or 2.8%, primarily due to two property acquisitions, construction of new tenant improvements and the write-off of tenant improvements in connection with a lease termination.

Other Income and Expenses
The following table depicts the amounts of equity in earnings of unconsolidated joint venture from operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Equity in earnings of unconsolidated joint venture	$19,617	$1,408	$18,209	1,293.3%

As of December 31, 2008, we had investments in one R&D building, totaling approximately 155,500 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2008 and 2007, equity in earnings from the unconsolidated joint venture was approximately $19.6 million and $1.4 million, respectively. Our equity in earnings from this unconsolidated joint venture increased primarily due to a gain from the sale of two R&D properties in 2008. The occupancy rate for the properties owned by this joint venture at December 31, 2008 and 2007 was 100%.

The following table depicts the amounts of interest and dividend income from operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Interest and dividend income	$1,735	$3,086	$(1,351)	(43.8%	)

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

In 2008, we recorded an unrealized loss from investment in marketable securities of approximately ($0.3) million. As of December 31, 2008, the fair value of the investment totaled approximately $3.3 million and our cost was approximately $3.6 million.

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Interest	$19,787	$20,131	$(344)	(1.7%	)
Interest (related parties)	1,332	724	608	84%
Total	$21,119	$20,855	$264	1.3%

Interest expense decreased by approximately ($0.3) million, or (1.7%). Interest expense (related parties) increased by approximately $0.6 million, or 84.0%, due to short-term notes payable issued to the Berg Group in connection with quarterly dividend distributions. As of December 31, 2008, the short-term notes payable were paid off in full.

Discontinued Operations
The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Net gain on disposal of discontinued operations	-	$6,529
Net income attributable to discontinued operations	-	91
Income from discontinued operations	-	$6,620

In 2007, we sold two R&D properties and classified the net gains on sale and operating results of the disposed properties as discontinued operations. Prior period results of operations for these properties were retrospectively adjusted and presented in discontinued operations in prior consolidated statements of operations.

Net Income to Common Stockholders and Net Income to Noncontrolling Interests
The following table depicts the amounts of earnings attributable to common stockholders and noncontrolling interests for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Net income to common stockholders	$10,134	$18,888	$(8,754)	(46.3%	)
Net income to noncontrolling interests	40,206	76,960	(36,754)	(47.8%	)
Total net income	$50,340	$95,848	$(45,508)	(47.5%	)

As of December 31, 2008 and 2007, we owned a controlling general partner interest of 20.02%, 21.85%, 16.31% and 12.52% and 19.94%, 21.78%, 16.26% and 12.48% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned an 18.73% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2008 and 2007. Net income available to common stockholders in 2008 decreased by approximately ($8.8) million, or (46.3%), from 2007. Our net income attributable to noncontrolling interests in 2008 decreased by approximately ($36.8) million, or (47.8%), from December 31, 2007. The decrease in net income attributable to common stockholders and noncontrolling interests resulted primarily due to lower lease termination income and higher operating expenses described above.

Noncontrolling interests represent the limited partners’ ownership interest of 81.27% in the operating partnerships, on a weighted average basis, as of December 31, 2008 and 2007.

Changes in Financial Condition

Year Ended December 31, 2009
The most significant changes in our financial condition in 2009 resulted from the exchange of O.P. Units for shares of our common stock.

Debt outstanding, including amounts due related parties, decreased by approximately ($1.9) million, or (0.5%), from $352.7 million as of December 31, 2008 to $350.9 million as of December 31, 2009. During 2009, we borrowed from the Berg Group and our revolving line of credit and made recurring scheduled debt payments.

In 2009, two limited partners exchanged a total of 2,122,000 O.P. Units for 2,122,000 shares of our common stock pursuant to the Exchange Rights Agreement resulting in a reclassification of approximately $15.8 million from noncontrolling interests to additional paid-in-capital.

The conversion of O.P. Units to shares of our common stock was applied to increase our percentage interest as general partner in the operating partnerships.

Year Ended December 31, 2008
The most significant changes in our financial condition in 2008 resulted from the acquisition of two R&D properties, the exercise of stock options and the exchange of O.P. Units for shares of our common stock.

During 2008, we acquired two R&D properties representing approximately 186,000 rentable square feet for an aggregate gross purchase price of approximately $35.8 million. We acquired one R&D property in a tax-deferred exchange transaction plus cash and paid cash to members of the Berg Group to acquire the second R&D property.

Debt outstanding, including amounts due related parties, increased by approximately $6.0 million, or 1.7%, from $346.7 million as of December 31, 2007 to $352.7 million as of December 31, 2008. During 2008, we repaid the remaining balance on the Prudential loan with proceeds from the $115 million Hartford loan, borrowed from the Berg Group and our revolving line of credit and made recurring scheduled debt payments.

During the year ended December 31, 2008, stock options to purchase 70,487 shares of our common stock were exercised at $10.00 per share and stock options to purchase 6,667 shares of our common stock were exercised at $9.51 per share. The total proceeds of approximately $0.8 million increased additional paid-in-capital.

In 2008, three limited partners exchanged a total of 6,970 O.P. Units for 6,970 shares of our common stock pursuant to the Exchange Rights Agreement resulting in a reclassification of approximately $0.07 million from noncontrolling interests to additional paid-in-capital.

The conversion of O.P. Units to shares of our common stock was applied to increase our percentage interest as general partner in the operating partnerships.

Liquidity and Capital Resources

In 2010, we anticipate operating cash flows from our property portfolio to be lower compared with 2009. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley, principally the south San Jose area. If we are unable to lease a significant portion of the approximately 217,000 rentable square feet scheduled to expire in 2010, as well as our currently available space, our operating cash flows will be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently.

We expect our principal source of liquidity for distributions to stockholders and O.P. Unit holders (noncontrolling interests), debt service, leasing costs, capital expenditures and tenant improvement to come from net cash flow provided by operations and borrowings from our credit facility and other sources of financing, as required. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2010. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash and investments, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on our existing cash reserves. In 2010, we will be obligated to make payments totaling approximately $22.7 million of debt principal under our existing mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

The cost and availability of credit have been adversely affected by the continuing state of the capital and commercial lending markets. We continue to evaluate sources of financing for our business activities, including borrowings under the credit facility and fixed-rate secured mortgage financing. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the continuing recessionary conditions, significant tenant defaults, a further decline in the demand for R&D/office properties, and a decrease in market rental rates or market values of real estate assets in our submarkets.

On March 4, 2008, we established a $10 million uncollateralized revolving line of credit with Heritage Bank of Commerce (“HBC”). We paid approximately $26,000 in loan and legal fees. On April 17, 2008, we entered into a change in terms agreement with HBC that increased the facility from $10 million to $17.5 million. On October 13, 2009, we entered into a change in terms agreement with HBC to amend the maturity date to September 15, 2011. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. We paid approximately $23,000 in loan and legal fees for the renewal of the loan. The HBC revolving line of credit is secured by three properties consisting of approximately 0.2 million rentable square feet and contains certain customary covenants as defined in the loan agreement. The proceeds from the HBC revolving line of credit may be used to repay debt, complete acquisitions, pay dividends and distributions and finance other working capital requirements.

In 2009, we issued multiple notes in the aggregate amount of $22 million to M&M Real Estate Control & Restructuring, LLC for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. The proceeds were used to pay outstanding short-term notes issued to the Berg Group and for general corporate purposes. This cash is required to be paid to us in any event between now and December 2011 under the terms of the lease termination and assumption agreements with M&M Real Estate Control & Restructuring, LLC and the former tenant under the lease.

As of December 31, 2009, we were in compliance with loan covenants relating to the Allianz, Hartford, Northwestern mortgage loans and the HBC revolving line of credit.

Cash and cash equivalents increased by approximately $1.0 million from $0 as of December 31, 2008 to $1.0 million as of December 31, 2009.

Restricted cash totaled approximately $0.2 million as of December 31, 2009 (see Item 8, “Financial Statements and Supplementary Data – Note 7” for further discussion of restricted cash). Of this amount, $0.1 million represents a balance we have consolidated due to the accounting provision for variable interest entity. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders. The balance of restricted cash is a $0.1 million deposit for a property purchase offer.

Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We intend to continue operating as a REIT in 2010. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our stockholders. Also as a REIT, we generally will not be subject to federal income taxes on our taxable income.

Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our current level of quarterly common dividends to stockholders and O.P. Unit holders through our net cash flows provided by operating activities, borrowings from the Berg Group and borrowings from our credit facility, less our recurring and nonrecurring property capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of our operating assets over time.

For 2010, we expect to maintain our quarterly dividend payment at the current rate of $0.15 per share to common stockholders and O.P. Unit holders and fund it with net cash flow provided by operations and borrowings from our credit facility and other sources of financing, as required. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant (see Item 1A, “Risk Factors - Stockholders are not assured of receiving cash distributions from us”).

On January 7, 2010, we paid dividends of $0.15 per share of common stock to all common stockholders of record as of December 31, 2009. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. Unit to all holders of O.P. Units, with the exception of the Berg Group. A short-term note payable, which bears interest at LIBOR plus 1.75%, in the aggregate amount of approximately $20.8 million was issued to the Berg Group in connection with the fourth quarter 2009 dividend distributions and the loan amount outstanding at December 31, 2009. Aggregate dividends and distributions for the quarter ended December 31, 2009 amounted to approximately $15.8 million.

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

We anticipate that cash available for distribution will exceed earnings and profits for federal income tax purposes, as the latter figure takes into account non-cash expenses such as depreciation and amortization that we will incur. Distributions other than capital gain distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes most likely will be taxable to U.S. stockholders as ordinary dividend income unless a stockholder is a tax-exempt entity. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the U.S. stockholder’s basis in the common stock to the extent of such basis, and thereafter as taxable gain. The percentage of such distributions in excess of earnings and profits, if any, may vary from period to period.

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, note, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at December 31, 2009 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	2010	2011	2012	2013	2014	Thereafter	Total
Principal payments (1)	$22,653	$28,575	$14,935	$81,269	$10,891	$192,547	$350,870
Interest payments-fixed rate debt (2)	18,433	17,652	16,825	12,820	11,366	62,288	139,384
Interest payments-variable rate debt (3)	809	-	-	-	-	-	809
Operating lease obligations (4)	120	30	-	-	-	-	150
Total	$42,015	$46,257	$31,760	$94,089	$22,257	$254,835	$491,213

(1)	As of December 31, 2009, 93.2% of our debt was contractually fixed and 6.8% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)
The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on 4.00% and LIBOR plus a 1.75% spread at December 31, 2009, the scheduled interest payment dates and maturity dates.

(4)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

At December 31, 2009, we had total indebtedness of approximately $350.9 million. A table listing our indebtedness as of December 31, 2009 is set forth in Item 8, “Financial Statements and Supplementary Data – Note 8.”

At December 31, 2009, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $7.19 per share on December 31, 2009) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 31.6%. On December 31, 2009, the last trading day for the year, total market capitalization was approximately $1.11 billion. By comparison, on December 31, 2008 total debt as a percentage of market capitalization was 30.4% and total market capitalization was approximately $1.16 billion.

At December 31, 2009, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was approximately $2.3 million. The due date of the demand notes has been extended to September 30, 2011. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount.  At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Our cash flow activities are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash flow provided by operating activities	$56,072	$76,872	$78,814
Cash flow used in investing activities	$(278)	$(26,496)	$(8,548)
Cash flow used in financing activities	$(54,808)	$(74,067)	$(80,360)

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008
Cash and cash equivalents were approximately $1.0 million at December 31, 2009 compared with $0 at December 31, 2008.

Net cash provided by operating activities for the year ended December 31, 2009 was approximately $56.1 million, compared with approximately $76.9 million for the year ended December 31, 2008. Cash provided by operating activities was higher in 2008 primarily because of a $16.9 million cash distribution received from our unconsolidated joint venture, TBI-MWP, from the sale of two R&D buildings. In addition, in 2009 we used operating cash flow to fund a $4.7 million deposit to appeal the court’s final decision in the RPC litigation and for higher leasing commission payments (included in other assets).

Cash used in investing primarily consists of property acquisitions, improvements to our properties and proceeds from investment in marketable securities. Net cash used in investing activities was approximately ($0.3) million for the year ended December 31, 2009 compared with approximately ($26.5) million for the year ended December 31, 2008. Net cash used in investing activities for the year ended December 31, 2009 related principally to capital expenditures relating to real estate improvements of approximately $0.2 million and approximately $0.1 million as a deposit for a property purchase offer. In 2008, we acquired two properties for approximately $35.8 million, incurred capital expenditures relating to real estate improvements of approximately $6.5 million and transferred excess restricted cash of approximately $7.7 million to our general cash account. We used restricted cash totaling approximately $8.1 million for the acquisition of one R&D property in a tax-deferred exchange transaction involving our former R&D property at Morse Avenue in Sunnyvale, California.

Net cash used in financing activities was approximately ($54.8) million for the year ended December 31, 2009 compared with approximately ($74.0) million for the year ended December 31, 2008. During 2009, financing activities included borrowing approximately $1.4 million under our line of credit, borrowing $22 million from M&M Real Estate Control & Restructuring, LLC through restricted cash, payments of approximately $12.6 million for outstanding debt, borrowing and repayment of approximately $39.4 million to the Berg Group to repay short-term loans, payments of approximately $14.8 million to common stockholders as dividends and payments of approximately $50.8 million to O.P. Unit holders as distributions. During 2008, financing activities included borrowing $115 million under a new collateralized mortgage loan, borrowing approximately $13.1 million under our line of credit, payments of approximately $122.1 million for outstanding debt, borrowing and repayment of approximately $19.4 million for the purchase of an R&D building, borrowing and repayment of $3.0 million under a short-term loan, payment of approximately $1.2 million in financing costs related to a new mortgage loan, refund of $1.5 million from a certificate of deposit related to a former loan escrow, receipt of approximately $0.8 million from stock option exercises, payments of approximately $15.0 million to common stockholders as dividends and payments of approximately $66.1 million to O.P. Unit holders as distributions.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007
Cash and cash equivalents were approximately $0 at December 31, 2008 compared with $23.7 million at December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2008 was approximately $76.9 million compared with approximately $78.8 million for the year ended December 31, 2007. The decrease in cash provided by operating activities resulted primarily from investing approximately $3.4 million in marketable securities.

Cash used in investing primarily consists of property acquisitions, improvements to our properties and investment in marketable securities. Net cash used in investing activities was approximately ($26.5) million for the year ended December 31, 2008 compared with approximately ($8.5) million for the year ended December 31, 2007. In 2008, we acquired two properties for approximately $35.8 million, incurred capital expenditures relating to real estate improvements of approximately $6.5 million and transferred excess restricted cash of approximately $7.7 million to our general cash account. We used restricted cash totaling approximately $8.1 million for the acquisition of one R&D property in a tax-deferred exchange transaction involving our former R&D property at Morse Avenue in Sunnyvale, California. In 2007, we acquired six properties for approximately $47.5 million, incurred capital expenditures relating to real estate improvements of approximately $4.9 million and transferred excess restricted cash of approximately $0.6 million to our general cash account. We used restricted cash totaling approximately $43.2 million for the acquisition of three R&D properties and 55 acres of vacant land in tax-deferred exchange transactions involving our former R&D properties at Samaritan Drive in San Jose, California. We sold two R&D properties for approximately $15.4 million, net, as described above, the proceeds of which were reflected on our consolidated balance sheet as restricted cash at December 31, 2007.

Net cash used in financing activities was approximately ($74.0) million for the year ended December 31, 2008 compared with approximately ($80.3) million for the year ended December 31, 2007. During 2008, financing activities included borrowing $115 million under a new collateralized mortgage loan, borrowing approximately $13.1 million under our line of credit, payments of approximately $122.1 million for outstanding debt, borrowing and repayment of approximately $19.4 million for the purchase of an R&D building, borrowing and repayment of $3.0 million under a short-term loan, payment of approximately $1.2 million in financing costs related to a new mortgage loan, refund of $1.5 million from a certificate of deposit related to a former loan escrow, receipt of approximately $0.8 million from stock option exercises, payments of approximately $15.0 million to common stockholders as dividends and payments of approximately $66.1 million to O.P. Unit holders as distributions. During 2007, financing activities included payments of approximately $11.0 million for outstanding debt, payment of approximately $1.5 million for a certificate of deposit related to a loan escrow, payments of approximately $12.5 million to common stockholders as dividends and payments of approximately $55.3 million to O.P. Unit holders as distributions.

Capital Expenditures

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements.  For the years ended December 31, 2005 through December 31, 2009, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $5.9 million annually. We will have approximately 217,000 rentable square feet under expiring leases in 2010. We expect that the average cost of recurring tenant/building improvements and leasing commissions related to these properties will be approximately $3.0 million during 2010. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through our currently available sources of capital, including operating cash flows, cash on hand, and our credit facility (see “Policies with Respect to Certain Activities – Financing Policies” below).

Distribution Policy

Distributions are determined by our Board of Directors and depend on actual cash available for distributions, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. For a discussion of the risk that we will not meet our distribution objectives, see Item 1A, “Risk Factors – Stockholders are not assured of receiving cash distributions from us.”

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

•
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

•	changes in certain policies with respect to conflicts of interest must be consistent with legal requirements;
•
certain policies with respect to competition by and acquisitions from the Berg Group are imposed pursuant to provisions of the acquisition agreement that cannot be amended or waived without the approval of the Independent Directors Committee of our Board of Directors;

•	we cannot take any action intended to terminate our qualification as a REIT without the approval of more than 75% of the entire Board of Directors; and
•
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

While we will emphasize equity real estate investments, we may, in our discretion and subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, invest in mortgage and other real estate interests, including securities of other real estate investment trusts. We have not previously invested in mortgages of other real estate investment trusts. As of December 31, 2009, we have invested approximately $6.6 million in securities of another real estate investment trust.

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

In the event that the Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional shares of common stock, preferred stock or other capital stock, including securities senior to the common stock, in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property. In the event that we issue any shares of common stock or securities convertible into or exchangeable or exercisable for, shares of common stock, subject to limited exceptions, such as the issuance of common stock pursuant to any stock incentive plan adopted by us or pursuant to limited partners’ exercise of the exchange rights or the put rights, the limited partners will have the right to purchase common stock or such securities in order to maintain their respective percentage interests in us on a Fully Diluted basis. If the Board of Directors determines that we will raise additional equity capital to fund investments by the operating partnerships, we will contribute such funds to the operating partnerships as a contribution to capital and purchase of additional units of general partner interest; however, holders of O.P. Units will have the right to participate in such funding on a pro rata basis. In the event that holders of O.P. Units sell their O.P. Units to us upon exercise of their put rights, we are authorized to raise the funds for such purchase by issuing additional shares of common stock. Alternatively, we may issue additional shares of common stock in exchange for the tendered O.P. Units.

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

Disposition Policies

From time to time we may dispose of properties in our portfolio, subject to the required approvals as set forth below. During the past five years we have sold vacant R&D properties that we did not believe were likely to earn the type of return on assets that we seek.  We will continue to dispose of under-performing properties when we consider it appropriate.

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

Impact of New Accounting Pronouncements

For discussion of recent accounting pronouncements, see Item 8, “Financial Statements and Supplementary Data – Note 2” to our consolidated financial statements included in this report.

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

We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effects on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2009. The current terms of our outstanding debt are described in Item 8, “Financial Statements and Supplementary Data – Note 8.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2009 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2009 will be paid upon maturity.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$13,328	$14,109	$14,935	$81,269	$10,891	$192,547	$327,079	$318,375
Weighted average interest rate	5.74%	5.74%	5.74%	5.74%	5.74%	5.74%

Variable Rate Debt:
Unsecured debt	$9,325	-	-	-	-	-	$9,325	$9,325
Weighted average interest rate	1.98%	-	-	-	-	-

Secured debt	-	$14,466	-	-	-	-	$14,466	$14,466
Weighted average interest rate	-	4.00%	-	-	-	-

The fixed rate debt represented 93.2% and 96.3% and the variable rate debt represented 6.8% and 3.7% of all debt outstanding for the years ended December 31, 2009 and 2008, respectively.

All of our debt is denominated in United States dollars. The weighted average interest rate for the fixed rate debt was approximately 5.74% and 5.86% for the years ended December 31, 2009 and 2008, respectively. The increase in interest expense attributable to the average interest rate difference between 2009 and 2008 was approximately $1.8 million, which was a result of approximately $2.4 million related to the Hellyer Avenue Limited Partnership litigation.

The primary market risk we face is the risk of interest rate fluctuations. The Heritage Bank of Commerce revolving line of credit and note payable (related parties), which are tied to a LIBOR based interest rate, was approximately $23.8 million, or 6.8%, of the total $350.9 million of debt as of December 31, 2009. The interest rate on the Heritage Bank of Commerce revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum, which is currently at 4.00%. With a floating interest rate we could pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. As of December 31, 2009 and 2008, we did not have any derivative instruments.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable rate debt. It includes “forward-looking statements” regarding market risk, but we are not forecasting the occurrence of these market changes. Based on the amount of variable debt outstanding as of December 31, 2009, a 1% increase or decrease in interest rates on our $23.8 million of floating rate debt would decrease or increase, respectively, annual earnings and cash flows by approximately $0.09 million (excludes the HBC line of credit since its interest rate is greater than LIBOR plus 1.75%), as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate any such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes on our financial structure.

Item 8.  Financial Statements and Supplementary Data

MISSION WEST PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mission West Properties, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

\S\ Burr Pilger Mayer, Inc.

San Francisco, California
March 16, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited Mission West Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect that transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mission West Properties, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009, and the related financial statement schedules listed in the Index at Item 15(a), and our reports dated March 16, 2010 expressed an unqualified opinion thereon.

\S\ Burr Pilger Mayer, Inc.

San Francisco, California
March 16, 2010

MISSION WEST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS
	December 31,
	2009	2008
Investments in real estate:
Land	$320,911	$320,911
Buildings and improvements	799,649	799,471
Real estate related intangible assets	3,240	3,240
Total investments in properties	1,123,800	1,123,622
Accumulated depreciation and amortization	(204,153)	(180,043)
Net investments in properties	919,647	943,579
Investment in unconsolidated joint venture	3,828	3,768
Net investments in real estate	923,475	947,347

Cash and cash equivalents	986	-
Restricted cash	197	39,478
Restricted investment in marketable securities	12,069	-
Investment in marketable securities	-	3,368
Deferred rent receivables	18,711	17,841
Other assets, net	30,951	26,251
Total assets	$986,389	$1,034,285

LIABILITIES AND EQUITY

Liabilities:
Mortgage notes payable	$318,818	$330,908
Mortgage note payable (related parties)	8,261	8,761
Note payable (related parties)	9,325	-
Revolving line of credit	14,466	13,079
Interest payable	1,573	1,596
Security deposits	4,849	5,272
Deferred rental income	6,539	3,964
Dividends and distributions payable	15,791	21,055
Accounts payable and accrued expenses	9,638	17,747
Total liabilities	389,260	402,382

Commitments and contingencies (Note 16)

Equity:
Stockholders’ equity attributable to Mission West Properties, Inc.:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 21,870,211
and 19,748,211 shares issued and outstanding at December 31, 2009 and 2008	22	20
Additional paid-in capital	170,606	154,412
Distributions in excess of accumulated earnings	(25,784)	(20,014)
Total stockholders’ equity attributable to Mission West Properties, Inc.	144,844	134,418
Noncontrolling interests in operating partnerships	452,285	497,485
Total equity	597,129	631,903
Total liabilities and equity	$986,389	$1,034,285

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Operating revenues:
Rental income	$82,520	$79,075	$80,337
Above market lease intangible asset amortization	-	-	(4,091)
Tenant reimbursements	18,732	16,406	13,355
Other income, including lease terminations and settlements	3,756	4,223	61,982
Total operating revenues	105,008	99,704	151,583

Operating expenses:
Property operating, maintenance and real estate taxes	27,860	23,460	20,371
General and administrative	2,336	2,635	3,035
Depreciation and amortization	24,110	23,224	22,588
Total operating expenses	54,306	49,319	45,994

Operating income	50,702	50,385	105,589

Other income (expenses):
Equity in earnings of unconsolidated joint venture	309	19,617	1,408
Interest and dividend income	1,309	1,735	3,086
Unrealized gain (loss) from investment in marketable securities	5,011	(278)	-
Interest expense	(22,117)	(19,787)	(20,131)
Interest expense – related parties	(765)	(1,332)	(724)
Income from continuing operations	34,449	50,340	89,228

Discontinued operations:
Net gain on disposal of properties classified as discontinued operations	-	-	6,529
Net income attributable to discontinued operations	-	-	91
Income from discontinued operations	-	-	6,620

Net income	34,449	50,340	95,848
Net income attributable to noncontrolling interests	(26,058)	(40,206)	(76,960)
Net income available to common stockholders	$8,391	$10,134	$18,888

Net income per share from continuing operations:
Basic	$0.39	$0.51	$0.90
Diluted	$0.38	$0.51	$0.89
Net income per share from discontinued operations:
Basic	-	-	$0.06
Diluted	-	-	$0.06
Net income per share to common stockholders:
Basic	$0.39	$0.51	$0.96
Diluted	$0.38	$0.51	$0.95
Weighted average shares of common stock (basic)	21,736,699	19,714,414	19,627,234
Weighted average shares of common stock (diluted)	21,923,104	19,996,349	19,854,411
Weighted average O.P. units	83,538,477	85,528,329	85,162,240
Outstanding common stock	21,870,211	19,748,211	19,664,087
Outstanding O.P. units	83,404,965	85,526,965	85,533,935

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity Attributable to Mission West Properties, Inc.	Noncontrolling Interests in Operating Partnerships	Total Equity

Balance, December 31, 2006	19,443,587	$19	$149,541	$(20,682)	$128,878	$501,282	$630,160

Net income	-	-	-	18,888	18,888	76,960	95,848
Dividends declared per common share and O.P. Unit at $0.64 per share/unit	-	-	-	(12,572)	(12,572)	(54,580)	(67,152)
Joint ventures distributions	-	-	-	-	-	(785)	(785)
Issuance of common stock upon O.P. Unit conversion	220,500	1	2,854	-	2,855	(2,855)	-
Issuance of O.P. Units – property acquisition	-	-	-	-	-	6,604	6,604
Amortization of stock-based compensation	-	-	629	-	629	-	629
Balance, December 31, 2007	19,664,087	20	153,024	(14,366)	138,678	526,626	665,304

Net income	-	-	-	10,134	10,134	40,206	50,340
Dividends declared per common share and O.P. Unit at $0.80 per share/unit	-	-	-	(15,782)	(15,782)	(68,423)	(84,205)
Joint ventures distributions	-	-	-	-	-	(858)	(858)
Issuance of common stock upon O.P. Unit conversion	6,970	-	66	-	66	(66)	-
Issuance of common stock upon option exercise	77,154	-	769	-	769	-	769
Amortization of stock-based compensation	-	-	553	-	553	-	553
Balance, December 31, 2008	19,748,211	20	154,412	(20,014)	134,418	497,485	631,903

Net income	-	-	-	8,391	8,391	26,058	34,449
Dividends declared per common share and O.P. Unit at $0.65 per share/unit	-	-	-	(14,161)	(14,161)	(54,268)	(68,429)
Joint ventures distributions	-	-	-	-	-	(1,146)	(1,146)
Issuance of common stock upon O.P. Unit conversion	2,122,000	2	15,842	-	15,844	(15,844)	-
Amortization of stock-based compensation	-	-	352	-	352	-	352
Balance, December 31, 2009	21,870,211	$22	$170,606	$(25,784)	$144,844	$452,285	$597,129

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$34,449	$50,340	$95,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,110	23,224	22,735
Amortization of above market lease	-	-	4,091
Gain from disposal of properties classified as discontinued operations	-	-	(6,529)
Unrealized (gain) from restricted investment in marketable securities	(5,011)	278	-
Dividend income from restricted investment in marketable securities	(726)	-	-
Equity in earnings of unconsolidated joint venture	(309)	(19,617)	(1,408)
Distributions from unconsolidated joint venture	250	18,584	2,141
Interest earned on restricted cash	(94)	(977)	(1,631)
Lease termination fee income related to restricted cash	10,864	9,741	(35,636)
Stock-based compensation expense	352	553	629
Other	-	123	147
Change in operating assets and liabilities, net of liabilities assumed:
Proceeds from (purchase of) investment in marketable securities	3,646	(3,368)	-
Deferred rent receivables	(870)	(3,008)	3,656
Other assets	(4,700)	(2,575)	(389)
Interest payable	68	265	(44)
Security deposits	(423)	518	(2,230)
Deferred rental income	2,575	662	(3,572)
Accounts payable and accrued expenses	(8,109)	2,129	1,006
Net cash provided by operating activities	56,072	76,872	78,814

Cash flows from investing activities:
Improvements to investments in real estate	(178)	(6,468)	(4,878)
Net proceeds from sale of properties	-	-	15,431
Acquisition of properties	-	(35,764)	(47,491)
Restricted cash held in escrow	(100)	-	(15,431)
Restricted cash released for purchase of properties	-	8,082	43,191
Proceeds from release of restricted cash	-	7,654	630
Net cash provided by (used in) investing activities	(278)	(26,496)	(8,548)

Cash flows from financing activities:
Proceeds from mortgage loan payable	-	115,000	-
Principal payments on mortgage notes payable	(12,090)	(121,612)	(10,581)
Principal payments on mortgage notes payable (related parties)	(500)	(463)	(430)
Real estate purchase financing (related parties)	-	19,429	-
Payment on real estate purchase financing (related parties)	-	(19,429)	-
Proceeds from note payable (related parties)	39,420	3,000	-
Payment on note payable (related parties)	(39,420)	(3,000)	-
Proceeds from note payable	22,000	-	-
Net borrowings on revolving line of credit	1,387	13,079	-
Debt issuance costs	-	(1,231)	-
Loan escrow refund (deposit)	-	1,500	(1,500)
Net proceeds from exercise of stock options	-	768	-
Distributions paid to noncontrolling interests	(50,775)	(66,129)	(55,313)
Dividends paid to common stockholders	(14,830)	(14,979)	(12,536)
Net cash used in financing activities	(54,808)	(74,067)	(80,360)

Net increase (decrease) in cash and cash equivalents	986	(23,691)	(10,094)
Cash and cash equivalents, beginning of year	-	23,691	33,785

Cash and cash equivalents, end of year	$986	$-	$23,691

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	ORGANIZATIONS AND FORMATION OF THE COMPANY

Mission West Properties, Inc. (“the Company”) is a fully integrated, self-administered and self-managed real estate company that acquires and manages research and development (“R&D”)/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% interest in each of four existing limited partnerships (referred to collectively as the “operating partnerships”) and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. At that time, all limited partnership interests in the operating partnerships were converted into 59,479,633 Operating Partnership Units (“O.P. Units”), which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

As of December 31, 2009, the Company owns a controlling general partner interest of 24.31%, 21.85%, 16.31% and 12.52% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 20.65% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

The Company, through the operating partnerships, owns interests in 111 R&D properties at December 31, 2009, all of which are located in the Silicon Valley.

Business Segment Information
The Company’s primary business is the ownership and management of R&D/office real estate with a geographic concentration in the Silicon Valley of the San Francisco Bay Area. Accordingly, the Company has concluded that it currently has a single reportable segment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation
Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (the “FASB Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States of America. The FASB Codification became the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure. Certain SEC guidance is also included in the FASB Codification and follows a similar topical structure in separate SEC sections.

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, the operating partnerships (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The Company consolidates all variable interest entities in which it is deemed to be the primary beneficiary.

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

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Summary of Significant Accounting Policies:

Real Estate Assets and Related Intangible Assets
Real estate assets are stated at cost. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

Effective January 1, 2009, the Company adopted new accounting provision pertaining to operating property acquisitions. This new accounting provision, which the Company adopted on a prospective basis, did not impact the Company’s consolidated financial statements for the periods presented since the Company did not acquire any operating properties during the year ended December 31, 2009. The impact of the new accounting provision on future periods will ultimately depend on acquisition activity, but could be material in periods of increasing acquisition activity due to the new requirements to expense acquisition costs as incurred.

In accordance with the new accounting provision, the Company records the acquired assets and assumed liabilities of operating property acquisitions completed after January 1, 2009 at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, unamortized leasing commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any.

The fair value of buildings and improvements, tenant improvements, and unamortized leasing commissions are based on current market replacement costs and other relevant market rate information. The fair value of land is derived from comparable sales of land within the same region.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in real estate related intangible assets in the consolidated balance sheets and amortized as an increase to depreciation and amortization expense over the remaining non-cancelable term of the applicable leases.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts recorded for above-market or below-market leases are included in real estate assets or real estate related liabilities in the consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the applicable leases.

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

Impairment of Long-Lived Assets
The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost.  For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The analysis that the Company prepares in connection with determining if there may be any asset impairment loss considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended December 31, 2009 and 2008.

Discontinued Operations and Properties Held for Sale
The results of operations and net gain or loss on the sale of property and the results of operations on properties classified as held for sale are presented in the consolidated statements of operations as discontinued operations for all periods presented through the date of the applicable disposition if both the following criteria are met: (a) the operation and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. Prior period results of operations for these properties are retrospectively adjusted and presented in discontinued operations in prior consolidated statements of operations.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

A property is generally classified as held for sale once management has committed to an action to sell the property, the property is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such properties), an active program to locate a buyer is initiated, the sale is probable, the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties for sale with significant contingencies that may prevent their sale, such as obtaining rezoning approval from the city, are not classified as properties held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the property is reduced to the lower of its net book value or its fair value, less costs to sell the property. Subsequent to the classification of property as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of operations. The income (loss) from discontinued operations includes the revenues and expenses, including depreciation, associated with the properties. This classification of operating results as discontinued operations applies retroactively for all periods presented for properties designated as held for sale. Additionally, net gains and losses on properties designated as held for sale are classified as part of discontinued operations. The Company did not have any properties classified as held for sale as of December 31, 2009 and 2008.

Cash and Cash Equivalents
The Company considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in one or more financial institutions, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Restricted Cash
Restricted cash totaled approximately $197 as of December 31, 2009. Of this amount, $97 represents a balance the Company has consolidated due to the accounting provision applicable to a variable interest entity. The Company does not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders. The balance of restricted cash is a $100 deposit made by the Company for a property purchase offer.

As of December 31, 2008, restricted cash totaled approximately $39,478. In 2009, the Company issued multiple notes in the aggregate amount of $22,000 to M&M Real Estate Control & Restructuring, LLC, a variable interest entity that the Company consolidated, for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. The proceeds were used to pay outstanding short-term notes issued to the Berg Group and for general corporate purposes.

Funds Held at Qualified Intermediary for 1031 Exchange
Periodically, the Company enters into exchange agreements with qualified intermediaries to facilitate the exchange of real property pursuant to Section 1031 of the Code (“Section 1031 Exchange”). A Section 1031 Exchange generally allows for the deferral of income taxes related to the gain attributable to the sale of property if qualified replacement properties are identified within 45 days and such qualified replacement properties are acquired within 180 days from the initial sale. During the replacement period, the Company may direct the proceeds from a disposition to be held at a qualified intermediary for the sole purpose of completing a Section 1031 Exchange. The proceeds are generally classified as restricted cash.

Restricted Investment in Marketable Securities
Marketable securities reported in the Company’s consolidated balance sheets are accounted for as trading securities. These securities are considered restricted because they are held by our consolidated variable interest entity (see Note 7 below). The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding gain and loss recorded in unrealized gain or loss from investment. For the years ended December 31, 2009 and 2008, the Company recorded net unrealized gain (loss) of approximately $5,011 and ($278), respectively, related to the increase or decrease in fair value of the marketable securities, which was reported in unrealized gain (loss) from investment in marketable securities in the Company’s consolidated statements of operations.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

Noncontrolling Interests in Operating Partnerships
Noncontrolling interests in the operating partnerships represent the proportionate share of the equity in the operating partnerships of the limited partners. Net income attributable to noncontrolling interests is allocated based on their relative ownership percentage of the operating partnerships during the reported period. The issuance of additional shares of common stock or O.P. Units results in changes to the noncontrolling interests’ percentage. As a result, all equity transactions result in an allocation between equity and the noncontrolling interests in the Company’s consolidated balance sheets and statements of equity to account for the changes in the noncontrolling interests’ ownership percentage.

Effective January 1, 2009, the Company adopted new accounting provision with respect to noncontrolling interests. This new guidance requires that amounts formerly reported as minority interests be reported as noncontrolling interests on the Company’s consolidated financial statements. The presentation provision was applied retrospectively to the Company’s consolidated financial statements.

Revenue Recognition
Rental income is derived from operating leases and recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as “Deferred rent receivable” on the consolidated balance sheets. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs including property operating expenses, maintenance and real estate taxes. These additional rents from tenant reimbursements are reflected on the accrual basis.

Rental income is affected if existing tenants terminate or amend their leases. The Company tries to identify tenants who may be likely to declare bankruptcy, cease operations or otherwise terminate leases prior to the end of the lease term, such as tenants who do not occupy all or a large portion of the property being leased. By anticipating these events in advance, the Company expects to take steps to minimize their impact on its reported results of operations through lease renegotiations and other appropriate measures. Reserves against “Deferred rent receivable” are estimated by management based on known financial conditions of tenants and management’s estimate of net realizability of such receivables based on existing or expected negotiations with tenants. The Company’s judgments and estimations about tenants’ capacity to continue to meet their lease obligations will affect the rental income recognized. To date, actual reductions in revenue as a result of early terminations and the tenants’ inability to pay have been within management’s estimates. However, material differences may result in the amount and timing of the Company’s rental income for any period if it made different judgments or estimations.

Lease termination fees are recognized in operating revenues when there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.

The Company recognizes income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition”:

•	the agreement has been fully executed and delivered;
•	services have been rendered;
•	the amount is fixed and determinable; and
•	the collectability is reasonably assured.

Income Taxes
The Company has been taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2009, 2008 and 2007, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

For the year ended December 31, 2009, the Company’s total dividends paid or payable to the stockholders represented approximately 93.4% ordinary income and 6.6% return of capital for income tax purposes (unaudited). For the year ended December 31, 2008, the Company’s total dividends paid or payable to the stockholders represented approximately 73.3% ordinary income, 22.2% capital gain and 4.5% unrecaptured section 1250 gain for income tax purposes (unaudited). For the year ended December 31, 2007, the Company’s total dividends paid or payable to the stockholders represented approximately 97% ordinary income, 2% capital gain and 1% unrecaptured section 1250 gain for income tax purposes (unaudited).

Net Income Per Share
Basic net income available to common stockholders per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income available to common stockholders per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding during the period plus the assumed exercise of all dilutive securities. The impact of the outstanding O.P. Units is considered in the calculation of diluted net income available to common stockholders per share. The O.P. Units are not reflected in the diluted net income available to common stockholders per share calculation because the exchange of O.P. Units into common stock is on a one-for-one basis, and the O.P. Units are allocated net income on a per share basis equal to the common stock. Accordingly, any exchange would not have any effect on diluted net income available to common stockholders per share.

Accounting for Stock-Based Compensation
The cost of stock options, restricted stock, stock appreciation rights, and stock units, as well as other equity-based compensation arrangements, granted to employees, directors and consultants is reflected in the consolidated financial statements based on the estimated fair value of the awards. As of December 31, 2009, the Company had one stock-based compensation plan.

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying consolidated statements of operations. For the year ended December 31, 2009, the Company recorded approximately $352 of expense for share-based compensation relating to stock options.

As of December 31, 2009, there was approximately $192 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

In January 2009, the Company’s Compensation Committee rescinded stock options to purchase a total of 650,000 shares of common stock granted to an employee under its 2004 Equity Incentive Plan in November 2008. The rescission was effected because the number of shares subject to the option grant exceeded the maximum number of shares that can be granted by the Company to one individual in any calendar year under its 2004 Equity Incentive Plan.

In January 2009, stock options to purchase 200,000 shares of common stock held by an employee of the Company expired.

In March 2009, stock options to purchase 500,000 shares of common stock were granted to an employee. Of this total grant, options to purchase 175,000 shares vested immediately, options to purchase 100,000 shares vest monthly for nine months and options to purchase 225,000 shares vest monthly for 36 months, subject to continued employment with the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $5.99 per share. The estimated fair value of the options granted was $0.14 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.36%, volatility of 23.77%, risk free rates of 1.83% and an expected life of 5.5 years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee.

In April 2009, stock options to purchase 375,000 shares of common stock held by an employee of the Company lapsed without exercise.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

In January 2008, stock options to purchase 1,025,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $9.51 per share. The estimated fair value of the options granted was $0.57 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.41%, volatility of 20.43%, risk free rates of 3.45% and an expected life of six years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee.

In July 2008, stock options to purchase 52,500 shares of common stock were granted to an employee and a non-employee director. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $11.36 per share. The estimated fair value of the options granted was $0.99 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.04%, volatility of 22.07%, risk free rates of 3.20% and an expected life of six years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee.

In November 2008, stock options to purchase 705,000 shares of common stock were granted to employees, non-employee directors and consultants (does not include 650,000 rescinded shares stated above). The options vest monthly ranging from 36-48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $6.14 per share. The estimated fair value of the options granted was $0.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.03%, volatility of 22.39%, risk free rates of 2.08% and an expected life of six years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee.

In January 2007, stock options to purchase 710,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $12.09 per share. The estimated fair value of the options granted in 2007 was $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.29%, volatility of 18.94%, risk free rates of 4.53% and an expected life of six years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee.

In 2005, the Company’s Compensation Committee of the Board of Directors, in accordance with the provisions of the 2004 Equity Incentive Plan, unanimously approved the following awards of dividend equivalent rights (“DERs”), each such DER representing the current right to receive the dividend paid on one share of the Company’s common stock, when paid by the Company:

•	The three non-employee outside directors each received 45,000 DERs, which will remain in effect as long as the individual continues to serve on the Board of Directors; and
•	Key employees of the Company received a total of 155,000 DERs, which will remain in effect for each key employee as long as they continue to be employed by the Company.

In 2008, one director and one employee forfeited 45,000 and 15,000 DERs, respectively, when they resigned from the Company. A new non-employee outside director was awarded 45,000 DERs when he joined the Company’s Board of Directors. As of December 31, 2009, there was a total of 275,000 DERs. The Company recorded DER compensation expense of approximately $179, $217 and $186 in 2009, 2008 and 2007, respectively.

Fair Value
On January 1, 2008, the Company adopted the accounting provision for fair value measurements for its financial assets and liabilities measured at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There is a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect its own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At December 31, 2009, the Company had approximately $12.1 million of financial assets classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

The only financial asset or liability recorded at fair value in the Company’s consolidated financial statements is the restricted investment in marketable securities. The Company determined the fair value for the marketable securities using quoted prices in active markets for identical securities.

The Company has an option to report selected financial assets and liabilities at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect to apply the fair value option to any specific financial assets or liabilities.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt.  Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company’s fixed rate debt at December 31, 2009 was approximately $318,375 compared with its carrying value of approximately $327,079.

Reclassifications
Certain amounts from prior year’s consolidated financial statements have been reclassified to conform to the presentation of the current year’s consolidated financial statements. The reclassifications were to reflect the retrospective adoption of the noncontrolling interests provision. The reclassification resulted in (i) the reclassification of the Company’s minority interests in the consolidated operating partnerships to “noncontrolling interests in operating partnerships,” a component of equity on the Company’s consolidated balance sheets, and (ii) the reclassification of minority interests to “net income attributable to noncontrolling interests” on the Company’s consolidated statements of operations. The reclassifications had no impact on previously reported net income available to common stockholders or net income per common share available to common stockholders.

Concentration of Credit Risk
The Company’s properties are not geographically diverse, and its tenants operate primarily in the information technology industry.  Additionally, because the properties were leased to 71 tenants at December 31, 2009, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 15.8%, 16.5% and 15.1% of the Company’s total cash rental income for the years ended December 31, 2009, 2008 and 2007, respectively. Cash rental income from Microsoft Corporation was approximately $12,873, $12,576 and $12,288 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum rents from this tenant are approximately $63,594. One other tenant accounted for approximately 9.4%, 9.8% and 10.8% of the Company’s total cash rental income for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, five of the Company’s tenants relocated or ceased operations.

New Accounting Pronouncements
In June 2009, the FASB issued an Accounting Standards Codification (“Codification”). The Codification does not change U.S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database.  The Codification was released on July 1, 2009 and became the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC.  The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting provision regarding the consolidation of variable interest entities (“VIEs”). The new accounting provision modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  Additionally, the accounting provision requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. The new accounting provision becomes effective for all new and existing VIEs on January 1, 2010. The adoption of the accounting provision is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

In April 2009, the FASB issued new accounting provision regarding interim disclosures about fair value of financial instruments. The accounting provision requires (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. The accounting provision is effective for interim periods ending after June 15, 2009. The adoption of the accounting provision did not have any impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued new accounting provision regarding business combinations. The accounting provision requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. It changed the accounting treatment and disclosure for certain specific items in a business combination. The accounting provision requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. The accounting provision applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Based on historical acquisition costs and activity levels, the adoption of the accounting provision on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued new accounting provision regarding noncontrolling interests. The accounting provision requires that noncontrolling interests (previously referred to as minority interests) be presented as a component of consolidated equity and eliminates “minority interest accounting” such that the amount of net income attributable to noncontrolling interests be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expenses. The accounting provision requires a reconciliation of equity attributable to noncontrolling interests and disclosure of those amounts of consolidated net income attributable to noncontrolling interests. The accounting provision is effective for fiscal years beginning on or after December 15, 2008. The adoption of the new noncontrolling interests accounting provision on January 1, 2009, which required retroactive adoption of the presentation and disclosure requirements for existing minority interests, had an impact on the Company’s presentation and disclosure of the line items of the consolidated statements of operations and the consolidated balance sheets, but had no material impact on the consolidated financial statements as a whole.

3.	DEFERRED RENT RECEIVABLE, NET

The following table represents activity in the allowance against deferred rent receivable, net for the years ended December 31, 2009, 2008 and 2007.

	Beginning Balance	Provision Against Revenue	Charge-off	Ending Balance
	(dollars in thousands)
Year ended December 31, 2007	$2,000	$4,457	$2,707	$250
Year ended December 31, 2008	$250	$259	$259	$250
Year ended December 31, 2009	$250	$312	$312	$250

4.	STOCK TRANSACTIONS

As of December 31, 2009 and 2008, approximately $2,274 and $2,117 remained outstanding under notes issued in connection with the Company’s purchase of its general partner interests in 1998 (the “demand notes”), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements.  However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of noncontrolling interest as reported on the consolidated statements of operations, thereby reducing the Company’s net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2011. At present, the Company’s only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company’s stockholders or by raising additional equity capital.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

The limited partners of the operating partnerships have the right to tender their O.P. Units to the Company for shares of common stock or, at the Company’s election, for cash.  Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner’s O.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender, generally limited to one-third of the aggregate number of O.P. Units owned by each limited partner.  Upon the exercise of any such right by a limited partner, the Company will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights are available once a year.  If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1 million, the Company or the operating partnerships is entitled in its discretion to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1 million.

There were no stock option exercises in 2009.

During the year ended December 31, 2008, stock options to purchase 70,487 shares of the Company’s common stock were exercised at $10.00 per share and stock options to purchase 6,667 shares of the Company’s common stock were exercised at $9.51 per share. Total proceeds to the Company were approximately $768.

There were no stock option exercises in 2007.

In 2009, 2008 and 2007, 2,122,000, 6,970 and 220,500 O.P. Units were exchanged for 2,122,000, 6,970 and 220,500 shares of the Company’s common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. Units.

5.	NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIPS

Noncontrolling interests represent the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 79.35% and 81.27%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2009 and 2008, respectively. Noncontrolling interests in earnings have been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective noncontrolling interests’ ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties.  The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company’s consolidated financial statements. The noncontrolling interests in the joint ventures are reflected as a component of noncontrolling interests of the operating partnerships. For the years ended December 31, 2009, 2008 and 2007, income associated with the noncontrolling interests held by third parties of the three consolidated joint ventures was approximately $407, $368 and $502, respectively.

6.	REAL ESTATE

Property Acquisitions
There were no property acquisitions in 2009.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

On February 29, 2008, the Company acquired a fully leased office/R&D building comprised of approximately 75,300 rentable square feet at 2904 Orchard Parkway in San Jose, California from an unrelated party for approximately $16,696. The acquisition was partially funded from the proceeds received from the 1170 Morse Avenue property sale (see below under “Property Dispositions”), which were held by a third party and classified as restricted cash as of December 31, 2007. The purchase price of 2904 Orchard Parkway was allocated to long-lived assets and the value of an in-place lease. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value. The Company recorded approximately $1,121 of the purchase price as real estate related intangible asset in the accompanying consolidated balance sheet for the value of an in-place lease. The intangible asset is amortized over the applicable remaining lease term.

The purchase price allocation for these property acquisitions was determined in accordance with the accounting provision for property acquisitions:

•
The fair value of the tangible assets of an acquired property, which includes land, building and tenant improvements, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental income, leasing commissions and tenant improvements.

•
The capitalized value of above-market and below-market leases and acquired in-place lease values, included in real estate related intangible assets in the accompanying consolidated balance sheets, is amortized to expense as amortization of real estate over the remaining non-cancelable lease term. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

Property Dispositions
There were no property dispositions in 2009 and 2008 other than through our unconsolidated joint venture, TBI-MWP.

Berg Land Holdings Option Agreement
Under the terms of the Berg Land Holdings Option Agreement, the Company, through the operating partnerships, has the option to acquire any future R&D property developed by the Berg Group on land currently owned or optioned, or acquired for these purposes in the future, directly or indirectly, by Carl E. Berg or Clyde J. Berg. This agreement will expire on December 31, 2010, after which the Company will no longer have the right to acquire properties from the Berg Group on the pre-determined terms provided in that agreement. At present, there are approximately 84 acres of Silicon Valley land, including land under development, owned directly or under 50% joint venture entities by certain members of the Berg Group that are subject to the terms of the Berg Land Holdings Option Agreement. The owners of the future R&D property developments may obtain cash or, at their option, O.P. Units valued at the average closing price of the shares of common stock over the 30-trading-day period preceding the acquisition date. To date, the Company has completed 23 acquisitions under the Berg Land Holdings Option Agreement representing approximately 2,243,000 rentable square feet. The acquired properties cost approximately $237,775, for which the Company issued 8,482,085 O.P Units and assumed debt of approximately $141,410. Upon the Company’s exercise of an option to purchase any of the future R&D property developments, the acquisition price will equal the sum of (a) the full construction cost of the building; plus (b) 10% of the full construction cost of the building; plus  (c) interest at LIBOR (London Interbank Offered Rate) plus 1.65% on the amount of the full construction cost of the building for the period from the date funds were disbursed by the developer to the close of escrow; plus (d) the original acquisition cost of the parcel on which the improvements will be constructed, which range from $8.50 to $20.00 per square foot for land currently owned; plus (e) 10% per annum of the amount of the original acquisition cost of the parcel from the later of January 1, 1998 or the seller’s acquisition date to the close of escrow; minus (f) the aggregate principal amount of all debt  encumbering the acquired property, or a lesser amount as approved by the members of the Independent Directors committee of the Company’s Board of Directors. Generally, the Company will not acquire any projects until they are fully completed and leased.

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

Under the variable interest entity (“VIE”) accounting provision, a VIE must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. The provision requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

Under the provision, for an entity to qualify as a VIE one or more of the following three characteristics must exist:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support by any parties, including the equity holders.
2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
a.	the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights;
b.	the obligation to absorb the expected loss of the entity;
c.	the right to receive the expected residual returns of the entity; or
3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

In August 2007, one of the Company’s tenants, Ciena Corporation, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the assignment, M&M assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 444,500 rentable square feet vacated by Ciena for the remainder of the current lease term, which expires in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, is receiving $849 from July 2009 through June 2010, and will receive $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the accounting provision for VIE, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

8.	DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2009 and 2008.

		Balance at December 31,
Debt Description	Collateral Properties			Maturity Date	Interest Rate
		2009	2008
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce (1)	1600 Memorex Drive, Santa Clara, CA 1688 Richard Avenue, Santa Clara, CA 1700 Richard Avenue, Santa Clara, CA	$14,466	$13,079	September 2011	(1)

Mortgage Notes Payable (related parties) (2) :	5300-5350 Hellyer Avenue, San Jose, CA	8,261	8,761	June 2013	7.650%

Note Payable (related parties):	Not Applicable	9,325	-	June 2010	(6)

Mortgage Notes Payable (2) :
Hartford Life Insurance Company (3) Hartford Life and Accident Insurance Company Hartford Life and Annuity Insurance Company (collectively known as the “Hartford Loan”)
5981 Optical Court, San Jose, CA
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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		111,485	114,513	October 2018	6.210%

Northwestern Mutual Life Insurance Co. (4)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	77,444	81,308	January 2013	5.640%

Allianz Life Insurance Company (I) (5)	5900 Optical Court, San Jose, CA	22,146	23,009	August 2025	5.560%

Allianz Life Insurance Company (II) (5)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	107,743	112,078	August 2025	5.220%

		318,818	330,908

Total		$350,870	$352,748

(1)
The Heritage Bank of Commerce (“HBC”) line of credit was obtained in March 2008. In April 2008, the Company entered into a change in terms agreement with HBC that increased the facility from $10 million to $17.5 million. In October 2009, the Company entered into a change in terms agreement with HBC to amend the maturity date to September 15, 2011. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at December 31, 2009 and 2008 was 4.00% and 3.17%, respectively. The Company paid in aggregate approximately $49 in loan and legal fees. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement. As of December 31, 2009, the Company was in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of interest and principal ranging from approximately $96 to $840 over various terms extending through the year 2025. The weighted average interest rate for the mortgage notes payable was 5.74% and 5.86% at December 31, 2009 and 2008, respectively.

(3)
The Hartford loan is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest.  Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2009, the Company was in compliance with these loan covenants.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

(4)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2009, the Company was in compliance with these loan covenants.

(5)
The Allianz loans are payable in monthly installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2009, the Company was in compliance with these loan covenants.

(6)
The Company issued a short-term note to the Berg Group in connection with the quarterly dividend distributions. The interest rate of the note payable is LIBOR plus 1.75%. The interest rate for the note payable was 1.98% at December 31, 2009.

During 2009, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rates on these notes were LIBOR plus 1.75%. The aggregate loan amount totaled approximately $48,745. Of the amount owed, the Company has repaid approximately $39,420 to the Berg Group. For the year ended December 31, 2009, interest expense incurred in connection with those short-term notes payable was approximately $112.

On March 4, 2008, the Company established a $10,000 uncollateralized revolving line of credit with Heritage Bank of Commerce (“HBC”). The Company paid approximately $26 in loan and legal fees. On April 17, 2008, the Company entered into a change in terms agreement with HBC that increased the facility from $10,000 to $17,500. On October 13, 2009, the Company entered into a change in terms agreement with HBC to amend the maturity date to September 15, 2011. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The Company paid approximately $23 in loan and legal fees. The HBC loan is secured by three properties consisting of approximately 0.2 million rentable square feet. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreements. As of December 31, 2009, the Company was in compliance with these loan covenants.  The proceeds from the HBC line of credit may be used to repay debt, complete acquisitions and finance other working capital requirements.

On October 1, 2008, the Company entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $115,000 from Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (the “Hartford Loan”). The proceeds were used primarily to repay the remaining balance of an existing mortgage loan with Prudential Mortgage Capital Company and to provide other working capital needs. The Hartford Loan bears a fixed interest rate of 6.21%, with a 20-year amortization, and matures October 1, 2018, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $838 are due on the first day of each month. The Hartford Loan is secured by 20 properties consisting of approximately 1.6 million rentable square feet. The Company paid approximately $1,058 in loan fees and financing costs, which are amortized over the ten year loan period. The Company has the option to prepay the Hartford Loan, subject to certain yield maintenance provisions, though generally no prepayment is permitted during the first 24 months of the loan term. In general, the properties securing the Hartford Loan cannot be sold or otherwise transferred without the lender’s consent. The loan balance may be accelerated in full in the event of a prohibited sale or transfer. The Hartford Loan is nonrecourse to the operating partnerships. Under the terms of a carveout indemnity agreement and an environmental indemnity agreement, the Company may be liable for the unpaid balance of the Hartford Loan and other obligations arising under the circumstances provided in such agreements.

During 2008, the Company issued multiple short-term notes payable to the Berg Group in connection with a property acquisition, quarterly dividend distributions and a cash loan. The interest rates on these notes were LIBOR plus 1.75%. The aggregate loan amount totaled approximately $50,588 and was fully repaid as of December 31, 2008. For the year ended December 31, 2008, interest expense incurred in connection with those short-term notes payable was approximately $643.

Scheduled principal payments on debt as of December 31, 2009 are as follows:

Total Debt (Including Related Parties)
December 31, 2010	$22,653
December 31, 2011	28,575
December 31, 2012	14,935
December 31, 2013	81,269
December 31, 2014	10,891
Thereafter	192,547
Total	$350,870

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

9.	OPERATING PARTNERSHIP AND STOCKHOLDER DISTRIBUTIONS

Holders of the Company’s common stock and O.P. Units are entitled to dividend distributions as determined and declared by the Company’s Board of Directors. Under the Exchange Rights Agreement limited partners have the right to tender O.P. Units to the Company, and, at the Company’s election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under the Company’s charter document, or the overall 20% Berg Group ownership limit, as the case may be. O.P. Unit holders are entitled to vote when their O.P. Units are converted to shares of the Company’s common stock. Once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, the Company will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or the Company will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million.

During 2009, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.65 per common share and O.P. Unit for total dividends/distributions of approximately $68,429, including $15,791 payable in January 2010. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $49,911.

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

10.	EQUITY-BASED COMPENSATION AND RETIREMENT INVESTMENT PLANS

On November 24, 2004, the 2004 Equity Incentive Plan (“2004 Plan”) was approved by the Company’s stockholders. The Company’s board of directors approved the 2004 Plan in September 2004. The 2004 Plan:

•	transferred up to 3,991,089 remaining shares available for issuance under the Company’s 1997 Plan and terminated the 1997 Plan for any new grants;
•
transferred up to an additional 767,000 shares subject to outstanding options under the 1997 Plan if they expire without being exercised, of which 272,000 shares had been transferred as of December 31, 2008; and

•
includes the ability to grant restricted stock, restricted stock units, performance units, dividend equivalent rights, and other stock-based compensation, including O.P. Units of the Operating Partnerships, as well as incentive and non-statutory stock options.

The 2004 Plan was adopted so that the Company may attract and retain the high quality employees, directors and consultants necessary to build the Company’s infrastructure and to provide ongoing incentives to the Company’s employees in the form of options to purchase the Company’s common stock by enabling them to participate in the Company’s success.

The 2004 Plan provides for the granting to employees, including officers (whether or not they are directors) of “incentive stock options” within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, directors and consultants of the Company.  1,255,535 and 1,180,535 shares of common stock were available for future option or award grants under the 2004 Plan as of December 31, 2009 and 2008, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)MISSION WEST PROPERTIES, INC.

The following table shows the activity and detail for the 2004 Plan for each of the three years in the period ended December 31, 2009.

	Options	Weighted Average Exercise Price
	Outstanding	Per Share
Balance, December 31, 2006	1,037,000	$10.48
Options granted	710,000	$12.09
Balance, December 31, 2007	1,747,100	$11.13
Options granted	1,782,500	$8.23
Options exercised	(77,154)	$9.96
Options forfeited	(119,946)	$10.81
Balance, December 31, 2008	3,332,500	$9.62
Options granted	500,000	$5.99
Options forfeited	(575,000)	$10.70
Balance, December 31, 2009	3,257,500	$8.87
Available for grant at December 31, 2009	1,255,535
Available for grant at December 31, 2008	1,180,535

The following table summarizes information regarding options outstanding for the 2004 Plan at December 31, 2009:

	Options Outstanding			Options Exercisable		Options Not Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$5.99	500,000	5.17	$5.99	331,250	$5.99	168,750	$5.99
$6.14	705,000	4.92	$6.14	324,688	$6.14	380,312	$6.14
$9.51	760,000	4.00	$9.51	364,167	$9.51	395,833	$9.51
$10.00	590,000	1.33	$10.00	590,000	$10.00	-	-
$11.36	52,500	4.58	$11.36	18,594	$11.36	33,906	$11.36
$12.09	650,000	3.00	$12.09	473,958	$12.09	176,042	$12.09

$5.99 to $12.09	3,257,500	3.70	$8.87	2,102,657	$9.17	1,154,843	$8.33

None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2009 and 2008, “in-the-money” outstanding options to purchase 655,938 and 148,438 shares of common stock, respectively, were exercisable.

The remaining contractual lives of unexercised option grants range from April 2010 to March 2015.

The 2004 Plan allows the Company to grant to employees and directors a wider range of awards, including restricted stock, stock grants, restricted stock units, performance units, other stock-based compensation, including O.P. Units exchangeable for shares of common stock, and dividend equivalent rights, which will help the Company achieve its goal of attracting, retaining and motivating its personnel which is necessary to build the Company’s infrastructure, achieve the Company’s business goals and enhance stockholder value. No options or awards may be granted under the 2004 Plan after November 24, 2014.

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

The options generally are granted at the fair market value of the Company’s common shares at the date of grant, vest over a four year period, are exercisable upon vesting and expire six years from the date of grant. The exercise price for all incentive stock options under the 2004 Plan shall not be less than the fair market value of the underlying common shares at the time the option was granted.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

Under the 2004 Plan, each non-employee member of the board of directors who became or becomes a member of the board of the directors after November 24, 2004, the date on which the 2004 Plan was approved by the Company’s stockholders, will receive automatically a grant of an option to purchase 50,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of grant of such option. Such options become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee remains a director. In addition, the board of directors may authorize annual option grants or awards to non-employee directors in the board’s discretion as long as the number of shares or equivalent number of underlying shares of common stock in the case of certain awards, does not exceed 50,000 per year. A disinterested majority of the board also may authorize additional options and awards to a director serving as a Committee chair or providing other extraordinary service to the Board. The 2004 Plan further provides that upon an acquisition of the Company in which more than 50% of the total voting power of the Company’s outstanding securities is transferred to the acquirer or acquiring parties, options and awards held by non-employee directors will vest in full and become exercisable prior to their expiration.

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

A total of 4,263,089 shares of common stock are reserved for issuance under the 2004 Plan. At no time may the number of shares issued pursuant to or subject to outstanding awards granted under the 2004 Plan exceed this number, subject to the provisions for increase and adjustment set forth in the 2004 Plan. If any option or award expires, terminates or is cancelled without being exercised in full, or any other award is forfeited, the shares forfeited or not purchased will be available for future grant of awards.

The Company has adopted an employee investment plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant’s compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant’s compensation, based upon management’s discretion. A participant’s contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company’s contributions after two years of eligible service. For the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $125, $118 and $123, respectively, of expense for employer contributions made in connection with this Plan.

11.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The following table provides a reconciliation of net income available to common stockholders and the number of shares used in the computations of “basic” net income per share available to common stockholders and “diluted” net income per share available to common stockholders.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$8,391	$10,134	$17,757
Income from discontinued operations	-	-	1,131
Net income available to common stockholders	$8,391	$10,134	$18,888

Denominator:
Weighted average shares of common stock (basic)	21,736,699	19,714,414	19,627,234
Effect of dilutive securities:
Incremental shares from assumed stock options exercise	186,405	281,935	227,177
Weighted average shares of common stock (diluted)	21,923,104	19,996,349	19,854,411

Per share data:
Basic net income per share:
Net income to common stockholders before discontinued operations	$0.39	$0.51	$0.90
Discontinued operations	-	-	0.06
Net income available to common stockholders	$0.39	$0.51	$0.96
Diluted net income per share:
Net income to common stockholders before discontinued operations	$0.38	$0.51	$0.89
Discontinued operations	-	-	0.06
Net income available to common stockholders	$0.38	$0.51	$0.95

Outstanding options to purchase 2,052,500 shares in 2009 and 2,627,500 shares in 2008 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company’s common stock during the period. The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the noncontrolling interests’ share of income would also be added back to net income. O.P. Units outstanding at December 31, 2009, 2008 and 2007 were 83,404,965, 85,526,965 and 85,533,935, respectively.

12.	OTHER INCOME

Other income from continuing operations was approximately $3,756, $4,223 and $61,982 for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, deposit forfeiture, insurance claim, prior tenant bankruptcy settlement, management fee income, and miscellaneous income accounted for approximately $2,019, $300, $68, $992 and $377, respectively, of other income. For the year ended December 31, 2008, termination fees, management fee income and miscellaneous income accounted for approximately $3,007, $967 and $249, respectively, of other income. For the year ended December 31, 2007, termination fees, prior tenant bankruptcy settlements, management fee income, security deposit forfeitures and miscellaneous income accounted for approximately $57,515, $300, $982, $1,799 and $1,386, respectively, of other income.

13.	RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Berg Group owned 75,880,384 O.P. Units of the total 83,404,965 O.P. Units issued and outstanding. As of December 31, 2008, the Berg Group owned 77,902,384 O.P. Units of the total 85,526,965 O.P. Units issued and outstanding. The Berg Group’s interest in the Company represents 74.0% of the Company as of December 31, 2009 and 2008, respectively, assuming conversion of the O.P. Units into common shares of the Company.

The Company periodically acquires non-leased properties, which include land, the building shell and base building improvements, from the Berg Group under the Berg Group Land Holdings Options Agreement. These acquisitions from the Berg Group are made for properties where the Company has previously identified a tenant, and in conjunction with the acquisition, the Company executes a lease agreement with the tenant. In many of the acquisitions from the Berg Group, lease commissions relating to these leasing activities conducted by the Company are paid by the Berg Group and reimbursed by the Company in connection with the acquisition.  These lease commissions are recorded separately in “Other assets” on the Company’s consolidated balance sheets.

Property Acquisition
There were no property acquisitions from the Berg Group in 2009.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

In January 2008, the Company acquired an approximately 111,500 rentable square foot newly constructed R&D building located at 5981 Optical Court in San Jose, California from the Berg Group under the Berg Land Holdings Option Agreement. The total acquisition price for this property was approximately $19,068. The Company acquired this property by issuing a short-term note payable to the Berg Group, which was fully repaid in July 2008. The transaction was approved by the Independent Directors Committee of the Company’s Board of Directors.

Debt with the Berg Group
As of December 31, 2009 and 2008, debt in the amount of approximately $8,261 and $8,761, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. In the fourth quarter of 2008, the Company and the Berg Group agreed to extend the loan maturity date to June 2013. Interest expense incurred in connection with the Berg Group mortgage note was approximately $653, $690 and $724 for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2009, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rates on these notes were LIBOR plus 1.75%. The aggregate loan amount totaled approximately $48,745. Of the amount owed, the Company has repaid approximately $39,420 to the Berg Group. For the year ended December 31, 2009, interest expense incurred in connection with those short-term notes payable was approximately $112.

During 2008, the Company issued multiple short-term notes payable to the Berg Group in connection with a property acquisition, quarterly dividend distributions and a cash loan. The interest rates on these notes were LIBOR plus 1.75%. The aggregate loan amount totaled approximately $50,588 and was fully repaid as of December 31, 2008. For the year ended December 31, 2008, interest expense incurred in connection with those short-term notes payable was approximately $643.

Transfer of Interest to Berg Group in Consolidated Joint Venture
In July 2000, the Hellyer Avenue Limited Partnership (“Hellyer LP”) was formally organized as a California limited partnership between Mission West Properties, L.P. (“MWP”), of which the Company as the managing general partner, and Republic Properties Corporation (“RPC”), an unaffiliated third party, as general partner and limited partners. MWP was designated as the managing general partner of Hellyer LP.  For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. (“Stellex”) to provide a 15-year lease on approximately 160,000 square foot R&D buildings to be constructed by Berg & Berg Enterprises, Inc. (“BBE”) on land owned by another Berg Group member.

As part of the transaction, MWP acquired the underlying land pursuant to the Berg Land Holdings Option Agreement for a price of $5.7 million by issuing 659,223 O.P. Units to the Berg Group entity that owned the property. Further, under the terms of the Hellyer LP partnership agreement MWP then contributed the land to the partnership at an agreed value of $9.6 million, which amount was to be amortized and paid to MWP in the form of income and cash flow preferences. The transaction was reviewed and approved by the Independent Directors Committee of the Company’s Board of Directors.

In connection with the transaction, BBE built and paid for all improvements on the land. The total cost of the R&D buildings, exclusive of specified tenant improvements obligations, was approximately $11.4 million. Hellyer LP issued a note for the amount of those construction costs to BBE, which note was secured by the buildings.

Because RPC’s interest in Hellyer LP was attributable solely to its commitment to obtain Stellex as a tenant for the property, the partnership agreement provided that if a payment default occurred within the first five years of the Stellex lease, RPC would lose 100% of its interest in the partnership, and if a payment default occurred during the second five year period under the lease, RPC would lose 50% of its interest in Hellyer LP.

Pursuant to RPC’s commitment to Hellyer LP, Stellex executed a lease agreement obligating Stellex, among other things, to pay monthly rent starting at $1.60 per square foot on a triple net basis for 15 years and to reimburse BBE for the tenant improvement obligations, which ultimately totaled approximately $10.5 million.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

On September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC’s entire interest in the partnership.  Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC’s interest in Hellyer LP to BBE. Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Independent Directors Committee of the Board of Directors had the right, but not the obligation, to reacquire on behalf of the Company the property interest and the related distributions related to the property interest at any time.  The transfer was effective as of September 1, 2000.

In January 2002, Stellex was acquired through its bankruptcy proceeding by a division of Tyco Corporation. In connection with the acquisition of Stellex, the purchaser assumed the lease with Hellyer LP, agreed to comply with all terms of lease and reimbursed BBE for the tenant improvements, as required under the lease agreement and the Bankruptcy Court order.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interest held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE prior to payment. BBE’s share of earnings allocated to its 50% noncontrolling interest was approximately $0.8 million, $0.8 million and $0.7 million in 2009, 2008 and 2007, respectively. As of December 31, 2009, accumulated cash flow distributions from Hellyer LP totaling approximately $6.1 million were accrued and distributed to BBE. If the Company’s litigation with RPC (as described under Note 16 below) is ultimately decided in RPC’s favor, the Company anticipates that BBE may be required to return RPC’s former interest in Hellyer LP and all prior distributions to RPC. As a result of this uncertainty, in October 2003, the Company recorded such distributions as an account receivable from BBE, which is included in “Other assets” on the Company’s consolidated balance sheets, with an offsetting account payable to BBE.

In June 2009, the superior court issued a tentative decision that concluded RPC is a partner in the Hellyer LP relating to the Mission West Properties, L.P. v. Republic Properties Corporation litigation. Because RPC’s interest in the Hellyer LP was transferred to BBE and past distributions from profits were paid to BBE, the Company accrued approximately $1.0 million in interest receivable due from BBE. The $1.0 million interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. In September 2009, the superior court issued a final decision and entry of judgment in favor of RPC. A motion for new trial is pending. In October 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $14.0 million. Of this amount, $9.3 million represents the amount owed to RPC and $4.7 million represents a deposit to appeal the court’s final decision in the litigation.

The Independent Directors Committee of the Board of Directors has exercised the right to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company.

Acquisition of Carl E. Berg’s Interest in Unconsolidated Joint Venture
In July 1999, TBI, an unrelated party, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months.  TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years.  Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company’s Independent Directors Committee must approve the acquisition of any properties and that the Company’s policy was only to acquire properties that are leased pursuant to the Berg Land Holdings Option Agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MWP, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MWP to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg Land Holdings Option Agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MWP owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling approximately $53.6 million. The Independent Directors Committee approved the Company’s acquisition of the Berg Group’s 50% interest in the joint venture effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MWP acquired this property at no cost under the terms of the Berg Land Holdings Option Agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots. In July 2006, TBI-MWP sold one R&D property with approximately 126,400 rentable square feet for approximately $8.5 million. The total gain on the sale was approximately $0.9 million of which $0.45 million was the Company’s share. In November 2008, TBI-MWP sold two R&D properties with approximately 311,200 rentable square feet for approximately $65 million. The total gain on the sale was approximately $40.9 million of which approximately $20.5 million was the Company’s share. TBI-MWP currently owns one fully leased R&D building totaling approximately 155,500 rentable square feet.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

Berg Controlled Entities have Financial Interests in Certain Tenants that Lease Space from the Company
During the years ended December 31, 2009, 2008 and 2007, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related party tenants contributed approximately $1,118, $1,218 and $1,227 in rental income in 2009, 2008 and 2007, respectively. Under the Company’s Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company’s common stock if such acquisition would result in their beneficial ownership percentage of the Company’s common stock causing the Company to violate any REIT qualification requirement, and currently their share ownership is below a level at which rent from related party tenants would be excluded in determining compliance with REIT qualification tests.

Berg Group Commitment to Complete Future Improvements and Building in Connection with Certain Acquisitions from the Berg Group under the Berg Land Holdings Option Agreement
In connection with the Company’s 2002 acquisition of 5345 Hellyer Avenue in San Jose, California the Berg Group made an approximately $2,529 commitment to the Company to complete certain tenant improvements. The Company recorded this portion of its purchase consideration paid to the Berg Group in “Other assets” on its consolidated balance sheets. The Berg Group satisfied this commitment in late 2008. The Company reclassified approximately $2,529 from “Other assets” to tenant improvements and started depreciation of the asset over the remaining lease term effective January 1, 2009.

The Berg Group has an approximately $7,494 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company’s 2001 acquisition of 245 Caspian Drive in Sunnyvale, California which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group in “Other assets” on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee.

Leasing and Overhead Reimbursements Provided by Berg Controlled Entity
The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were approximately $120, $114 and $95 for the years ended December 31, 2009, 2008 and 2007.

14.	FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 111 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2020, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases as of December 31, 2009, excluding tenant reimbursements of expenses, are as follows:

Year	Minimum Rent
(dollars in thousands)
2010	$83,513
2011	78,103
2012	62,033
2013	52,037
2014	40,987
Thereafter	45,349
Total	$362,022

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $22,507, $20,712 and $20,617 for the years ended December 31, 2009, 2008 and 2007, respectively.

Amounts of approximately $15,791, $21,055 and $16,832 were accrued for dividends and distributions to common stockholders and O.P. Unit holders for the years ended December 31, 2009, 2008 and 2007, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

Amounts of approximately $54,154, $59,888 and $50,189 were accrued or paid to the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2009, 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, 2,122,000, 6,970 and 220,500 O.P. Units were exchanged for 2,122,000, 6,970 and 220,500 shares of the Company’s common stock, respectively, under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships. These non-cash transactions were valued at approximately $15,844, $66 and $2,855 for the years ended December 31, 2009, 2008 and 2007, respectively, based on the market closing price on the day of the transactions.

In connection with a property acquisition from the Berg Group, the Company issued a short-term note payable for approximately $19,068 in 2008. The interest rate on this note was LIBOR plus 2.00%. For the year ended December 31, 2008, interest expense incurred in connection with this short-term note was approximately $248. The Company fully repaid the balance and interest due as of December 31, 2008.

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

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while a related case in Maryland was pending, the Company filed a suit against Republic Properties Corporation (“RPC”) in the Superior Court of the State of California for the County of Santa Clara, Case No.  CV 796249.  The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the superior court to reinstate the case, which the court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which the Company demurred. The court sustained the Company’s demurrer with leave to amend.  Subsequently, RPC filed an amended complaint and the Company submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. On February 20, 2007, the Court overruled the Company’s demurrer. The Company sought a writ from the California State Court of Appeal for the Sixth District to direct the lower court to reverse its decision, but the petition for the writ was denied. In April 2008, the Company filed a motion for summary judgment in the California Superior Court which was denied. In October 2008, a motion filed by RPC for summary judgment in the California Superior Court was denied. A trial in the California Superior Court commenced in February 2009. On June 11, 2009, the superior court issued a tentative decision that concluded RPC is a partner in the Hellyer LP and is entitled to distribution of profits of the Hellyer LP in accordance with its percentage interest together with pre-judgment interest on each distribution from the date it was due and payable. On September 17, 2009, the superior court issued a final decision and entry of judgment in favor of RPC in the amount of approximately $6,625, together with pre-judgment interest of 10% through September 3, 2009 in the sum of $2,692, for a total of approximately $9,317. As a result, the Company recorded an additional $469 in interest expense. The Company filed an appeal following the court’s issuance of a final decision and entry of judgment. A motion for new trial is pending. On October 5, 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $13,975, of which approximately $4,658, or 50% of $9,317, was a deposit to appeal the court’s final decision. The additional $4,658 appeal deposit is refundable regardless of the outcome of the appeal process. Pending the outcome of the appeal, the Company has accrued in the aggregate of approximately $3,003 in interest payable on the amount of past distributions that would be payable to RPC by Hellyer LP based on the judgment determined at the legal rate of interest of 10%. In addition, the Company has accrued approximately $1,021 in interest receivable due from Berg & Berg Enterprises, Inc. because past distributions with respect to RPC’s interest in Hellyer LP were paid to Berg & Berg Enterprises, Inc., which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

Guarantees
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2009.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

The Company also enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company.  These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of December 31, 2009.

Seismic Activity
The Company’s properties are located in an active seismic area of Silicon Valley. Insurance policies currently maintained by the Company do not cover seismic activity, although they do cover losses from fires after an earthquake.

Environmental Issues
The environmental investigations that have been conducted on the Company’s properties have not revealed any environmental liability that it believes would have a material adverse effect on its financial condition, results of operations and assets. To the extent any environmental report or investigation reveals environmental issues, the tenant is responsible for the cost of any remediation under the terms and conditions of the Company’s lease agreement and the law. Nonetheless, it is possible that there are material environmental liabilities of which the Company is unaware. The Company cannot assure you that future laws, ordinances, or regulations will not impose any material environmental liability, or that the current environmental condition of the properties has not been, or will not be, affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties, or by third parties unrelated to the Company.

Asset Disposition Subject to Certain Conditions
The Company entered into a sales agreement in 2007 with unrelated parties for the McCandless property, subject to numerous material conditions, including but not limited to re-zoning of the property and negotiating certain agreements with the local municipality acceptable to the buyer. As a result of continued weakness in the housing and credit markets, the buyer is no longer pursuing this acquisition and is out of contract. The $2,000 earnest money deposit was forfeited and the Company recorded the amount in other income.

17.	REAL ESTATE ASSET HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company follows the accounting provision and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2009, 2008 and 2007. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

As of December 31, 2009, there were no properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale.

In 2007, the Company sold two R&D properties for a total sales price of approximately $16,043 resulting in a net gain of approximately $6,529. Results of operations for these properties for the year ended December 31, 2007 are as follows:

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

Year Ended
December 31, 2007
(dollars in thousands)
Revenues:
Rental income	$389
Tenant reimbursements	83
Other income	1
Total operating revenues	473

Expenses:
Property operating, maintenance and real estate taxes	233
Depreciation	148
Total operating expenses	381

Operating income	92

Other income (expenses):
Interest	(1)
Net income attributable to discontinued operations	91
Net gain on disposal of discontinued operations	6,529
Income from discontinued operations	$6,620

For the year ended December 31, 2007, income from discontinued operations included results of operations from two R&D properties sold in 2007.

18.	ACQUISITION-RELATED INTANGIBLE ASSETS

In February 2008, the Company acquired a fully leased office/R&D building at 2904 Orchard Parkway in San Jose, California for approximately $16,696 from an unrelated party. The purchase price was allocated to long-lived assets and the value of an in-place lease as follows:

Land	$4,704
Buildings and improvements	10,871
In-place lease	1,121
Total cash purchase price	$16,696

The result of operations for this property acquisition has been included in the Company’s consolidated statements of operations since the date of acquisition. The intangible assets are being amortized over the applicable remaining lease term. Amortization expense related to in-place leases of approximately $637, $600 and $2,153 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively.

Details of real estate related intangible assets at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(dollars in thousands)
Amortizable intangible assets:
In-place leases	$3,240	$3,240
Accumulated amortization	(1,978)	(1,341)
Net real estate related intangible assets	$1,262	$1,899

The estimated aggregate amortization expense for the real estate related intangible assets for the remaining fiscal years is as follows:

Year	Estimated In-place Lease Amortization (expense)
(dollars in thousands)
2010	$637
2011	363
2012	224
2013	38
Total	$1,262

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

19.	FAIR VALUE OF RESTRICTED INVESTMENT IN MARKETABLE SECURITIES

In accordance with the accounting provision for certain investments in debt and equity securities, investments in debt and equity “marketable” securities are classified at acquisition, and on subsequent reporting dates, into one of the following categories: (a) Trading Securities - debt and equity securities purchased and held principally for the purpose of selling them in the near future. (b) Available-for-Sale Securities - debt securities not classified as held-to-maturity, and debt and equity securities not classified as trading securities. (c) Held-to-Maturity Debt Securities - those debt securities for which the company has the “positive intent and ability to hold the securities to maturity.”

The Company’s restricted investment in marketable securities on December 31, 2009 was classified as trading securities, whereas unrealized holdings gains and losses (differences between the initial cost and the fair value at the balance sheet date) are included in net income of the current period, and interest and dividend revenue, as well as realized gains and losses on sales, are included in net income of the current period. The marketable securities are classified as Level 1 of the fair value hierarchy in accordance with the accounting provision for fair value measurements and disclosures and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

The only financial asset or liability recorded at fair value in the Company’s consolidated financial statements is the restricted investment in marketable securities, which was funded by the Company’s restricted cash through its VIE. The restricted marketable securities are an investment of a real estate investment trust company traded on the New York Stock Exchange Euronext. The Company determined the fair value for the marketable securities using quoted prices in active markets for identical securities (Level 1 – see Note 2 under New Accounting Pronouncements). As of December 31, 2009, the fair value of the marketable securities totaled approximately $12,069, including dividends, and the cost thereof was approximately $6,610. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding gain and loss recorded in unrealized gain or loss from investment. For the years ended December 31, 2009 and 2008, the Company recorded net unrealized gain (loss) of approximately $5,011 and ($278), respectively, related to the increase or decrease in fair value of the marketable securities, which was reported in unrealized gain (loss) from investment in the Company’s consolidated statement of operations.

20.	SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2009 (1) is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Unaudited)
Rental income	$20,655	$20,424	$20,442	$20,999
Operating income	$13,348	$10,812	$11,995	$14,547
Net income	$5,634	$7,189	$11,242	$10,384
Net income available to common stockholders	$1,432	$1,785	$2,766	$2,409
Per share data:
Basic net income per share	$0.07	$0.08	$0.13	$0.11
Diluted net income per share	$0.07	$0.08	$0.13	$0.11
Weighted average shares of common stock (basic)	21,614,878	21,766,343	21,770,211	21,793,037
Weighted average shares of common stock (diluted)	21,770,489	21,899,906	21,902,387	21,979,442

Quarterly financial information for the year ended December 31, 2008 (1) is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Unaudited)
Rental income	$18,996	$19,359	$20,256	$20,464
Operating income	$13,545	$11,452	$12,952	$12,436
Net income	$9,121	$6,837	$7,939	$26,443
Net income available to common stockholders	$1,882	$1,359	$1,635	$5,257
Per share data:
Basic net income per share	$0.10	$0.07	$0.08	$0.27
Diluted net income per share	$0.10	$0.07	$0.08	$0.26
Weighted average shares of common stock (basic)	19,667,605	19,695,988	19,745,141	19,748,211
Weighted average shares of common stock (diluted)	19,667,605	19,902,304	19,783,507	19,889,016

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding differences.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Dollars in thousands, except per share data)

21.	SUBSEQUENT EVENTS

On January 7, 2010, the Company paid dividends of $0.15 per share of common stock to all common stockholders of record as of December 31, 2009. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. Unit to all O.P. Unit holders, with the exception of the Berg Group as discussed below. Aggregate dividends and distributions amounted to approximately $15,791.

On January 7, 2010, a short-term note payable in the aggregate amount of approximately $20,842 was issued to the Berg Group in connection with the fourth quarter 2009 dividend distributions and the loan amount outstanding at December 31, 2009. The note payable bears interest at LIBOR plus 1.75%. The loan was approved by the Independent Directors Committee of the Company’s Board of Directors.

On January 7, 2010, the Company borrowed $5,000 from the Berg Group to fund a property acquisition and other working capital requirements. The loan was approved by the Independent Directors Committee of the Company’s Board of Directors.

On January 8, 2010, the Company acquired one leased R&D/office property from an unrelated third party comprised of approximately 41,000 rentable square feet located at 1040-1050 La Avenida Street in Mountain View, California for approximately $3,853.

On February 3, 2010, the Company granted stock options to purchase a total of 171,000 shares of common stock to an employee. Of the total grant, options to purchase 85,500 shares vested immediately and options to purchase 85,500 shares vest monthly for 24 months, subject to continued employment with the Company. Each option grant has an exercise price of $6.99 per share and has a term of six years from the date of grant. The estimated fair value of the options was $0.43 per share on the date of grant. Compensation expense will be charged to earnings over the respective vesting period.

On February 18, 2010, the Company borrowed $13,100 from the Berg Group to pay down the HBC line of credit balance because the interest rate with the Berg Group was lower than the rate charged by HBC. The interest rate on the Berg Group loan is LIBOR plus 1.75%, while the interest rate on the HBC line of credit is 4.00%. The loan was approved by the Independent Directors Committee of the Company’s Board of Directors. Total year to date short-term debt owed to the Berg Group is now approximately $33,942, net of repayments.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

The audit referred to in our report dated March 16, 2010 relating to the consolidated financial statements of Mission West Properties, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index as of December 31, 2009 and 2008. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule as of December 31, 2009 and 2008 presents fairly, in all material respects, the information set forth therein.

\S\ Burr Pilger Mayer, Inc.

San Francisco, California
March 16, 2010

INTENTIONALLY BLANK

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2009
(dollars in thousands)
				Initial Cost			Total Cost
						Cost
					Buildings	Subsequent to		Buildings		Accumulated
			December 31, 2009		and	Construction/		and		Depreciation	Date of	Depreciable
Property Name	City		Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	& Amortization	Acquisition	Life
5300-5350 Hellyer Avenue	San Jose	C	$8,261	$5,742	$11,442		$5,742	$11,442	$17,184	$2,753	5/00	M
10401-10411 Bubb Road	Cupertino	A		633	3,078		633	3,078	3,711	887	7/98	M
45365 Northport Loop	Fremont			2,447	5,711	$11	2,447	5,722	8,169	1,332	10/00	M
45738 Northport Loop	Fremont	F		891	4,338	5	891	4,343	5,234	1,251	7/98	M
4050 Starboard Drive	Fremont	F		1,329	6,467	8	1,329	6,475	7,804	1,864	7/98	M
3501 W. Warren Ave/Fremont Blvd	Fremont			1,866	9,082	1,382	1,866	10,464	12,330	3,917	7/98	M
48800 Milmont Blvd	Fremont			1,013	4,932		1,013	4,932	5,945	1,419	7/98	M
4750 Patrick Henry Drive	Santa Clara	H		1,604	7,805	405	1,604	8,210	9,814	2,660	7/98	M
3520 Bassett Street	Santa Clara	D		1,104	5,371		1,104	5,371	6,475	1,545	7/98	M
3530 Bassett Street	Santa Clara	B,D		849	4,133		849	4,133	4,982	1,190	7/98	M
5850-5870 Hellyer Avenue	San Jose			2,787	6,502	131	2,787	6,633	9,420	1,900	11/98	M
5750 Hellyer Avenue	San Jose			3,266	3,354	2,798	3,266	6,152	9,418	1,742	8/01	M
800 Embedded Way	San Jose	L		1,794	-		1,794	-	1,794	-	3/00	-
5500 Hellyer Avenue	San Jose	F		4,735	12,485	1,545	4,735	14,030	18,765	3,024	2/01	M
5550 Hellyer Avenue	San Jose	F		3,261	3,478	3,755	3,261	7,233	10,494	1,812	6/01	M
5400 Hellyer Avenue	San Jose			3,238	5,007	215	3,238	5,222	8,460	1,406	7/00	M
5325 Hellyer Avenue	San Jose	H		4,684	10,230	40	4,684	10,270	14,954	2,350	1/01	M
5345 Hellyer Avenue	San Jose	H		4,866	5,822	2,529	4,866	8,351	13,217	1,607	1/02	M
5905-5965 Silver Creek Valley Road	San Jose			8,437	17,316	46	8,437	17,362	25,799	3,682	7/01	M
5905-5965 Silver Creek Valley Road	San Jose			3,438	2,727		3,438	2,727	6,165	562	10/01	M
5845 Hellyer Avenue	San Jose			6,090	5,029		6,090	5,029	11,119	290	9/07	M
855 Embedded Way	San Jose			3,289	6,521	60	3,289	6,581	9,870	1,480	5/01	M
1065-1105 La Avenida Street	Mountain View			46,832	109,275	65	46,832	109,340	156,172	29,383	4/99	M
1875 Charleston Road	Mountain View	N		-	2,615		-	2,615	2,615	707	4/06	M
1750 Automation Parkway	San Jose	G		4,789	11,174	315	4,789	11,489	16,278	3,016	7/99	M
1756 Automation Parkway	San Jose	G		4,378	10,216	704	4,378	10,920	15,298	2,759	1/00	M
1762 Automation Parkway	San Jose	G		4,804	12,224	1,332	4,804	13,556	18,360	3,454	4/00	M
1768 Automation Parkway	San Jose	H		8,195	19,121	218	8,195	19,339	27,534	4,525	12/00	M
255 Caspian Drive	Sunnyvale			3,491	7,160	1,658	3,491	8,818	12,309	2,546	4/00	M
245 Caspian Drive	Sunnyvale			5,894	-		5,894	-	5,894	-	4/01	-
5981 Optical Court	San Jose	F		4,054	14,938	298	4,054	15,236	19,290	1,754	1/08	M
5970 Optical Court	San Jose			2,758	8,395		2,758	8,395	11,153	1,259	12/03	M
5900 Optical Court	San Jose			3,634	12,677	83	3,634	12,760	16,394	2,460	7/02	M
2630 Orchard Parkway	San Jose			2,932	5,863	22	2,932	5,885	8,817	1,170	3/02	M
2610 Orchard Parkway	San Jose	K		2,615	5,231		2,615	5,231	7,846	1,025	3/02	M
55 West Trimble Road	San Jose	K		4,435	8,869		4,435	8,869	13,304	1,738	3/02	M
2001 Walsh Avenue	Santa Clara	E,G,J		4,610	3,887		4,610	3,887	8,497	661	4/03	M
2880 Scott Blvd	Santa Clara	E,H,J		14,501	22,555	471	14,501	23,026	37,527	3,911	4/03	M
2890 Scott Blvd	Santa Clara	E,H,J		3,081	9,696	25	3,081	9,721	12,802	1,648	4/03	M
2770-2800 Scott Blvd	Santa Clara	E,H		7,138	7,075	170	7,138	7,245	14,383	1,295	4/03	M
2300 Central Expressway	Santa Clara	E,G,J		2,390	2,459	50	2,390	2,509	4,899	423	4/03	M
2220 Central Expressway	Santa Clara	E,G,J		3,305	3,427	816	3,305	4,243	7,548	1,040	4/03	M
2330 Central Expressway	Santa Clara	E,G		3,673	3,932	692	3,673	4,624	8,297	1,340	4/03	M
233 South Hillview Drive	Milpitas	F,O		3,335	10,076		3,335	10,076	13,411	1,869	3/06	M
2251 Lawson Lane	Santa Clara			1,952	9,498	622	1,952	10,120	12,072	2,865	7/98	M
1230 East Arques	Sunnyvale	F		540	2,628	39	540	2,667	3,207	799	7/98	M
1250 East Arques	Sunnyvale	F		1,335	6,499		1,335	6,499	7,834	1,869	7/98	M
20400 Mariani Avenue	Cupertino			1,670	8,125	946	1,670	9,071	10,741	2,790	7/98	M
10500 De Anza Blvd	Cupertino			7,666	37,304		7,666	37,304	44,970	10,729	7/98	M
20605-20705 Valley Green Drive	Cupertino	G		3,490	16,984		3,490	16,984	20,474	4,886	7/98	M
10300 Bubb Road	Cupertino	F		635	3,090		635	3,090	3,725	890	7/98	M
10440 Bubb Road	Cupertino			434	2,112	114	434	2,226	2,660	715	7/98	M
10460 Bubb Road	Cupertino	H		994	4,838	1,279	994	6,117	7,111	1,899	7/98	M
1135 Kern Avenue	Sunnyvale			407	1,982		407	1,982	2,389	573	7/98	M
450 National Avenue	Mountain View			611	2,973	72	611	3,045	3,656	910	7/98	M
3301 Olcott Street	Santa Clara			1,846	8,984	37	1,846	9,021	10,867	2,608	7/98	M
2800 Bayview Avenue	Fremont			1,070	5,205	60	1,070	5,265	6,335	1,558	7/98	M
5521 Hellyer Avenue	San Jose			4,534	9,650		4,534	9,650	14,184	1,465	2/05	M
6850 Santa Teresa Blvd	San Jose	H		377	1,836	819	377	2,655	3,032	1,004	7/98	M
6810 Santa Teresa Blvd	San Jose	H		2,567	5,991	772	2,567	6,763	9,330	2,067	3/99	M
140-160 Great Oaks Blvd	San Jose			1,402	6,822	754	1,402	7,576	8,978	2,437	7/98	M
6541 Via del Oro/6385 San Ignacio	San Jose	G		1,039	5,057	81	1,039	5,138	6,177	1,520	7/98	M
6311-6351 San Ignacio Avenue	San Jose	F		6,246	30,396	170	6,246	30,566	36,812	8,910	7/98	M
6320-6360 San Ignacio Avenue	San Jose	G		2,616	12,732	439	2,616	13,171	15,787	3,887	7/98	M
75 E. Trimble Road/2610 N. First St	San Jose			3,477	16,919	85	3,477	17,004	20,481	4,955	7/98	M
2904 Orchard Parkway	San Jose	F,P		4,704	11,992		4,704	11,992	16,696	909	2/08	M
3236 Scott Blvd	Santa Clara	F		1,234	6,005		1,234	6,005	7,239	1,728	7/98	M
1212 Bordeaux Lane	Sunnyvale	F		2,250	10,948		2,250	10,948	13,198	3,150	7/98	M
1325-1810 McCandless Drive	Milpitas			13,994	66,213	1,455	13,994	67,668	81,662	19,988	7/98	M
1600 Memorex Drive	Santa Clara	I		1,221	5,940	11	1,221	5,951	7,172	1,696	7/98	M
1688 Richard Avenue	Santa Clara	I		1,248	2,913	6	1,248	2,919	4,167	843	9/98	M
1700 Richard Avenue	Santa Clara	I		1,727	4,030		1,727	4,030	5,757	1,053	8/99	M
Morgan Hill Land	Morgan Hill			25,543	-		25,543	-	25,543	-	3/07	-
Morgan Hill Land	Morgan Hill			2,297	-		2,297	-	2,297	-	4/07	-
300 Montague Expressway	Milpitas			2,609	2,499		2,609	2,499	5,108	167	4/07	M
337 Trade Zone Blvd	Milpitas			2,264	2,168		2,264	2,168	4,432	145	4/07	M
324-368 Montague Expressway	Milpitas			2,968	2,843		2,968	2,843	5,811	190	4/07	M
3506-3510 Bassett Street	Santa Clara	D		943	4,591	182	943	4,773	5,716	1,450	7/98	M
3540-3544 Bassett Street	Santa Clara	F,D		1,565	7,616	261	1,565	7,877	9,442	2,274	7/98	M
3550 Bassett Street	Santa Clara	F,D		1,079	5,251	33	1,079	5,284	6,363	1,546	7/98	M
3560 Bassett Street	Santa Clara	F,D		1,075	5,233	8	1,075	5,241	6,316	1,515	7/98	M
3570-3580 Bassett Street	Santa Clara	F,D		1,075	5,233		1,075	5,233	6,308	1,507	7/98	M
Hartford Loan		F	111,485
Northwestern Mutual Life Insurance Company		G	77,444
Allianz Life Insurance Company		H	129,889
Heritage Bank of Commerce Line of Credit			14,466
			$341,545	$320,911	$774,795	$28,094	$320,911	$802,889	$1,123,800	$204,153

(A) 16.67% of this property’s ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property’s ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property’s ownership is held by an affiliated party since September 2000.
(D) Part of the property group referred to as the Triangle Technology Park.
(E) Part of the property group referred to as the San Tomas Technology Park.
(F) Encumbered by the $111,485 Hartford loan - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $77,444 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $129,889 Allianz Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(I) Encumbered by the $14,466 Heritage Bank of Commerce Line of Credit loan - full amount of loan shown at the bottom of the schedule.
(J) Purchase price allocated to real estate related intangible assets amounted to $18,284. Approximately $17,410 and $874 was fully amortized in 2007 and 2005, respectively, and the asset cost and its related accumulated amortization was removed from the accounts.

(K) Purchase price allocated to real estate related intangible assets amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.

(L) This property was sold in October 2005. The Company retained 32.5%, or approximately 7.9 acres, of raw land.
(M) Depreciation is computed based on the following estimated lives:
      1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
      2. Real estate intangible assets allocated are being amortized over the remaining life of the underlying leases.
      3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.

(N) Purchase price allocated to real estate related intangible assets amounted to $745.
(O) Purchase price allocated to real estate related intangible assets amounted to $1,374.
(P) Purchase price allocated to real estate related intangible assets amounted to $1,121.

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2008
(dollars in thousands)
				Initial Cost			Total Cost
						Cost
					Buildings	Subsequent to		Buildings		Accumulated
			December 31, 2008		and	Construction/		and		Depreciation	Date of	Depreciable
Property Name	City		Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	& Amortization	Acquisition	Life
5300-5350 Hellyer Avenue	San Jose	C	$8,761	$5,742	$11,442		$5,742	$11,442	$17,184	$2,467	5/00	L
10401-10411 Bubb Road	Cupertino	A		633	3,078		633	3,078	3,711	810	7/98	L
45365 Northport Loop	Fremont			2,447	5,711	$11	2,447	5,722	8,169	1,189	10/00	L
45738 Northport Loop	Fremont	F		891	4,338	5	891	4,343	5,234	1,143	7/98	L
4050 Starboard Drive	Fremont	F		1,329	6,467	8	1,329	6,475	7,804	1,702	7/98	L
3501 W. Warren Ave/Fremont Blvd	Fremont			1,866	9,082	1,382	1,866	10,464	12,330	3,656	7/98	L
48800 Milmont Blvd	Fremont			1,013	4,932		1,013	4,932	5,945	1,296	7/98	L
4750 Patrick Henry Drive	Santa Clara	H		1,604	7,805	405	1,604	8,210	9,814	2,390	7/98	L
3520 Bassett Street	Santa Clara	D		1,104	5,371		1,104	5,371	6,475	1,411	7/98	L
3530 Bassett Street	Santa Clara	B,D		849	4,133		849	4,133	4,982	1,086	7/98	L
5850-5870 Hellyer Avenue	San Jose			2,787	6,502	131	2,787	6,633	9,420	1,715	11/98	L
5750 Hellyer Avenue	San Jose			3,266	3,354	2,798	3,266	6,152	9,418	1,312	8/01	L
800 Embedded Way	San Jose	K		1,794	-		1,794	-	1,794	-	3/00	-
5500 Hellyer Avenue	San Jose	F		4,735	12,485	1,575	4,735	14,060	18,795	2,515	2/01	L
5550 Hellyer Avenue	San Jose	F		3,261	3,478	3,755	3,261	7,233	10,494	966	6/01	L
5400 Hellyer Avenue	San Jose			3,238	5,007	215	3,238	5,222	8,460	1,281	7/00	L
5325 Hellyer Avenue	San Jose	H		4,684	10,230	40	4,684	10,270	14,954	2,093	1/01	L
5345 Hellyer Avenue	San Jose	H		4,866	5,822	2,529	4,866	8,351	13,217	1,145	1/02	L
5905-5965 Silver Creek Valley Road	San Jose			8,437	17,316		8,437	17,316	25,753	3,247	7/01	L
5905-5965 Silver Creek Valley Road	San Jose			3,438	2,727		3,438	2,727	6,165	494	10/01	L
5845 Hellyer Avenue	San Jose			6,090	5,029		6,090	5,029	11,119	161	9/07	L
855 Embedded Way	San Jose			3,289	6,521	150	3,289	6,671	9,960	1,320	5/01	L
1065-1105 La Avenida Street	Mountain View			46,832	109,275	65	46,832	109,340	156,172	26,649	4/99	L
1875 Charleston Road	Mountain View	M		-	2,615		-	2,615	2,615	519	4/06	L
1750 Automation Parkway	San Jose	G		4,789	11,174	315	4,789	11,489	16,278	2,729	7/99	L
1756 Automation Parkway	San Jose	G		4,378	10,216	704	4,378	10,920	15,298	2,434	1/00	L
1762 Automation Parkway	San Jose	G		4,804	12,224	1,332	4,804	13,556	18,360	2,961	4/00	L
1768 Automation Parkway	San Jose	H		8,195	19,121	218	8,195	19,339	27,534	3,977	12/00	L
255 Caspian Drive	Sunnyvale			3,491	7,160	1,658	3,491	8,818	12,309	2,243	4/00	L
245 Caspian Drive	Sunnyvale			5,894	-		5,894	-	5,894	-	4/01	-
5981 Optical Court	San Jose	F		4,054	14,938	298	4,054	15,236	19,290	874	1/08	L
5970 Optical Court	San Jose			2,758	8,395		2,758	8,395	11,153	1,049	12/03	L
5900 Optical Court	San Jose			3,634	12,677	83	3,634	12,760	16,394	2,133	7/02	L
2630 Orchard Parkway	San Jose			2,932	5,863	22	2,932	5,885	8,817	1,024	3/02	L
2610 Orchard Parkway	San Jose	J		2,615	5,231		2,615	5,231	7,846	894	3/02	L
55 West Trimble Road	San Jose	J		4,435	8,869		4,435	8,869	13,304	1,516	3/02	L
2001 Walsh Avenue	Santa Clara	E,G,I		4,610	3,887		4,610	3,887	8,497	564	4/03	L
2880 Scott Blvd	Santa Clara	E,H,I		14,501	22,555	471	14,501	23,026	37,527	3,300	4/03	L
2890 Scott Blvd	Santa Clara	E,H,I		3,081	9,696	25	3,081	9,721	12,802	1,402	4/03	L
2770-2800 Scott Blvd	Santa Clara	E,H		7,138	7,075	170	7,138	7,245	14,383	1,089	4/03	L
2300 Central Expressway	Santa Clara	E,G,I		2,390	2,459		2,390	2,459	4,849	356	4/03	L
2220 Central Expressway	Santa Clara	E,G,I		3,305	3,427	816	3,305	4,243	7,548	838	4/03	L
2330 Central Expressway	Santa Clara	E,G		3,673	3,932	677	3,673	4,609	8,282	799	4/03	L
233 South Hillview Drive	Milpitas	F,N		3,335	10,076		3,335	10,076	13,411	1,381	3/06	L
2251 Lawson Lane	Santa Clara			1,952	9,498	501	1,952	9,999	11,951	2,503	7/98	L
1230 East Arques	Sunnyvale	F		540	2,628	39	540	2,667	3,207	733	7/98	L
1250 East Arques	Sunnyvale	F		1,335	6,499		1,335	6,499	7,834	1,707	7/98	L
20400 Mariani Avenue	Cupertino			1,670	8,125	946	1,670	9,071	10,741	2,403	7/98	L
10500 De Anza Blvd	Cupertino			7,666	37,304		7,666	37,304	44,970	9,796	7/98	L
20605-20705 Valley Green Drive	Cupertino	G		3,490	16,984		3,490	16,984	20,474	4,462	7/98	L
10300 Bubb Road	Cupertino	F		635	3,090		635	3,090	3,725	813	7/98	L
10440 Bubb Road	Cupertino			434	2,112	114	434	2,226	2,660	650	7/98	L
10460 Bubb Road	Cupertino	H		994	4,838	1,279	994	6,117	7,111	1,748	7/98	L
1135 Kern Avenue	Sunnyvale			407	1,982		407	1,982	2,389	524	7/98	L
450 National Avenue	Mountain View			611	2,973	72	611	3,045	3,656	821	7/98	L
3301 Olcott Street	Santa Clara			1,846	8,984	37	1,846	9,021	10,867	2,376	7/98	L
2800 Bayview Avenue	Fremont			1,070	5,205	60	1,070	5,265	6,335	1,428	7/98	L
5521 Hellyer Avenue	San Jose			4,534	9,650		4,534	9,650	14,184	1,162	2/05	L
6850 Santa Teresa Blvd	San Jose	H		377	1,836	819	377	2,655	3,032	934	7/98	L
6810 Santa Teresa Blvd	San Jose	H		2,567	5,991	772	2,567	6,763	9,330	1,772	3/99	L
140-160 Great Oaks Blvd	San Jose			1,402	6,822	754	1,402	7,576	8,978	2,206	7/98	L
6541 Via del Oro/6385 San Ignacio	San Jose	G		1,039	5,057	81	1,039	5,138	6,177	1,380	7/98	L
6311-6351 San Ignacio Avenue	San Jose	F		6,246	30,396	170	6,246	30,566	36,812	8,143	7/98	L
6320-6360 San Ignacio Avenue	San Jose	G		2,616	12,732	439	2,616	13,171	15,787	3,548	7/98	L
75 E. Trimble Road/2610 N. First St	San Jose			3,477	16,919	85	3,477	17,004	20,481	4,532	7/98	L
2904 Orchard Parkway	San Jose	F,O		4,704	11,992		4,704	11,992	16,696	413	2/08	L
3236 Scott Blvd	Santa Clara	F		1,234	6,005		1,234	6,005	7,239	1,578	7/98	L
1212 Bordeaux Lane	Sunnyvale	F		2,250	10,948		2,250	10,948	13,198	2,877	7/98	L
1325-1810 McCandless Drive	Milpitas			13,994	66,213	1,455	13,994	67,668	81,662	18,258	7/98	L
1600 Memorex Drive	Santa Clara			1,221	5,940	11	1,221	5,951	7,172	1,547	7/98	L
1688 Richard Avenue	Santa Clara			1,248	2,913	6	1,248	2,919	4,167	770	9/98	L
1700 Richard Avenue	Santa Clara			1,727	4,030		1,727	4,030	5,757	952	8/99	L
Morgan Hill Land	Morgan Hill			25,543	-		25,543	-	25,543	-	3/07	-
Morgan Hill Land	Morgan Hill			2,297	-		2,297	-	2,297	-	4/07	-
300 Montague Expressway	Milpitas			2,609	2,499		2,609	2,499	5,108	104	4/07	L
337 Trade Zone Blvd	Milpitas			2,264	2,168		2,264	2,168	4,432	90	4/07	L
324-368 Montague Expressway	Milpitas			2,968	2,843		2,968	2,843	5,811	118	4/07	L
3506-3510 Bassett Street	Santa Clara	D		943	4,591	182	943	4,773	5,716	1,320	7/98	L
3540-3544 Bassett Street	Santa Clara	F,D		1,565	7,616	195	1,565	7,811	9,376	2,070	7/98	L
3550 Bassett Street	Santa Clara	F,D		1,079	5,251	33	1,079	5,284	6,363	1,415	7/98	L
3560 Bassett Street	Santa Clara	F,D		1,075	5,233	8	1,075	5,241	6,316	1,384	7/98	L
3570-3580 Bassett Street	Santa Clara	F,D		1,075	5,233		1,075	5,233	6,308	1,376	7/98	L
Hartford Loan		F	114,513
Northwestern Mutual Life Insurance Company		G	81,308
Allianz Life Insurance Company		H	135,087
			$339,669	$320,911	$774,795	$27,916	$320,911	$802,711	$1,123,622	$180,043

(A) 16.67% of this property’s ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property’s ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property’s ownership is held by an affiliated party since September 2000.
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
(I) Purchase price allocated to real estate related intangible assets amounted to $18,284. Approximately $17,410 and $874 was fully amortized in 2007 and 2005, respectively, and the asset cost and its related accumulated amortization was removed from the accounts.

(J) Purchase price allocated to real estate related intangible assets amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization was removed from the accounts.

(K) This property was sold in October 2005. The Company retained 32.5%, or approximately 7.9 acres, of raw land.
(L) Depreciation is computed based on the following estimated lives:
      1. Building shell and base building tenant improvements of newly acquired properties are being depreciated on a weighted average composite useful life of 40 years.
      2. Real estate intangible assets allocated are being amortized over the remaining life of the underlying leases.
      3. Tenant improvements, furniture and fixtures are being depreciated over their estimated useful lives ranging from 5 to 10 years.

(M) Purchase price allocated to real estate related intangible assets amounted to $745.
(N) Purchase price allocated to real estate related intangible assets amounted to $1,374.
(O) Purchase price allocated to real estate related intangible assets amounted to $1,121.

MISSION WEST PROPERTIES, INC.
NOTE TO SCHEDULE III
December 31, 2009, 2008 and 2007
(dollars in thousands)

1. Reconciliation of real estate and accumulated depreciation and amortization:

	2009	2008	2007
Investments in properties:
Balance at beginning of year	$1,123,622	$1,078,936	$1,048,348
Additions	178	42,157	58,972
Dispositions	-	-	(10,974)
Reclassification	-	2,529	(17,410)
Balance at end of year	$1,123,800	$1,123,622	$1,078,936

Accumulated depreciation and amortization:
Balance at beginning of year	$180,043	$156,819	$149,459
Additions	24,110	23,224	26,826
Dispositions	-	-	(2,056)
Reclassification	-	-	(17,410)
Balance at end of year	$204,153	$180,043	$156,819

Net investments in properties	$919,647	$943,579	$922,117

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that as of December 31, 2009 our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of Mission West Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Mission West Properties, Inc.’s internal control over financial reporting as of December 31, 2009. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Mission West Properties, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

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

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the sections titled “Management - Directors and Executive Officers,” “Corporate Governance” and “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with respect to the 2010 annual stockholders’ meeting.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from the section titled “Executive Compensation” in the Company’s definitive proxy statement to be filed with respect to the 2010 annual stockholders’ meeting, excluding.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the sections titled “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive proxy statement to be filed with respect to the 2010 annual stockholders’ meeting.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive proxy statement to be filed with respect to the 2010 annual stockholders’ meeting.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the sections titled “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed with respect to the 2010 annual stockholders’ meeting.

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

2.	Schedule III - Real Estate and Accumulated Depreciation and Amortization as of December 31, 2009 and 2008, which can be found on pages 75 and 77, respectively.

3.	The exhibits listed on the Exhibit Index either are filed with this Annual Report on Form 10-K or have been filed previously with the SEC and are incorporated by reference to those prior filings.

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

MISSION WEST PROPERTIES, INC.

Date: March 16, 2010	By: /s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2010	By: /s/ Wayne N. Pham
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

Signature	Title	Date
/s/ Carl E. Berg Carl E. Berg	Chairman of the Board, Chief Executive Officer and Director	March 16, 2010
/s/ William A. Hasler William A. Hasler	Director	March 16, 2010
/s/ Lawrence B. Helzel Lawrence B. Helzel	Director	March 16, 2010
/s/ Raymond V. Marino Raymond V. Marino	President, Chief Operating Officer and Director	March 16, 2010
/s/ Martin S. Roher Martin S. Roher	Director	March 16, 2010

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

3.2.1	Articles of Amendment and Restatement of Mission West Properties, Inc. (1)
3.2.2	Amended and Restated Bylaws of Mission West Properties, Inc. as of December 18, 2007 (1a)
4.1	Description of Capital Stock (2)
4.1.1	Specimen Common Stock certificate (2)
10.1.1	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. (2b)
10.1.2	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I (2b)
10.1.3	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II (2b)
10.1.4	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III (2b)
10.2	Exchange Rights Agreement between Mission West Properties and the Limited Partners(2b)
10.3.1	Not in use
10.3.2	Not in use
10.3.3	Not in use
10.3.4	Not in use
10.4.1	Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg Group (as defined therein) (1)
10.4.2	Amendment of Acquisition Agreement, dated as of July 1, 1998 (1)
10.4.3	Form of Partnership Interest Purchase Demand Note (1)
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

10.5.3	Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4, 1998 Stock Purchase Agreements (3)
10.6	Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the Berg Group (2b)
10.7	Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group (2b)
10.8	Berg & Berg Enterprises, Inc. Sublease Agreement (1)
10.9	Not in use
10.10	Not in use
10.11	Not in use
10.12	Lease Agreement with Apple Computer, Inc. (4a)
10.13	Not in use
10.14	Lease Agreement with Amdahl Corporation (4b)
10.15	Hartford Fixed Rate Term Loan Agreement (5)
10.15.1	Hartford Life Insurance Company Promissory Note (5)
10.15.2	Hartford Life and Annuity Insurance Company Promissory Note (5)
10.15.3	Hartford Life and Accident Insurance Company Promissory Note (5)
10.15.4	Hartford-Mission West Properties, L.P. (Santa Clara) Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.5	Hartford-Mission West Properties, L.P. (Alameda) Deed of Trust, Security Agreement and Fixture Filing(5)
10.15.6	Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.7	Hartford-Mission West Properties, L.P. II Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.8	Hartford-Mission West Properties, L.P. III Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.9	Hartford Carveout Indemnity Agreement (5)
10.15.10	Hartford Environmental Indemnity Agreement (5)
10.19	Waiver Agreement (6)
10.20	Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and Paul McCarthy (7)
10.21	Lease Agreement with Microsoft Corporation, dated July 25, 1998 (8)
10.21.1	Lease Agreement with Microsoft Corporation, dated December 23, 2004 (8a)
10.22	Contribution Agreement (8)

10.23	Not in use
10.24	Not in use
10.25	Not in use
10.26	Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg (9)
10.27	Berg Group Revolving Credit – $100,000,000 Secured Promissory Note (10) (Terminated)
10.27.1	Third Amendment to Berg Group $100,000,000 Revolving Line of Credit (11) (Terminated)
10.28	Berg Group Deed of Trust Securing Revolving Promissory Note (12)
10.29	Berg Group Promissory Note, dated October 8, 2009 (20)
10.30	Mission West Properties, LP Continuing Guaranty (13)
10.31	Mission West Properties, LP II Continuing Guaranty (13)
10.32	Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.32.1	Mission West Properties, L.P. First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.33	Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.33.1	Mission West Properties, L.P. I First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.34	Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.34.1	Mission West Properties, L.P. II First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.35	Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
10.36	Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
10.36.1	Mission West Properties, L.P. First Amendment to Deed of Trust and Security Agreement (18)
10.37	Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
10.38	Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
10.38.1	Mission West Properties, L.P. I First Amendment to Deed of Trust and Security Agreement (18)
10.39	Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
10.40	Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
10.40.1	Mission West Properties, L.P. II First Amendment to Deed of Trust and Security Agreement (18)
10.41	Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
10.42	Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
10.43	Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
10.44	Mission West Properties L.P., L.P. I and L.P. II First Amendment to Contribution and Reimbursement Agreement (18)
10.45	Not in use
10.46*	2004 Equity Incentive Plan (14)
10.47	Allianz Loan Secured Installment Note (15)
10.48	Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(15)
10.49	Allianz Loan Limited Guaranty (15)
10.50*	Form of Non-statutory Stock Option Agreement with Dividend Rights under 2004 Equity Incentive Plan (15)
10.51	Allianz Loan II Secured Installment Note (16)
10.52	Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents (16)
10.53	Allianz Loan II Limited Guaranty (16)
10.54	Allianz Loan II Loan Modification Agreement (16)
10.55	Allianz Loan II Loan Modification Agreement and Amendment of Deed of Trust (18)
10.56	Heritage Bank of Commerce Revolving Credit Loan Agreement (19)
10.56.1	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated April 17, 2008 (19)
10.56.2	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated June 5, 2009 (19)
10.56.3	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated August 20, 2009 (20)
10.56.4	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated October 13, 2009 (20)
10.57	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 14, 2009 (19)
10.58	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 21, 2009 (19)
10.59	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated July 1, 2009 (19)

10.60	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 2, 2009 (20)
10.61	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 23, 2009 (20)
21.1	Subsidiaries of the Registrant (17)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Operating Officer pursuant to Rule 13a-14(a)
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

(1)         Incorporated herein by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-4/A filed on July 20, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835-99).
(1a)        Incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed on December 20, 2007 (Commission File No. 000-25235).
(2)         Incorporated herein by reference to the registration statement on Form 8-A/A filed on March 21, 2008 (Commission File No. 001-34000).
(2a)       Incorporated herein by reference to the same numbered exhibit to the registration statement on Form 8-A/A filed on March 21, 2008 (Commission File No. 001-34000).
(2b)       Incorporated herein by reference to the same-numbered exhibit to the Company’s Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).
(3)       Incorporated herein by reference to Exhibit 10.8 to the Company’s Post-effective Amendment No. 1 to Registration Statement on Form S-4 filed on Form S-3 on February 11, 1999 (Commission File No. 333-52835-99).
(4a)       Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835).
(4b)       Incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835).
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
(14)       Incorporated herein by reference to Appendix II to the Company’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004 (Commission File No. 000-25235).
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
(18)       Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2008 filed on March 16, 2009 (Commission File No. 000-25235).
(19)       Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 7, 2009 (Commission File No. 000-25235).
(20)       Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 9, 2009 (Commission File No. 000-25235).