Form 10-Q
period 2010-06-30
MISSION WEST PROPERTIES INC
filed 2010-08-09
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 9, 2010, there were 21,959,070 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

INDEX

Part I                 Financial Information

Part II                 Other Information

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 6.	Exhibits	25
Signatures		26

Exhibits

Exhibit 10.29.3	Berg Group Promissory Note, dated July 8, 2010
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.3	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
_________
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate:
Land	$324,563	$320,911
Buildings and improvements	799,849	799,649
Real estate related intangible assets	3,240	3,240
Total investments in properties	1,127,652	1,123,800
Accumulated depreciation and amortization	(216,131)	(204,153)
Net investments in properties	911,521	919,647
Investment in unconsolidated joint venture	3,901	3,828
Net investments in real estate	915,422	923,475
Cash and cash equivalents	5,465	986
Restricted cash	89	197
Restricted investment in marketable securities	-	12,069
Deferred rent receivables	18,483	18,711
Other assets, net	32,944	30,951
Total assets	$972,403	$986,389

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$312,508	$318,818
Mortgage note payable (related parties)	7,996	8,261
Note payable (related parties)	27,771	9,325
Revolving line of credit	-	14,466
Interest payable	1,478	1,573
Security deposits	4,871	4,849
Deferred rental income	5,860	6,539
Dividends and distributions payable	15,793	15,791
Accounts payable and accrued expenses	10,455	9,638
Total liabilities	386,732	389,260

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity attributable to Mission West Properties, Inc.:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 21,959,070 and 21,870,211 shares issued and outstanding at June 30, 2010 and December 31, 2009	22	22
Additional paid-in capital	171,275	170,606
Distributions in excess of accumulated earnings	(27,452)	(25,784)
Total stockholders’ equity attributable to Mission West Properties, Inc.	143,845	144,844
Noncontrolling interests in operating partnerships	441,826	452,285
Total equity	585,671	597,129
Total liabilities and equity	$972,403	$986,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)
_________

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating revenues:
Rental income	$20,670	$20,424	$41,484	$41,080
Tenant reimbursements	4,042	4,315	8,483	9,115
Other income	1,204	302	1,862	622
Total operating revenues	25,916	25,041	51,829	50,817

Operating expenses:
Property operating, maintenance and real estate taxes	6,512	7,272	12,675	13,223
General and administrative	563	623	1,081	1,154
Depreciation and amortization	6,057	6,334	11,978	12,279
Total operating expenses	13,132	14,229	25,734	26,656

Operating income	12,784	10,812	26,095	24,161

Other income (expenses):
Equity in earnings of unconsolidated joint venture	147	75	224	164
Interest and dividend income	-	1,125	50	1,065
Realized and unrealized gain (loss) from investment	2,215	2,433	4,067	(324)
Interest expense	(4,778)	(7,085)	(9,627)	(11,891)
Interest expense – related parties	(327)	(171)	(624)	(352)
Net income	10,041	7,189	20,185	12,823

Net income attributable to noncontrolling interests	(7,581)	(5,404)	(15,267)	(9,607)
Net income available to common stockholders	$2,460	$1,785	$4,918	$3,216

Net income per common share to common stockholders:
Basic	$0.11	$0.08	$0.22	$0.15
Diluted	$0.11	$0.08	$0.22	$0.15
Weighted average shares of common stock outstanding (basic)	21,957,654	21,766,343	21,919,632	21,691,029
Weighted average shares of common stock outstanding (diluted)	22,123,527	21,899,906	22,090,313	21,835,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
_________
	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$20,185	$12,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,978	12,279
Realized and unrealized (gain) loss from restricted investment in marketable securities	(4,067)	324
Dividend income from restricted investment in marketable securities	-	(577)
Equity in earnings of unconsolidated joint venture	(224)	(164)
Distributions from unconsolidated joint venture	150	100
Interest earned on restricted cash	-	(74)
Lease termination fee related to restricted cash	10,381	10,864
Stock-based compensation expense	57	134
Other	10	-
Changes in operating assets and liabilities, net of liabilities assumed:
Proceeds from sale of investment in marketable securities	16,211	3,646
Deferred rent receivables	228	(560)
Other assets	(2,067)	10
Interest payable	(95)	(40)
Security deposits	22	(147)
Deferred rental income	(679)	2,408
Accounts payable and accrued expenses	817	1,884
Net cash provided by operating activities	52,907	42,910

Cash flows from investing activities:
Restricted cash released from escrow	100	-
Purchase of real estate	(3,852)	-
Net cash used in investing activities	(3,752)	-

Cash flows from financing activities:
Principal payments on mortgage notes payable	(6,310)	(5,967)
Principal payments on mortgage note payable (related parties)	(265)	(245)
Proceeds from note payable (related parties)	41,446	23,141
Payments on note payable (related parties)	(23,000)	(23,141)
(Payments on) proceeds from note payable	(10,381)	15,000
Net repayments on revolving line of credit	(14,466)	(9,187)
Net proceeds from exercise of stock options	67	-
Distributions paid to noncontrolling interests	(25,180)	(34,212)
Dividends paid to common stockholders	(6,587)	(8,299)
Net cash used in financing activities	(44,676)	(42,910)
Net increase in cash and cash equivalents	4,479	-
Cash and cash equivalents, beginning of period	986	-
Cash and cash equivalents, end of period	$5,465	$-
Supplemental information:
Cash paid for interest	$10,114	$9,809
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of O.P. units	$546	$15,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
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

As of June 30, 2010, the Company owned a controlling general partnership interest of 24.40%, 21.85%, 16.32% and 12.52% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 20.82% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

Through the operating partnerships, the Company owns interests in 112 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2010 and 2009.

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

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2010, their consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and their cash flows for the six months ended June 30, 2010 and 2009. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 and related footnote disclosures are unaudited. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 810. As of June 30, 2010, the Company consolidated one VIE in the accompanying condensed consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 to Condensed Consolidated Financial Statements below for further discussion of this transaction.

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At June 30, 2010, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan during the three months ended June 30, 2010.

		Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2009	3,257,500	$8.87
Options granted	171,000	$6.99
Options exercised	(10,859)	$6.14
Balance, June 30, 2010	3,417,641	$8.79

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $52 and $109 of expense for the three months ended June 30, 2010 and 2009, respectively, and approximately $57 and $134 of expense for share-based compensation relating to grants of stock options for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the total amount of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan was approximately $109. This cost is expected to be recognized over a weighted-average period of 1.38 years.

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

The following table presents a reconciliation of the December 31, 2009 and June 30, 2010 carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2009	$22	$170,606	$(25,784)	$452,285	$597,129
Net income	-	-	4,918	15,267	20,185
Amortization of previously granted share awards	-	57	-	-	57
Exercise of stock options	-	66	-	-	66
Conversions of operating partnership units	-	546	-	(546)	-
Cash dividends and distributions	-	-	(6,586)	(25,180)	(31,766)
Balance, June 30, 2010	$22	$171,275	$(27,452)	$441,826	$585,671

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock.  Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed consolidated balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of June 30, 2010, these interests accounted for approximately 79.2% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of noncontrolling interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average noncontrolling interests’ ownership percentage.

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

Accounting Standards
The Consolidation Topic of the FASB ASC 810 provides a new accounting provision regarding the consolidation of variable interest entities (“VIEs”). The new accounting provision modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  Additionally, the accounting provision requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. The new accounting provision became effective for all new and existing VIEs on January 1, 2010. Upon adoption, the Company re-evaluated its interest in M&M Real Estate Control & Restructuring, LLC. Based on the evaluation performed, management has concluded that there is no change from its initial assessment and continues to consolidate the entity.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

In August 2007, one of the Company’s tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M Real Estate”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M Real Estate assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M Real Estate. M&M Real Estate is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, received $849 from July 2009 through June 2010, and is receiving $881 from July 2010 through June 2011 and $915 from July 2011 through December 2011. Based upon the provisions of the Consolidation Topic of the FASB ASC 810, the Company determined that M&M Real Estate is a VIE. The Company further determined that it is the primary beneficiary of this VIE, and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $46,000 in August 2007.

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

Restricted cash totaled approximately $89 on June 30, 2010. The entire amount represents cash held by M&M Real Estate, a consolidated VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE and any other additional agreements with the VIE.

5.	Restricted Investment in Marketable Securities

Restricted investment in marketable securities totaled $0 as of June 30, 2010. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding gain and loss recorded in realized and unrealized gain and loss from investment in the Company’s condensed consolidated statement of operations. In the second quarter of 2010, all of the marketable securities were sold for a net total of approximately $15,913. The Company realized a net cash gain of approximately $9,601, which includes approximately $298 in cash dividends received during the holding period. For the three months ended June 30, 2010, the Company recorded net realized gain of approximately $2,215 related to the sale of the marketable securities. For the three months ended June 30, 2009, the Company recorded unrealized gain of approximately $2,433 related to the increase in fair value of the marketable securities. For the six months ended June 30, 2010, the Company recorded net realized and unrealized gain of approximately $4,067 related to the sale of the marketable securities and the increase in fair value of the marketable securities. For the six months ended June 30, 2009, the Company recorded unrealized loss of approximately $324 related to the decrease in fair value of the marketable securities. The Company used the proceeds from the sale to pay down the Berg Group loan.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The Company’s restricted investment in marketable securities was classified as a trading security, and accordingly unrealized gains and losses (differences between the initial cost and the fair value at the balance sheet date) were included in net income, and interest and dividend revenue, as well as realized gains and losses on sales, were included in net income. The marketable securities were classified as Level 1 of the fair value hierarchy in accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC 820 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

6.	Stock Transactions

During the six months ended June 30, 2010, stock options to purchase 10,859 shares of the Company’s common stock were exercised at $6.14 per share. Total proceeds to the Company were approximately $67. During the same period, two limited partners exchanged a total of 78,000 O.P. units for 78,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $546 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

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

The computation for weighted average shares is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding (basic)	21,957,654	21,766,343	21,919,632	21,691,029
Incremental shares from assumed option exercise	165,873	133,563	170,681	144,516
Weighted average shares outstanding (diluted)	22,123,527	21,899,906	22,090,313	21,835,545

At June 30, 2010, outstanding options to purchase 2,052,500 shares of common stock were excluded from the computation of diluted net income per share under the treasury stock method for the three and six months ended June 30, 2010 because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder’s option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the noncontrolling interests’ share of income back to net income. The total number of O.P. units outstanding at June 30, 2010 and 2009 was 83,326,965 and 83,504,965, respectively.

8.	Related Party Transactions

As of June 30, 2010, the Berg Group owned 75,880,384 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of June 30, 2010 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of June 30, 2010, debt in the amount of approximately $7,996 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $155 and $164 for the three months ended June 30, 2010 and 2009, respectively, and $312 and $331 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, debt in the amount of approximately $27,771 was due the Berg Group under a short-term note. During the first six months of 2010, the Company borrowed a total of approximately $41,446 from the Berg Group under a short-term note payable in connection with the quarterly dividend distributions and repaid $23,000 to the Berg Group. The note payable interest was calculated at LIBOR plus 1.75%. Interest expense incurred in connection with the loan was approximately $172 and $6 for the three months ended June 30, 2010 and 2009, respectively, and $313 and $21 for the six months ended June 30, 2010 and 2009, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

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

During the first six months of 2010 and 2009, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $273 and $279 in rental income for the three months ended June 30, 2010 and 2009, respectively, and $546 and $572 in rental revenue for the six months ended June 30, 2010 and 2009, respectively.

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

The Berg Group has a commitment to pay approximately $7,500 toward the construction of  an approximately 75,000 to 90,000 square foot building in connection with the Company’s 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company has recorded this portion of the purchase price paid to the Berg Group in “Other assets” on its condensed consolidated balance sheets.  The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee. Currently there is no tenant or prospective tenant demand for a building at this site that would justify the construction of a new building to which this commitment could be applied.

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for the three months ended June 30, 2010 and 2009, and $60 for the six months ended June 30, 2010 and 2009.

9.	Commitments and Contingencies

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

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation (“RPC”) is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership (“Hellyer LP”), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. (“MWP”) had the right to obtain RPC’s entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised its right under the partnership agreement to cancel RPC’s entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC’s interest in Hellyer LP to Berg & Berg Enterprises, Inc. (“BBE”). Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Company acting through the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006, Maryland’s highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in Maryland. The court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. A trial in the superior court commenced in February 2009. On September 17, 2009, the superior court issued a final decision and entry of judgment in favor of RPC upholding its interest in Hellyer L.P. and awarding damages of approximately $6,625, together with pre-judgment interest at a 10% annual rate through September 3, 2009 of $2,692, for a total of approximately $9,317. As a result, the Company recorded an additional $469 in interest expense. The Company is in the process of filing an appeal. On October 5, 2009, the

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited

Company deposited approximately $13,975 with the clerk of the Santa Clara County Superior Court, of which approximately $4,658, or 50% of $9,317, was a deposit to appeal the court’s final decision. The additional $4,658 appeal deposit is refundable regardless of the outcome of the appeal process. Pending the outcome of the appeal, the Company has accrued approximately $3,469 in interest payable on the amount of past distributions that would be payable to RPC by Hellyer LP based on the amount of the judgment at the legal rate of interest of 10%. In addition, the Company has accrued approximately $1,021 in interest receivable due from BBE because past distributions with respect to RPC’s interest in Hellyer LP were paid to BBE, which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interests held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% noncontrolling interest was approximately $483 and $381 in the first six months of 2010 and 2009, respectively. As of June 30, 2010, accumulated cash flow distributions from Hellyer LP totaling approximately $6,858 were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE will be required to return all distributions paid to BBE and RPC's former interest in Hellyer LP to RPC. In anticipation of this contingency, since  October 2003, the Company has recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

The Independent Directors Committee of the Board of Directors has exercised the Company’s right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company.

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of June 30, 2010.

The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of June 30, 2010.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

10.	Subsequent Events

On July 8, 2010, the Company paid dividends of $0.15 per share of common stock to all common stockholders of record as of June 30, 2010. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all O.P. unit holders, with the exception of the Berg Group as discussed below. Aggregate dividends and distributions amounted to approximately $15,793.

On July 8, 2010, the Company issued a short-term note for approximately $39,288 to the Berg Group in connection with the quarterly dividend distributions and the loan amount outstanding at June 30, 2010. The note payable bears interest at LIBOR plus 1.75% and is due September 30, 2010. The loan was approved by the Independent Directors Committee of the Company’s Board of Directors.

On August 4, 2010, the Company entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $40,000 from Hartford Life Insurance Company and Hartford Life and Accident Insurance Company (the “Hartford Loan II”). The proceeds were used primarily to repay the remaining balance of an existing loan with the Berg Group and to provide other working capital needs. The Hartford Loan II bears a fixed annual interest rate of 6.05%, with a 20-year amortization, and matures September 1, 2030, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $288 are due on the first day of each month. The Hartford Loan II is secured by five properties consisting of approximately 0.5 million rentable square feet. The Company estimates that loan fees and financing costs will total approximately $450, which will be amortized over the 20 year loan period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

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

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area.  As of June 30, 2010, we owned and managed 112 properties totaling approximately 8.1 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of June 30, 2010, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

Current Economic Environment

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy. According to a recent report by Cassidy Turley BT Commercial Real Estate (the “CTBT Report”), which we consider to be a useful publicly available source of relevant market data, the vacancy rate for Silicon Valley R&D property was approximately 19.3% in late 2009 and 19.1% at the end of the second quarter of 2010. Total vacant R&D square footage in Silicon Valley at the end of the second quarter of 2010 amounted to approximately 29.7 million square feet, of which 14.0%, or 4.2 million square feet, were being offered under subleases. According to the CTBT Report, total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2009 amounted to approximately 5.2 million square feet, and in the first six months of 2010 there was total positive net absorption of approximately 0.15 million square feet. Also according to the CTBT Report, the average asking market rent per square foot at the end of the second quarter of 2010 was $0.99 per month compared with $1.03 per month in late 2009. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Due to the substantial overhang of vacant R&D properties throughout Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2012.

Our occupancy rate at June 30, 2010 was 64.1% compared with 66.1% at June 30, 2009. We believe that our occupancy rate could decline further if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, excluding 53,000 rentable square feet of month-to-month lease, leases with respect to approximately 197,000 rentable square feet are expiring prior to the end of 2010. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. We believe that the average 2010 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

Results of Operations

Comparison of the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009

As of June 30, 2010, through our controlling interests in the operating partnerships, we owned 112 properties totaling approximately 8.1 million rentable square feet compared with 111 properties totaling approximately 8.0 million rentable square feet owned by us as of June 30, 2009. The increase in total rentable square footage was due to the acquisition of an R&D/office property consisting of approximately 41,400 rentable square feet since the second quarter of 2009.

Comparison of rental income from real estate for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$20,615	$20,424	$191	0.9%
2010 Acquisition	55	-	55	100.0%
Total	$20,670	$20,424	$246	1.2%

	Six Months Ended June 30,
	2010	2009	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$41,373	$41,080	$293	0.7%
2010 Acquisitions	111	-	111	100.0%
Total	$41,484	$41,080	$404	1.0%

(1)	“Same Property” is defined as properties owned by us prior to 2009 that we still owned as of June 30, 2010.

Rental Income from Real Estate Operations
For the quarter ended June 30, 2010, rental income from real estate increased by approximately $0.2 million, or 1.2%, from $20.4 million for the three months ended June 30, 2009 to $20.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2010, rental revenue from real estate increased by approximately $0.4 million, or 1.0%, from $41.1 million for the six months ended June 30, 2009 to $41.5 million for the six months ended June 30, 2010. In both periods, the increase in rental income resulted primarily from new leases since June 30, 2009. Our occupancy rate at June 30, 2010 was approximately 64.1%, compared with 66.1% at June 30, 2009.

Other Income
Other income of approximately $1.20 million for the three months ended June 30, 2010 included approximately $0.25 million from management fees, $0.90 million from litigation proceeds and $0.05 million from miscellaneous income. Other income of approximately $0.30 million for the three months ended June 30, 2009 included approximately $0.24 million from management fees and $0.06 million from an insurance claim. For the six months ended June 30, 2010, other income of approximately $1.86 million included approximately $0.51 million from management fees, $1.28 million from litigation proceeds and $0.07 million from miscellaneous income. For the six months ended June 30, 2009, other income of approximately $0.62 million included approximately $0.49 million from management fees, $0.06 million from an insurance claim and $0.07 million from miscellaneous income.

Expenses from Operations
Property operating, maintenance and property taxes during the second quarter of 2010 decreased by approximately ($0.8) million, or (10.5%), from $7.3 million to $6.5 million for the three months ended June 30, 2009 and 2010, respectively. Utility expenses decreased in the latest quarter. Tenant reimbursements decreased by approximately ($0.3) million, or (6.3%), from $4.3 million for the three months ended June 30, 2009 to $4.0 million for the three months ended June 30, 2010 due to the decrease in operating expenses. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, property taxes, and other fixed operating expenses are not recoverable from vacant properties. For the six months ended June 30, 2010, property operating, maintenance and property taxes decreased by approximately ($0.5) million, or (4.1%), from $13.2 million for the six months ended June 30, 2009 to $12.7 million for the six months ended June 30, 2010.

General and administrative expenses decreased by approximately ($0.06) million, or (9.6%), from $0.62 million to $0.56 million for the three months ended June 30, 2009 and 2010, respectively. For the six months ended June 30, 2009 and 2010, general and administrative expenses decreased by approximately ($0.07) million, or (6.3%), from $1.15 million to $1.08 million, respectively. The decrease was primarily the result of lower stock compensation expense in 2010.

Real estate depreciation and amortization expense decreased by approximately ($0.3) million, or (4.4%), from $6.3 million to $6.0 million for the three months ended June 30, 2009 and 2010, respectively. The decrease resulted because there was no depreciation expense in 2010 with respect to a building for which a lease was terminated in 2009 and all unamortized tenant improvements in that building were expensed at that time. Real estate depreciation and amortization expense decreased by approximately ($0.3) million, or (2.5%), from $12.3 million to $12.0 million for the six months ended June 30, 2009 and 2010, respectively.

Equity in Earnings from Unconsolidated Joint Venture
As of June 30, 2010, we held an investment in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended June 30, 2010, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.15 million compared with equity in earnings of $0.08 million for the same period in 2009. For the six-month periods ended June 30, 2010 and 2009, equity in earnings from the unconsolidated joint venture was approximately $0.22 million and $0.16 million, respectively. The occupancy rate for the properties owned by this joint venture at June 30, 2010 and 2009 was 100%.

Interest and Dividend Income
Interest and dividend income for the three months ended June 30, 2010 and 2009, was $0 and $1.13 million, respectively. The decrease was primarily due to an accrual of approximately $1.0 million in interest income related to the Hellyer Avenue Limited Partnership litigation in 2009 that did not recur in 2010 (see Note 9 above for further discussion of this litigation). Interest and dividend income decreased by approximately ($1.02) million, or (95.3%), from $1.07 million to $0.05 million for the six months ended June 30, 2009 and 2010, respectively, primarily for the same reason.

Interest Expense
Interest expense decreased by approximately ($2.3) million, or (32.6%), from $7.1 million for the three months ended June 30, 2009 to $4.8 million for the three months ended June 30, 2010 due to an accrual of approximately $2.3 million related to the Hellyer Avenue Limited Partnership litigation in 2009 that did not recur in 2010 (see Note 9 above for further discussion of this litigation). Interest expense (related parties) increased by approximately $0.16 million, or 91.2%, from $0.17 million for the three months ended June 30, 2009 to $0.33 million for the three months ended June 30, 2010 due to higher related party debt incurred in the quarter ended June 30, 2010. Interest expense decreased by approximately ($2.3) million, or (19.0%), from $11.9 million for the six months ended June 30, 2009 to $9.6 million for the six months ended June 30, 2010. Interest expense (related parties) increased by approximately $0.3 million, or 77.3%, from $0.3 million for the six months ended June 30, 2009 to $0.6 million for the six months ended June 30, 2010. Total debt outstanding, including debt due related parties, increased by approximately $10.9 million, or 3.2%, from $337.4 million as of June 30, 2009 to $348.3 million as of June 30, 2010 because of additional debt with a related party.

Net Income Available to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income available to common stockholders increased by approximately $0.7 million, or 37.8%, from $1.8 million for the three months ended June 30, 2009 to $2.5 million for the three months ended June 30, 2010. Net income attributable to noncontrolling interests increased by approximately $2.2 million, or 40.3%, from $5.4 million for the three months ended June 30, 2009 to $7.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2010 and 2009, net income available to common stockholders was approximately $4.9 million and $3.2 million, respectively, and net income attributable to noncontrolling interests was approximately $15.3 million and $9.6 million, respectively.

The amount of net income attributable to noncontrolling interests has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 79% as of June 30, 2010 and 2009. The increases in net income attributable to noncontrolling interests in the first three and six months of 2010 occurred solely as a result of increases in our net income for the periods.

Changes in Financial Condition

The most significant change in our financial condition during the six months ended June 30, 2010 resulted from the acquisition of one R&D property consisting of approximately 41,400 rentable square feet located in the Silicon Valley for approximately $3.9 million in cash.

Total stockholders’ equity, net, decreased by approximately ($1.0) million from December 31, 2009. We obtained additional capital from the issuance of 78,000 shares and 10,859 shares of our common stock for the exchange of O.P. units and stock option exercise, respectively, which increased additional paid-in capital by approximately $0.7 million. Stockholders’ equity was reduced during the most recent quarter by distributions in excess of accumulated earnings of approximately ($1.7) million.

Liquidity and Capital Resources

Excluding the effects of the investment in marketable securities, we anticipate a decrease in operating cash flows from our operating property portfolio in 2010 compared with 2009. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley. If we are unable to lease a significant portion of the approximately 197,000 rentable square feet scheduled to expire during the remainder of 2010 or an equivalent amount of our currently available space of approximately 2.9 million rentable square feet, however, our operating cash flows after 2010 may be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash flows from lease terminations are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties.

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

As of June 30, 2010, we had approximately $5.5 million of cash and cash equivalents. Additionally, we had $17.5 million available under the HBC credit facility.

As of June 30, 2010, restricted cash totaled approximately $0.1 million. The entire amount represents cash held by M&M Real Estate Control & Restructuring, LLC (“M&M Real Estate”), a consolidated VIE. We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements and any other additional agreements with the VIE. We include this in our restricted cash in accordance with the Consolidation Topic of the FASB ASC 810.

Distributions
On July 8, 2010, we paid dividends of $0.15 per share of common stock to all common stockholders of record as of June 30, 2010. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all holders of O.P. units. The aggregate dividends and distributions amounted to approximately $15.8 million. However, we borrowed approximately $11.5 million of these distributions from the Berg Group to assist with the funding of our continuing operations. See below for the terms of the note.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
On July 8, 2010, we issued a short-term note for approximately $39.3 million to the Berg Group in connection with the quarterly dividend distributions and the loan amount outstanding at June 30, 2010. This note had an interest rate of LIBOR plus 1.75% and is due September 30, 2010.

On August 4, 2010, we entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $40 million from Hartford Life Insurance Company and Hartford Life and Accident Insurance Company (the "Hartford Loan II").  The proceeds were used primarily to repay the remaining balance of an existing loan with the Berg Group (see above) and to provide other working capital needs.  The Hartford Loan II bears a fixed annual interest rate of 6.05% , with a 20-year amortization, and matures September 1, 2030, at which time any outstanding principal and interest will be due.  Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $0.3 million are due on the first day of each month.  The Hartford Loan II is secured by five properties consisting of approximately 0.5 million rentable square feet.  We estimate that loan fees and financing costs will total approximately $0.5 million, which will be amortized over the 20 year loan period.

At June 30, 2010, we had total indebtedness of approximately $348.3 million, including $312.5 million of fixed rate mortgage debt,  $27.8 million under the Berg Group note payable (related parties) and $8.0 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of June 30, 2010, we were in compliance with these loan covenants.

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, unsecured notes, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at June 30, 2010 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	Six Months
	Remaining	Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(dollars in thousands)
Principal payments (1)	$34,524	$14,109	$14,935	$81,269	$10,891	$192,547	$348,275
Interest payments-fixed rate debt (2)	9,127	17,652	16,825	12,820	11,366	62,288	130,078
Interest payments-variable rate debt (3)	62	-	-	-	-	-	62
Operating lease obligations (4)	60	30	-	-	-	-	90
Total	$43,773	$31,791	$31,760	$94,089	$22,257	$254,835	$478,505

(1)	As of June 30, 2010, 92.0% of our debt was contractually fixed and 8.0% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)
The information in the table above reflects our projected interest rate obligations for the variable-rate payments based LIBOR plus 1.75% at June 30, 2010, the scheduled interest payment dates and maturity dates.

(4)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table and notes set forth information regarding debt outstanding as of June 30, 2010:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	1600 Memorex Drive, Santa Clara, CA 1688 Richard Drive, Santa Clara, CA 1700 Richard Drive, Santa Clara, CA	-	Sept 2011

Note Payable (related parties):	Not Applicable	$27,771	Sept 2010

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	7,996	Jun 2013	7.65%

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		109,898	Oct 2018	6.21%

Northwestern Mutual Life Insurance Company (4)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	75,424	Jan 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (5)	5900 Optical Court, San Jose, CA	21,696	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (5)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	105,490	Aug 2025	5.22%
		312,508

TOTAL		$348,275

(1)
In October 2009, we entered into a change in terms agreement with the Heritage Bank of Commerce (“HBC”) to amend the maturity date to September 15, 2011. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at June 30, 2010 was 4.00%. Costs and fees incurred with obtaining this loan aggregated approximately $49, which were deferred and amortized over the loan period. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement, including minimum tangible net worth and debt service coverage ratio. As of June 30, 2010, we were in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2025. The weighted average interest rate of the mortgage notes payable and mortgage note payable (related parties) was 5.74% at June 30, 2010.

(3)
The Hartford loan is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan contains certain customary covenants as defined in the loan agreement. As of June 30, 2010, we were in compliance with these loan covenants.

(4)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of June 30, 2010, we were in compliance with these loan covenants.

(5)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of June 30, 2010, we were in compliance with these loan covenants.

(6)	The interest rate on the Berg Group loan is LIBOR plus 1.75% per annum. The interest rate at June 30, 2010 was 2.10%.

At June 30, 2010, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $6.82 per share on June 30, 2010) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 32.6%. On June 30, 2010, the last trading day in the quarter, total market capitalization was approximately $1.07 billion.

At June 30, 2010, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.4 million. The due date of these notes has been extended to September 30, 2011. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the six months ended June 30, 2010 with the six months ended June 30, 2009

Net cash provided by operating activities for the six months ended June 30, 2010 was approximately $52.9 million compared with $42.9 million for the same period in 2009. Cash flow increased primarily from proceeds received from the sale of our investment in marketable securities in 2010.

Net cash used in investing activities was approximately $3.8 million and $0 for the six months ended June 30, 2010 and 2009, respectively. Cash used in investing activities during the six months ended June 30, 2010 related principally to the acquisition of one R&D property at 1040-1050 La Avenida Street in Mountain View, California for approximately $3.9 million.

Net cash used in financing activities was approximately $44.7 million for the six months ended June 30, 2010 compared with approximately $42.9 million for the six months ended June 30, 2009. During the first six months of 2010, we financed approximately $41.4 million in short-term debt from the Berg Group, paid approximately $54.4 million towards outstanding debt, received approximately $0.07 million from stock option exercises, paid approximately $25.2 million of distributions to noncontrolling interests and paid approximately $6.6 million of dividends to common stockholders. During the same period in 2009, we financed approximately $23.1 million in short-term debt, received $15 million from a loan with our VIE, paid approximately $38.5 million towards outstanding debt, paid approximately $34.2 million of distributions to noncontrolling interests and paid approximately $8.3 million of dividends to common stockholders.

In 2009, we issued multiple notes in the aggregate amount of $22 million to M&M Real Estate for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. Approximately $10.4 million was repaid in 2010. As of June 30, 2010, the remaining balance owed to M&M Real Estate was approximately $12.0 million. This cash is required to be paid to us in any event between now and December 2011 under the terms of the lease termination and assumption agreements with M&M Real Estate and the former tenant under the lease. The principal amount of these notes, along with the interest expense and interest income to the operating partnership, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements.

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

FFO for the three months and six ended June 30, 2010 and 2009, as reconciled to net income, are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$10,041	$7,189	$20,185	$12,823
Add:
Depreciation and amortization (1)	6,616	7,054	13,082	13,530
Less:
Noncontrolling interests in joint ventures	(98)	(54)	(201)	(94)
FFO	$16,559	$14,189	$33,066	$26,259

(1)
Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 for the three months ended June 30, 2010 and 2009 and $119 for the six months ended June 30, 2010 and 2009. Also includes our amortization of leasing commissions of approximately $500 and $660 for the three months ended June 30, 2010 and 2009, respectively, and $985 and $1,132 for the six months ended June 30, 2010 and 2009, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2010. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2010 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2010 will be paid upon maturity.

	Six Months Remaining	Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$6,753	$14,109	$14,935	$81,269	$10,891	$192,547	$320,504	$305,376
Weighted average interest rate	5.74%	5.74%	5.74%	5.74%	5.74%	5.74%

Variable Rate Debt:
Unsecured debt	$27,771	-	-	-	-	-	$27,771	$27,771
Weighted average interest rate	2.10%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at June 30, 2010. The only variable debt that we had as of June 30, 2010 was approximately $27.8 million owed to the Berg Group. This represented approximately 8.0% of the total $348.3 million of outstanding debt as of June 30, 2010. All of our debt is denominated in United States dollars.

The following discussion of market risk is based solely on a possible hypothetical change in future market conditions related to our variable-rate debt. It includes “forward-looking statements,” as previously defined, regarding market risk, but we are not forecasting the occurrence of these market changes.

Based on the amount of variable debt outstanding as of June 30, 2010, a 1% increase or decrease in interest rates on our approximately $27.8 million of floating rate debt would decrease or increase, respectively, earnings and cash flows for the six-month period then ended by approximately $139,000, as a result of the increased or decreased interest expense associated with the change in rate, and would not have an impact on the fair value of the floating rate debt. This amount is determined by considering the impact of hypothetical interest rates on our borrowing cost. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes to our financial structure.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of June 30, 2010.

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

Related Party Debt
We are liable to the Berg Group under a mortgage loan of approximately $8.0 million due in June 2013, which was extended from the original maturity date of June 2010, in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg Land Holdings Option Agreement. Funds from operations have not been sufficient to fund both full dividend distributions and debt service. The Berg Group has been providing short-term funding for dividend distributions but is not obligated to do so. As of the date of this report, our total short-term debt owed to the Berg Group was paid off in full with proceeds from the Hartford Loan II.  From time to time we rely on these short-term loans from the Berg Group, which may not always be available. If they are not available we will have to find other probably more expensive sources of funding or reduce dividend distributions. If we are unable to repay our debt to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of our properties and a reduction in the amount of cash distributions to our stockholders.  In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes.

ITEM 6.  Exhibits

10.29.3	Berg Group Promissory Note, dated July 8, 2010
31.1	Section 1350 Certificate of CEO
31.2	Section 1350 Certificate of President & COO
31.3	Section 1350 Certificate of Principal Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mission West Properties, Inc.
(Registrant)

Date: August 9, 2010	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: August 9, 2010	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)