Form 10-Q
period 2010-09-30
MISSION WEST PROPERTIES INC
filed 2010-11-09
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 9, 2010, there were 22,028,470 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

INDEX

Part I                 Financial Information

Part II                 Other Information

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26
Signatures		27

Exhibits

Exhibit 10.16	Hartford Fixed Rate Term Loan Agreement II
Exhibit 10.16.1	Hartford Life Insurance Company Promissory Note II
Exhibit 10.16.2	Hartford Life and Accident Insurance Company Promissory Note II
Exhibit 10.16.3	Hartford-Mission West Properties, L.P. Deed of Trust, Security Agreement and Fixture Filing II
Exhibit 10.16.4	Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing II
Exhibit 10.16.5	Hartford Carveout Indemnity Agreement II
Exhibit 10.16.6	Hartford Environmental Indemnity Agreement II
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.3	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
_________
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate:
Land	$322,828	$320,911
Buildings and improvements	792,956	799,649
Real estate related intangible assets	3,240	3,240
Total investments in properties	1,119,024	1,123,800
Accumulated depreciation and amortization	(219,295)	(204,153)
Assets held for sale, net of accumulated depreciation	7,629	-
Net investments in properties	907,358	919,647
Investment in unconsolidated joint venture	3,872	3,828
Net investments in real estate	911,230	923,475
Cash and cash equivalents	15,226	986
Restricted cash	89	197
Restricted investment in marketable securities	-	12,069
Deferred rent receivables	18,422	18,711
Other assets, net	33,396	30,951
Total assets	$978,363	$986,389
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$349,297	$318,818
Mortgage note payable (related parties)	7,860	8,261
Note payable (related parties)	-	9,325
Revolving line of credit	-	14,466
Interest payable	1,664	1,573
Security deposits	4,882	4,849
Deferred rental income	5,706	6,539
Liabilities related to assets held for sale	33	-
Dividends and distributions payable	15,793	15,791
Accounts payable and accrued expenses	17,992	9,638
Total liabilities	403,227	389,260

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity attributable to Mission West Properties, Inc.:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,013,070 and 21,870,211 shares issued and outstanding at September 30, 2010 and December 31, 2009	22	22
Additional paid-in capital	171,692	170,606
Distributions in excess of accumulated earnings	(29,384)	(25,784)
Total stockholders’ equity attributable to Mission West Properties, Inc.	142,330	144,844
Noncontrolling interests in operating partnerships	432,806	452,285
Total equity	575,136	597,129
Total liabilities and equity	$978,363	$986,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)
_________

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating revenues:
Rental income	$20,596	$20,431	$62,058	$61,478
Tenant reimbursements	3,113	4,551	11,567	13,632
Other income	276	284	2,138	905
Total operating revenues	23,985	25,266	75,763	76,015

Operating expenses:
Property operating, maintenance and real estate taxes	6,731	6,709	19,301	19,814
General and administrative	580	589	1,661	1,743
Depreciation and amortization	5,804	5,863	17,665	18,026
Total operating expenses	13,115	13,161	38,627	39,583

Operating income	10,870	12,105	37,136	36,432

Other income (expenses):
Equity in earnings of unconsolidated joint venture	46	72	270	237
Interest and dividend income	1	93	51	1,158
Realized and unrealized gain from investment	-	4,464	4,067	4,140
Interest expense	(5,138)	(5,180)	(14,765)	(17,071)
Interest expense – related parties	(214)	(202)	(839)	(554)
Income from continuing operations	5,565	11,352	25,920	24,342

Discontinued operations:
(Loss) from operations of property held for sale	(94)	(110)	(265)	(277)
Net income	5,471	11,242	25,655	24,065

Net income attributable to noncontrolling interests	(4,101)	(8,476)	(19,367)	(18,083)
Net income available to common stockholders	$1,370	$2,766	$6,288	$5,982

Net income per common share to common stockholders:
Basic	$0.06	$0.13	$0.29	$0.28
Diluted	$0.06	$0.13	$0.28	$0.27
Weighted average shares of common stock outstanding (basic)	21,976,679	21,770,211	21,938,857	21,717,713
Weighted average shares of common stock outstanding (diluted)	22,109,391	21,902,387	22,095,602	21,858,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
_________
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$25,655	$24,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,840	18,200
Realized and unrealized gain from restricted investment in marketable securities	(4,067)	(4,140)
Dividend income from restricted investment in marketable securities	-	(651)
Equity in earnings of unconsolidated joint venture	(270)	(237)
Distributions from unconsolidated joint venture	226	175
Interest earned on restricted cash	-	(92)
Lease termination fee related to restricted cash	10,381	10,864
Stock-based compensation expense	109	243
Other	9	-
Changes in operating assets and liabilities, net of liabilities assumed:
Proceeds from sale of investment in marketable securities	16,211	3,646
Deferred rent receivables	289	(675)
Other assets	(2,062)	(5,157)
Interest payable	91	(26)
Security deposits	37	(246)
Deferred rental income	(833)	1,561
Accounts payable and accrued expenses	8,383	11,215
Net cash provided by operating activities	71,999	58,745

Cash flows from investing activities:
Improvements to real estate assets	(1,699)	(156)
Restricted cash deposited into escrow	-	(500)
Restricted cash released from escrow	100	-
Purchase of real estate	(3,852)	-
Net cash used in investing activities	(5,451)	(656)

Cash flows from financing activities:
Proceeds from mortgage note payable	40,000	-
Principal payments on mortgage notes payable	(9,521)	(9,001)
Principal payments on mortgage note payable (related parties)	(401)	(372)
Proceeds from note payable (related parties)	52,963	29,641
Payments on note payable (related parties)	(62,288)	(29,641)
(Payments on) proceeds from note payable	(10,381)	15,000
Net repayments on revolving line of credit	(14,466)	(9,506)
Financing costs	(457)	-
Net proceeds from exercise of stock options	67	-
Distributions paid to noncontrolling interests	(37,956)	(42,069)
Dividends paid to common stockholders	(9,868)	(11,565)
Net cash used in financing activities	(52,308)	(57,513)
Net increase in cash and cash equivalents	14,240	576
Cash and cash equivalents, beginning of period	986	-
Cash and cash equivalents, end of period	$15,226	$576
Supplemental information:
Cash paid for interest	$16,818	$14,841
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of O.P. units	$911	$15,138

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

As of September 30, 2010, the Company owned a controlling general partnership interest of 24.44%, 21.86%, 16.32% and 12.52% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 20.83% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

Through the operating partnerships, the Company owns interests in 112 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2010 and 2009.

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

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2010, their consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and their cash flows for the nine months ended September 30, 2010 and 2009. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 810. As of September 30, 2010, the Company consolidated one VIE in the accompanying condensed consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 to the Condensed Consolidated Financial Statements below for further discussion of this transaction.

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At September 30, 2010, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan during the nine months ended September 30, 2010.

		Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2009	3,257,500	$8.87
Options granted	171,000	$6.99
Options exercised	(10,859)	$6.14
Balance, September 30, 2010	3,417,641	$8.79

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $52 and $109 of expense for the three months ended September 30, 2010 and 2009, respectively, and approximately $109 and $243 of expense for share-based compensation relating to grants of stock options for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the total amount of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the compensation plan was approximately $92. This cost is expected to be recognized over a weighted-average period of 1.19 years.

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

The following table presents a reconciliation of the December 31, 2009 and September 30, 2010 carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2009	$22	$170,606	$(25,784)	$452,285	$597,129
Net income	-	-	6,288	19,367	25,655
Amortization of previously granted share awards	-	109	-	-	109
Exercise of stock options	-	66	-	-	66
Conversions of operating partnership units	-	911	-	(911)	-
Cash dividends and distributions	-	-	(9,888)	(37,935)	(47,823)
Balance, September 30, 2010	$22	$171,692	$(29,384)	$432,806	$575,136

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock.  Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed consolidated balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of September 30, 2010, these interests accounted for approximately 79.2% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of noncontrolling interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average noncontrolling interests’ ownership percentage.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

In August 2007, one of the Company’s tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M Real Estate”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M Real Estate assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M Real Estate. M&M Real Estate is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which expire in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, received $849 from July 2009 through June 2010, is receiving $881 from July 2010 through June 2011 and will receive $915 from July 2011 through December 2011. Based upon the provisions of the Consolidation Topic of the FASB ASC 810, the Company determined that M&M Real Estate is a VIE. The Company further determined that it is the primary beneficiary of this VIE, and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $46,000 in August 2007.

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

Restricted cash totaled approximately $89 on September 30, 2010. The entire amount represents cash held by M&M Real Estate, a consolidated VIE. The Company does not have possession or control over these funds or any right to receive them except in accordance with the payment terms of the lease agreement that has been assigned to the VIE and any other additional agreements with the VIE.

5.	Restricted Investment in Marketable Securities

The Company adjusts marketable securities to fair value at the end of each accounting period, with the corresponding gain and loss recorded in realized and unrealized gain and loss from investment in the Company’s condensed consolidated statement of operations. Restricted investment in marketable securities totaled $0 as of September 30, 2010. In the second quarter of 2010, all of the marketable securities were sold for a net total of approximately $15,913. The Company realized a net cash gain of approximately $9,601, which includes approximately $298 in cash dividends received during the holding period. For the nine months ended September 30, 2010, the Company recorded net realized and unrealized gain of approximately $4,067 related to the sale of the marketable securities and the increase in fair value of the marketable securities. For the nine months ended September 30, 2009, the Company recorded unrealized gain of approximately $4,140 related to the increase in fair value of the marketable securities. The Company used the proceeds from the sale to pay down its short-term borrowings from the Berg Group.

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

During the nine months ended September 30, 2010, stock options to purchase 10,859 shares of the Company’s common stock were exercised at $6.14 per share. Total proceeds to the Company were approximately $67. During the same period, three limited partners exchanged a total of 132,000 O.P. units for 132,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $911 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

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

The computation for weighted average shares is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding (basic)	21,976,679	21,770,211	21,938,857	21,717,713
Incremental shares from assumed option exercise	132,712	132,176	156,745	140,354
Weighted average shares outstanding (diluted)	22,109,391	21,902,387	22,095,602	21,858,067

At September 30, 2010, outstanding options to purchase 2,223,500 and 2,052,500 shares of common stock were excluded from the computation of diluted net income per share under the treasury stock method for the three and nine months ended September 30, 2010, respectively, because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units, which are exchangeable at the unit holder’s option, subject to certain conditions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation, as there would be no effect on the calculation after adding the noncontrolling interests’ share of income back to net income. The total number of O.P. units outstanding at September 30, 2010 and 2009 was 83,272,965 and 83,504,965, respectively.

8.	Related Party Transactions

As of September 30, 2010, the Berg Group owned 75,826,384 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of September 30, 2010 represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of September 30, 2010, debt in the amount of approximately $7,860 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $152 and $162 for the three months ended September 30, 2010 and 2009, respectively, and $464 and $493 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, debt in the amount of $0 was due the Berg Group under a short-term note. During the first nine months of 2010, the Company borrowed a total of approximately $52,963 from the Berg Group under a short-term note payable in connection with the quarterly dividend distributions and repaid $62,288 to the Berg Group, which included the balance owed at December 31, 2009. The note payable interest was calculated at LIBOR plus 1.75%. Interest expense incurred in connection with the loan was approximately $62 and $40 for the three months ended September 30, 2010 and 2009, respectively, and $375 and $61 for the nine months ended September 30, 2010 and 2009, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

On September 17, 2009, the Superior Court of the County of Santa Clara of the State of California issued a final decision and entry of judgment in favor of Republic Properties Corporation in the case of Mission West Properties, L.P. v. Republic Properties Corporation. The court’s decision held that Republic Properties Corporation is entitled to retain its partnership interest in the Hellyer Avenue Limited Partnership and all prior unpaid distributions must be paid to Republic Properties Corporation by Mission West Properties L.P., one of the Company’s controlled operating partnerships. Because Republic Properties Corporation’s interest in the Hellyer Avenue Limited Partnership had been transferred to Berg & Berg Enterprises, Inc. after the interest had been forfeited under the terms of the partnership agreement and past distributions from profits on account of that interest had been paid to Berg & Berg Enterprises, Inc., the Company accrued approximately $1,021 in interest receivable in 2009 due from Berg & Berg Enterprises, Inc. with respect to those payments. The interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. See Note 9 to Condensed Consolidated Financial Statements below for details.

During the first nine months of 2010 and 2009, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $277 and $273 in rental income for the three months ended September 30, 2010 and 2009, respectively, and $824 and $845 in rental revenue for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for the three months ended September 30, 2010 and 2009, and $90 for the nine months ended September 30, 2010 and 2009.

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

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. Republic Properties Corporation (“RPC”) is a former 50% partner with Mission West Properties, L.P. in the Hellyer Avenue Limited Partnership (“Hellyer LP”), which was formed in July 2000. Under the terms of the Hellyer LP partnership agreement and other related contracts, Mission West Properties, L.P. (“MWP”) had the right to obtain RPC’s entire interest in Hellyer LP in the event of certain payment defaults which occurred in August 2000. Therefore, on September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised its right under the partnership agreement to cancel RPC’s entire interest in the partnership. Following discussions with and approval by the Independent Directors Committee, the Company authorized the transfer of RPC’s interest in Hellyer LP to Berg & Berg Enterprises, Inc. (“BBE”). Under the Berg Land Holdings Option Agreement and the Acquisition Agreement dated as of May 14, 1998, the Company acting through the Independent Directors Committee had the right, but not the obligation, to reacquire the property interest and the related distributions related to the property interest at any time. The transfer was effective as of September 1, 2000. On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appeals, in April 2006, Maryland’s highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in Maryland. The court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit. In February 2001, while the Maryland case was pending, the Company filed a suit against RPC in the Superior Court of the State of California for the County of

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Santa Clara. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the Superior Court to reinstate the case, which the Court granted on May 25, 2005. A trial in the superior court commenced in February 2009. On September 17, 2009, the superior court issued a final decision and entry of judgment in favor of RPC upholding its interest in Hellyer L.P. and awarding damages of approximately $6,625, together with pre-judgment interest at a 10% annual rate through September 3, 2009 of $2,692, for a total of approximately $9,317. As a result, the Company recorded an additional $469 in interest expense. The Company has filed an appeal. On October 5, 2009, the Company deposited approximately $13,975 with the clerk of the Santa Clara County Superior Court, of which approximately $4,658, or 50% of $9,317, was a deposit to appeal the court’s final decision. The additional $4,658 appeal deposit is refundable regardless of the outcome of the appeal process. Pending the outcome of the appeal, the Company has accrued approximately $3,702 in interest payable on the amount of past distributions that would be payable to RPC by Hellyer LP based on the amount of the judgment at the legal rate of interest of 10%. In addition, the Company has accrued approximately $1,021 in interest receivable due from BBE because past distributions with respect to RPC’s interest in Hellyer LP were paid to BBE, which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interests held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE prior to payment. BBE's share of earnings allocated to its 50% noncontrolling interest was approximately $737 and $1,040 in the first nine months of 2010 and 2009, respectively. As of September 30, 2010, accumulated cash flow distributions from Hellyer LP totaling approximately $7,112 were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE will be required to return all distributions paid to BBE and RPC's former interest in Hellyer LP to RPC. In anticipation of this contingency, since October 2003, the Company has recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

The Independent Directors Committee of the Board of Directors has exercised the Company’s right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company.

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2010.

The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2010.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The real estate sales provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360 addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the condensed consolidated statements of operations. Prior period condensed consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were under contract to be sold and presented as discontinued operations in 2009. All periods presented in this report will likely require further reclassification in future periods if there are properties held for sale or property sales occur.

As of September 30, 2010, there was one property under contract to be sold or otherwise disposed of which would qualify as assets held for sale and presented as discontinued operations. See Note 11 below for details of the property sale. Condensed results of operations for this property for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(dollars in thousands)
		(unaudited)
Operating revenues:
Rental income	$11	$11	$34	$44
Tenant reimbursements	15	15	43	49
Total operating revenues	26	26	77	93

Operating expenses:
Property operating, maintenance and real estate taxes	62	78	167	196
Depreciation and amortization	58	58	174	174
Total operating expenses	120	136	342	370

(Loss) from operations of property held for sale	$(94)	$(110)	$(265)	$(277)

11.	Subsequent Events

On October 7, 2010, the Company paid dividends of $0.15 per share of common stock to all common stockholders of record as of September 30, 2010. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all O.P. unit holders. Aggregate dividends and distributions amounted to approximately $15,793.

On October 28, 2010, the Company disposed of one R&D property located at 1325-1375 McCandless Drive in Milpitas, California consisting of approximately 78,000 rentable square feet. A total net gain of approximately $6,203 will be recognized and classified as discontinued operations on the total sales price of $14,123.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

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

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area.  As of September 30, 2010, we owned and managed 112 properties totaling approximately 8.1 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2010, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

Current Economic Environment

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy. According to a recent report by Cassidy Turley BT Commercial Real Estate (the “CTBT Report”), which we consider to be a useful publicly available source of relevant market data, the vacancy rate for Silicon Valley R&D property was approximately 19.3% in late 2009 and 19.1% at the end of the third quarter of 2010. Total vacant R&D square footage in Silicon Valley at the end of the third quarter of 2010 amounted to approximately 29.9 million square feet, of which 12.7%, or 3.8 million square feet, were being offered under subleases. According to the CTBT Report, total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2009 amounted to approximately 5.2 million square feet, and in the first nine months of 2010 there was total negative net absorption of approximately 0.28 million square feet. Also according to the CTBT Report, the average asking market rent per square foot at the end of the third quarter of 2010 was $1.00 per month compared with $1.03 per month in late 2009. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Due to the substantial overhang of vacant R&D properties throughout Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2012.

Our occupancy rate at September 30, 2010 was 67.8% compared with 65.7% at September 30, 2009. We believe that our occupancy rate could decline further if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, excluding 53,000 rentable square feet of month-to-month lease, leases with respect to approximately 48,000 rentable square feet are scheduled to expire during the remainder of 2010 and approximately 739,000 rentable square feet are scheduled to expire in 2011. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. We believe that the average 2010 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

Impairment of Long-Lived Assets. We review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the impairment provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360. We evaluate the recoverability of our investments in real estate assets to be held and used each quarter and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. If impairment is recognized, the reduced carrying amount of the asset will be accounted for at its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and our views of market and economic conditions, which are subject to varying market factors, such as the vacancy rates, future rental rates, lease periods, deferred maintenance and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009

As of September 30, 2010, through our controlling interests in the operating partnerships, we owned 112 properties totaling approximately 8.1 million rentable square feet compared with 111 properties totaling approximately 8.0 million rentable square feet owned by us as of September 30, 2009. The increase in total rentable square footage was due to the acquisition of an R&D/office property consisting of approximately 41,400 rentable square feet since the third quarter of 2009.

Comparison of rental income from real estate for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$20,541	$20,431	$110	0.5%
2010 Acquisition	55	-	55	100.0%
Total	$20,596	$20,431	$165	0.8%

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$61,892	$61,478	$414	0.7%
2010 Acquisitions	166	-	166	100.0%
Total	$62,058	$61,478	$580	0.9%

(1)	“Same Property” is defined as properties owned by us prior to 2009 that we still owned as of September 30, 2010.

Rental Income from Real Estate Operations
For the quarter ended September 30, 2010, rental income from real estate increased by approximately $0.2 million, or 0.8%, from $20.4 million for the three months ended September 30, 2009 to $20.6 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010, rental income from real estate increased by approximately $0.6 million, or 0.9%, from $61.5 million for the nine months ended September 30, 2009 to $62.1 million for the nine months ended September 30, 2010. In both periods, the increase in rental income resulted primarily from new leases since September 30, 2009. Our occupancy rate at September 30, 2010 was approximately 67.8%, compared with 65.7% at September 30, 2009.

Other Income
Other income of approximately $0.28 million for the three months ended September 30, 2010 included approximately $0.25 million from management fees and $0.03 million from miscellaneous income. Other income of approximately $0.28 million for the three months ended September 30, 2009 included approximately $0.25 million from management fees and $0.03 million from miscellaneous income. For the nine months ended September 30, 2010, other income of approximately $2.14 million included approximately $0.76 million from management fees, $1.28 million from litigation proceeds and $0.10 million from miscellaneous income. For the nine months ended September 30, 2009, other income of approximately $0.91 million included approximately $0.74 million from management fees, $0.06 million from an insurance claim and $0.11 million from miscellaneous income.

Expenses from Operations
Property operating, maintenance and property taxes for the third quarter of 2010 and 2009 were approximately $6.7 million. Tenant reimbursements decreased by approximately ($1.4) million, or (31.6%), from $4.5 million for the three months ended September 30, 2009 to $3.1 million for the three months ended September 30, 2010 due to a one-time $1.0 million refund to a tenant relating to annual common area charges reconciliation. We anticipated supplemental tax assessments from the county tax assessor for completed improvements at the tenant’s property. The tenant was paying a monthly estimated property tax amount in addition to rent. However, the county tax assessor has not issued a supplemental tax assessment to date, and we no longer felt that it was reasonable to continue to retain the tenant’s overpayment for property taxes. The county tax assessor may eventually issue a supplemental tax assessment in the future, which the tenant will be liable. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, property taxes, and other fixed operating expenses are not recoverable from vacant properties. For the nine months ended September 30, 2010, property operating, maintenance and property taxes decreased by approximately ($0.5) million, or (2.6%), from $19.8 million for the nine months ended September 30, 2009 to $19.3 million for the nine months ended September 30, 2010.

General and administrative expenses remained relatively the same at approximately $0.6 million for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2009 and 2010, general and administrative expenses decreased by approximately ($0.1) million, or (4.7%), from $1.7 million to $1.6 million, respectively. The decrease was primarily the result of lower stock-based compensation expense in 2010.

Real estate depreciation and amortization expense decreased by approximately ($0.1) million, or (1.0%), from $5.9 million to $5.8 million for the three months ended September 30, 2009 and 2010, respectively. Real estate depreciation and amortization expense decreased by approximately ($0.4) million, or (2.0%), from $18.0 million to $17.6 million for the nine months ended September 30, 2009 and 2010, respectively. The decrease resulted because there was no depreciation expense in 2010 with respect to a building for which a lease was terminated in 2009 and all unamortized tenant improvements in that building were expensed at that time.

Equity in Earnings from Unconsolidated Joint Venture
As of September 30, 2010, we held an investment in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2010, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.05 million compared with equity in earnings of $0.07 million for the same period in 2009. For the nine-month periods ended September 30, 2010 and 2009, equity in earnings from the unconsolidated joint venture was approximately $0.27 million and $0.24 million, respectively. The occupancy rate for the property owned by this joint venture at September 30, 2010 and 2009 was 100%.

Interest and Dividend Income
Interest and dividend income was negligible for the three months ended September 30, 2010 and 2009. Interest and dividend income decreased by approximately ($1.11) million, or (95.6%), from $1.16 million to $0.05 million for the nine months ended September 30, 2009 and 2010, respectively. The decrease was primarily due to an accrual of approximately $1.0 million in interest income related to the Hellyer Avenue Limited Partnership litigation in 2009 that did not recur in 2010 (see Note 9 above for further discussion of this litigation).

Realized and Unrealized Gain from Investment
Realized and unrealized gain from investment in marketable securities was $0 and approximately $4.5 million for the three months ended September 30, 2010 and 2009, respectively. The decrease was due to the sale of all investment in marketable securities in the second quarter of 2010. For each of the nine month periods ended September 30, 2010 and 2009, realized and unrealized gain from investment in marketable securities was approximately $4.1 million.

Interest Expense
Interest expense decreased by approximately ($0.04) million, or (0.8%), from $5.18 million for the three months ended September 30, 2009 to $5.14 million for the three months ended September 30, 2010. Interest expense (related parties) remained relatively the same at approximately $0.2 million for the three months ended September 30, 2010 and 2009. Interest expense decreased by approximately ($2.3) million, or (13.5%), from $17.1 million for the nine months ended September 30, 2009 to $14.8 million for the nine months ended September 30, 2010 due to an accrual of approximately $2.3 million related to the Hellyer Avenue Limited Partnership litigation in 2009 that did not recur in 2010 (see Note 9 above for further discussion of this litigation). Interest expense (related parties) increased by approximately $0.3 million, or 51.4%, from $0.5 million for the nine months ended September 30, 2009 to $0.8 million for the nine months ended September 30, 2010. Total debt outstanding, including debt due related parties, increased by approximately $18.2 million, or 5.4%, from $338.9 million as of September 30, 2009 to $357.1 million as of September 30, 2010 because of a new mortgage note loan obtained in the third quarter of 2010.

Loss from Discontinued Operations
In accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360, in the third quarter of 2010 we classified one R&D property as assets held for sale and as discontinued operations. The loss attributable to discontinued operations from this property for each of the three month periods ended September 30, 2010 and 2009 was approximately ($0.1) million. The loss attributable to discontinued operations from this property for each of the nine month periods ended September 30, 2010 and 2009 was approximately ($0.3) million.

Net Income Available to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income available to common stockholders decreased by approximately ($1.4) million, or (50.5%), from $2.8 million for the three months ended September 30, 2009 to $1.4 million for the three months ended September 30, 2010. Net income attributable to noncontrolling interests decreased by approximately ($4.4) million, or (51.6%), from $8.5 million for the three months ended September 30, 2009 to $4.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010 and 2009, net income available to common stockholders was approximately $6.3 million and $6.0 million, respectively, and net income attributable to noncontrolling interests was approximately $19.4 million and $18.1 million, respectively.

The amount of net income attributable to noncontrolling interests has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 79% as of September 30, 2010 and 2009. The increases in net income attributable to noncontrolling interests in the first nine months of 2010 occurred solely as a result of increases in our net income for the periods.

Changes in Financial Condition

The most significant change in our financial condition during the nine months ended September 30, 2010 resulted from the acquisition of one R&D property consisting of approximately 41,400 rentable square feet located in the Silicon Valley for approximately $3.9 million in cash.

Total stockholders’ equity attributable to Mission West Properties, Inc., net, decreased by approximately ($2.5) million from December 31, 2009. We obtained additional capital from the issuance of 132,000 shares and 10,859 shares of our common stock for the exchange of O.P. units and stock options exercised, respectively, which increased additional paid-in capital by approximately $1.0 million. Distributions in excess of accumulated earnings was reduced during the most recent quarter by distributions in excess of earnings of approximately ($3.6) million.

Liquidity and Capital Resources

Excluding the effects of the investment in marketable securities, we anticipate a decrease in operating cash flows from our operating property portfolio in 2010 compared with 2009. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley. If we are unable to lease a significant portion of the approximately 48,000 rentable square feet scheduled to expire during the remainder of 2010, 739,000 rentable square feet scheduled to expire in 2011 or an equivalent amount of our currently available space of approximately 2.6 million rentable square feet, our operating cash flows after 2010 may be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash flows from lease terminations are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties.

Our principal sources of liquidity for distributions to stockholders and O.P. unit holders (noncontrolling interests), debt service, leasing costs, capital expenditures and tenant improvements are to come from net cash flow provided by operations and borrowings from our credit facility, borrowings from related parties, and other sources of financing, as required. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements for the remainder of 2010 and all of 2011. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash, long-term secured and unsecured indebtedness, and the issuance of additional equity securities.

As of September 30, 2010, we had approximately $15.2 million of cash and cash equivalents. Additionally, we had $17.5 million available under the Heritage Bank of Commerce (“HBC”) credit facility.

Distributions
On October 7, 2010, we paid dividends of $0.15 per share of common stock to all common stockholders of record as of September 30, 2010. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. unit to all holders of O.P. units. The aggregate dividends and distributions amounted to approximately $15.8 million.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
On August 4, 2010, we entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $40 million from Hartford Life Insurance Company and Hartford Life and Accident Insurance Company (the “Hartford Loan II”). The proceeds were used primarily to repay the remaining balance of an existing loan with the Berg Group and to provide other working capital needs. The Hartford Loan II bears a fixed annual interest rate of 6.05%, with a 20-year amortization, and matures September 1, 2030, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $0.3 million are due on the first day of each month. The Hartford Loan II is secured by five properties consisting of approximately 0.5 million rentable square feet. Loan fees and financing costs totaled approximately $0.5 million, which are amortized over the 20 year loan period.

At September 30, 2010, we had total indebtedness of approximately $357.2 million, including $349.3 million of fixed rate mortgage debt and $7.9 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2010, we were in compliance with these loan covenants.

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, unsecured notes, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at September 30, 2010 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	Three Months
	Remaining	Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(dollars in thousands)
Principal payments (1)	$3,666	$15,187	$16,080	$82,485	$12,183	$227,556	$357,157
Interest payments-fixed rate debt (2)	5,138	20,027	19,133	15,056	13,527	81,659	154,540
Operating lease obligations (3)	30	30	-	-	-	-	60
Total	$8,834	$35,244	$35,213	$97,541	$25,710	$309,215	$511,757

(1)	As of September 30, 2010, 100% of our debt was contractually fixed and 0% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table and notes set forth information regarding debt outstanding as of September 30, 2010:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	1600 Memorex Drive, Santa Clara, CA 1688 Richard Drive, Santa Clara, CA 1700 Richard Drive, Santa Clara, CA	-	Sept 2011	(1)

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	$7,860	Jun 2013	7.65%

Mortgage Notes Payable (2):
Hartford Life Insurance Company Hartford Life and Accident Insurance Company Hartford Life and Annuity Insurance Company (collectively known as the “Hartford Loan I”) (3)
5981 Optical Court, San Jose, CA
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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		109,087	Oct 2018	6.21%

Hartford Life Insurance Company Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”) (4)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	40,000	Sept 2030	6.05%

Northwestern Mutual Life Insurance Company (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	74,404	Jan 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (6)	5900 Optical Court, San Jose, CA	21,466	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	104,340	Aug 2025	5.22%
		349,297

TOTAL		$357,157

(1)
In October 2009, we entered into a change in terms agreement with the Heritage Bank of Commerce (“HBC”) to amend the maturity date to September 15, 2011. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at September 30, 2010 was 4.00%. Costs and fees incurred with obtaining this loan aggregated approximately $49, which were deferred and amortized over the loan period. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement, including minimum tangible net worth and debt service coverage ratio. As of September 30, 2010, we were in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate of the mortgage notes payable and mortgage note payable (related parties) was 5.78% at September 30, 2010.

(3)
The Hartford loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan I contains certain customary covenants as defined in the loan agreement. As of September 30, 2010, we were in compliance with these loan covenants.

(4)
The Hartford loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford loan II contains certain customary covenants as defined in the loan agreement. As of September 30, 2010, we were in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of September 30, 2010, we were in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2010, we were in compliance with these loan covenants.

At September 30, 2010, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $6.78 per share on September 30, 2010) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 33.3%. On September 30, 2010, the last trading day in the quarter, total market capitalization was approximately $1.07 billion.

At September 30, 2010, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.4 million. The due date of these notes has been extended to September 30, 2011. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the nine months ended September 30, 2010 with the nine months ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $72.0 million compared with $58.7 million for the same period in 2009. Cash flow increased primarily from proceeds received from the sale of our investment in marketable securities in 2010.

Net cash used in investing activities was approximately $5.5 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. Cash used in investing activities during the nine months ended September 30, 2010 related principally to the acquisition of one R&D property at 1040-1050 La Avenida Street in Mountain View, California for approximately $3.9 million. Capital expenditures for real estate improvements were approximately $1.7 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Net cash used in financing activities was approximately $52.3 million for the nine months ended September 30, 2010 compared with approximately $57.5 million for the nine months ended September 30, 2009. During the first nine months of 2010, we financed $40 million through a new mortgage note loan, financed approximately $53.0 million in short-term debt from the Berg Group, paid approximately $97.0 million towards outstanding debt, paid approximately $0.5 million in financing costs, received approximately $0.1 million from stock option exercises, paid approximately $38.0 million of distributions to noncontrolling interests and paid approximately $9.9 million of dividends to common stockholders. During the same period in 2009, we financed approximately $29.6 million in short-term debt from the Berg Group, received $15 million from a loan with our VIE, paid approximately $48.5 million towards outstanding debt, paid approximately $42.1 million of distributions to noncontrolling interests and paid approximately $11.5 million of dividends to common stockholders.

In 2009, we issued multiple notes in the aggregate amount of $22 million to M&M Real Estate for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. Approximately $10.4 million was repaid in 2010. As of September 30, 2010, the remaining balance owed to M&M Real Estate, including accrued interest, was approximately $12.1 million. This cash is required to be paid to us in any event between now and December 2011 under the terms of the lease termination and assumption agreements with M&M Real Estate and the former tenant under the lease. The principal amount of these notes, along with the interest expense and interest income to the operating partnerships, are eliminated in consolidation and are not included in the corresponding line items within the condensed consolidated financial statements.

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

FFO for the three and nine months ended September 30, 2010 and 2009, as reconciled to net income, are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$5,471	$11,242	$25,655	$24,065
Add:
Depreciation and amortization (1)	6,410	6,445	19,493	19,975
Less:
Noncontrolling interests in joint ventures	(111)	(83)	(312)	(177)
FFO	$11,770	$17,604	$44,836	$43,863

(1)
Includes depreciation and amortization of real estate from discontinued operations totaling approximately $58 for the three months ended September 30, 2010 and 2009 and $174 for the nine months ended September 30, 2010 and 2009. Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 for the three months ended September 30, 2010 and 2009 and $179 for the nine months ended September 30, 2010 and 2009. Also includes our amortization of leasing commissions of approximately $489 and $464 for the three months ended September 30, 2010 and 2009, respectively, and $1,474 and $1,596 for the nine months ended September 30, 2010 and 2009, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2010. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2010 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

	Three Months Remaining	Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$3,666	$15,187	$16,080	$82,485	$12,183	$227,556	$357,157	$340,943
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at September 30, 2010. As of September 30, 2010, we had no variable debt. All of our debt is denominated in United States dollars.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of September 30, 2010.

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

ITEM 6.  Exhibits

10.16	Hartford Fixed Rate Term Loan Agreement II
10.16.1	Hartford Life Insurance Company Promissory Note II
10.16.2	Hartford Life and Accident Insurance Company Promissory Note II
10.16.3	Hartford-Mission West Properties, L.P. Deed of Trust, Security Agreement and Fixture Filing II
10.16.4	Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing II
10.16.5	Hartford Carveout Indemnity Agreement II
10.16.6	Hartford Environmental Indemnity Agreement II
31.1	Section 1350 Certificate of CEO
31.2	Section 1350 Certificate of President & COO
31.3	Section 1350 Certificate of Principal Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mission West Properties, Inc.
(Registrant)

Date: November 9, 2010	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: November 9, 2010	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)