Form 10-K
period 2010-12-31
MISSION WEST PROPERTIES INC
filed 2011-03-16
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2010

OR

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $133,769,443 based on the closing price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common Stock, $.001 par value per share	22,370,770 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Registrant’s 2011 Annual Meeting of Stockholders to be held May 26, 2011 are incorporated by reference into Part III of this Form 10-K.  The Registrant intends to file its proxy statement within 120 days after its fiscal year end.

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include our discussions of “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A below. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements of the Company include, but are not limited to, changes in: the credit markets and the overall availability and cost of credit, economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of Real Estate Investment Trusts (“REITs”)), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in our current and proposed market areas, tenant defaults and bankruptcies, and general accounting principles, policies and guidelines applicable to REITs. In addition, the actual timing of development, construction, and leasing on the projects that the Company believes it may acquire in the future is unknown presently. These risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements (see Item 1A, “Risk Factors”).

i

MISSION WEST PROPERTIES, INC.
2010 FORM 10-K ANNUAL REPORT

ii

PART I

Item 1.   Business

Organization and General Business Description

Mission West Properties, Inc. (the “Company”) acquires, markets, leases, and manages research and development (“R&D”) properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2010, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet of R&D properties through four limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are two tenants who individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust (“REIT”) since fiscal 1999.

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

Our Relationship with the Berg Group

Through a series of transactions occurring between May 1997 and December 1998, we became the vehicle for substantially all of the Silicon Valley R&D property operating activities of the Berg Group. We are the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an acquisition agreement dated as of May 14, 1998 and amended, as of July 1, 1998 and as of June 28, 1999, and an exchange rights agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:

•	control the operating partnerships; and
●	acquire R&D, office and industrial properties identified by the Berg Group in California, Oregon and Washington, subject to approval of the Independent Directors Committee of the board of directors.

Under these agreements, our charter and our bylaws, the Berg Group has the right to:

•	designate two of five nominees for director to be elected by our stockholders, subject to the Berg Group’s maintenance of certain ownership interests;
•	participate in our securities offerings;
•	exchange their operating partnership interests (“O.P. Units”) for shares of our common stock;
•	vote on major transactions, subject to maintenance of certain ownership thresholds; and
•	prevent us from selling properties when the sale will have adverse tax consequences to the Berg Group members.

To comply with REIT requirements that restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less, our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. Currently, the Berg Group members collectively own approximately 9.0% of the outstanding shares of our common stock.

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

Acquiring Properties Developed by the Berg Group

We entered into the Berg land holdings option agreement in December 1998 under which we had an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that had not been improved with completed buildings and which were zoned, intended or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. The Berg land holdings option agreement expired on December 31, 2010. However, the Berg Group remains obligated to present to us in the first instance all investment and acquisition opportunities for development of this nature in these three states, as explained further below under “Opportunistic Acquisition.”

As of December 31, 2010, we had acquired 23 leased R&D properties totaling approximately 2,243,000 rentable square feet under the Berg land holdings option agreement at a cost of approximately $237.8 million, for which we have issued 8,482,085 O.P. Units and assumed debt of approximately $141.4 million.

Although the Berg land holdings option agreement expired on December 31, 2010, we anticipate that we will continue to work with the Berg Group in identifying and acquiring future R&D properties presented by the Berg Group. As a general policy which has been established by the Independent Directors Committee of the board of directors, we do not acquire properties from the Berg Group until they have been leased. We are responsible for a significant portion of the leasing process in connection with such acquisitions, however.

Recent Rental Market Developments and Their Impact on Our Business

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by Cassidy Turley Real Estate (the “CT Report”) (formerly Cassidy Turley BT Real Estate), vacancy rates for Silicon Valley R&D property decreased from approximately 19.3% in late 2009 to 18.7% at the end of 2010. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2010 amounted to approximately 29.1 million rentable square feet, of which 12.2%, or approximately 3.6 million rentable square feet, was sublease space. According to the CT Report, in 2009 total negative net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) amounted to approximately 5.2 million rentable square feet, and in 2010 there was total positive net absorption of approximately 0.4 million rentable square feet. Local economic conditions remain weak due to a weakened economy, dysfunctional financial markets, depressed housing and high unemployment rates. According to the CT Report, the average asking market rent per square foot was $1.01 and $1.03 at year-end 2010 and 2009, respectively, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Moreover, the impact of vacancies has not been uniform throughout the area. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket.

In addition, leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years. The time to complete the marketing and lease up of vacant space has increased from an average of several months to anywhere from 18 to 40 months in many cases as a result of the over-supply of R&D properties in the market.

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

We believe that the average 2011 renewal rental rates for our properties will be approximately equal to, or perhaps, below current market rents. Excluding month-to-month leases comprised of approximately 114,000 rentable square feet, leases representing approximately 641,000 rentable square feet, representing approximately 8.9% of our projected 2011 cash rent, are scheduled to expire during 2011. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be affected adversely.

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

Opportunistic Acquisitions

We believe our acquisitions experience, established network of real estate and information technology professionals, and overall financial condition will continue to provide opportunities for external growth. In general, we will seek opportunistic acquisitions of high quality, well located Silicon Valley R&D properties in situations where illiquidity or inadequate management permit their acquisition at favorable prices, and where our management skills and knowledge of Silicon Valley submarkets may facilitate increases in cash flow and asset value. The management and growth of our business remains Carl E. Berg’s primary real estate focus. Moreover, under the acquisition agreement, Carl E. Berg has agreed not to directly or indirectly acquire or develop any real property zoned for office, industrial or R&D use in the states of California, Oregon and Washington without first disclosing and making the acquisition opportunity available to us. The Independent Directors Committee of the board of directors decides whether we will pursue each opportunity presented to us by Mr. Berg. This restriction will expire only when there is no Berg Group nominee on our board of directors and the Berg Group’s fully diluted ownership percentage, which is calculated based on all outstanding shares of common stock and all shares of common stock that could be acquired upon the exercise of all outstanding options to acquire our voting stock, as well as all shares of common stock issuable upon exchange of all O.P. Units (“Fully Diluted”), falls below 25%.

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

Although most of our leases are triple net and building maintenance and tenant improvements are the responsibility of the tenants, from time to time we may be required to undertake construction and repair work at our properties. We bid all major work competitively to subcontractors. Members of the Berg Group may participate in the competitive bidding for the work, but all contracts with the Berg Group are subject to review and approval by the Independent Directors Committee of the board of directors.

We generally market our properties and negotiate leases ourselves. We make the availability of our properties known to the brokerage community to garner their assistance in locating prospective tenants, however. As a result, we expect to retain our policy of paying fixed commissions to tenants’ brokers.

We believe that our business practices provide us with competitive advantages, including –

•
External Development Affiliate. Although the Berg land holdings option agreement expired on December 31, 2010, we anticipate that our relationship with the Berg Group will continue to help us achieve our objectives of long-term sustainable growth as well as maximization of long-term stockholder value. We will still have access to one of the most experienced development teams in the Silicon Valley without the expense of maintaining development personnel. In addition, with the Berg Group’s extensive experience and strong relationship in the Silicon Valley real estate industry, we believe we are well-positioned to take advantage of attractive acquisition and development opportunities. The relationship with the Berg Group helps us maintain and develop long-term relationships with a diverse tenant base and manage operating expenses, capital improvements and tenant improvements through the efficient use of our internal management and leasing function.

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

Exchange Rights, Put Rights and Registration Rights

Under the exchange rights agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The exchange rights agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to Item 1A, “Risk Factors – Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall.” This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million. Through December 31, 2010 no limited partner ever has exercised this put right.

The number of shares of our common stock issuable in exchange for the total number of O.P. Units outstanding at July 1, 1998 and the O.P. Units issued pursuant to our agreements with the Berg Group were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to Item 1A, “Risk Factors – Shares eligible for future sale could affect the market price of our stock.” The exchange rights agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters’ unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement, subject to limitations and restrictions contained in the exchange rights agreement.  In April 2006, we registered up to 86,088,095 shares of common stock issuable on exchange of O.P. Units for resale pursuant to the prospectus included in a registration statement on Form S-3 that the SEC declared effective on April 28, 2006. We intend to maintain the effectiveness of this registration statement in order to facilitate re-sales of shares of common stock acquired by O.P. Unit holders from time to time without volume limitations or other resale restrictions under SEC Rule 144.

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

Employees

As of February 28, 2011, we employed six people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

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

In the Silicon Valley, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2010. For the year ended December 31, 2010, continued concerns about the impact of inflation, the availability and cost of credit and a declining real estate market have contributed to increased market volatility and diminished expectations for the Silicon Valley economy and the real estate market, in particular. These conditions, combined with low business and consumer confidence and high unemployment have contributed to volatility of unprecedented levels.

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

As of December 31, 2010, we had R&D space available for lease representing approximately 30.1% of the total rentable square footage of our properties. In addition, leases representing approximately 641,000 rentable square feet are scheduled to expire in 2011. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. Declining rents in a number of our submarkets where our properties are located will affect our business adversely. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases or vacancy rate increases, as we expect to be the case in 2011, our financial condition, results of operations, cash flows, could be adversely affected, and consequently, the quoted trading price of our security, our ability to satisfy our debt service obligations and to pay distributions to stockholders may be affected adversely as well.

We may not be able to obtain additional capital to further our business objectives.

Our ability to acquire properties depends upon our ability to obtain capital. We expect the lack of capital to cause a decrease in the level of new investment activity. An inability to obtain debt financing on acceptable terms could delay or prevent us from acquiring desirable investments.

We are dependent on Carl E. Berg and if we lose his services our business may be harmed and our stock price could fall.

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

Substantial Ownership Interest
The Berg Group currently owns common stock and O.P. Units representing approximately 73.9% of the equity interests in the operating partnerships and approximately 73.8% of our equity interests on a Fully Diluted basis as of December 31, 2010. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group’s ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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
•
if we decline an opportunity that has been offered to us by the Berg Group, the Berg Group may pursue it, which would reduce the amount of time that Mr. Berg could devote to our affairs and could result in the Berg Group’s development of properties that compete with our properties for tenants;

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

Berg Land Holdings
The Berg land holdings option agreement expired on December 31, 2010 and we no longer have the right to acquire properties from the Berg Group or the pre-determined terms provided in that agreement. Although we do not currently perceive growth opportunities from the land that was subject to the Berg land holdings option agreement, it is possible that the termination of that agreement will result in limitation of our growth, which could cause our stock price to fall.

Terms of Transfers: Enforcement of Agreement of Limited Partnership
The terms of the Berg land holdings option agreement the partnership agreement of each operating partnership and other material agreements through which we have acquired our interests in the operating partnerships and the properties formerly controlled by the Berg Group were not determined through arm’s-length negotiations and could be less favorable to us than those obtained from an unrelated party. In addition, Mr. Berg and representatives of the Berg Group sitting on our board of directors may be subject to conflicts of interests with respect to their obligations as our directors to enforce the terms of the partnership agreement of each operating partnership when such terms conflict with their personal interests. The terms of our charter and bylaws also were not determined through arm’s-length negotiations. Some of these terms, including representations and warranties applicable to acquired properties, are not as favorable as those that we would have sought through arm’s-length negotiations with unrelated parties. As a result, an investment in our common stock may involve risks not found in businesses in which the terms of material agreements have been negotiated at arm’s length.

Related Party Debt
We are liable to the Berg Group under a mortgage loan of approximately $7.7 million due in June 2013, which was extended from the original maturity date of June 2010, in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg land holdings option agreement. Funds from operations have not been sufficient to fund both full dividend distributions and debt service so the Berg Group from time-to-time provides short-term funding for dividend distributions, but is not obligated to do so. As of the date of this report, we had no short-term debt owing to the Berg Group. Due to the lack of large short-term credit facilities, and the favorable terms that have been provided to us by the Berg Group, we frequently rely on these short-term loans from the Berg Group, which may not always be available. If they are not available, we will have to find other probably more expensive sources of funding or reduce dividend distributions. If we are unable to repay our debt to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure of one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, “Risk Factors – Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall.”

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

Our Substantial Indebtedness
Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Furthermore, our mortgage loans may be subject to covenants that we are obligated to satisfy. For example, under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $73.4 million outstanding as of December 31, 2010 could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of our common stock held by the members of the Berg Group. We have no reason to expect such a sale or transfer in the foreseeable future, but the members of the Berg Group have no obligation to us to refrain from any such sale or other transfer. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

There can be no assurance that we will not take impairment charges in the future related to the impairment of our assets. As of the years ended December 31, 2010, 2009 and 2008, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on our results of operations and funds from operations in the period in which the charge is taken.

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

Our board of directors will determine the amount and timing of distributions by the operating partnerships and of distributions to our stockholders. Our board of directors will consider many factors prior to making any distributions, including the following:

•	the amount of cash available for distribution;
•	availability of financing;
•	our financial condition;
•	whether to reinvest funds rather than to distribute such funds;
•	our committed and projected capital expenditures;
•	the amount of cash required for new property acquisitions;
•	the amount of our annual debt service requirements;
•	the annual distribution requirements under the REIT provisions of the federal income tax laws;
•	our projected rental rates and revenues;
•	our ability to collect rent payments;
•	prospects of tenant renewals and re-leases of properties subject to expiring leases;
•	cash required for re-leasing activities; and
•	such other factors as our board of directors deem relevant.

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

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2010, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. In addition, pursuant to a registration statement on Form S-3 declared effective by the SEC in April 2006, all shares of common stock acquired upon exchange of currently outstanding O.P. Units may be resold without any such restrictions. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, also may be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

Leasing

The current leases for our properties have terms ranging from month-to-month to 10 years. Most of the leases provide for fixed periodic rental increases. Substantially all of the leases are triple-net leases pursuant to which the tenant is required to pay substantially all of the property operating expenses, including all maintenance and repairs, property taxes and insurance, and excluding only certain structural repairs to the building shell.  Most of the leases contain renewal options that allow the tenant to extend the lease based on adjustments to then prevailing market rates, or based on fixed rental adjustments, which may be at or below market rates.

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

The following table sets forth certain information relating to our properties as of December 31, 2010:

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of Dec. 31, 2010	Average 2010 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/10	2010 Annual Base Rent (1)
5300-5350 Hellyer Avenue (2)	2	160,000	100%	100%	Tyco Electronics Corporation	160,000	$4,078,408

10401-10411 Bubb Road (2)	1	20,330	100%	96%	Aeroflex, Inc.	20,330	326,346

45365-45395 Northport Loop West	1	64,218	26%	20%	Optovue, Inc.	16,919	86,932

45738 Northport Loop West	1	44,256	100%	100%	Quicksil, Inc.	44,256	-

4050 Starboard Drive	1	52,232	100%	100%	Flash Electronics, Inc.	52,232	540,602

3501 West Warren Avenue & 46600 Fremont Boulevard	1	67,864	30%	26%	Sunnyvale Fluid System Tech, Inc.	15,675	171,672

48800 Milmont Drive	1	53,000	0%	0%	Vacant	-	-

4750 Patrick Henry Drive	1	63,105	100%	100%	Infoblox, Inc.	63,105	719,327

Triangle Technology Park (2) (5)	7	416,927	80%	75%	Intevac Corporation Comtech Xicom Technology, Inc. LSA Cleanpart, LLC SASCO	169,583 71,216 28,300 25,350	3,331,433

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of Dec. 31, 2010	Average 2010 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/10	2010 Annual Base Rent (1)

5830-5870 Hellyer Avenue	1	109,715	71%	71%	Shocking Technologies, Inc. MeiVac, Inc.	51,859 26,557	834,362

5750 Hellyer Avenue	1	73,312	100%	100%	NDS Surgical Imaging, LLC	73,312	733,360

5500-5550 Hellyer Avenue	2	196,534	68%	67%	CTS Corporation Snap-on, Inc.	81,242 52,243	1,917,265

5400 Hellyer Avenue	1	77,184	60%	60%	Quantum 3D, Inc. Capella, Inc.	24,777 21,750	550,788

5325-5345 Hellyer Avenue	2	256,500	100%	100%	Celestica Asia, Inc.	256,500	6,396,204

5905-5965 Silver Creek Valley Rd.	4	346,000	0%	0%	Vacant	-	-

5845 Hellyer Avenue	1	98,500	0%	0%	Vacant	-	-

855 Embedded Way	1	67,912	100%	100%	Celestica Asia, Inc. Lynuxworks, Inc.	39,039 28,873	1,094,796

1065-1105 La Avenida Street	5	515,700	100%	100%	Microsoft Corporation	515,700	13,179,260

1040-1050 La Avenida Street	1	41,354	0%	83%	Vacant	-	184,791

1875 Charleston Road	1	42,126	100%	100%	Google, Inc.	42,126	917,860

1750 Automation Parkway	1	80,641	100%	100%	JDS Uniphase Corporation	80,641	1,058,701

1756 Automation Parkway	1	80,640	36%	36%	A&D Engineering, Inc.	28,739	336,687

1762 Automation Parkway	1	61,100	100%	100%	Hermes Microvision, Inc.	61,100	790,970

1764 Automation Parkway	1	110,592	67%	67%	2Wire, Inc.	74,584	862,533

255 Caspian Drive	1	119,756	100%	100%	Equinix Operating Company, Inc.	119,756	2,695,260

245 Caspian Drive (3)	1	-	-	-	-	-	-

5981 Optical Court	1	110,542	100%	100%	SoloPower, Inc.	110,542	2,318,724

5970 Optical Court	1	128,520	100%	100%	Orbotech Ltd.	128,520	1,465,128

5900 Optical Court	1	165,000	100%	100%	Stryker Corporation	165,000	2,862,504

2630 Orchard Parkway	1	60,633	100%	8%	Aruba Networks, Inc.	60,633	10,000

2610 Orchard Parkway	1	54,093	0%	0%	Vacant	-	-

55 West Trimble Road	1	91,722	0%	0%	Vacant	-	-

2001 Walsh Avenue	1	80,000	100%	100%	Nvidia Corporation	80,000	1,010,857

2880 Scott Boulevard	1	200,000	100%	100%	NEC Electronics America, Inc.	200,000	2,743,112

2890 Scott Boulevard	1	75,000	100%	100%	Nvidia Corporation	75,000	1,658,658

2770-2800 Scott Boulevard	1	99,800	100%	100%	Nvidia Corporation	99,800	1,412,674

2300 Central Expressway	1	46,338	100%	100%	Huawei Technologies Company Ltd.	46,338	743,167

2220 Central Expressway	1	62,522	100%	100%	Tellabs, Inc.	62,522	831,343

2330 Central Expressway	1	62,522	100%	100%	Huawei Technologies Company Ltd.	62,522	1,002,728

233 South Hillview Drive	2	95,690	100%	100%	Exar Corporation	95,690	1,411,287

2251 Lawson Lane	1	125,000	51%	51%	Synaptics, Inc.	64,270	1,196,453

1230 East Arques	1	60,000	100%	100%	Fujitsu	60,000	349,964

1250 East Arques	4	200,000	100%	100%	Fujitsu	200,000	869,311

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of Dec. 31, 2010	Average 2010 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/10	2010 Annual Base Rent (1)
20400 Mariani Avenue	1	105,000	100%	100%	Apple, Inc.	105,000	1,976,604

10500 De Anza Boulevard	1	211,000	100%	100%	Apple, Inc.	211,000	4,318,466

20605-705 Valley Green Drive	2	142,000	100%	100%	Apple, Inc.	142,000	2,639,349

10300 Bubb Road	1	23,400	100%	100%	Apple, Inc.	23,400	402,715

10440 Bubb Road	1	19,500	100%	100%	Novare Surgical Systems, Inc.	10,833	298,878

10450-10460 Bubb Road	1	45,460	100%	100%	Ricoh Corporation VMWare, Inc.	30,460 15,000	758,201

1135 Kern Avenue	1	18,300	0%	0%	Vacant	-	-

450 National Avenue	1	36,100	0%	0%	Vacant	-	-

3301 Olcott Street	1	64,500	73%	24%	Mosys, Inc.	46,886	196,920

2800 Bayview Avenue	1	59,736	0%	0%	Vacant	-	-

5521 Hellyer Avenue	1	203,800	44%	44%	Nanosolar, Inc.	89,040	801,360

6850 Santa Teresa Boulevard	1	30,000	41%	41%	Bio-Medical Applications of CA	12,350	130,039

6810 Santa Teresa Boulevard & 180 Great Oaks Boulevard	1	54,996	87%	87%	ZiLOG, Inc.	40,527	662,972

140-160 Great Oaks Boulevard & 6781 Via Del Oro	2	105,300	100%	100%	Semiconductor Tooling Services Instant Asphalt, Inc. Santa Clara Valley Water District	53,300 26,571 25,429	889,279

6540-6541 Via Del Oro & 6385-6387 San Ignacio Avenue	2	66,600	72%	62%	Modutek Corporation	16,000	310,099

6311-6351 San Ignacio Avenue	5	362,767	73%	52%	Stion Corporation	201,177	1,551,957

6320-6360 San Ignacio Avenue	1	157,292	0%	0%	Vacant	-	-

75 East Trimble Road & 2610 North First Street	2	170,810	59%	59%	Comerica, Inc.	93,984	1,244,612

2904 Orchard Parkway	1	75,335	100%	100%	BAE Systems Land & Armaments	75,335	1,303,296

3236 Scott Boulevard	1	54,672	49%	87%	Universal Semiconductor Tech., Inc.	26,716	639,994

1212 Bordeaux Lane	1	71,800	100%	100%	Loral Space & Communications, Inc.	71,800	766,332

McCandless Technology Park	13	628,061	13%	13%	STATS ChipPAC, Inc. Rorze Automation, Inc.	33,984 11,087	603,308

1600 Memorex Drive	1	107,500	21%	21%	BT INS, Inc.	22,800	240,610

1688 Richard Avenue	1	52,800	100%	100%	NWE Technology, Inc.	52,800	460,108

1700 Richard Avenue	1	58,783	100%	100%	Silicon Valley Colocation, Inc.	58,783	1,614,285

Morgan Hill Land (4)	-	-	-	-	-	-	-

300 Montague Expressway	1	49,457	0%	0%	Vacant	-	28,389

337 Trade Zone Boulevard	1	42,912	0%	0%	Vacant	-	-

324-368 Montague Expressway	1	56,265	0%	0%	Vacant	-	-

TOTAL	111	8,011,026	70%				$82,531,240

(1)
Annual cash rents do not include the recognition of rental income on the straight-line method of accounting required by accounting principles generally accepted in the United States of America (“GAAP”) under which contractual rent payment increases are recognized evenly over the lease term.

(2)	Joint venture properties.
(3)	Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired in 2001.
(4)
This property comprises of 55 acres of vacant land, which could support approximately 800,000 rentable square feet of space. The vacant land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use.

(5)	Includes the 2010 base rent for the property at 1325-1375 McCandless Drive, which was sold in October 2010.

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

For the years ended December 31, 2010, 2009 and 2008, the occupancy rates for leased properties in our portfolio were approximately 69.9%, 65.5% and 66.4%, respectively.

The average annual rental per square foot for our portfolio of properties for the years ended December 31, 2010, 2009 and 2008 was approximately $15.54, $15.58 and $14.97, respectively.

We have four properties, namely the McCandless Technology Park, 300 Montague Expressway, 337 Trade Zone Boulevard and 324-368 Montague Expressway, consisting of approximately 777,000 rentable square feet that are re-zoned for residential development. We are not actively seeking to lease these properties because we expect to sell them. These properties are not classified as assets held for sale because they do not meet the criteria set forth in the accounting provisions of assets held for sale. Excluding these properties, the occupancy rate for leased properties in our portfolio would have been approximately 76.0%.

Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the properties beginning with 2011, assuming that none of the tenants exercise existing renewal options or termination rights.  The table excludes 2,397,707 rentable square feet that were vacant as of December 31, 2010.

Year of Lease Expiration	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases (1)	2011 Annual Base Rent Under Expiring Leases (2)	Percentage of Total Annual Base Rent Represented By Expiring Leases (3)
2011	15	640,671	$7,366,754	8.9%
2012	13	791,223	15,267,698	18.4%
2013	6	339,123	4,971,350	6.0%
2014	20	1,625,113	26,223,937	31.6%
2015	8	587,437	9,178,846	11.1%
2016	4	196,279	3,672,284	4.4%
2017	10	605,557	7,826,608	9.5%
2018	3	265,612	1,120,944	1.4%
2019	1	165,000	2,931,834	3.5%
Thereafter	3	208,768	4,327,563	5.2%
Total	83	5,424,783	$82,887,818	100%

(1)	Excludes approximately 114,000 rentable square feet which are on month-to-month leases.
(2)	The base rent for expiring leases is based on 2011 scheduled cash rent, which is different than annual rent determined in accordance with GAAP.
(3)	Based upon 2011 cash rent as discussed in Note (1).

If we are unable to lease a significant portion of the available space and space scheduled to expire in 2011 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be affected adversely.

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

Republic Properties Corporation (“RPC”) v. Mission West Properties, L.P. (“MWP”), in the Circuit Court of Maryland for Baltimore City Case No. 24-C-00-005675.  On November 20, 2000, RPC commenced a lawsuit against MWP in the Circuit Court of Maryland for Baltimore City. After lengthy litigation, which included a trial on the merits and subsequent appears, in April 2006 Maryland's highest court upheld an earlier Maryland Appeals Court ruling in favor of MWP, finding that the Circuit Court of Maryland could not assert personal jurisdiction over MWP in the RPC suit. The court vacated the judgment and decision in the trial court and dismissed the entire Maryland suit.

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while the Maryland case was pending, we filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara, Case No.  CV 796249. The case was stayed pending resolution of the Maryland case, and we dismissed our suit on March 4, 2005. In April 2005, RPC submitted a motion asking the superior court to reinstate the case, which the court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which we demurred. The court sustained our demurrer with leave to amend. Subsequently, RPC filed an amended complaint, and we submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. A trial in the California Superior Court commenced in February 2009. On September 17, 2009, the Superior Court issued a final decision and entry of judgment in favor of RPC in the amount of approximately $6.6 million, together with pre-judgment interest of 10% through September 3, 2009 in the sum of approximately $2.7 million, for a total of approximately $9.3 million. As a result, we recorded an additional $0.5 million in interest expense. We filed an appeal following the court’s issuance of a final decision and entry of judgment. On October 5, 2009, we deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $14.0 million, of which approximately $4.7 million, or 50% of $9.3 million, was a deposit to appeal the court’s final decision. The additional $4.7 million appeal deposit is refundable regardless of the outcome of the appeal process. Pending the outcome of the appeal, we have accrued approximately $3.9 million in interest on the amount of past distributions that would be payable to RPC by Hellyer LP based on the judgment determined at the legal rate of interest of 10%. In addition, we have accrued approximately $1.0 million in interest receivable due from Berg & Berg Enterprises, Inc. because past distributions with respect to RPC’s interest in Hellyer LP were paid to Berg & Berg Enterprises, Inc. which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

For additional information about this litigation and the underlying transactions you should refer to Part II “Item 8. – Notes to Consolidated Financial Statements – Notes 13 and 16.”

The Independent Directors Committee of the board of directors has exercised the right to acquire on our behalf the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg land holdings option agreement if the litigation is ultimately decided in our favor, as more fully explained under Item 8, “Financial Statements and Supplementary Data - Note 13.”

Item 4.   Removed and Reserved

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Historical Performance Comparison

The following graph compares the change in the Company’s cumulative stockholder return on its shares of common stock to the cumulative total return of the NAREIT Equity REIT Total Return Index (“NAREIT Equity Index”) and the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) from December 31, 2005 to December 31, 2010. The line graph starts December 31, 2005. The graph assumes that the value of the investment in the Company’s common stock was $100 at December 31, 2005 and that all dividends were reinvested. The common stock’s price on December 31, 2005 was $9.74. The Company obtained the information about the NAREIT Equity Index and S&P 500 Index from each entity respectively, and has assumed that the information is reliable, but cannot assume its accuracy. The return shown on the graph is not necessarily indicative of future performance.

The stock price performance shown in the graph is not necessarily indicative of future performance of the Company’s common stock.

Our common stock is listed on the Nasdaq Stock Market, LLC (“NASDAQ”) and trades under the symbol “MSW.” The closing price of our common stock on December 31, 2010, the last trading day of the year, was $6.69 per share. The high and low price per share of common stock as reported on NASDAQ during each quarter of 2010 and 2009 were as follows:

	2010		2009
	High	Low	High	Low
1st Quarter	$7.74	$6.47	$7.73	$5.60
2nd Quarter	$7.74	$6.50	$7.20	$6.12
3rd Quarter	$7.15	$6.50	$7.08	$6.39
4th Quarter	$7.12	$6.50	$7.45	$6.34

On February 28, 2011, there were 142 registered holders of the Company’s common stock.

Dividend Policy

We declared and paid dividends in each quarter of 2010 and 2009. We expect to pay quarterly dividends in 2011. The following tables show information for quarterly dividends for 2010 and 2009.

	2010
	Record Date	Payment Date	Dividend Per Share
1st Quarter	04/02/10	04/08/10	$0.15
2nd Quarter	06/30/10	07/08/10	0.15
3rd Quarter	09/30/10	10/07/10	0.15
4th Quarter	12/31/10	01/06/11	0.15
Total			$0.60

	2009
	Record Date	Payment Date	Dividend Per Share
1st Quarter	03/31/09	04/09/09	$0.20
2nd Quarter	06/30/09	07/09/09	0.15
3rd Quarter	09/30/09	10/08/09	0.15
4th Quarter	12/31/09	01/07/10	0.15
Total			$0.65

The declaration and payment of dividends and distributions will continue to be determined by the board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt service requirements and other factors.

For federal income tax purposes, we have characterized the dividends declared in 2010 as follows: 83.7% taxable ordinary income and 16.3% long-term capital gain (unaudited). For 2009, we have characterized 93.4% taxable ordinary income and 6.6% return of capital (unaudited).

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

Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Item 8, “Financial Statements and Supplementary Data”) and is as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
OPERATING INFORMATION: (1)
Operating revenues:
Rental income	$81,715	$82,466	$78,927	$80,099	$91,144
Above market lease intangible asset amortization	-	-	-	(4,091)	(1,888)
Tenant reimbursements	15,094	18,668	16,293	13,168	12,951
Other income, including lease terminations and settlements	2,619	3,756	4,220	61,975	18,201
Total operating revenues	99,428	104,890	99,440	151,151	120,408

Operating expenses:
Property operating, maintenance and real estate taxes	26,400	27,532	23,140	20,013	18,139
General and administrative	2,219	2,336	2,635	3,035	2,248
Depreciation and amortization	23,466	23,786	22,895	22,261	21,253
Total operating expenses	52,085	53,654	48,670	45,309	41,640

Operating income	47,343	51,236	50,770	105,842	78,768

Other income (expenses):
Equity in earnings of unconsolidated joint venture	303	309	19,617	1,408	1,985
Interest and dividend income	102	1,309	1,735	3,086	2,344
Realized and unrealized gain (loss) from restricted investment	4,067	5,011	(278)	-	-
Interest expense	(20,069)	(22,117)	(19,787)	(20,131)	(20,708)
Interest expense – related parties	(988)	(765)	(1,332)	(724)	(755)
Income from continuing operations	30,758	34,983	50,725	89,481	61,634

Discontinued operations:
Net gain on disposal of discontinued operations (2)	6,199	-	-	6,529	18,102
Net (loss) income attributable to discontinued operations (2)	(462)	(534)	(385)	(162)	1,252
Income (loss) from discontinued operations	5,737	(534)	(385)	6,367	19,354

Net income	36,495	34,449	50,340	95,848	80,988
Net income attributable to noncontrolling interests	(28,022)	(26,058)	(40,206)	(76,960)	(66,358)
Net income available to common stockholders	$8,473	$8,391	$10,134	$18,888	$14,630

Basic net income per share from continuing operations	$0.34	$0.39	$0.51	$0.91	$0.60
Diluted net income per share from continuing operations	$0.34	$0.39	$0.51	$0.89	$0.60

Basic net income per share from discontinued operations	$0.04	-	-	$0.05	$0.16
Diluted net income per share from discontinued operations	$0.04	-	-	$0.05	$0.16

Basic net income per share to common stockholders	$0.39	$0.39	$0.51	$0.96	$0.77
Diluted net income per share to common stockholders	$0.38	$0.38	$0.51	$0.95	$0.76

PROPERTY AND OTHER INFORMATION:
Total properties, end of period (3)	111	111	111	109	107
Total rentable square feet, end of period (000’s)	8,011	8,048	8,048	7,862	7,701
Average monthly rental income per square foot (4)	$1.30	$1.30	$1.25	$1.42	$1.57
Occupancy for leased properties, end of period	70%	66%	66%	62%	69%

Dividends per share to common stockholders	$0.60	$0.65	$0.80	$0.64	$0.64

Funds from operations (5)	$56,018	$60,467	$55,334	$114,867	$86,585
Funds from operations per share (5) (6)	$0.53	$0.57	$0.52	$1.09	$0.83

CASH FLOW INFORMATION:
Cash flows provided by operating activities	$81,768	$56,072	$76,872	$78,814	$82,630
Cash flows used in investing activities	$(6,738)	$(278)	$(26,496)	$(8,548)	$(5,369)
Cash flows used in financing activities	$(72,028)	$(54,808)	$(74,067)	$(80,360)	$(74,917)

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
BALANCE SHEET INFORMATION:
Net investments in properties	$894,980	$919,647	$943,579	$922,117	$898,889
Total assets	$968,284	$986,389	$1,034,285	$1,053,885	$1,027,487
Mortgage notes payable	$345,770	$318,818	$330,908	$337,520	$348,101
Mortgage note payable – related parties	$7,721	$8,261	$8,761	$9,224	$9,654
Note payable – related parties	-	$9,325	-	-	-
Revolving line of credit	-	$14,466	$13,079	-	-
Total liabilities	$398,313	$389,260	$402,382	$388,581	$397,327
Stockholders’ equity attributable to Mission West Properties, Inc.	$142,070	$144,844	$134,418	$138,678	$128,878
Noncontrolling interests in operating partnerships	$427,901	$452,285	$497,485	$526,626	$501,282
Common stock outstanding	22,135,770	21,870,211	19,748,211	19,664,087	19,443,587
O.P. Units issued and outstanding	83,150,265	83,404,965	85,526,965	85,533,935	85,206,199

(1)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

(2)
The operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale are included in discontinued operations.

(3)
As of December 31, 2010, 2009, 2008, 2007 and 2006, total properties include a property at 245 Caspian in Sunnyvale with no building. In 2001, we paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property.

(4)
Average monthly rental income per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.

(5)
Funds from Operations (“FFO”) is a non-GAAP financial term used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), including non-recurring events other than “extraordinary items” under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Additionally, our 2010, 2009, 2008, 2007 and 2006 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared to other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO should neither be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO.

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

A reconciliation of net income to FFO for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Net income	$36,495	$34,449	$50,340	$95,848	$80,988
Add:
Depreciation and amortization (1)	26,078	26,425	25,833	26,050	24,636
Less:
Gain on sales of assets or joint venture assets	(6,199)	-	(20,471)	(6,529)	(18,540)
Noncontrolling interests in joint ventures	(356)	(407)	(368)	(502)	(499)
FFO	$56,018	$60,467	$55,334	$114,867	$86,585

Weighted average common shares and O.P. Units - diluted	105,432,088	105,461,581	105,524,677	105,016,651	104,809,155
FFO per common share and O.P. Unit - diluted	$0.53	$0.57	$0.52	$1.09	$0.83

(1)
Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling approximately $238, $238, $900, $757 and $849 in 2010, 2009, 2008, 2007 and 2006, respectively,  amortization of leasing commissions totaling approximately $2,090, $2,077, $1,709, $2,558 and $1,513 in 2010, 2009, 2008, 2007 and 2006, respectively, and depreciation from discontinued operations totaling approximately $285, $324, $329, $474 and $1,021 in 2010, 2009, 2008, 2007 and 2006 respecitively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in our consolidated statements of operations. (dollars in thousands)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the future financial performance, operating results, plans and objectives of Mission West Properties, Inc.  Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described in Part I – Item 1A, Risk Factors.

Overview and Background

Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all of its real estate assets and paid a special dividend to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties, in a transaction completed on September 2, 1997. At that time the Berg Group and other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the pending projects acquisition agreement, the Berg land holdings option agreement and the exchange rights agreement, following stockholder approval.  Effective July 1, 1998, we consummated our acquisition of the general partner interests in the operating partnerships through the purchase of the general partner interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partner interests represented the balance of the ownership of the operating partnerships.  At December 31, 2010, we owned a 20.84% general partner interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 7.18 million rentable square feet of R&D buildings and vacant land under our agreements with the Berg Group and from unrelated third parties. The total cost of these properties was approximately $743.2 million. To acquire these properties, we paid cash or exchanged existing properties, issued a total of 28,510,261 O.P. Units and assumed debt totaling approximately $331.3 million.

Since 1998, we have sold a total of approximately 1.09 million rentable square feet of R&D buildings. The total sales price of these properties was approximately $158.4 million.

Almost all of our earnings and cash flow is derived from rental income received pursuant to leased R&D space at our properties. Key factors that affect our business and financial results include the following:

•	the current turmoil in the credit markets;
•	economic conditions generally and the real estate market specifically;
•	the occupancy rates of the properties;
•	rental rates on new and renewed leases;
•	tenant improvement and leasing costs incurred to obtain and retain tenants;
•	operating expenses;
•	cost and availability of capital;
•	interest rates;
•	the extent of acquisitions and sales of real estate;
•	legislative or regulatory provisions (including changes to laws governing the taxation of REITs);
•	competition;
•	supply of and demand for R&D, office and industrial properties in our current and proposed market areas;
•	tenant defaults and bankruptcies;
•	lease term expirations and renewals;
•	changes in general accounting principles, policies and guidelines applicable to REITs;
•	and ability to timely refinance maturing debt obligations and the terms of any such refinancing.

Negative effects from any of these factors could cause deterioration in our operating results, cash flows and financial condition.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, deferred rent, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results may differ from these estimates under different assumptions or conditions.

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

Business Combinations
Acquisitions of properties are based on an allocation of the acquisition cost to land, building, tenant improvements, and intangibles for at market and above and below market in place leases, and the determination of their useful lives are guided by the accounting provisions for business combinations and management’s estimates. Amortization of above and below market lease intangible asset is offset against rental income in the revenue section while amortization of in-place lease value intangible asset is included in depreciation and amortization of real estate in the expense section of our consolidated statements of operations. If we do not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

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

Allowance for Deferred Rent and Doubtful Accounts
The preparation of the consolidated financial statements requires us to make estimates and assumptions. As such, we must make estimates of the uncollectability of our accounts receivable based on the evaluation of our tenants’ financial position, analyses of accounts receivable and current economic trends. We also make estimates for a straight-line deferred rent provision for existing tenants with the potential of early termination, bankruptcy or ceasing operations. Our estimates are based on our review of tenants’ payment histories, the remaining lease term, whether or not the tenant is currently occupying our building, publicly available financial information and such additional information about their financial condition as tenants provide to us. The information available to us might lead us to overstate or understate these provision amounts. The use of different estimates or assumptions could produce different results. Moreover, actual future collections of accounts receivable or reductions in future reported rental income due to tenant bankruptcies or other business failures could differ materially from our estimates.

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

Consolidation of Variable Interest Entities
We consolidate all variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary. As of December 31, 2010, we consolidated one VIE in the accompanying consolidated financial statements in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Item 8, “Financial Statements and Supplementary Data – Note 7” for further discussion of this transaction).

Revenue Recognition
Rental income is recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by us. The difference between recognized rental income and rental cash receipts is recorded as “Deferred rent” on the consolidated balance sheets.

Rental income is affected if existing tenants terminate or amend their leases. We try to identify tenants who may be likely to declare bankruptcy, cease operations or are likely to seek a negotiated settlement of their obligation. By anticipating these events in advance, we expect to take steps to minimize their impact on our reported results of operations through lease renegotiations, provisions against deferred rent, and other appropriate measures. Our judgments and estimations about tenants’ capacity to continue to meet their lease obligations will affect the rental income recognized. Material differences may result in the amount and timing of our rental income for any period if we made different judgments or estimations.

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

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Rental Income
As of December 31, 2010 and 2009, through our controlling interests in the operating partnerships, we owned 111 R&D properties totaling approximately 8.0 million rentable square feet. We acquired one R&D property in 2010.

The following table depicts the amounts of rental income from operations for the years ended December 31, 2010 and 2009 represented by our historical properties and the percentage of the total decrease in rental income over the period that is represented by each group of properties.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$81,530	$82,466	$(936)	(1.1%)
2010 Acquisition (2)	185	-	185	100.0%
Total	$81,715	$82,466	$(751)	(0.9%)

(1)	“Same Property” is defined as properties owned by us prior to 2009 that we still owned as of December 31, 2010.
(2)	Operating rental income for 2010 acquisition does not reflect a full 12 months of operations in 2010 because the property was acquired during the year.

For the year ended December 31, 2010, our rental income decreased by approximately ($0.8) million, or (0.9%). The ($0.8) million decrease in rental income resulted from two lease terminations during the year ended December 31, 2010. In 2010, we offset approximately ($1.2) million in deferred rent against rental income due to lease terminations and lease modifications.

Our overall occupancy rate for leased properties at December 31, 2010 and 2009 was approximately 69.9% and 65.5%, respectively. According to the CT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2010 was approximately 81.3%. Due to an over-supply of R&D properties, Silicon Valley landlords are bidding competitively for tenants and consequently, our occupancy rate may drop further in 2011 if we cannot renew or re-lease the approximately 641,000 rentable square feet scheduled to expire this year. The primary factors that have contributed to our low occupancy rate for several consecutive years have been the general downturn in the Silicon Valley’s economy, the softening of the R&D property market specifically, and the weaker relative performance of certain of our properties due to their location and the weak demand in those submarkets.

Other Income
The following table depicts the amounts of other income, including lease terminations and settlements, from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Other income	$2,619	$3,756	$(1,137)	(30.3%)

Other income of approximately $2.6 million for the year ended December 31, 2010 included approximately $1.3 million of litigation proceeds, $1.0 million of management fees, $0.1 million of bankruptcy settlement and $0.2 million of miscellaneous income. Other income of approximately $3.8 million for the year ended December 31, 2009 included approximately $2.0 million from the forfeiture of a purchase deposit under a contract for the sale of our McCandless properties, $1.0 million of management fees, $0.3 million from insurance claims, $0.1 million from a lease settlement and $0.4 million of miscellaneous income. Management fees are paid by tenants for our administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

Operating Expenses
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes (“operating expenses”) from operations for the years ended December 31, 2010 and 2009 and the percentage of total decrease in expenses over the period that is represented by each group of properties.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$26,316	$27,532	$(1,216)	(4.4%)
2010 Acquisition (2)	84	-	84	100.0%
Total	$26,400	$27,532	$(1,132)	(4.1%)

(1)	“Same Property” is defined as properties owned by us prior to 2009 that we still owned as of December 31, 2010.
(2)	Operating expenses for 2010 acquisition do not reflect a full 12 months of operations in 2010 because the property was acquired during the year.

Operating expenses decreased by approximately ($1.1) million, or (4.1%), from $27.5 million for the year ended December 31, 2009 to $26.4 million for the year ended December 31, 2010 primarily due to lower real estate taxes and repair and maintenance costs. Tenant reimbursements decreased by approximately ($3.6) million, or (19.1%), from $18.7 million for the year ended December 31, 2009 to $15.1 million for the year ended December 31, 2010. The decrease in tenant reimbursements resulted primarily from refunds to tenants related to a decrease in operating expenses. Total operating expenses exceeded tenant reimbursements because of vacancies, since certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2010 our vacancy rate was approximately 30.1%.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
General and administrative	$2,219	$2,336	$(117)	(5.0%)

General and administrative expenses decreased by approximately ($0.1) million, or (5.0%), from $2.3 million for the year ended December 31, 2009 to $2.2 million for the year ended December 31, 2010. The decrease in general and administrative expenses was primarily a result of lower stock-based compensation expense in 2010.

The following table depicts the amounts of depreciation and amortization expense from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$23,466	$23,786	$(320)	(1.3%)

Depreciation and amortization expense decreased by approximately ($0.3) million, or (1.3%), primarily due to the write-off of tenant improvements in connection with a lease termination in 2009 with no comparable activity in 2010.

Other Income and Expenses
The following table depicts the amounts of equity in earnings of unconsolidated joint venture from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Equity in earnings of unconsolidated joint venture	$303	$309	$(6)	(1.9%)

As of December 31, 2010, we had investments in one R&D building, totaling approximately 155,500 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with TBI, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For both years ended December 31, 2010 and 2009, equity in earnings from the unconsolidated joint venture was approximately $0.3 million. The occupancy rate for the property owned by this joint venture at December 31, 2010 and 2009 was 100%.

The following table depicts the amounts of interest and dividend income from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Interest and dividend income	$102	$1,309	$(1,207)	(92.2%)

Interest and dividend income decreased by approximately ($1.2) million, or (92.2%), from $1.3 million for the year ended December 31, 2009 to $0.1 million for the year ended December 31, 2010. The decrease in interest and dividend income resulted primarily from the accrual of approximately $1.0 million in interest related to the RPC litigation in 2009 based on a court judgment, (see Item 3. Legal Proceedings), with no comparable activity in 2010.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Realized gain from investment	$4,067	-	$4,067	100.0%
Unrealized gain from investment	-	$5,011	$(5,011)	(100.0%)

In 2010, we recorded a net realized gain from investment in marketable securities of approximately $4.1 million. In 2009, we recorded unrealized gain from investment in marketable securities of approximately $5.0 million. As of December 31, 2009, the fair value of the investment totaled approximately $12.1 million and our cost was approximately $6.6 million.

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Interest	$20,069	$22,117	$(2,048)	(9.3%)
Interest (related parties)	988	765	223	29.2%
Total	$21,057	$22,882	$(1,825)	(8.0%)

Interest expense decreased by approximately ($2.0) million, or (9.3%), from $22.1 million for the year ended December 31, 2009 to $20.1 million for the year ended December 31, 2010. Interest expense decreased in 2010 primarily because in 2009 we accrued   approximately $2.4 million of interest expense for the RPC litigation and we accrued less in 2010. Interest expense (related parties) increased by approximately $0.2 million, or 29.2%, from $0.8 million for the year ended December 31, 2009 to $1.0 million for the year ended December 31, 2010. The increase in interest expense (related parties) was due to increased related party borrowings in 2010 compared to 2009.

Income (loss) from Discontinued Operations
The following table depicts the amounts of income (loss) from discontinued operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(dollars in thousands)
Net gain on disposal of discontinued operations	$6,199	-
Net loss attributable to discontinued operations	(462)	$(534)
Income (loss) from discontinued operations	$5,737	$(534)

In 2010, we sold one R&D property and classified one R&D property as assets held for sale and in accordance with the provisions of  Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” classified the net gain on sale and operating results of the disposed property and assets held for sale as discontinued operations. Prior period results of operations for these properties were retrospectively adjusted and presented as discontinued operations in prior consolidated statements of operations.

We recognized total income (loss) from discontinued operations of approximately $5.7 million and ($0.5) million for the years ended December 31, 2010 and 2009, respectively.

Net Income to Common Stockholders and Net Income to Noncontrolling Interests
The following table depicts the amounts of earnings attributable to common stockholders and noncontrolling interests for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Net income available to common stockholders	$8,473	$8,391	$82	1.0%
Net income attributable to noncontrolling interests	28,022	26,058	1,964	7.5%
Total net income	$36,495	$34,449	$2,046	5.9%

As of December 31, 2010 and 2009, we owned a controlling general partner interest of 24.83%, 21.86%, 16.32% and 12.53% and 24.31%, 21.85%, 16.31% and 12.52% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. We owned a 20.84% and 20.65% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2010 and 2009, respectively. Net income available to common stockholders in 2010 increased by approximately $0.08 million, or 1.0%, from 2009. Net income attributable to noncontrolling interests in 2010 increased by approximately $2.0 million, or 7.5%, from 2009. The increase in net income attributable to common stockholders and noncontrolling interests primarily resulted from the gain on sale of one R&D property in 2010.

Noncontrolling interests represent the limited partners’ ownership interest of 79.16% and 79.35% in the operating partnerships, on a weighted average basis, as of December 31, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$81,155	$77,834	$3,321	4.3%
2008 Acquisitions (2)	1,311	1,093	218	19.9%
Total	$82,466	$78,927	$3,539	4.5%

(1)	“Same Property” is defined as properties owned by us prior to 2008 that we still owned as of December 31, 2009.
(2)	Operating rental income for 2008 acquisitions does not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

For the year ended December 31, 2009, our rental income increased by approximately $3.5 million, or 4.5%. The $3.5 million increase in rental income resulted from new lease agreements entered into during the year ended December 31, 2009, as well as full year rental income from leases entered during the year ended December 31, 2008. In 2009, we offset approximately ($0.3) million in deferred rent against rental income due to lease terminations and lease modifications.

Our overall occupancy rate for leased properties at December 31, 2009 and 2008 was approximately 65.5% and 66.4%, respectively. According to the CT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2009 was approximately 80.7%. The primary factors that have contributed to our low occupancy rate for several consecutive years have been the general downturn in the Silicon Valley’s economy, the softening of the R&D property market specifically, and the weaker relative performance of certain of our properties due to their location and the weak demand in those submarkets.

Other Income
The following table depicts the amounts of other income, including lease terminations and settlements, from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Other income	$3,756	$4,220	$(464)	(11.0%)

Other income of approximately $3.8 million for the year ended December 31, 2009 included approximately $2.0 million from the forfeiture of a purchase deposit under a contract for the sale of our McCandless properties, $1.0 million of management fees, $0.3 million of insurance claims, $0.1 million from a lease settlement and $0.4 million of miscellaneous income. Other income of approximately $4.2 million for the year ended December 31, 2008 included approximately $3.0 million of lease termination fees, $1.0 million of management fees and $0.2 million of miscellaneous income. Management fees are paid by tenants for our administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

Operating Expenses
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes (“operating expenses”) from operations for the years ended December 31, 2009 and 2008 and the percentage of total increase in expenses over the period that is represented by each group of properties.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$27,232	$22,965	$4,267	18.6%
2008 Acquisitions (2)	300	175	125	71.4%
Total	$27,532	$23,140	$4,392	19.0%

(1)	“Same Property” is defined as properties owned by us prior to 2008 that we still owned as of December 31, 2009.
(2)	Operating expenses for 2008 acquisitions do not reflect a full 12 months of operations in 2008 because these properties were acquired at various times during the year.

Operating expenses increased by approximately $4.4 million, or 19.0%, from $23.1 million for the year ended December 31, 2008 to $27.5 million for the year ended December 31, 2009 primarily due to higher real estate taxes and repair and maintenance costs. Tenant reimbursements increased by approximately $2.4 million, or 14.6%, from $16.3 million for the year ended December 31, 2008 to $18.7 million for the year ended December 31, 2009. The increase in tenant reimbursements resulted primarily from the increase in operating expenses. Total operating expenses exceeded tenant reimbursements because of vacancies, since certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2009 our vacancy rate was approximately 34.5%.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
General and administrative	$2,336	$2,635	$(299)	(11.3%)

General and administrative expenses decreased by approximately ($0.3) million, or (11.3%), from $2.6 million for the year ended December 31, 2008 to $2.3 million for the year ended December 31, 2009. The decrease in general and administrative expenses was primarily a result of lower stock-based compensation expense and legal fees in 2009.

The following table depicts the amounts of depreciation and amortization expense from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$23,786	$22,895	$891	3.9%

Depreciation and amortization expense increased by approximately $0.9 million, or 3.9%, primarily due to construction of new tenant improvements and the write-off of tenant improvements in connection with a lease termination.

Other Income and Expenses
The following table depicts the amounts of equity in earnings of unconsolidated joint venture from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Equity in earnings of unconsolidated joint venture	$309	$19,617	$(19,308)	(98.4%)

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

The following table depicts the amounts of interest and dividend income from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Interest and dividend income	$1,309	$1,735	$(426)	(24.6%)

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

The following table depicts the amounts of interest expense from operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Interest	$22,117	$19,787	$2,330	11.8%
Interest (related parties)	765	1,332	(567)	(42.6%)
Total	$22,882	$21,119	$1,763	8.3%

Interest expense increased by approximately $2.3 million, or 11.8%, primarily due to approximately $2.4 million related to the RPC litigation. Interest expense (related parties) decreased by approximately ($0.6) million, or (42.6%), due to lower interest rates in 2009.

Loss from Discontinued Operations
The following table depicts the amounts of loss from discontinued operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(dollars in thousands)
Net gain on disposal of discontinued operations	-	-
Net loss attributable to discontinued operations	$(534)	$(385)
Loss from discontinued operations	$(534)	$(385)

In 2010, we sold one R&D property and classified one R&D property as assets held for sale and in accordance with the provisions of ASC Topic 360 “Property, Plant, and Equipment,” classified the net gain on sale and operating results of the disposed property and assets held for sale as discontinued operations. Prior period results of operations for these properties were retrospectively adjusted and presented as discontinued operations in prior consolidated statements of operations.

We recognized total loss from discontinued operations of approximately ($0.5) million and ($0.4) million for the years ended December 31, 2009 and 2008, respectively.

Net Income to Common Stockholders and Net Income to Noncontrolling Interests
The following table depicts the amounts of earnings attributable to common stockholders and noncontrolling interests for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Net income to common stockholders	$8,391	$10,134	$(1,743)	(17.2%)
Net income to noncontrolling interests	26,058	40,206	(14,148)	(35.2%)
Total net income	$34,449	$50,340	$(15,891)	(31.6%)

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

Changes in Financial Condition

Year Ended December 31, 2010
The most significant changes in our financial condition in 2010 resulted from the acquisition of one R&D property, the disposition of one R&D property, the exercise of stock options and the exchange of O.P. Units for shares of our common stock.

During 2010, we acquired one R&D property representing approximately 41,000 rentable square feet for a total gross purchase price of approximately $3.9 million. In addition to the property acquisition, we sold one R&D property consisting of approximately 78,000 rentable square feet for a total gross sale price of approximately $14.1 million. The proceeds were classified as restricted cash for use in tax-deferred property exchanges and were reflected on our consolidated balance sheet as restricted cash at December 31, 2010 (see Item 8, “Financial Statements and Supplementary Data – Note 6” for further discussion of this transaction).

Debt outstanding, including amounts due related parties, increased by approximately $2.6 million, or 0.7%, from $350.9 million as of December 31, 2009 to $353.5 million as of December 31, 2010. During 2010, we entered into a new loan with the Hartford Company, retired all short-term debt owed to the Berg Group and under our revolving line of credit, and made recurring scheduled debt payments.

In 2010, stock options to purchase 10,859 shares of our common stock were exercised at $6.14 per share. The total proceeds of approximately $0.07 million increased additional paid-in-capital.

In 2010, three limited partners exchanged a total of 254,700 O.P. Units for 254,700 shares of our common stock pursuant to the exchange rights agreement resulting in a reclassification of approximately $1.7 million from noncontrolling interests to additional paid-in-capital.

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

Liquidity and Capital Resources

In 2011, we anticipate operating cash flows from our property portfolio to be in line with 2010. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley, principally the south San Jose area. If we are unable to lease a significant portion of the approximately 641,000 rentable square feet scheduled to expire in 2011, as well as our currently available space, our operating cash flows will be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently.

We expect our principal source of liquidity for distributions to stockholders and O.P. Unit holders (noncontrolling interests), debt service, leasing costs, capital expenditures and tenant improvements to come from net cash flow provided by operations and borrowings from our credit facility and other sources of financing, as required. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2011. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on our existing cash reserves. In 2011, we will be obligated to make payments totaling approximately $15.2 million of debt principal under our existing mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

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

In 2009, we issued multiple notes in the aggregate amount of $22 million to M&M Real Estate Control & Restructuring, LLC for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. The proceeds were used to pay outstanding short-term notes issued to the Berg Group and for general corporate purposes. This cash was paid to us in early 2011 under the terms of the lease termination and assumption agreements with M&M Real Estate Control & Restructuring, LLC and the former tenant under the lease.

On August 4, 2010, we entered into a fixed rate term agreement and related contracts and instruments for a secured mortgage loan totaling $40 million from Hartford Life Insurance Company and Hartford Life and Accident Insurance Company (the “Hartford Loan II”). The proceeds were used primarily to repay the remaining balance of an existing loan with the Berg Group and to provide other working capital needs. The Hartford Loan II bears a fixed interest rate of 6.05%, with a 20-year amortization, and matures September 1, 2030, at which time any outstanding principal and interest will be due. Pursuant to the loan agreement, monthly principal and interest installment payments of approximately $0.3 million are due on the first day of each month. The Hartford Loan II is secured by five properties consisting of approximately 0.5 million rentable square feet. In connection with the loan, we paid approximately $0.5 million in loan fees and financing costs, which are amortized over the 20 year loan period.

As of December 31, 2010, we were in compliance with loan covenants relating to the Allianz, Hartford, Northwestern mortgage loans and the Heritage Bank of Commerce (“HBC”) revolving line of credit.

Cash and cash equivalents increased by approximately $3.0 million from $1.0 million as of December 31, 2009 to $4.0 million as of December 31, 2010.

Restricted cash totaled approximately $6.9 million as of December 31, 2010. Of this amount, approximately $6.8 million represented proceeds received from the 1325-1375 McCandless Drive property sale and earned interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges (see Item 8, “Financial Statements and Supplementary Data – Note 6” for further discussion of this transaction) and $0.1 million represented a balance we have consolidated due to the accounting provisions for variable interest entity (see Item 8, “Financial Statements and Supplementary Data – Note 7” for further discussion of this transaction). We do not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We intend to continue operating as a REIT in 2011. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our stockholders. Also as a REIT, we generally will not be subject to federal income taxes on our taxable income.

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

For 2011, we will decrease our quarterly dividend payment rate to common stockholders and O.P. Unit holders from $0.15 to $0.13 per share. We will fund dividend payments with net cash flow provided by operations and borrowings from our credit facility and other sources of financing, as required. However, distributions are declared at the discretion of our board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our board of directors deems relevant (see Item 1A, “Risk Factors - Stockholders are not assured of receiving cash distributions from us”).

On January 6, 2011, we paid dividends of $0.15 per share of common stock to all common stockholders of record as of December 31, 2010. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. Unit to all holders of O.P. Units. Aggregate dividends and distributions for the quarter ended December 31, 2010 amounted to approximately $15.8 million.

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

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, note, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at December 31, 2010 and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	2011	2012	2013	2014	2015	Thereafter	Total
Principal payments (1)	$15,187	$16,080	$82,485	$12,183	$12,893	$214,663	$353,491
Interest payments-fixed rate debt (2)	20,027	19,133	15,056	13,527	12,818	81,659	162,220
Operating lease obligations (3)	120	30	-	-	-	-	150
Total	$35,334	$35,243	$97,541	$25,710	$25,711	$296,322	$515,861

(1)	As of December 31, 2010, 100% of our debt was contractually fixed and 0% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

At December 31, 2010, we had total indebtedness of approximately $353.5 million. A table listing our indebtedness as of December 31, 2010 is set forth in Item 8, “Financial Statements and Supplementary Data – Note 8.”

At December 31, 2010, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $6.69 per share on December 31, 2010) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 33.4%. On December 31, 2010, the last trading day for the year, total market capitalization was approximately $1.06 billion. By comparison, on December 31, 2009 total debt as a percentage of market capitalization was 31.6% and total market capitalization was approximately $1.11 billion.

At December 31, 2010, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was approximately $2.4 million. The due date of the demand notes has been extended to September 30, 2012. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Our cash flow activities are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash flow provided by operating activities	$81,768	$56,072	$76,872
Cash flow used in investing activities	$(6,738)	$(278)	$(26,496)
Cash flow used in financing activities	$(72,028)	$(54,808)	$(74,067)

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
Cash and cash equivalents were approximately $4.0 million at December 31, 2010 compared with $1.0 at December 31, 2009.

Net cash provided by operating activities for the year ended December 31, 2010 was approximately $81.8 million compared with approximately $56.1 million for the year ended December 31, 2009. Cash provided by operating activities was higher in 2010 primarily due to approximately $16.2 million of gains from investments in marketable securities and $2.6 million received from tenants for restoration costs for vacated properties. In addition, in 2009 we used operating cash flow to deposit approximately $14.0 million with the clerk of the Santa Clara County Superior Court in the RPC litigation with no comparable activity in 2010.

Cash used in investing primarily consists of property acquisition, property disposition and improvements to our properties. Net cash used in investing activities was approximately ($6.7) million for the year ended December 31, 2010 compared with approximately ($0.3) million for the year ended December 31, 2009. In 2010, we acquired one property for approximately $3.9 million, sold one property for a net total of approximately $13.8 million and incurred capital expenditures relating to real estate improvements of approximately $2.9 million. We received cash of approximately $6.8 million and a note receivable in the amount of approximately $7.1 million for the property we sold. Net cash used in investing activities for the year ended December 31, 2009 related principally to capital expenditures relating to real estate improvements of approximately $0.2 million and approximately $0.1 million as a deposit for a property purchase offer.

Net cash used in financing activities was approximately ($72.0) million for the year ended December 31, 2010 compared with approximately ($54.8) million for the year ended December 31, 2009. During 2010, financing activities included borrowing $40 million under a new mortgage loan, borrowing approximately $53.0 million from the Berg Group in short-term loans, payments of approximately $14.4 million under our line of credit, payments of approximately $13.6 million for outstanding mortgage debt, payments of approximately $62.3 million to the Berg Group under short-term loans, payment of approximately $10.4 million to M&M Real Estate Control & Restructuring, LLC, payment of approximately $0.4 million in financing costs related to a new mortgage loan, payments of approximately $13.2 million to common stockholders as dividends and payments of approximately $50.7 million to O.P. Unit holders as distributions. During 2009, financing activities included borrowing approximately $1.4 million under our line of credit, borrowing $22 million from M&M Real Estate Control & Restructuring, LLC through restricted cash, payments of approximately $12.6 million for outstanding mortgage debt, borrowing and repayment of approximately $39.4 million to the Berg Group to repay short-term loans, payments of approximately $14.8 million to common stockholders as dividends and payments of approximately $50.8 million to O.P. Unit holders as distributions.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008
Cash and cash equivalents were approximately $1.0 million at December 31, 2009 compared with $0 at December 31, 2008.

Net cash provided by operating activities for the year ended December 31, 2009 was approximately $56.1 million compared with approximately $76.9 million for the year ended December 31, 2008. Cash provided by operating activities was higher in 2008 primarily because of an approximately $16.9 million cash distribution received from our unconsolidated joint venture, TBI-MWP, from the sale of two R&D buildings. In addition, in 2009 we used operating cash flow to deposit approximately $14.0 million with the clerk of the Santa Clara County Superior Court in the RPC litigation and for higher leasing commission payments (included in other assets).

Cash used in investing primarily consists of property acquisitions, improvements to our properties and proceeds from investment in marketable securities. Net cash used in investing activities was approximately ($0.3) million for the year ended December 31, 2009 compared with approximately ($26.5) million for the year ended December 31, 2008. Net cash used in investing activities for the year ended December 31, 2009 related principally to capital expenditures relating to real estate improvements of approximately $0.2 million and approximately $0.1 million as a deposit for a property purchase offer. In 2008, we acquired two properties for approximately $35.8 million, incurred capital expenditures relating to real estate improvements of approximately $6.5 million and transferred excess restricted cash of approximately $7.7 million to our general cash account. We used restricted cash totaling approximately $8.1 million for the acquisition of one property in a tax-deferred exchange transaction involving our former property at Morse Avenue in Sunnyvale, California.

Net cash used in financing activities was approximately ($54.8) million for the year ended December 31, 2009 compared with approximately ($74.0) million for the year ended December 31, 2008. During 2009, financing activities included borrowing approximately $1.4 million under our line of credit, borrowing $22 million from M&M Real Estate Control & Restructuring, LLC through restricted cash, payments of approximately $12.6 million for outstanding mortgage debt, borrowing and repayment of approximately $39.4 million to the Berg Group to repay short-term loans, payments of approximately $14.8 million to common stockholders as dividends and payments of approximately $50.8 million to O.P. Unit holders as distributions. During 2008, financing activities included borrowing $115 million under a new collateralized mortgage loan, borrowing approximately $13.1 million under our line of credit, payments of approximately $122.1 million for outstanding mortgage debt, borrowing and repayment of approximately $19.4 million for the purchase of one property, borrowing and repayment of $3.0 million under a short-term loan, payment of approximately $1.2 million in financing costs related to a new mortgage loan, refund of $1.5 million from a certificate of deposit related to a former loan escrow, receipt of approximately $0.8 million from stock option exercises, payments of approximately $15.0 million to common stockholders as dividends and payments of approximately $66.1 million to O.P. Unit holders as distributions.

Capital Expenditures

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements.  For the years ended December 31, 2006 through December 31, 2010, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $5.5 million annually. We will have approximately 641,000 rentable square feet under expiring leases in 2011. We expect that the average cost of recurring tenant/building improvements and leasing commissions related to these properties will be approximately $5.0 million during 2011. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through our currently available sources of capital, including operating cash flows, cash on hand, and our credit facility (see “Policies with Respect to Certain Activities – Financing Policies” below).

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

While we will emphasize equity real estate investments, we may, in our discretion and subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, invest in mortgage and other real estate interests, including securities of other real estate investment trusts. We have not previously invested in mortgages of other real estate investment trusts. As of December 31, 2010, we had no investments in securities of other real estate investment trusts.

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

Disposition Policies

From time to time we may dispose of properties in our portfolio, subject to the required approvals as set forth below. During the past five years we have sold vacant R&D properties that were either rezoned for residential development resulting in a value greater than being used as an R&D property or we did not believe were likely to earn the type of return on assets that we seek.  We will continue to dispose of properties either rezoned for residential or under-performing when we consider it appropriate.

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

We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effects on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2010. The current terms of our outstanding debt are described in Item 8, “Financial Statements and Supplementary Data – Note 8.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2010 will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$15,187	$16,080	$82,485	$12,183	$12,893	$214,663	$353,491	$353,199
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

The fixed rate debt represented 100% and 93.2% and the variable rate debt represented 0% and 6.8% of all debt outstanding for the years ended December 31, 2010 and 2009, respectively.

All of our debt is denominated in United States dollars. The weighted average interest rate for the fixed rate debt was approximately 5.78% and 5.74% for the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense attributable to the average interest rate difference between 2010 and 2009 was approximately $1.8 million, which was a result of approximately $2.4 million recorded in 2009 related to the RPC litigation.

The primary market risk we face is the risk of interest rate fluctuations. With a floating interest rate we could pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2010, we had no variable rate debt outstanding, and thus had no interest rate risk. As of December 31, 2010 and 2009, we did not have any derivative instruments.

Item 8.  Financial Statements and Supplementary Data

MISSION WEST PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mission West Properties, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

\S\ Burr Pilger Mayer, Inc.

San Francisco, California
March 16, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Mission West Properties, Inc.
Cupertino, California

We have audited Mission West Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mission West Properties, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010, and the related financial statement schedules listed in the Index at Item 15(a), and our report dated March 16, 2011 expressed an unqualified opinion thereon.

\S\ Burr Pilger Mayer, Inc.

San Francisco, California
March 16, 2011

MISSION WEST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS
	December 31,
	2010	2009
Investments in real estate:
Land	$322,076	$320,911
Buildings and improvements	790,424	799,649
Real estate related intangible assets	3,240	3,240
Total investments in properties	1,115,740	1,123,800
Accumulated depreciation and amortization	(224,027)	(204,153)
Assets held for sale, net	3,267	-
Net investments in properties	894,980	919,647
Investment in unconsolidated joint venture	3,830	3,828
Net investments in real estate	898,810	923,475

Cash and cash equivalents	3,988	986
Restricted cash	6,892	197
Restricted investment in marketable securities	-	12,069
Deferred rent	17,941	18,711
Other assets, net	40,653	30,951
Total assets	$968,284	$986,389

LIABILITIES AND EQUITY

Liabilities:
Mortgage notes payable	$345,770	$318,818
Mortgage note payable (related parties)	7,721	8,261
Note payable (related parties)	-	9,325
Revolving line of credit	-	14,466
Interest payable	1,659	1,573
Security deposits	4,605	4,849
Prepaid rent	6,526	6,539
Dividends and distributions payable	15,793	15,791
Accounts payable and accrued expenses	16,239	9,638
Total liabilities	398,313	389,260

Commitments and contingencies (Note 16)

Equity:
Stockholders’ equity attributable to Mission West Properties, Inc.:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,135,770
and 21,870,211 shares issued and outstanding at December 31, 2010 and 2009	22	22
Additional paid-in capital	172,568	170,606
Distributions in excess of accumulated earnings	(30,520)	(25,784)
Total stockholders’ equity attributable to Mission West Properties, Inc.	142,070	144,844
Noncontrolling interests in operating partnerships	427,901	452,285
Total equity	569,971	597,129
Total liabilities and equity	$968,284	$986,389

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Operating revenues:
Rental income	$81,715	$82,466	$78,927
Tenant reimbursements	15,094	18,668	16,293
Other income, including lease terminations and settlements	2,619	3,756	4,220
Total operating revenues	99,428	104,890	99,440

Operating expenses:
Property operating, maintenance and real estate taxes	26,400	27,532	23,140
General and administrative	2,219	2,336	2,635
Depreciation and amortization	23,466	23,786	22,895
Total operating expenses	52,085	53,654	48,670

Operating income	47,343	51,236	50,770

Other income (expenses):
Equity in earnings of unconsolidated joint venture	303	309	19,617
Interest and dividend income	102	1,309	1,735
Realized and unrealized gain (loss) from restricted investment	4,067	5,011	(278)
Interest expense	(20,069)	(22,117)	(19,787)
Interest expense – related parties	(988)	(765)	(1,332)
Income from continuing operations	30,758	34,983	50,725

Discontinued operations:
Net gain on disposal of properties classified as discontinued operations	6,199	-	-
Net loss attributable to discontinued operations	(462)	(534)	(385)
Income (loss) from discontinued operations	5,737	(534)	(385)

Net income	36,495	34,449	50,340
Net income attributable to noncontrolling interests	(28,022)	(26,058)	(40,206)
Net income available to common stockholders	$8,473	$8,391	$10,134

Net income per share from continuing operations:
Basic	$0.34	$0.39	$0.51
Diluted	$0.34	$0.39	$0.51
Net income per share from discontinued operations:
Basic	$0.04	-	-
Diluted	$0.04	-	-
Net income per share to common stockholders:
Basic	$0.39	$0.39	$0.51
Diluted	$0.38	$0.38	$0.51
Weighted average shares of common stock (basic)	21,973,599	21,736,699	19,714,414
Weighted average shares of common stock (diluted)	22,121,724	21,923,104	19,996,349
Weighted average O.P. units	83,310,364	83,538,477	85,528,329
Outstanding common stock	22,135,770	21,870,211	19,748,211
Outstanding O.P. units	83,150,265	83,404,965	85,526,965

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity Attributable to Mission West Properties, Inc.	Noncontrolling Interests in Operating Partnerships	Total Equity

Balance, December 31, 2007	19,664,087	$20	$153,024	$(14,366)	$138,678	$526,626	$665,304

Net income	-	-	-	10,134	10,134	40,206	50,340
Dividends declared per common share and O.P. Unit at $0.80 per share/unit	-	-	-	(15,782)	(15,782)	(68,423)	(84,205)
Joint ventures distributions	-	-	-	-	-	(858)	(858)
Issuance of common stock upon O.P. Unit conversion	6,970	-	66	-	66	(66)	-
Issuance of common stock upon option exercise	77,154	-	769	-	769	-	769
Amortization of stock-based compensation	-	-	553	-	553	-	553
Balance, December 31, 2008	19,748,211	20	154,412	(20,014)	134,418	497,485	631,903

Net income	-	-	-	8,391	8,391	26,058	34,449
Dividends declared per common share and O.P. Unit at $0.65 per share/unit	-	-	-	(14,161)	(14,161)	(54,268)	(68,429)
Joint ventures distributions	-	-	-	-	-	(1,146)	(1,146)
Issuance of common stock upon O.P. Unit conversion	2,122,000	2	15,842	-	15,844	(15,844)	-
Amortization of stock-based compensation	-	-	352	-	352	-	352
Balance, December 31, 2009	21,870,211	22	170,606	(25,784)	144,844	452,285	597,129

Net income	-	-	-	8,473	8,473	28,022	36,495
Dividends declared per common share and O.P. Unit at $0.60 per share/unit	-	-	-	(13,209)	(13,209)	(49,962)	(63,171)
Joint ventures distributions	-	-	-	-	-	(710)	(710)
Issuance of common stock upon O.P. Unit conversion	254,700	-	1,734	-	1,734	(1,734)	-
Issuance of common stock upon option exercise	10,859	-	67	-	67	-	67
Amortization of stock-based compensation	-	-	161	-	161	-	161
Balance, December 31, 2010	22,135,770	$22	$172,568	$(30,520)	$142,070	$427,901	$569,971

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$36,495	$34,449	$50,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,751	24,110	23,224
Gain from disposal of properties classified as discontinued operations	(6,199)	-	-
Realized and unrealized (gain) loss from restricted investment	(4,067)	(5,011)	278
Dividend income from restricted investment	-	(726)	-
Equity in earnings of unconsolidated joint venture	(303)	(309)	(19,617)
Distributions from unconsolidated joint venture	300	250	18,584
Interest earned on restricted cash	(12)	(94)	(977)
Lease termination fee income related to restricted cash	10,381	10,864	9,741
Stock-based compensation	160	352	553
Other	9	-	123
Change in operating assets and liabilities, net of liabilities assumed:
Proceeds from (purchase of) restricted investment	16,211	3,646	(3,368)
Deferred rent	770	(870)	(3,008)
Other assets	(2,158)	(4,700)	(2,575)
Interest payable	86	68	265
Security deposits	(244)	(423)	518
Prepaid rent	(13)	2,575	662
Accounts payable and accrued expenses	6,601	(8,109)	2,129
Net cash provided by operating activities	81,768	56,072	76,872

Cash flows from investing activities:
Improvements to investments in real estate	(2,841)	(178)	(6,468)
Purchase of office equipment	(39)	-	-
Net proceeds from sale of property	6,686	-	-
Acquisition of properties	(3,853)	-	(35,764)
Restricted cash held in escrow	(6,791)	(100)	-
Restricted cash released for purchase of properties	100	-	8,082
Proceeds from release of restricted cash	-	-	7,654
Net cash used in investing activities	(6,738)	(278)	(26,496)

Cash flows from financing activities:
Proceeds from mortgage loan payable	40,000	-	115,000
Principal payments on mortgage notes payable	(13,048)	(12,090)	(121,612)
Principal payments on mortgage notes payable (related parties)	(540)	(500)	(463)
Real estate purchase financing (related parties)	-	-	19,429
Payment on real estate purchase financing (related parties)	-	-	(19,429)
Proceeds from note payable (related parties)	53,025	39,420	3,000
Payment on note payable (related parties)	(62,350)	(39,420)	(3,000)
Proceeds from note payable	-	22,000	-
Payment on note payable	(10,381)	-	-
Net (repayments) borrowings on revolving line of credit	(14,466)	1,387	13,079
Debt issuance costs	(457)	-	(1,231)
Loan escrow refund	-	-	1,500
Net proceeds from exercise of stock options	67	-	768
Distributions paid to noncontrolling interests	(50,709)	(50,775)	(66,129)
Dividends paid to common stockholders	(13,169)	(14,830)	(14,979)
Net cash used in financing activities	(72,028)	(54,808)	(74,067)

Net increase (decrease) in cash and cash equivalents	3,002	986	(23,691)
Cash and cash equivalents, beginning of year	986	-	23,691

Cash and cash equivalents, end of year	$3,988	$986	$-

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

As of December 31, 2010, the Company owns a controlling general partner interest of 24.83%, 21.86%, 16.32% and 12.53% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, for a 20.84% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis.

The Company, through the operating partnerships, owns interests in 111 R&D properties at December 31, 2010, all of which are located in the Silicon Valley.

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

Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived assets, realizability of deferred rent, allocation of purchase price relating to property acquisitions, accrued liabilities, and Mission West Properties, Inc.’s qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Summary of Significant Accounting Policies:

Real Estate Assets and Related Intangible Assets
Real estate assets are stated at cost. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred.

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values.

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

Impairment of Long-Lived Assets
The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost.  For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The analysis that the Company prepares in connection with determining if there may be any asset impairment loss considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended December 31, 2010 and 2009.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

A property is generally classified as held for sale once management has committed to an action to sell the property, the property is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such properties), an active program to locate a buyer is initiated, the sale is probable, the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties for sale with significant contingencies that may prevent their sale, such as obtaining rezoning approval from the city, are not classified as properties held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the property is reduced to the lower of its net book value or its fair value, less costs to sell the property. Subsequent to the classification of property as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of operations. The income (loss) from discontinued operations includes the revenues and expenses, including depreciation, associated with the properties. This classification of operating results as discontinued operations applies retroactively for all periods presented for properties designated as held for sale. Additionally, net gains and losses on properties designated as held for sale are classified as part of discontinued operations. The Company had one property classified as held for sale as of December 31, 2010 and none as of December 31, 2009.

Cash and Cash Equivalents
The Company considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in one or more financial institutions, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Restricted Cash
Restricted cash totaled approximately $6,892 as of December 31, 2010. Of this amount, approximately $6,803 represents proceeds received from the 1325-1375 McCandless Drive property sale and earned interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges and approximately $89 represents a balance the Company has consolidated due to the accounting provisions applicable to a variable interest entity. The Company does not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders.

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

Restricted Investment in Marketable Securities
Marketable securities reported in the Company’s consolidated balance sheets are accounted for as trading securities. These securities were considered restricted because they were held by our consolidated variable interest entity (see Note 7 below). The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding gain and loss recorded in unrealized gain or loss from investment. For the years ended December 31, 2010 and 2009, the Company recorded net realized and unrealized gain of approximately $4,067 and $5,011, respectively, related to the sale of the securities and the increase in fair value of the marketable securities. As of December 31, 2010, the Company had no investments in marketable securities.

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

Revenue Recognition
Rental income is derived from operating leases and recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as “Deferred rent” on the consolidated balance sheets. Certain lease agreements contain terms that provide for additional rents based on reimbursement of certain costs including property operating expenses, maintenance and real estate taxes. These additional rents from tenant reimbursements are reflected on the accrual basis.

Rental income is affected if existing tenants terminate or amend their leases. The Company tries to identify tenants who may be likely to declare bankruptcy, cease operations or otherwise terminate leases prior to the end of the lease term, such as tenants who do not occupy all or a large portion of the property being leased. By anticipating these events in advance, the Company expects to take steps to minimize their impact on its reported results of operations through lease renegotiations and other appropriate measures. Provisions against “Deferred rent” are estimated by management based on known financial conditions of tenants and management’s estimate of net realizability of such receivables based on existing or expected negotiations with tenants. The Company’s judgments and estimations about tenants’ capacity to continue to meet their lease obligations will affect the rental income recognized. To date, actual reductions in revenue as a result of early terminations and the tenants’ inability to pay have been within management’s estimates. However, material differences may result in the amount and timing of the Company’s rental income for any period if it made different judgments or estimations.

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

Income Taxes
The Company has been taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2010, 2009 and 2008, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

For the year ended December 31, 2010, the Company’s total dividends paid or payable to the stockholders represented approximately 83.7% ordinary income and 16.3% long-term capital gain for income tax purposes (unaudited). For the year ended December 31, 2009, the Company’s total dividends paid or payable to the stockholders represented approximately 93.4% ordinary income and 6.6% return of capital for income tax purposes (unaudited). For the year ended December 31, 2008, the Company’s total dividends paid or payable to the stockholders represented approximately 73.3% ordinary income, 22.2% long-term capital gain and 4.5% unrecaptured section 1250 gain for income tax purposes (unaudited).

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

Accounting for Stock-Based Compensation
The cost of stock options, restricted stock, stock appreciation rights, and stock units, as well as other equity-based compensation arrangements, granted to employees, directors and consultants is reflected in the consolidated financial statements based on the estimated fair value of the awards. As of December 31, 2010, the Company had one stock-based compensation plan.

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying consolidated statements of operations. For the year ended December 31, 2010, the Company recorded approximately $160 of expense for share-based compensation relating to stock options.

In 2005, the Compensation Committee of the board of directors, in accordance with the provisions of the 2004 Equity Incentive Plan, unanimously approved the following awards of dividend equivalent rights (“DERs”), each such DER representing the current right to receive the dividend paid on one share of the Company’s common stock, when paid by the Company:

•	The three non-employee outside directors each received 45,000 DERs, which remain in effect as long as the individual continues to serve on the board of directors; and
•	Key employees of the Company received a total of 155,000 DERs, which remain in effect for each key employee as long as they continue to be employed by the Company.

In 2008, one director and one employee forfeited 45,000 and 15,000 DERs, respectively, when they resigned from the Company. A new non-employee outside director was awarded 45,000 DERs when he joined the Company’s board of directors in the same year. As of December 31, 2010, there were a total of 275,000 DERs. The Company recorded DER compensation expense of approximately $165, $179 and $217 in 2010, 2009 and 2008, respectively.

Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There is a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect its own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At December 31, 2009, the Company had approximately $12.1 million of financial assets classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source. In the second quarter of 2010, the Company sold all of its restricted investment in marketable securities. As of December 31, 2010, the Company did not have any financial assets where it had to measure the fair value.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.  Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company’s fixed rate debt at December 31, 2010 was approximately $353,199 compared with its carrying value of approximately $353,491.

Reclassifications
Certain amounts from prior year’s consolidated financial statements have been reclassified to conform to the presentation of the current year’s consolidated financial statements.

Concentration of Credit Risk
The Company’s properties are not geographically diverse, and its tenants operate primarily in the information technology industry.  Additionally, because the properties were leased to 71 tenants at December 31, 2010, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 16.0%, 15.8% and 16.5% of the Company’s total cash rental income for the years ended December 31, 2010, 2009 and 2008, respectively. Cash rental income from Microsoft Corporation was approximately $13,179, $12,873 and $12,576 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum rents from this tenant are approximately $50,415. One other tenant accounted for approximately 11.3%, 9.4% and 9.8% of the Company’s total cash rental income for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, nine of the Company’s total tenants relocated or ceased operations.

New Accounting Pronouncements
In June 2009, the FASB updated ASC Topic 810 “Consolidation,” and issued new accounting provisions regarding the consolidation of variable interest entities (“VIEs”). The new accounting provisions modify the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Additionally, the accounting provisions require an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. The new accounting provisions became effective for all new and existing VIEs on January 1, 2010. The adoption of the accounting provisions did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standard Update 2010-09 "Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements," which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The adoption did not have an impact on the Company's financial position and results of operations.

3.	DEFERRED RENT

The following table represents activity in the allowance against deferred rent, net for the years ended December 31, 2010, 2009 and 2008.

	Beginning Balance	Provision Against Revenue	Charge-off	Ending Balance
	(dollars in thousands)
Year ended December 31, 2008	$250	$259	$259	$250
Year ended December 31, 2009	$250	$312	$312	$250
Year ended December 31, 2010	$250	$1,245	$1,245	$250

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

4.	STOCK TRANSACTIONS

As of December 31, 2010 and 2009, approximately $2,444 and $2,274 remained outstanding under notes issued in connection with the Company’s purchase of its general partner interests in 1998 (the “demand notes”), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements.  However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of noncontrolling interest as reported on the consolidated statements of operations, thereby reducing the Company’s net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2012. At present, the Company’s only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company’s stockholders or by raising additional equity capital.

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

During the year ended December 31, 2010, stock options to purchase 10,859 shares of the Company’s common stock were exercised at $6.14 per share. Total proceeds to the Company were approximately $67.

There were no stock option exercises in 2009.

During the year ended December 31, 2008, stock options to purchase 70,487 shares of the Company’s common stock were exercised at $10.00 per share and stock options to purchase 6,667 shares of the Company’s common stock were exercised at $9.51 per share. Total proceeds to the Company were approximately $768.

In 2010, 2009 and 2008, 254,700, 2,122,000 and 6,970 O.P. Units were exchanged for 254,700, 2,122,000 and 6,970 shares of the Company’s common stock, respectively, under the terms of the exchange rights agreement among the Company and all limited partners of the operating partnerships. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. Units.

5.	NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIPS

Noncontrolling interests represent the separate private ownership of the operating partnerships, by the Berg Group and other non-affiliate interests. In total, these interests account for 79.16% and 79.35%, on a weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2010 and 2009, respectively. Noncontrolling interests in earnings have been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective noncontrolling interests’ ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company’s consolidated financial statements. The noncontrolling interests in the joint ventures are reflected as a component of noncontrolling interests of the operating partnerships. For the years ended December 31, 2010, 2009 and 2008, income associated with the noncontrolling interests held by third parties of the three consolidated joint ventures was approximately $356, $407 and $368, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

6.	REAL ESTATE

Property Acquisitions
On January 8, 2010, the Company acquired a fully leased office/R&D building comprised of approximately 41,400 rentable square feet at 1040-1050 La Avenida Street in Mountain View, California from an unrelated party for approximately $3,853 in cash. The purchase price of 1040-1050 La Avenida Street was allocated to long-lived assets. The in-place lease was valued at fair market so there was no intangible asset allocated to above-or-below market lease value.

There were no property acquisitions in 2009.

Property Dispositions
On October 28, 2010, the Company disposed of one R&D property located at 1325-1375 McCandless Drive in Milpitas, California consisting of approximately 78,000 rentable square feet. A total net gain of approximately $6,199 was recognized and classified as discontinued operations on the total sales price of $14,123. The buyer issued a promissory note to the Company in the amount of $7,123 with an interest rate of 3.00% per annum. The principal amount of the note, together with accrued interest, will be due and payable on October 30, 2011.

There were no property dispositions in 2009.

7.	VARIABLE INTEREST ENTITY

Effective January 1, 2010, the Company adopted the modified accounting provisions pertaining to variable interest entity (“VIE”) under ASC Topic 810 “Consolidation.” The VIE accounting provisions modify the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Additionally, the accounting provisions require an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. A VIE must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. The provisions require disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

Under the provisions, for an entity to qualify as a VIE one or more of the following three characteristics must exist:

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

In August 2007, one of the Company’s tenants, Ciena Corporation, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the assignment, M&M assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 444,500 rentable square feet vacated by Ciena for the remainder of the current lease term, which expires in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, received $849 from July 2009 through June 2010, is receiving $881 from July 2010 through June 2011 and will receive $915 from July 2011 through December 2011. Based upon the accounting provisions for VIE, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007.

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

The Company remains at risk with respect to the assigned leases because if M&M’s operating expenses exceed its interest income, fees and commissions there would be insufficient funds to meet the assigned lease obligation without additional financial support from equity holders or other parties. The Company, which had released the original tenant from its obligations under the lease, would have to absorb the majority of any loss, making it the primary beneficiary of M&M’s activities. The Company re-evaluated its interest in M&M. Based on the evaluation performed, management concluded that there is no change from its initial assessment and continues to consolidate the entity.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

8.	DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2010 and 2009.

Debt Description	Collateral Properties	Balance at December 31,		Maturity Date	Interest Rate
		2010	2009

Line of Credit:
Heritage Bank of Commerce (1)	1600 Memorex Drive, Santa Clara, CA 1688 Richard Avenue, Santa Clara, CA 1700 Richard Avenue, Santa Clara, CA	-	$14,466	September 2011	(1)

Mortgage Notes Payable (related parties) (2) :	5300-5350 Hellyer Avenue, San Jose, CA	$7,721	8,261	June 2013	7.65%

Note Payable (related parties):	Not Applicable	-	9,325	June 2010	(7)

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		108,262	111,485	October 2018	6.21%

Hartford Life Insurance Company (4) Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	39,741	-	September 2030	6.05%

Northwestern Mutual Life Insurance Co. (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	73,357	77,444	February 2013	5.64%

Allianz Life Insurance Company (I) (6)	5900 Optical Court, San Jose, CA	21,233	22,146	August 2025	5.56%

Allianz Life Insurance Company (II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	103,177	107,743	August 2025	5.22%

		345,770	318,818

Total		$353,491	$350,870

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

(1)
The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at December 31, 2010 and 2009 was 4.00%. The Company paid in aggregate approximately $49 in loan and legal fees. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement. As of December 31, 2010, the Company was in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of interest and principal ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate for the mortgage notes payable was 5.78% and 5.74% at December 31, 2010 and 2009, respectively.

(3)
The Hartford Loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest.  Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford Loan I contains certain customary covenants as defined in the loan agreement. As of December 31, 2010, the Company was in compliance with these loan covenants.

(4)
The Hartford Loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest.  Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford Loan II contains certain customary covenants as defined in the loan agreement. As of December 31, 2010, the Company was in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2010, the Company was in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2010, the Company was in compliance with these loan covenants.

(7)
The Company issued a short-term note to the Berg Group in connection with the quarterly dividend distributions. The interest rate of the note payable is LIBOR plus 1.75% and matured June 30, 2010. The interest rate for the note payable was 1.98% at December 31, 2009.

During 2010, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rate on the notes was LIBOR plus 1.75%, and total interest expense incurred in connection with those short-term notes payable in 2010 was approximately $375. The aggregate loan amount totaled approximately $53,025 at the highest level during the year. The Company repaid all of the notes, all accrued interest and the balance outstanding at December 31, 2009 for total repayments of approximately $62,350 to the Berg Group in 2010.

During 2009, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rate on the notes was LIBOR plus 1.75%. The aggregate loan amount totaled approximately $48,745. Of the amount owed, the Company repaid approximately $39,420 to the Berg Group, which includes accrued interest. For the year ended December 31, 2009, interest expense incurred in connection with those short-term notes payable was approximately $112.

Scheduled principal payments on debt as of December 31, 2010 are as follows:

Total Debt (Including Related Parties)
December 31, 2011	$15,187
December 31, 2012	16,080
December 31, 2013	82,485
December 31, 2014	12,183
December 31, 2015	12,893
Thereafter	214,663
Total	$353,491

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

During 2010, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.60 per common share and O.P. Unit for total dividends/distributions of approximately $63,171, including $15,793 payable in January 2011. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $46,048.

During 2009, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.65 per common share and O.P. Unit for total dividends/distributions of approximately $68,429, including $15,791 payable in January 2010. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $49,911.

During 2008, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.80 per common share and O.P. Unit for total dividends/distributions of approximately $84,205, including $21,055 payable in January 2009. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $63,040.

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
•
transferred up to an additional 767,000 shares subject to outstanding options under the 1997 Plan if they expire without being exercised, of which 647,000 shares had been transferred as of December 31, 2010; and

•
includes the ability to grant restricted stock, restricted stock units, performance units, dividend equivalent rights, and other stock-based compensation, including O.P. Units of the Operating Partnerships, as well as incentive and non-statutory stock options.

The 2004 Plan was adopted so that the Company may attract and retain the high quality employees, directors and consultants necessary to build the Company’s infrastructure and to provide ongoing incentives to the Company’s employees in the form of options to purchase the Company’s common stock by enabling them to participate in the Company’s success.

The 2004 Plan provides for the granting to employees, including officers (whether or not they are directors) of “incentive stock options” within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, directors and consultants of the Company, of which 1,084,535 and 1,255,535 shares of common stock were available for future option or award grants under the 2004 Plan as of December 31, 2010 and 2009, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

In February 2010, stock options to purchase 171,000 shares of common stock were granted to an employee. Of this total grant, options to purchase 85,500 shares vested immediately and options to purchase 85,500 shares vest monthly for 24 months, subject to continued employment with the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $6.99 per share. The estimated fair value of the options granted was $0.43 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.58%, volatility of 22.57%, risk free rates of 2.40% and an expected life of 5.5 years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee of the board of directors.

In January 2009, the Compensation Committee of the board of directors approved the rescission of stock options to purchase a total of 650,000 shares of common stock granted to an employee under its 2004 Equity Incentive Plan in November 2008. The rescission was effected because the number of shares subject to the option grant exceeded the maximum number of shares that can be granted by the Company to one individual in any calendar year under its 2004 Equity Incentive Plan.

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

In January 2008, stock options to purchase 1,025,000 shares of common stock were granted to employees, non-employee directors and consultants. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $9.51 per share. The estimated fair value of the options granted was $0.57 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.41%, volatility of 20.43%, risk free rates of 3.45% and an expected life of six years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee of the board of directors.

In July 2008, stock options to purchase 52,500 shares of common stock were granted to an employee and a non-employee director. The options vest monthly for 48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $11.36 per share. The estimated fair value of the options granted was $0.99 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.04%, volatility of 22.07%, risk free rates of 3.20% and an expected life of six years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee of the board of directors.

In November 2008, stock options to purchase 705,000 shares of common stock were granted to employees, non-employee directors and consultants (does not include 650,000 rescinded shares stated above). The options vest monthly ranging from 36-48 months from date of grant, subject to continued employment or other service to the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment or service. The options were granted at an exercise price of $6.14 per share. The estimated fair value of the options granted was $0.12 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.03%, volatility of 22.39%, risk free rates of 2.08% and an expected life of six years. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee of the board of directors.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

The following table shows the activity and detail for the 2004 Plan for each of the three years in the period ended December 31, 2010.

	Options	Weighted Average Exercise Price
	Outstanding	Per Share
Balance, December 31, 2007	1,747,100	$11.13
Options granted	1,782,500	$8.23
Options exercised	(77,154)	$9.96
Options forfeited	(119,946)	$10.81
Balance, December 31, 2008	3,332,500	$9.62
Options granted	500,000	$5.99
Options forfeited	(575,000)	$10.70
Balance, December 31, 2009	3,257,500	$8.87
Options granted	171,000	$6.99
Options exercised	(10,859)	$6.14
Balance, December 31, 2010	3,417,641	$8.79
Available for grant at December 31, 2010	1,084,535
Available for grant at December 31, 2009	1,255,535

The following table summarizes information regarding options outstanding for the 2004 Plan at December 31, 2010:

	Options Outstanding			Options Exercisable		Options Not Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$5.99	500,000	4.17	$5.99	406,250	$5.99	93,750	$5.99
$6.14	694,141	3.92	$6.14	490,079	$6.14	204,062	$6.14
$6.99	171,000	5.08	$6.99	121,125	$6.99	49,875	$6.99
$9.51	760,000	3.00	$9.51	554,167	$9.51	205,833	$9.51
$10.00	590,000	0.33	$10.00	590,000	$10.00	-	-
$11.36	52,500	3.58	$11.36	31,719	$11.36	20,781	$11.36
$12.09	650,000	2.00	$12.09	636,458	$12.09	13,542	$12.09

$5.99 to $12.09	3,417,641	2.82	$8.79	2,829,798	$9.02	587,843	$7.69

None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2010 and 2009, “in-the-money” outstanding options to purchase 896,329 and 655,938 shares of common stock, respectively, were exercisable.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

Under the 2004 Plan, each non-employee member of the board of directors who became or becomes a member of the board of the directors after November 24, 2004, the date on which the 2004 Plan was approved by the Company’s stockholders, receives automatically a grant of an option to purchase 50,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of grant of such option. Such options become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee remains a director. In addition, the board of directors may authorize annual option grants or awards to non-employee directors in the board’s discretion as long as the number of shares or equivalent number of underlying shares of common stock in the case of certain awards, does not exceed 50,000 per year. A disinterested majority of the board also may authorize additional options and awards to a director serving as a committee chair or providing other extraordinary service to the Board. The 2004 Plan further provides that upon an acquisition of the Company in which more than 50% of the total voting power of the Company’s outstanding securities is transferred to the acquirer or acquiring parties, options and awards held by non-employee directors will vest in full and become exercisable prior to their expiration.

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

An initial total of 4,638,089 shares of common stock are reserved for issuance under the 2004 Plan. At no time may the number of shares issued pursuant to or subject to outstanding awards granted under the 2004 Plan exceed this number, subject to the provisions for increase and adjustment set forth in the 2004 Plan. If any option or award expires, terminates or is cancelled without being exercised in full, or any other award is forfeited, the shares forfeited or not purchased will be available for future grant of awards.

The Company has adopted an employee investment plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant’s compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant’s compensation, based upon management’s discretion. A participant’s contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company’s contributions after two years of eligible service. For the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $125, $125 and $118, respectively, of expense for employer contributions made in connection with this Plan.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$7,537	$8,478	$10,196
Income (loss) from discontinued operations	936	(87)	(62)
Net income available to common stockholders	$8,473	$8,391	$10,134

Denominator:
Weighted average shares of common stock (basic)	21,973,599	21,736,699	19,714,414
Effect of dilutive securities:
Incremental shares from assumed stock options exercise	148,125	186,405	281,935
Weighted average shares of common stock (diluted)	22,121,724	21,923,104	19,996,349

Per share data:
Basic net income per share:
Net income to common stockholders before discontinued operations	$0.34	$0.39	$0.51
Discontinued operations	$0.04	-	-
Net income available to common stockholders	$0.39	$0.39	$0.51
Diluted net income per share:
Net income to common stockholders before discontinued operations	$0.38	$0.38	$0.51
Discontinued operations	$0.04	-	-
Net income available to common stockholders	$0.38	$0.38	$0.51

Outstanding options to purchase 2,223,500 shares in 2010 and 2,052,500 shares in 2009 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company’s common stock during the period. The outstanding O.P. Units have been excluded from the diluted net income per share calculation as there would be no effect on the diluted net income per share since the noncontrolling interests’ share of income would also be added back to net income. O.P. Units outstanding at December 31, 2010, 2009 and 2008 were 83,150,265 83,404,965 and 85,526,965, respectively.

12.	OTHER INCOME

Other income from continuing operations was approximately $2,619, $3,756 and $4,220 for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, litigation proceeds, prior tenant bankruptcy settlement, management fee income, and miscellaneous income accounted for approximately $1,285, $140, $995 and $199, respectively, of other income. For the year ended December 31, 2009, deposit forfeiture, insurance claim, prior tenant bankruptcy settlement, management fee income, and miscellaneous income accounted for approximately $2,019, $300, $68, $992 and $377, respectively, of other income. For the year ended December 31, 2008, termination fees, management fee income and miscellaneous income accounted for approximately $3,007, $967 and $246, respectively, of other income.

13.	RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Berg Group owned 75,803,684 O.P. Units of the total 83,150,265 O.P. Units issued and outstanding. As of December 31, 2009, the Berg Group owned 75,880,384 O.P. Units of the total 83,404,965 O.P. Units issued and outstanding. The Berg Group’s interest in the Company represents 74.0% of the Company as of December 31, 2010 and 2009, assuming conversion of the O.P. Units into common shares of the Company.

Property Acquisition
There were no property acquisitions from the Berg Group in 2010 and 2009.

Debt with the Berg Group
As of December 31, 2010 and 2009, debt in the amount of approximately $7,721 and $8,261, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. In the fourth quarter of 2008, the Company and the Berg Group agreed to extend the loan maturity date to June 2013. Interest expense incurred in connection with the Berg Group mortgage note was approximately $613, $653 and $690 for the years ended December 31, 2010, 2009 and 2008, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

During 2010, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rates on these notes were LIBOR plus 1.75%. The aggregate loan amount totaled approximately $53,025. The Company has repaid approximately $62,350 to the Berg Group, which includes accrued interest and the balance outstanding at December 31, 2009. For the year ended December 31, 2010, interest expense incurred in connection with those short-term notes payable was approximately $375.

During 2009, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rates on these notes were LIBOR plus 1.75%. The aggregate loan amount totaled approximately $48,745. Of the amount owed, the Company repaid approximately $39,420 to the Berg Group, which includes accrued interest. For the year ended December 31, 2009, interest expense incurred in connection with those short-term notes payable was approximately $112.

Transfer of Interest in Consolidated Joint Venture to Berg Group
In July 2000, the Hellyer Avenue Limited Partnership (“Hellyer LP”) was formally organized as a California limited partnership between Mission West Properties, L.P. (“MWP”), of which the Company as the managing general partner, and Republic Properties Corporation (“RPC”), an unaffiliated third party, as general partner and limited partners. MWP was designated as the managing general partner of Hellyer LP.  For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. (“Stellex”) to provide a 15-year lease on approximately 160,000 square foot R&D buildings to be constructed by Berg & Berg Enterprises, Inc. (“BBE”) on land owned by another Berg Group member.

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

On September 1, 2000, MWP, as the general partner of Hellyer LP, ceased all allocations of income and cash flow to RPC and exercised the right under the partnership agreement to cancel RPC’s entire interest in the partnership.  Following discussions with and approval by the Independent Directors Committee of the board of directors, the Company authorized the transfer of RPC’s interest in Hellyer LP to BBE. Under the Berg land holdings option agreement and the acquisition agreement dated as of May 14, 1998, the Independent Directors Committee of the board of directors had the right, but not the obligation, to reacquire on behalf of the Company the property interest and the related distributions related to the property interest at any time.  The transfer was effective as of September 1, 2000.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interest held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE, prior to payment. BBE’s share of earnings allocated to its 50% noncontrolling interest was approximately $1.0 million, $0.8 million and $0.8 million in 2010, 2009 and 2008, respectively. As of December 31, 2010, accumulated distributions from profits of Hellyer LP totaling approximately $7.4 million were accrued and distributed to BBE. If the Company’s litigation with RPC (as described under Note 16 below) is ultimately decided in RPC’s favor, the Company anticipates that BBE may be required to return RPC’s former interest in Hellyer LP and all prior distributions to RPC. Due to the uncertainty created by the litigation over Hellyer LP, since October 2003, the Company has recorded such distributions as an account receivable from BBE, which has been included in “Other assets” on the Company’s consolidated balance sheets, with an offsetting account payable to BBE.

In June 2009, the superior court issued a tentative decision that concluded RPC is a partner in the Hellyer LP relating to the Mission West Properties, L.P. v. Republic Properties Corporation litigation. In September 2009, the Superior Court issued a final decision and entry of judgment in favor of RPC that RPC is and at all times was a partner in Hellyer LP and was entitled to receive all past distributions from profits that were paid to BBE plus accrued interest. The Company has filed an appeal. In October 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $14.0 million. Of this amount, $9.3 million represents the amount owed to RPC and $4.7 million represents a deposit to appeal the court’s final decision in the litigation. Pending the outcome of the appeal, the Company has accrued approximately $3.9 million in interest on the amount of past distributions that would be payable to RPC by Hellyer LP based on the amount of the judgment at the legal rate of interest of 10%.  In addition, because RPC’s interest in the Hellyer LP was transferred to BBE and past distributions from profits were paid to BBE, the Company accrued approximately $1.0 million in interest receivable due from BBE. The $1.0 million interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

The Independent Directors Committee of the board of directors has exercised the right to acquire on behalf of the Company the former RPC interest and related distributions from BBE under the terms of the Berg land holdings option agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company.

Acquisition of Carl E. Berg’s Interest in Unconsolidated Joint Venture
In July 1999, TBI, an unrelated party, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months.  TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years.  Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the West Coast to the Company and further advised TBI that the Company’s Independent Directors Committee of the board of directors must approve the acquisition of any properties and that the Company’s policy was only to acquire properties that are leased pursuant to the Berg land holdings option agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MWP, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MWP to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1.8 million. The Independent Directors Committee of the board of directors and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg land holdings option agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MWP owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling approximately $53.6 million. The Independent Directors Committee of the board of directors approved the Company’s acquisition of the Berg Group’s 50% interest in the joint venture effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2.8 million, after debt repayment. Prior to sale of the property, TBI-MWP acquired this property at no cost under the terms of the Berg land holdings option agreement, and the Company received a net distribution of $1.4 million from the sale. The transaction was approved by the Independent Directors Committee of the board of directors. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots. In July 2006, TBI-MWP sold one R&D property with approximately 126,400 rentable square feet for approximately $8.5 million. The total gain on the sale was approximately $0.9 million of which $0.45 million was the Company’s share. In November 2008, TBI-MWP sold two R&D properties with approximately 311,200 rentable square feet for approximately $65 million. The total gain on the sale was approximately $40.9 million of which approximately $20.5 million was the Company’s share. TBI-MWP currently owns one fully leased R&D building totaling approximately 155,500 rentable square feet.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

Berg Controlled Entities have Financial Interests in Certain Tenants that Lease Space from the Company
During the years ended December 31, 2010, 2009 and 2008, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related party tenants contributed approximately $1,101, $1,118 and $1,218 in rental income in 2010, 2009 and 2008, respectively. Under the Company’s Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company’s common stock if such acquisition would result in their beneficial ownership percentage of the Company’s common stock causing the Company to violate any REIT qualification requirement, and currently their share ownership is below a level at which rent from related party tenants would be excluded in determining compliance with REIT qualification tests.

Berg Group Commitment to Complete Future Building in Connection with an Acquisition from the Berg Group under the Berg Land Holdings Option Agreement
The Berg Group has an approximately $7,494 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company’s 2001 acquisition of 245 Caspian Drive in Sunnyvale, California which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group in “Other assets” on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee of the board of directors.

Leasing and Overhead Reimbursements Provided by Berg Controlled Entity
The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were approximately $120, $120 and $114 for the years ended December 31, 2010, 2009 and 2008.

14.	FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 111 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2020, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases as of December 31, 2010, excluding tenant reimbursements of expenses, are as follows:

Year	Minimum Rent
(dollars in thousands)
2011	$81,317
2012	69,227
2013	59,674
2014	48,184
2015	26,428
Thereafter	64,417
Total	$349,247

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $20,736, $22,507 and $20,712 for the years ended December 31, 2010, 2009 and 2008, respectively.

Amounts of approximately $15,793, $15,791 and $21,055 were accrued for dividends and distributions to common stockholders and O.P. Unit holders for the years ended December 31, 2010, 2009 and 2008, respectively.

Amounts of approximately $46,048, $54,154 and $59,888 were paid to the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, 254,700, 2,122,000 and 6,970 O.P. Units were exchanged for 254,700, 2,122,000 and 6,970 shares of the Company’s common stock, respectively, under the terms of the exchange rights agreement among the Company and all limited partners of the operating partnerships. These non-cash transactions were valued at approximately $1,735, $15,844 and $66 for the years ended December 31, 2010, 2009 and 2008, respectively, based on the market closing price on the day of the transactions.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

In connection with the property disposition of 1325-1375 McCandless Drive in 2010, the Company received a promissory note from the buyer in the amount of $7,123 with an interest rate of 3.00% per annum. The principal amount of the note, together with accrued interest, will be due and payable on October 30, 2011.

In connection with a property acquisition from the Berg Group in 2008, the Company issued a short-term promissory note for approximately $19,068. The interest rate on the note was LIBOR plus 2.00%. For the year ended December 31, 2008, interest expense incurred in connection with this short-term note was approximately $248. The Company fully repaid the balance and interest due as of December 31, 2008.

16.	COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business.  The Company is currently involved in the following legal proceedings, and does not believe the ultimate outcome of any of these proceedings will have a material adverse effect on its financial condition or operating results.

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while a related case in Maryland was pending, the Company filed a suit against Republic Properties Corporation (“RPC”) in the Superior Court of the State of California for the County of Santa Clara, Case No.  CV 796249. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the superior court to reinstate the case, which the court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions. On September 17, 2009, the superior court issued a final decision and entry of judgment that concluded RPC is a partner in the Hellyer LP and is entitled to distribution of profits of the Hellyer LP in accordance with its percentage interest together with pre-judgment interest on each distribution from the date it was due and payable in the total amount of approximately $6,625, plus pre-judgment interest of 10% through September 3, 2009 of $2,692, for a total of approximately $9,317. The Company filed an appeal following the court’s issuance of a final decision and entry of judgment. On October 5, 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $13,975, of which approximately $4,658, or 50% of $9,317, was a deposit to appeal the court’s final decision. The additional $4,658 appeal deposit is refundable regardless of the outcome of the appeal process. Pending the outcome of the appeal, the Company has accrued in the aggregate of approximately $3,935 in interest on the amount of past distributions that would be payable to RPC by Hellyer LP based on the judgment determined at the legal rate of interest of 10%. In addition, the Company has accrued approximately $1,021 in interest receivable due from Berg & Berg Enterprises, Inc. because past distributions with respect to RPC’s interest in Hellyer LP were paid to Berg & Berg Enterprises, Inc., which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

Guarantees
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2010.

The Company also enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company.  These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of December 31, 2010.

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

The Company follows the accounting provisions and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2010, 2009 and 2008. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

In 2010, the Company sold one R&D property for a total sales price of approximately $14,123 resulting in a net gain of approximately $6,199.

As of December 31, 2010, there was one property under contract to be sold which would qualify as assets held for sale.

Results of operations for these properties for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Revenues:
Rental income	$37	$55	$148
Tenant reimbursements	48	63	113
Other income	-	-	3
Total operating revenues	85	118	264

Expenses:
Property operating, maintenance and real estate taxes	262	328	320
Depreciation	285	324	329
Total operating expenses	547	652	649

Net loss attributable to discontinued operations	(462)	(534)	(385)
Net gain on disposal of discontinued operations	6,199	-	-
Income (loss) from discontinued operations	$5,737	$(534)	$(385)

18.	ACQUISITION-RELATED INTANGIBLE ASSETS

Amortization expense related to in-place leases of approximately $708, $637 and $600 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

Details of real estate related intangible assets at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(dollars in thousands)
Amortizable intangible assets:
In-place leases	$3,240	$3,240
Accumulated amortization	(2,687)	(1,978)
Net real estate related intangible assets	$553	$1,262

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

The estimated aggregate amortization expense for the real estate related intangible assets for the remaining fiscal years is as follows:

Year	Estimated In-place Lease Amortization (expense)
(dollars in thousands)
2011	$292
2012	224
2013	37
Total	$553

19.	FAIR VALUE OF RESTRICTED INVESTMENT IN MARKETABLE SECURITIES

In accordance with the accounting provisions for certain investments in debt and equity securities, investments in debt and equity “marketable” securities are classified at acquisition, and on subsequent reporting dates, into one of the following categories: (a) Trading Securities - debt and equity securities purchased and held principally for the purpose of selling them in the near future. (b) Available-for-Sale Securities - debt securities not classified as held-to-maturity, and debt and equity securities not classified as trading securities. (c) Held-to-Maturity Debt Securities - those debt securities for which the company has the “positive intent and ability to hold the securities to maturity.”

As of December 31, 2010, the Company had no restricted investment in marketable securities. The Company’s restricted investment in marketable securities on December 31, 2009 was classified as trading securities. The marketable securities are classified as Level 1 of the fair value hierarchy in accordance with the accounting provisions for fair value measurements and disclosures and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source. Unrealized holdings gains and losses (differences between the initial cost and the fair value at the balance sheet date) are included in net income of the current period, and interest and dividend revenue, as well as realized gains and losses on sales, are included in net income of the current period.

The only financial asset or liability recorded at fair value in the Company’s consolidated financial statements is the restricted investment in marketable securities as of December 31, 2009, which was funded by the Company’s restricted cash through its VIE. The restricted marketable securities are an investment of a real estate investment trust company traded on the New York Stock Exchange Euronext. The Company determined the fair value for the marketable securities using quoted prices in active markets for identical securities (Level 1 – see Note 2 under New Accounting Pronouncements).

In the second quarter of 2010, the Company sold all of its restricted investment in marketable securities for a net total of approximately $15,913. The Company realized a net cash gain of approximately $9,601, which included approximately $298 in cash dividends received during the holding period. For the year ended December 31, 2010, the Company recorded net realized and unrealized gain of approximately $4,067.

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

20.	INCOME TAXES

In accordance with ASC Topic 740 "Income Taxes," the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that result in a material impact on the Company's financial position or results of operation. The Company recognizes the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities. The prior three years' income tax returns are subject to review by the Internal Revenue Service. The Company will recognize potential interest and penalties related to uncertain tax positions, if any, as a component of the provision for income taxes.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

21.	SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2010 (1) is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Unaudited)
	(dollars in thousands)
Rental income	$20,803	$20,659	$20,596	$19,657
Operating income	$13,434	$12,903	$10,911	$10,094
Net income	$10,267	$10,160	$5,605	$4,725
Net income available to common stockholders	$2,458	$2,460	$1,370	$2,185
Per share data:
Basic net income per share	$0.11	$0.11	$0.06	$0.10
Diluted net income per share	$0.11	$0.11	$0.06	$0.10
Weighted average shares of common stock (basic)	21,881,189	21,957,654	21,976,679	22,076,694
Weighted average shares of common stock (diluted)	22,056,805	22,123,527	22,109,391	22,198,946

Quarterly financial information for the year ended December 31, 2009 (1) is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Unaudited)
	(dollars in thousands)
Rental income	$20,634	$20,413	$20,431	$20,988
Operating income	$13,454	$10,950	$12,147	$14,684
Net income	$5,740	$7,327	$11,395	$10,521
Net income available to common stockholders	$1,432	$1,785	$2,766	$2,409
Per share data:
Basic net income per share	$0.07	$0.08	$0.13	$0.11
Diluted net income per share	$0.07	$0.08	$0.13	$0.11
Weighted average shares of common stock (basic)	21,614,878	21,766,343	21,770,211	21,793,037
Weighted average shares of common stock (diluted)	21,770,489	21,899,906	21,902,387	21,979,442

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding differences.

22.	SUBSEQUENT EVENTS

On January 6, 2011, the Company paid dividends of $0.15 per share of common stock to all common stockholders of record as of December 31, 2010. On the same date, the operating partnerships paid a distribution of $0.15 per O.P. Unit to all O.P. Unit holders. Aggregate dividends and distributions amounted to approximately $15,793.

On March 14, 2011, the Company's board of directors approved our recommendation to decrease the quarterly dividend payment rate to common stockholders and O.P. Unit holders from $0.15 to $0.13 per share effective the first quarter of 2011.

INTENTIONALLY BLANK

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2010
(dollars in thousands)
				Initial Cost			Total Cost
Property Name	City		December 31, 2010 Encumbrances	Land	Buildings and Improvements	Cost Subsequent to Construction/ Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation & Amortization	Date of Acquisition	Depreciable Life
5300-5350 Hellyer Avenue	San Jose	C	$7,721	$5,742	$11,442		$5,742	$11,442	$17,184	$3,039	05/00	M
10401-10411 Bubb Road	Cupertino	A		633	3,078		633	3,078	3,711	963	07/98	M
45365 Northport Loop	Fremont			2,447	5,711	$11	2,447	5,722	8,169	1,475	10/00	M
45738 Northport Loop	Fremont	F		891	4,338	5	891	4,343	5,234	1,360	07/98	M
4050 Starboard Drive	Fremont	F		1,329	6,467	8	1,329	6,475	7,804	2,025	07/98	M
3501 W. Warren Ave/Fremont Blvd	Fremont			1,866	9,082	1,366	1,866	10,448	12,314	4,166	07/98	M
48800 Milmont Blvd	Fremont			1,013	4,932		1,013	4,932	5,945	1,543	07/98	M
4750 Patrick Henry Drive	Santa Clara	H		1,604	7,805	405	1,604	8,210	9,814	2,855	07/98	M
3520 Bassett Street	Santa Clara	D		1,104	5,371		1,104	5,371	6,475	1,679	07/98	M
3530 Bassett Street	Santa Clara	B,D		849	4,133		849	4,133	4,982	1,293	07/98	M
5850-5870 Hellyer Avenue	San Jose	F		2,787	6,502	131	2,787	6,633	9,420	2,086	11/98	M
5750 Hellyer Avenue	San Jose	F		3,266	3,354	2,798	3,266	6,152	9,418	2,173	08/01	M
800 Embedded Way	San Jose	L		1,794	-		1,794	-	1,794	-	03/00	-
5500 Hellyer Avenue	San Jose	F		4,735	12,485	1,545	4,735	14,030	18,765	3,534	02/01	M
5550 Hellyer Avenue	San Jose	F		3,261	3,478	3,755	3,261	7,233	10,494	2,659	06/01	M
5400 Hellyer Avenue	San Jose			3,238	5,007	215	3,238	5,222	8,460	1,531	07/00	M
5325 Hellyer Avenue	San Jose	H		4,684	10,230	40	4,684	10,270	14,954	2,606	01/01	M
875 Embedded Way	San Jose	H		4,866	5,822	2,529	4,866	8,351	13,217	2,068	01/02	M
5905-5965 Silver Creek Valley Road	San Jose			8,437	17,316	46	8,437	17,362	25,799	4,124	07/01	M
5905-5965 Silver Creek Valley Road	San Jose			3,438	2,727		3,438	2,727	6,165	631	10/01	M
5845 Hellyer Avenue	San Jose			6,090	5,029		6,090	5,029	11,119	419	09/07	M
855 Embedded Way	San Jose			3,289	6,521	60	3,289	6,581	9,870	1,640	05/01	M
1065-1105 La Avenida Street	Mountain View			46,832	109,275	65	46,832	109,340	156,172	32,116	04/99	M
1040-1050 La Avenida Street	Mountain View			3,653	200		3,653	200	3,853	100	01/10	M
1875 Charleston Road	Mountain View	N		-	2,615		-	2,615	2,615	967	04/06	M
1750 Automation Parkway	San Jose	G		4,789	11,174	315	4,789	11,489	16,278	3,303	07/99	M
1756 Automation Parkway	San Jose	G		4,378	10,216	704	4,378	10,920	15,298	3,083	01/00	M
1762 Automation Parkway	San Jose	G		4,804	12,224	1,332	4,804	13,556	18,360	3,947	04/00	M
1768 Automation Parkway	San Jose	H		8,195	19,121	218	8,195	19,339	27,534	5,039	12/00	M
255 Caspian Drive	Sunnyvale	F		3,491	7,160	1,658	3,491	8,818	12,309	2,849	04/00	M
245 Caspian Drive	Sunnyvale			5,894	-		5,894	-	5,894	-	04/01	-
5981 Optical Court	San Jose	F		4,054	14,938	298	4,054	15,236	19,290	2,634	01/08	M
5970 Optical Court	San Jose	F		2,758	8,395		2,758	8,395	11,153	1,469	12/03	M
5900 Optical Court	San Jose			3,634	12,677	83	3,634	12,760	16,394	2,777	07/02	M
2630 Orchard Parkway	San Jose			2,932	5,863	22	2,932	5,885	8,817	1,317	03/02	M
2610 Orchard Parkway	San Jose	K		2,615	5,231		2,615	5,231	7,846	1,156	03/02	M
55 West Trimble Road	San Jose	K		4,435	8,869		4,435	8,869	13,304	1,959	03/02	M
2001 Walsh Avenue	Santa Clara	E,G,J		4,610	3,887		4,610	3,887	8,497	758	04/03	M
2880 Scott Blvd	Santa Clara	E,H,J		14,501	22,555	471	14,501	23,026	37,527	4,522	04/03	M
2890 Scott Blvd	Santa Clara	E,H,J		3,081	9,696	25	3,081	9,721	12,802	1,894	04/03	M
2770-2800 Scott Blvd	Santa Clara	E,H		7,138	7,075	170	7,138	7,245	14,383	1,502	04/03	M
2300 Central Expressway	Santa Clara	E,G,J		2,390	2,459	50	2,390	2,509	4,899	494	04/03	M
2220 Central Expressway	Santa Clara	E,G,J		3,305	3,427	816	3,305	4,243	7,548	1,242	04/03	M
2330 Central Expressway	Santa Clara	E,G		3,673	3,932	1,062	3,673	4,994	8,667	1,506	04/03	M
233 South Hillview Drive	Milpitas	F,O		3,335	10,076		3,335	10,076	13,411	2,358	03/06	M
2251 Lawson Lane	Santa Clara			1,952	9,498	622	1,952	10,120	12,072	3,227	07/98	M
1230 East Arques	Sunnyvale	F		540	2,628	39	540	2,667	3,207	864	07/98	M
1250 East Arques	Sunnyvale	F		1,335	6,499		1,335	6,499	7,834	2,032	07/98	M
20400 Mariani Avenue	Cupertino			1,670	8,125	946	1,670	9,071	10,741	3,176	07/98	M
10500 De Anza Blvd	Cupertino			7,666	37,304		7,666	37,304	44,970	11,661	07/98	M
20605-20705 Valley Green Drive	Cupertino	G		3,490	16,984		3,490	16,984	20,474	5,311	07/98	M
10300 Bubb Road	Cupertino	F		635	3,090		635	3,090	3,725	967	07/98	M
10440 Bubb Road	Cupertino			434	2,112	114	434	2,226	2,660	777	07/98	M
10460 Bubb Road	Cupertino	H		994	4,838	1,279	994	6,117	7,111	2,049	07/98	M
1135 Kern Avenue	Sunnyvale			407	1,982		407	1,982	2,389	623	07/98	M
450 National Avenue	Mountain View			611	2,973	95	611	3,068	3,679	992	07/98	M
3301 Olcott Street	Santa Clara	F		1,846	8,984	1,875	1,846	10,859	12,705	2,901	07/98	M
2800 Bayview Avenue	Fremont			1,070	5,205	60	1,070	5,265	6,335	1,689	07/98	M
5521 Hellyer Avenue	San Jose			4,534	9,650	112	4,534	9,762	14,296	1,768	02/05	M

				Initial Cost			Total Cost
Property Name	City		December 31, 2010 Encumbrances	Land	Buildings and Improvements	Cost Subsequent to Construction/ Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation & Amortization	Date of Acquisition	Depreciable Life
6850 Santa Teresa Blvd	San Jose	H		377	1,836	819	377	2,655	3,032	1,073	07/98	M
6810 Santa Teresa Blvd	San Jose	H		2,567	5,991	772	2,567	6,763	9,330	2,350	03/99	M
140-160 Great Oaks Blvd	San Jose			1,402	6,822	754	1,402	7,576	8,978	2,641	07/98	M
6541 Via del Oro/6385 San Ignacio	San Jose	G		1,039	5,057	163	1,039	5,220	6,259	1,671	07/98	M
6311-6351 San Ignacio Avenue	San Jose	F		6,246	30,396	170	6,246	30,566	36,812	9,675	07/98	M
6320-6360 San Ignacio Avenue	San Jose	G		2,616	12,732	439	2,616	13,171	15,787	4,219	07/98	M
75 E. Trimble Road/2610 N. First St	San Jose			3,477	16,919	516	3,477	17,435	20,912	5,378	07/98	M
2904 Orchard Parkway	San Jose	F,P		4,704	11,992		4,704	11,992	16,696	1,405	02/08	M
3236 Scott Blvd	Santa Clara	F		1,234	6,005		1,234	6,005	7,239	1,879	07/98	M
1212 Bordeaux Lane	Sunnyvale	F		2,250	10,948		2,250	10,948	13,198	3,424	07/98	M
1350-1810 McCandless Drive	Milpitas			12,259	57,770	1,306	12,259	59,076	71,335	18,947	07/98	M
1600 Memorex Drive	Santa Clara	I		1,221	5,940	11	1,221	5,951	7,172	1,844	07/98	M
1688 Richard Avenue	Santa Clara	I		1,248	2,913	6	1,248	2,919	4,167	915	09/98	M
1700 Richard Avenue	Santa Clara	I		1,727	4,030		1,727	4,030	5,757	1,154	08/99	M
Morgan Hill Land	Morgan Hill			25,543	-		25,543	-	25,543	-	03/07	-
Morgan Hill Land	Morgan Hill			2,297	-		2,297	-	2,297	-	04/07	-
300 Montague Expressway	Milpitas			2,609	2,499		2,609	2,499	5,108	229	04/07	M
337 Trade Zone Blvd	Milpitas			2,264	2,168		2,264	2,168	4,432	199	04/07	M
324-368 Montague Expressway	Milpitas			2,968	2,843		2,968	2,843	5,811	261	04/07	M
3506-3510 Bassett Street	Santa Clara	D		943	4,591	182	943	4,773	5,716	1,579	07/98	M
3540-3544 Bassett Street	Santa Clara	F,D		1,565	7,616	261	1,565	7,877	9,442	2,483	07/98	M
3550 Bassett Street	Santa Clara	F,D		1,079	5,251	33	1,079	5,284	6,363	1,678	07/98	M
3560 Bassett Street	Santa Clara	F,D		1,075	5,233	8	1,075	5,241	6,316	1,646	07/98	M
3570-3580 Bassett Street	Santa Clara	F,D		1,075	5,233		1,075	5,233	6,308	1,638	07/98	M
Hartford Loans		F	148,003
Northwestern Mutual Life Insurance Company		G	73,357
Allianz Loans		H	124,410
Heritage Bank of Commerce Line of Credit		I	-
Total (Q)			$353,491	$322,829	$766,552	$30,785	$322,829	$797,337	$1,120,166	$225,186

Property Held For Sale:
1425-1455 McCandless Drive	Milpitas			$752	$3,674		$752	$3,674	$4,426	$1,159	07/98	M

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
(F) Encumbered by the $148,003 Hartford loans - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $73,357 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $124,410 Allianz loans - full amount of loan shown at the bottom of the schedule.
(I) Encumbered by the $0 Heritage Bank of Commerce Line of Credit loan - full amount of loan shown at the bottom of the schedule.
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
(Q) These real estate and accumulated depreciation totals are inclusive of a property held for sale.

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2009
(dollars in thousands)
				Initial Cost			Total Cost
Property Name	City		December 31, 2009 Encumbrances	Land	Buildings and Improvements	Cost Subsequent to Construction/ Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation & Amortization	Date of Acquisition	Depreciable Life
5300-5350 Hellyer Avenue	San Jose	C	$8,261	$5,742	$11,442		$5,742	$11,442	$17,184	$2,753	5/00	M
10401-10411 Bubb Road	Cupertino	A		633	3,078		633	3,078	3,711	887	7/98	M
45365 Northport Loop	Fremont			2,447	5,711	$11	2,447	5,722	8,169	1,332	10/00	M
45738 Northport Loop	Fremont	F		891	4,338	5	891	4,343	5,234	1,251	7/98	M
4050 Starboard Drive	Fremont	F		1,329	6,467	8	1,329	6,475	7,804	1,864	7/98	M
3501 W. Warren Ave/Fremont Blvd	Fremont			1,866	9,082	1,382	1,866	10,464	12,330	3,917	7/98	M
48800 Milmont Blvd	Fremont			1,013	4,932		1,013	4,932	5,945	1,419	7/98	M
4750 Patrick Henry Drive	Santa Clara	H		1,604	7,805	405	1,604	8,210	9,814	2,660	7/98	M
3520 Bassett Street	Santa Clara	D		1,104	5,371		1,104	5,371	6,475	1,545	7/98	M
3530 Bassett Street	Santa Clara	B,D		849	4,133		849	4,133	4,982	1,190	7/98	M
5850-5870 Hellyer Avenue	San Jose			2,787	6,502	131	2,787	6,633	9,420	1,900	11/98	M
5750 Hellyer Avenue	San Jose			3,266	3,354	2,798	3,266	6,152	9,418	1,742	8/01	M
800 Embedded Way	San Jose	L		1,794	-		1,794	-	1,794	-	3/00	-
5500 Hellyer Avenue	San Jose	F		4,735	12,485	1,545	4,735	14,030	18,765	3,024	2/01	M
5550 Hellyer Avenue	San Jose	F		3,261	3,478	3,755	3,261	7,233	10,494	1,812	6/01	M
5400 Hellyer Avenue	San Jose			3,238	5,007	215	3,238	5,222	8,460	1,406	7/00	M
5325 Hellyer Avenue	San Jose	H		4,684	10,230	40	4,684	10,270	14,954	2,350	1/01	M
875 Embedded Way	San Jose	H		4,866	5,822	2,529	4,866	8,351	13,217	1,607	1/02	M
5905-5965 Silver Creek Valley Road	San Jose			8,437	17,316	46	8,437	17,362	25,799	3,682	7/01	M
5905-5965 Silver Creek Valley Road	San Jose			3,438	2,727		3,438	2,727	6,165	562	10/01	M
5845 Hellyer Avenue	San Jose			6,090	5,029		6,090	5,029	11,119	290	9/07	M
855 Embedded Way	San Jose			3,289	6,521	60	3,289	6,581	9,870	1,480	5/01	M
1065-1105 La Avenida Street	Mountain View			46,832	109,275	65	46,832	109,340	156,172	29,383	4/99	M
1875 Charleston Road	Mountain View	N		-	2,615		-	2,615	2,615	707	4/06	M
1750 Automation Parkway	San Jose	G		4,789	11,174	315	4,789	11,489	16,278	3,016	7/99	M
1756 Automation Parkway	San Jose	G		4,378	10,216	704	4,378	10,920	15,298	2,759	1/00	M
1762 Automation Parkway	San Jose	G		4,804	12,224	1,332	4,804	13,556	18,360	3,454	4/00	M
1768 Automation Parkway	San Jose	H		8,195	19,121	218	8,195	19,339	27,534	4,525	12/00	M
255 Caspian Drive	Sunnyvale			3,491	7,160	1,658	3,491	8,818	12,309	2,546	4/00	M
245 Caspian Drive	Sunnyvale			5,894	-		5,894	-	5,894	-	4/01	-
5981 Optical Court	San Jose	F		4,054	14,938	298	4,054	15,236	19,290	1,754	1/08	M
5970 Optical Court	San Jose			2,758	8,395		2,758	8,395	11,153	1,259	12/03	M
5900 Optical Court	San Jose			3,634	12,677	83	3,634	12,760	16,394	2,460	7/02	M
2630 Orchard Parkway	San Jose			2,932	5,863	22	2,932	5,885	8,817	1,170	3/02	M
2610 Orchard Parkway	San Jose	K		2,615	5,231		2,615	5,231	7,846	1,025	3/02	M
55 West Trimble Road	San Jose	K		4,435	8,869		4,435	8,869	13,304	1,738	3/02	M
2001 Walsh Avenue	Santa Clara	E,G,J		4,610	3,887		4,610	3,887	8,497	661	4/03	M
2880 Scott Blvd	Santa Clara	E,H,J		14,501	22,555	471	14,501	23,026	37,527	3,911	4/03	M
2890 Scott Blvd	Santa Clara	E,H,J		3,081	9,696	25	3,081	9,721	12,802	1,648	4/03	M
2770-2800 Scott Blvd	Santa Clara	E,H		7,138	7,075	170	7,138	7,245	14,383	1,295	4/03	M
2300 Central Expressway	Santa Clara	E,G,J		2,390	2,459	50	2,390	2,509	4,899	423	4/03	M
2220 Central Expressway	Santa Clara	E,G,J		3,305	3,427	816	3,305	4,243	7,548	1,040	4/03	M
2330 Central Expressway	Santa Clara	E,G		3,673	3,932	692	3,673	4,624	8,297	1,340	4/03	M
233 South Hillview Drive	Milpitas	F,O		3,335	10,076		3,335	10,076	13,411	1,869	3/06	M
2251 Lawson Lane	Santa Clara			1,952	9,498	622	1,952	10,120	12,072	2,865	7/98	M
1230 East Arques	Sunnyvale	F		540	2,628	39	540	2,667	3,207	799	7/98	M
1250 East Arques	Sunnyvale	F		1,335	6,499		1,335	6,499	7,834	1,869	7/98	M
20400 Mariani Avenue	Cupertino			1,670	8,125	946	1,670	9,071	10,741	2,790	7/98	M
10500 De Anza Blvd	Cupertino			7,666	37,304		7,666	37,304	44,970	10,729	7/98	M
20605-20705 Valley Green Drive	Cupertino	G		3,490	16,984		3,490	16,984	20,474	4,886	7/98	M
10300 Bubb Road	Cupertino	F		635	3,090		635	3,090	3,725	890	7/98	M
10440 Bubb Road	Cupertino			434	2,112	114	434	2,226	2,660	715	7/98	M
10460 Bubb Road	Cupertino	H		994	4,838	1,279	994	6,117	7,111	1,899	7/98	M
1135 Kern Avenue	Sunnyvale			407	1,982		407	1,982	2,389	573	7/98	M
450 National Avenue	Mountain View			611	2,973	72	611	3,045	3,656	910	7/98	M
3301 Olcott Street	Santa Clara			1,846	8,984	37	1,846	9,021	10,867	2,608	7/98	M
2800 Bayview Avenue	Fremont			1,070	5,205	60	1,070	5,265	6,335	1,558	7/98	M
5521 Hellyer Avenue	San Jose			4,534	9,650		4,534	9,650	14,184	1,465	2/05	M
6850 Santa Teresa Blvd	San Jose	H		377	1,836	819	377	2,655	3,032	1,004	7/98	M

				Initial Cost			Total Cost
Property Name	City		December 31, 2009 Encumbrances	Land	Buildings and Improvements	Cost Subsequent to Construction/ Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation & Amortization	Date of Acquisition	Depreciable Life
6810 Santa Teresa Blvd	San Jose	H		2,567	5,991	772	2,567	6,763	9,330	2,067	3/99	M
140-160 Great Oaks Blvd	San Jose			1,402	6,822	754	1,402	7,576	8,978	2,437	7/98	M
6541 Via del Oro/6385 San Ignacio	San Jose	G		1,039	5,057	81	1,039	5,138	6,177	1,520	7/98	M
6311-6351 San Ignacio Avenue	San Jose	F		6,246	30,396	170	6,246	30,566	36,812	8,910	7/98	M
6320-6360 San Ignacio Avenue	San Jose	G		2,616	12,732	439	2,616	13,171	15,787	3,887	7/98	M
75 E. Trimble Road/2610 N. First St	San Jose			3,477	16,919	85	3,477	17,004	20,481	4,955	7/98	M
2904 Orchard Parkway	San Jose	F,P		4,704	11,992		4,704	11,992	16,696	909	2/08	M
3236 Scott Blvd	Santa Clara	F		1,234	6,005		1,234	6,005	7,239	1,728	7/98	M
1212 Bordeaux Lane	Sunnyvale	F		2,250	10,948		2,250	10,948	13,198	3,150	7/98	M
1325-1810 McCandless Drive	Milpitas			13,994	66,213	1,455	13,994	67,668	81,662	19,988	7/98	M
1600 Memorex Drive	Santa Clara	I		1,221	5,940	11	1,221	5,951	7,172	1,696	7/98	M
1688 Richard Avenue	Santa Clara	I		1,248	2,913	6	1,248	2,919	4,167	843	9/98	M
1700 Richard Avenue	Santa Clara	I		1,727	4,030		1,727	4,030	5,757	1,053	8/99	M
Morgan Hill Land	Morgan Hill			25,543	-		25,543	-	25,543	-	3/07	-
Morgan Hill Land	Morgan Hill			2,297	-		2,297	-	2,297	-	4/07	-
300 Montague Expressway	Milpitas			2,609	2,499		2,609	2,499	5,108	167	4/07	M
337 Trade Zone Blvd	Milpitas			2,264	2,168		2,264	2,168	4,432	145	4/07	M
324-368 Montague Expressway	Milpitas			2,968	2,843		2,968	2,843	5,811	190	4/07	M
3506-3510 Bassett Street	Santa Clara	D		943	4,591	182	943	4,773	5,716	1,450	7/98	M
3540-3544 Bassett Street	Santa Clara	F,D		1,565	7,616	261	1,565	7,877	9,442	2,274	7/98	M
3550 Bassett Street	Santa Clara	F,D		1,079	5,251	33	1,079	5,284	6,363	1,546	7/98	M
3560 Bassett Street	Santa Clara	F,D		1,075	5,233	8	1,075	5,241	6,316	1,515	7/98	M
3570-3580 Bassett Street	Santa Clara	F,D		1,075	5,233		1,075	5,233	6,308	1,507	7/98	M
Hartford Loan		F	111,485
Northwestern Mutual Life Insurance Company		G	77,444
Allianz Life Insurance Company		H	129,889
Heritage Bank of Commerce Line of Credit		I	14,466
Total			$341,545	$320,911	$774,795	$28,094	$320,911	$802,889	$1,123,800	$204,153

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
(H) Encumbered by the $129,889 Allianz loans - full amount of loan shown at the bottom of the schedule.
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

MISSION WEST PROPERTIES, INC.
NOTE TO SCHEDULE III
December 31, 2010, 2009 and 2008
(dollars in thousands)

1. Reconciliation of real estate and accumulated depreciation and amortization (a):

	2010	2009	2008
Investments in properties:
Balance at beginning of year	$1,123,800	$1,123,622	$1,078,936
Additions	6,693	178	42,157
Dispositions	(10,327)	-	-
Reclassification	-	-	2,529
Balance at end of year	$1,120,166	$1,123,800	$1,123,622

Accumulated depreciation and amortization:
Balance at beginning of year	$204,153	$180,043	$156,819
Additions	23,751	24,110	23,224
Dispositions	(2,718)	-	-
Balance at end of year	$225,186	$204,153	$180,043

Net investments in properties	$894,980	$919,647	$943,579

(a) The year 2010 amounts are inclusive of a property held for sale.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that as of December 31, 2010 our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of Mission West Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Mission West Properties, Inc.’s internal control over financial reporting as of December 31, 2010. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Mission West Properties, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment, management determined that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

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

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included under Item 8, above.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the sections titled “Management - Directors and Executive Officers,” “Corporate Governance” and “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with respect to the 2011 annual stockholders’ meeting.

We have adopted a Code of Business Conduct and Ethics for Employees, Executive Officers and Directors that applies to all of our employees and directors. We have posted this Code of Business Conduct and Ethics on the Company’s website at www.missionwest.com.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from the section titled “Executive Compensation” in the Company’s definitive proxy statement to be filed with respect to the 2011 annual stockholders’ meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the sections titled “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive proxy statement to be filed with respect to the 2011 annual stockholders’ meeting.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive proxy statement to be filed with respect to the 2011 annual stockholders’ meeting.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the sections titled “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed with respect to the 2011 annual stockholders’ meeting.

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

2.	Schedule III - Real Estate and Accumulated Depreciation and Amortization as of December 31, 2010 and 2009, which can be found on pages 74 and 76, respectively.

3.	The exhibits listed on the Exhibit Index either are filed with this Annual Report on Form 10-K or have been filed previously with the SEC and are incorporated by reference to those prior filings.

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

MISSION WEST PROPERTIES, INC.

Date: March 16, 2011	By: /s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2011	By: /s/ Wayne N. Pham
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

Signature	Title	Date
/s/ Carl E. Berg	Chairman of the Board, Chief Executive Officer and Director	March 16, 2011
Carl E. Berg
/s/ William A. Hasler	Director	March 16, 2011
William A. Hasler
/s/ Lawrence B. Helzel	Director	March 16, 2011
Lawrence B. Helzel
/s/ Raymond V. Marino	President, Chief Operating Officer and Director	March 16, 2011
Raymond V. Marino
/s/ Martin S. Roher	Director	March 16, 2011
Martin S. Roher

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

3.2.1	Articles of Amendment and Restatement of Mission West Properties, Inc. (1)
3.2.2	Amended and Restated Bylaws of Mission West Properties, Inc. as of December 18, 2007 (1a)
4.1	Description of Capital Stock (2)
4.1.1	Specimen Common Stock certificate (2)
10.1.1	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. (2b)
10.1.2	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I (2b)
10.1.3	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II (2b)
10.1.4	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III (2b)
10.2	Exchange Rights Agreement between Mission West Properties and the Limited Partners (2b)
10.4.1	Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg Group (as defined therein) (1)
10.4.2	Amendment of Acquisition Agreement, dated as of July 1, 1998 (1)
10.4.3	Form of Partnership Interest Purchase Demand Note (1)
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

10.5.3	Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4, 1998 Stock Purchase Agreements (3)
10.6	Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the Berg Group (2b)
10.7	Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group (2b)
10.8	Berg & Berg Enterprises, Inc. Sublease Agreement (1)
10.12	Lease Agreement with Apple Computer, Inc. (4a)
10.14	Lease Agreement with Amdahl Corporation (4b)
10.15	Hartford Fixed Rate Term Loan Agreement (5)
10.15.1	Hartford Life Insurance Company Promissory Note (5)
10.15.2	Hartford Life and Annuity Insurance Company Promissory Note (5)
10.15.3	Hartford Life and Accident Insurance Company Promissory Note (5)
10.15.4	Hartford-Mission West Properties, L.P. (Santa Clara) Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.5	Hartford-Mission West Properties, L.P. (Alameda) Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.6	Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.7	Hartford-Mission West Properties, L.P. II Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.8	Hartford-Mission West Properties, L.P. III Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.9	Hartford Carveout Indemnity Agreement (5)
10.15.10	Hartford Environmental Indemnity Agreement (5)
10.16	Hartford Fixed Rate Term Loan Agreement II (23)
10.16.1	Hartford Life Insurance Company Promissory Note II (23)
10.16.2	Hartford Life and Accident Insurance Company Promissory Note II (23)
10.16.3	Hartford-Mission West Properties, L.P. Deed of Trust, Security Agreement and Fixture Filing II (23)
10.16.4	Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing II (23)
10.16.5	Hartford Carveout Indemnity Agreement II (23)
10.16.6	Hartford Environmental Indemnity Agreement II (23)
10.19	Waiver Agreement (6)
10.20	Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and Paul McCarthy (7)
10.21	Lease Agreement with Microsoft Corporation, dated July 25, 1998 (8)
10.21.1	Lease Agreement with Microsoft Corporation, dated December 23, 2004 (8a)
10.22	Contribution Agreement (8)
10.26	Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg (9)
10.27	Berg Group Revolving Credit – $100,000,000 Secured Promissory Note (10) (Terminated)
10.27.1	Third Amendment to Berg Group $100,000,000 Revolving Line of Credit (11) (Terminated)

10.28		Berg Group Deed of Trust Securing Revolving Promissory Note (12)
10.29		Berg Group Promissory Note, dated October 8, 2009 (20) (Terminated)
10.29.1		Berg Group Promissory Note, dated January 7, 2010 (21) (Terminated)
10.29.2		Berg Group Promissory Note, dated April 8, 2010 (21) (Terminated)
10.29.3		Berg Group Promissory Note, dated July 8, 2010 (22) (Terminated)
10.30		Mission West Properties, L.P. Continuing Guaranty (13)
10.31		Mission West Properties, L.P. II Continuing Guaranty (13)
10.32		Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.32.1		Mission West Properties, L.P. First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.33		Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.33.1		Mission West Properties, L.P. I First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.34		Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.34.1		Mission West Properties, L.P. II First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.35		Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
10.36		Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
10.36.1		Mission West Properties, L.P. First Amendment to Deed of Trust and Security Agreement (18)
10.37		Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
10.38		Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
10.38.1		Mission West Properties, L.P. I First Amendment to Deed of Trust and Security Agreement (18)
10.39		Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
10.40		Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
10.40.1		Mission West Properties, L.P. II First Amendment to Deed of Trust and Security Agreement (18)
10.41		Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
10.42		Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
10.43		Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
10.44		Mission West Properties L.P., L.P. I and L.P. II First Amendment to Contribution and Reimbursement Agreement (18)
10.46	*	2004 Equity Incentive Plan (14)
10.47		Allianz Loan Secured Installment Note (15)
10.48		Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(15)
10.49		Allianz Loan Limited Guaranty (15)
10.50	*	Form of Non-statutory Stock Option Agreement with Dividend Rights under 2004 Equity Incentive Plan (15)
10.51		Allianz Loan II Secured Installment Note (16)
10.52		Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents (16)
10.53		Allianz Loan II Limited Guaranty (16)
10.54		Allianz Loan II Loan Modification Agreement (16)
10.55		Allianz Loan II Loan Modification Agreement and Amendment of Deed of Trust (18)
10.56		Heritage Bank of Commerce Revolving Credit Loan Agreement (19)
10.56.1		Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated April 17, 2008 (19)
10.56.2		Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated June 5, 2009 (19)
10.56.3		Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated August 20, 2009 (20)
10.56.4		Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated October 13, 2009 (20)
10.57		M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 14, 2009 (19) (Terminated)
10.58		M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 21, 2009 (19) (Terminated)
10.59		M&M Real Estate Control & Restructuring, LLC Promissory Note, dated July 1, 2009 (19) (Terminated)
10.60		M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 2, 2009 (20) (Terminated)
10.61		M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 23, 2009 (20) (Terminated)
21.1		Subsidiaries of the Registrant (17)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Powers of Attorney (included on the signature page hereto)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of Chief Operating Officer pursuant to Rule 13a-14(a)
31.3		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)
Incorporated herein by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-4/A filed on July 20, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835-99).

(1a )	Incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed on December 20, 2007 (Commission File No. 000-25235).
(2)	Incorporated herein by reference to the registration statement on Form 8-A/A filed on March 21, 2008 (Commission File No. 001-34000).
(2a )	Incorporated herein by reference to the same numbered exhibit to the registration statement on Form 8-A/A filed on March 21, 2008 (Commission File No. 001-34000).
(2b )
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

(4a )
Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A filed on June 17, 1998 and declared effective on November 23, 1998 (Commission File No. 333-52835).

(4b )
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

(7)	Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999 (Commission File No. 000-25235).
(8)	Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).
(8a )	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005 (Commission File No. 000-25235).
(9)	Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11/A filed on June 15, 1999 (Commission File No. 333-80203).
(10)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 13, 2001 (Commission File No. 000-25235).
(11)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 12, 2003 (Commission File No. 000-25235).
(12)	Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1999 filed on March 30, 2000 (Commission File No. 000-25235).
(13)	Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2002 filed on March 27, 2003 (Commission File No. 000-25235).
(14)	Incorporated herein by reference to Appendix II to the Company’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004 (Commission File No. 000-25235).
(15)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005 (Commission File No. 000-25235).
(16)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2005 (Commission File No. 000-25235).
(17)	Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999 (Commission File No. 000-25235).
(18)	Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2008 filed on March 16, 2009 (Commission File No. 001-34000).
(19)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 7, 2009 (Commission File No. 001-34000).
(20)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 9, 2009 (Commission File No. 001-34000).
(21)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2010 (Commission File No. 001-34000).
(22)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2010 (Commission File No. 001-34000).
(23)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 9, 2010 (Commission File No. 001-34000).