Form 10-Q
period 2011-03-31
MISSION WEST PROPERTIES INC
filed 2011-05-10
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, there were 22,504,770 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

Part I                 Financial Information

Part II                 Other Information

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	21
Signatures		22

Exhibits

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.3	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
_________
	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Land	$322,076	$322,076
Buildings and improvements	791,350	790,424
Real estate related intangible assets	1,120	3,240
Total investments in properties	1,114,546	1,115,740
Accumulated depreciation and amortization	(227,734)	(224,027)
Assets held for sale, net of accumulated depreciation	3,267	3,267
Net investments in properties	890,079	894,980
Investment in unconsolidated joint venture	3,747	3,830
Net investments in real estate	893,826	898,810
Cash and cash equivalents	2,108	3,988
Restricted cash	6,820	6,892
Deferred rent	17,306	17,941
Other assets, net	40,903	40,653
Total assets	$960,963	$968,284
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$342,182	$345,770
Mortgage note payable (related parties)	7,580	7,721
Interest payable	1,642	1,659
Security deposits	4,415	4,605
Prepaid rent	4,768	6,526
Liability related to assets held for sale	8	-
Dividends and distributions payable	13,832	15,793
Accounts payable and accrued expenses	20,566	16,239
Total liabilities	394,993	398,313

Commitments and contingencies (Note 8)

Equity:
Stockholders’ equity attributable to Mission West Properties, Inc.:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,370,770 and 22,135,770 shares issued and outstanding at March 31, 2011 and December 31, 2010	22	22
Additional paid-in capital	174,186	172,568
Distributions in excess of accumulated earnings	(31,028)	(30,520)
Total stockholders’ equity attributable to Mission West Properties, Inc.	143,180	142,070
Noncontrolling interests in operating partnerships	422,790	427,901
Total equity	565,970	569,971
Total liabilities and equity	$960,963	$968,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)
_________

	Three months ended March 31,
	2011	2010
Operating revenues:
Rental income	$21,777	$20,803
Tenant reimbursements	4,644	4,426
Other income	1,101	658
Total operating revenues	27,522	25,887

Operating expenses:
Property operating, maintenance and real estate taxes	5,859	6,095
General and administrative	521	518
Depreciation and amortization	5,827	5,863
Total operating expenses	12,207	12,476

Operating income	15,315	13,411

Other income (expenses):
Equity in (loss) earnings of unconsolidated joint venture	(8)	76
Interest income	69	50
Unrealized gain from investment	-	1,853
Interest expense	(5,279)	(4,849)
Interest expense – related parties	(146)	(297)
Income from continuing operations	9,951	10,244

Discontinued operations:
Loss from discontinued operations	(15)	(101)
Net income	9,936	10,143

Net income attributable to noncontrolling interests	(7,536)	(7,685)
Net income available to common stockholders	$2,400	$2,458

Net income per common share to common stockholders:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11
Weighted average shares of common stock outstanding (basic)	22,288,103	21,881,189
Weighted average shares of common stock outstanding (diluted)	22,405,276	22,056,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
_________
	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$9,936	$10,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,827	5,921
Unrealized gain from restricted investment in marketable securities	-	(1,853)
Equity in loss (earnings) of unconsolidated joint venture	8	(76)
Distributions from unconsolidated joint venture	75	75
Interest earned on restricted cash	(17)	(1)
Lease termination fee related to restricted cash	10,865	10,381
Stock-based compensation expense	14	5
Changes in operating assets and liabilities, net of liabilities assumed:
Deferred rent	635	237
Other assets	(250)	(356)
Interest payable	(17)	(69)
Security deposits	(190)	23
Prepaid rent	(1,758)	(175)
Accounts payable and accrued expenses	4,335	3,459
Net cash provided by operating activities	29,463	27,714

Cash flows from investing activities:
Improvements to real estate assets	(926)	-
Restricted cash released from escrow	-	100
Purchase of real estate	-	(3,852)
Net cash used in investing activities	(926)	(3,752)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(3,588)	(3,145)
Principal payments on mortgage note payable (related parties)	(141)	(131)
Proceeds from note payable (related parties)	-	29,757
Payments on note payable (related parties)	-	(5,000)
Payments on note payable	(10,776)	(10,381)
Net repayments on revolving line of credit	-	(14,466)
Net proceeds from exercise of stock options	-	31
Distributions paid to noncontrolling interests	(12,592)	(12,439)
Dividends paid to common stockholders	(3,320)	(3,280)
Net cash used in financing activities	(30,417)	(19,054)
Net (decrease) increase in cash and cash equivalents	(1,880)	4,908
Cash and cash equivalents, beginning of period	3,988	986
Cash and cash equivalents, end of period	$2,108	$5,894
Supplemental information:
Cash paid for interest	$5,358	$5,132
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of O.P. units	$1,604	$546

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
(unaudited)

1.	Organization and Formation of the Company

Mission West Properties, Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate company that acquires and manages research and development (“R&D”)/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% of four existing limited partnerships (referred to collectively as the “operating partnerships”) and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998, for financial accounting and reporting purposes. All limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership (“O.P.”) units, which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

On December 30, 1998, the Company was reincorporated under the laws of the State of Maryland through a merger with and into Mission West Properties, Inc. Accordingly, shares of the former company, Mission West Properties, a California corporation (no par), which were outstanding at December 30, 1998, were converted into shares of common stock, $.001 par value per share, on a one-for-one basis.

As of March 31, 2011, the Company owned a controlling general partnership interest of 25.14%, 21.86%, 16.32% and 12.53% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 21.17% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis. The ownership interests which the Company does not own in the operating partnerships are accounted for as noncontrolling interests.

Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2011 and 2010.

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

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2011, their consolidated results of operations for the three months ended March 31, 2011 and 2010, and their cash flows for the three months ended March 31, 2011 and 2010. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, and related footnote disclosures are unaudited. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the entire year.

The December 31, 2010, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 810. As of March 31, 2011, the Company consolidated one VIE in the accompanying condensed consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. See Note 3 to the Condensed Consolidated Financial Statements below for further discussion of this transaction.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At March 31, 2011, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan during the three months ended March 31, 2011.

		Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2010	3,417,641	$8.79
Options granted	-	-
Options exercised	-	-
Balance, March 31, 2011	3,417,641	$8.79

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $14 and $5 of expense for the three months ended March 31, 2011 and 2010, respectively, for share-based compensation relating to grants of stock options.

Noncontrolling Interests
The noncontrolling interest provisions of the Consolidation Topic of the FASB ASC 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. It requires disclosure, on the face of the consolidated statement of operations, of those amounts of consolidated net income and other comprehensive other income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income.

The following table presents a reconciliation of the December 31, 2010 and March 31, 2011, carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2010	$22	$172,568	$(30,520)	$427,901	$569,971
Net income	-	-	2,400	7,536	9,936
Amortization of previously granted share awards	-	14	-	-	14
Conversions of operating partnership units	-	1,604	-	(1,604)	-
Cash dividends and distributions	-	-	(2,908)	(11,043)	(13,951)
Balance, March 31, 2011	$22	$174,186	$(31,028)	$422,790	$565,970

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed consolidated balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of March 31, 2011, these interests accounted for approximately 78.8% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis. The amount of noncontrolling interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average noncontrolling interests’ ownership percentage.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Reclassifications
Certain reclassifications have been made to the previously reported 2010 condensed consolidated financial statements in order to conform to the 2011 presentation.

The following notes highlight significant changes to the notes to the Company’s December 31, 2010, audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed on March 16, 2011.

Subsequent Events
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

In August 2007, one of the Company’s tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M Real Estate”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M Real Estate assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M Real Estate. M&M Real Estate is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which will expire on December 31, 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, received $849 from July 2009 through June 2010, is receiving $881 from July 2010 through June 2011 and will receive $915 from July 2011 through December 2011. Based upon the provisions of the Consolidation Topic of the FASB ASC 810, the Company determined that M&M Real Estate is a VIE. The Company further determined that it is the primary beneficiary of this VIE, and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $46,000 in August 2007.

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

Restricted cash totaled approximately $6,820 on March 31, 2011. The entire amount represents proceeds received from a property sale and interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges.

5.	Stock Transactions

During the three months ended March 31, 2011, one limited partner exchanged a total of 235,000 O.P. units for 235,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $1,604 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

6.	Net Income Per Share

Basic net income available to common stockholders per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income available to common stockholders is calculated by taking total net income and deducting the net income attributable to noncontrolling interests in each of the underlining operating partnerships. Diluted net income available to common stockholders per share is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities using the treasury stock method.

The computation for weighted average shares is detailed below:

	Three Months Ended March 31,
	2011	2010
Weighted average shares outstanding (basic)	22,288,103	21,881,189
Incremental shares from assumed option exercise	117,173	175,616
Weighted average shares outstanding (diluted)	22,405,276	22,056,805

At March 31, 2011, outstanding options to purchase 2,223,500 shares of common stock were excluded from the computation of diluted net income available to common stockholders per share under the treasury stock method for the three months ended March 31, 2011, because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units which are exchangeable at the unit holder’s option, subject to certain restrictions on conversions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation. The total number of O.P. units outstanding at March 31, 2011 and 2010, was 82,915,265 and 83,326,965, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

7.	Related Party Transactions

As of March 31, 2011, the Berg Group owned 75,803,684 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of March 31, 2011, represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of March 31, 2011, debt in the amount of approximately $7,580 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $146 and $157 for the three months ended March 31, 2011 and 2010, respectively.

On September 17, 2009, the Superior Court of the County of Santa Clara of the State of California issued a final decision and entry of judgment in favor of Republic Properties Corporation in the case of Mission West Properties, L.P. v. Republic Properties Corporation. The court’s decision held that Republic Properties Corporation is entitled to retain its partnership interest in the Hellyer Avenue Limited Partnership and all prior unpaid distributions must be paid to Republic Properties Corporation by Mission West Properties L.P., one of the Company’s controlled operating partnerships. Because Republic Properties Corporation’s interest in the Hellyer Avenue Limited Partnership was transferred to Berg & Berg Enterprises, Inc. after the interest was forfeited under the terms of the partnership agreement and past distributions from profits on account of that interest were paid to Berg & Berg Enterprises, Inc., the Company accrued approximately $1,021 in interest receivable in 2009 due from Berg & Berg Enterprises, Inc. with respect to those payments and the balance is still outstanding at March 31, 2011. The interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. See Note 8 to Condensed Consolidated Financial Statements below for details.

During the first three months of 2011 and 2010, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $256 and $273 in rental income for the three months ended March 31, 2011 and 2010, respectively.

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

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for the three months ended March 31, 2011 and 2010.

8.	Commitments and Contingencies

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while a related case in Maryland was pending, the Company filed a suit against Republic Properties Corporation (“RPC”) in the Superior Court of the State of California for the County of Santa Clara, Case No.  CV 796249. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the superior court to reinstate the case, which the court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions. On September 17, 2009, the superior court issued a final decision and entry of judgment that concluded RPC is a partner in the Hellyer Avenue Limited Partnership (“Hellyer LP”) and is entitled to distribution of profits of the Hellyer LP in accordance with its percentage interest together with pre-judgment interest on each distribution from the date it was due and payable in the total amount of approximately $6,625, plus pre-judgment interest of 10% through September 3, 2009 of $2,692, for a total of approximately $9,317. The Company filed an appeal following the court’s issuance of a final decision and entry of judgment. On October 5, 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $13,975, of which approximately $4,658, or 50% of $9,317, was a deposit to appeal the court’s final decision. The additional $4,658 appeal deposit is refundable regardless of the outcome of the appeal process and such amount is included in other assets on the condensed consolidated balance sheets. Pending the outcome of the appeal, the Company has accrued in the aggregate of approximately $4,168 in interest on the amount of past distributions that would be payable to RPC by Hellyer LP based on the judgment determined at the legal rate of interest of 10%. In addition, the Company has accrued approximately $1,021 in interest receivable due from Berg & Berg Enterprises, Inc. because past distributions with respect to RPC’s interest in Hellyer LP were paid to Berg & Berg Enterprises, Inc., which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interests held by the noncontrolling partner (first RPC and then Berg & Berg Enterprises, Inc.). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including Berg & Berg Enterprises, Inc. (“BBE”) prior to payment. BBE's share of earnings allocated to its 50% noncontrolling interest was approximately $254 and $239 in the first three months of 2011 and 2010, respectively. As of March 31, 2011, accumulated cash flow distributions from Hellyer LP totaling approximately $7,620 were accrued and distributed to BBE. If the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE will be required to return all distributions paid to BBE and RPC's former interest in Hellyer LP to RPC. In anticipation of this contingency, since October 2003, the Company has recorded such distributions as an account receivable from BBE, which is included in "Other assets" on the Company's consolidated balance sheets, with an offsetting account payable to BBE.

The Independent Directors Committee of the Board of Directors has exercised the Company’s right to acquire on behalf of the Company the former RPC interest and related distributions from Berg & Berg Enterprises, Inc. under the terms of the Berg Land Holdings Option Agreement between the Company and the Berg Group if the litigation is ultimately decided in favor of the Company.

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of March 31, 2011.

The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of March 31, 2011.

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

9.	Real Estate Asset Held for Sale/Discontinued Operations

The real estate sales provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360 addresses financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the condensed consolidated statements of operations. Prior period condensed consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were under contract to be sold and presented as discontinued operations in 2011. All periods presented in this report will likely require further reclassification in future periods if there are properties held for sale or property sales occur.

As of March 31, 2011, there was one property under contract to be sold or otherwise disposed of which would qualify as assets held for sale and presented as discontinued operations. In the fourth quarter of 2010, the Company sold one R&D property which qualified as discontinued operations. Condensed results of operations for these properties for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
	(unaudited)
Operating revenues:
Rental income	-	$11
Tenant reimbursements	-	14
Total operating revenues	-	25

Operating expenses:
Property operating, maintenance and real estate taxes	$15	68
Depreciation and amortization	-	58
Total operating expenses	15	126

Loss from operations of property held for sale	$(15)	$(101)

10.	Subsequent Events

On March 17, 2011, the Company declared dividends for the first quarter 2011. On April 7, 2011, the Company paid dividends of $0.13 per share of common stock to all common stockholders of record as of March 31, 2011. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all O.P. unit holders. Aggregate dividends and distributions amounted to approximately $13,832.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2010. The results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

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

These risks and uncertainties, together with the other risks described under Part I, Item 1A - “Risk Factors” of our 2010 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2011, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2011, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

Current Economic Environment

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy. According to a recent report by Cassidy Turley Real Estate (the “CT Report”) (formerly Cassidy Turley BT Real Estate), which we consider to be a useful publicly available source of relevant market data, the vacancy rate for Silicon Valley R&D property was approximately 18.7% in late 2010 and 18.0% at the end of the first quarter of 2011. Total vacant R&D square footage in Silicon Valley at the end of the first quarter of 2011 amounted to approximately 26.8 million square feet, of which 15.0%, or 4.02 million square feet, were being offered under subleases. According to the CT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2010 amounted to approximately 0.4 million square feet, and in the first three months of 2011 there was total positive net absorption of approximately 0.9 million square feet. Also according to the CT Report, the average asking market rent per square foot at the end of the first quarter of 2011 was $1.05 per month compared with $1.01 per month in late 2010. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Due to the substantial overhang of vacant R&D properties throughout Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2012.

Our occupancy rate at March 31, 2011, was 68.5% compared with 65.1% at March 31, 2010. We believe that our occupancy rate could decline further if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, excluding 86,000 rentable square feet of month-to-month lease, leases with respect to approximately 442,000 rentable square feet are scheduled to expire during the remainder of 2011 and approximately 791,000 rentable square feet are scheduled to expire in 2012. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. If we fail to re-lease a substantial portion of this square footage, our operating results and cash flows are likely to be affected adversely. We believe that the average 2011 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

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

If we are unable to lease a significant portion of any vacant space or space subject to expiring leases; if we experience significant tenant defaults as a result of the current economic downturn; if we are not able to lease space at or above current market rates; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; or if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties, our results of operations and cash flows will be affected adversely. Furthermore, in this event it is probable that our board of directors will reduce the quarterly dividend on the outstanding common stock and the O.P. units. Our operating results and ability to pay dividends at current levels remain subject to a number of material risks, as indicated under the caption “Forward-Looking Information” above and in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three months ended March 31, 2011, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2010 annual report on Form 10-K.

Results of Operations

Comparison of the three months ended March 31, 2011 with the three months ended March 31, 2010

As of March 31, 2011, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet compared with 112 properties totaling approximately 8.1 million rentable square feet owned by us as of March 31, 2010. The decrease in total rentable square footage was due to the disposition of an R&D property consisting of approximately 78,000 rentable square feet since the first quarter of 2010.

Rental Income from Real Estate Operations
For the quarter ended March 31, 2011, rental income from real estate increased by approximately $1.0 million, or 4.7%, from $20.8 million for the three months ended March 31, 2010, to $21.8 million for the three months ended March 31, 2011. The increase in rental income resulted primarily from a one-time rent adjustment of approximately $1.6 million from a tenant dispute resolution. Our occupancy rate at March 31, 2011, was approximately 68.5%, compared with 65.1% at March 31, 2010.

Other Income
Other income of approximately $1.1 million for the three months ended March 31, 2011, included approximately $0.67 million from an incentive to lessee adjustment, $0.25 million from management fees and $0.18 million from miscellaneous income. Other income of approximately $0.66 million for the three months ended March 31, 2010, included approximately $0.25 million from management fees, $0.38 million from a litigation judgment and $0.02 million from miscellaneous income.

Expenses from Operations and Tenant Reimbursements
Property operating, maintenance and real estate taxes during the first quarter of 2011 decreased by approximately ($0.2) million, or (3.9%), from $6.1 million to $5.9 million for the three months ended March 31, 2010 and 2011, respectively. HVAC repairs and maintenance, roof repairs and other repairs and maintenance expenses decreased in the latest quarter. Tenant reimbursements increased by approximately $0.2 million, or 4.9%, from $4.4 million for the three months ended March 31, 2010, to $4.6 million for the three months ended March 31, 2011. The increase in tenant reimbursements was due to a recovery of underpaid rent from two tenants that vacated properties during the latest quarter. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties.

General and administrative expenses remained relatively the same at approximately $0.5 million for the three months ended March 31, 2011 and 2010.

Real estate depreciation and amortization expense remained relatively the same at approximately $5.8 million for the three months ended March 31, 2011 and 2010.

Equity in Earnings from Unconsolidated Joint Venture
As of March 31, 2011, we held an investment in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2011, we recorded equity in loss from the unconsolidated joint venture of approximately ($8) thousand compared with equity in earnings of $76 thousand for the same period in 2010. The occupancy rate for the property owned by this joint venture at March 31, 2011 and 2010, was 100%.

Interest Income
Interest income increased by approximately $0.02 million, or 38%, from $0.05 million to $0.07 million for the three months ended March 31, 2010 and 2011, respectively.

Unrealized Gain from Investment
Unrealized gain from investment in marketable securities was $0 and approximately $1.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease occurred because we sold all of our investments in marketable securities in 2010.

Interest Expense
Interest expense increased by approximately $0.4 million, or 8.9%, from $4.9 million for the three months ended March 31, 2010, to $5.3 million for the three months ended March 31, 2011. Interest expense (related parties) decreased by approximately ($0.2) million, or (50.8%), from $0.3 million for the three months ended March 31, 2010, to $0.1 million for the three months ended March 31, 2011, due to lower related party debt. Total debt outstanding, including debt due related parties, decreased by approximately ($8.1) million, or (2.3%), from $357.9 million as of March 31, 2010, to $349.8 million as of March 31, 2011, because of recurring scheduled debt payments.

Loss from Discontinued Operations
In accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360, in the fourth quarter of 2010 we classified one R&D property as an asset held for sale and as discontinued operations because it will be sold within one year. In the fourth quarter of 2010, we sold one R&D property and classified it as discontinued operations. The loss attributable to discontinued operations from these properties for the three months ended March 31, 2011 and 2010, was approximately ($15) thousand and ($101) thousand, respectively.

Net Income Available to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income available to common stockholders decreased by approximately ($0.06) million, or (2.4%), from $2.46 million for the three months ended March 31, 2010, to $2.40 million for the three months ended March 31, 2011. Net income attributable to noncontrolling interests decreased by approximately ($0.15) million, or (1.9%), from $7.69 million for the three months ended March 31, 2010, to $7.54 million for the three months ended March 31, 2011.

The amount of net income attributable to noncontrolling interests has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 79% as of March 31, 2011 and 2010. The decrease in net income attributable to noncontrolling interests in the first three months of 2011 occurred solely as a result of the decrease in our net income for the period.

Changes in Financial Condition

There were no significant changes in our financial condition during the three months ended March 31, 2011.

Total stockholders’ equity attributable to Mission West Properties, Inc., net, increased by approximately $1.1 million from December 31, 2010. We obtained additional capital from the issuance of 235,000 shares of our common stock for the exchange of O.P. units, which increased additional paid-in capital by approximately $1.6 million. Distributions in excess of accumulated earnings was reduced during the most recent quarter by distributions in excess of earnings of approximately ($0.5) million.

Liquidity and Capital Resources

In 2011, we anticipate operating cash flows from our operating property portfolio to be in line with 2010. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley. If we are unable to lease a significant portion of the approximately 442,000 rentable square feet scheduled to expire during the remainder of 2011, 791,000 rentable square feet scheduled to expire in 2012 or an equivalent amount of our currently available space of approximately 2.5 million rentable square feet, our operating cash flows after 2011 may be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash proceeds from lease terminations are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties and renew upcoming expiring leases.

Our principal sources of liquidity for distributions to stockholders and O.P. unit holders (noncontrolling interests), debt service, leasing costs, capital expenditures and tenant improvements are to come from net cash flow provided by operations and borrowings from our credit facility, borrowings from related parties, and other sources of financing, as required. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements for the remainder of 2011 and all of 2012. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash, long-term secured and unsecured indebtedness, and the issuance of additional equity securities.

As of March 31, 2011, we had approximately $2.1 million of cash and cash equivalents. Additionally, we had $17.5 million available under the Heritage Bank of Commerce (“HBC”) credit facility.

Distributions
On April 7, 2011, we paid dividends of $0.13 per share of common stock to all common stockholders of record as of March 31, 2011. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all holders of O.P. units. The aggregate dividends and distributions amounted to approximately $13.8 million.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
At March 31, 2011, we had total indebtedness of approximately $349.8 million, including $342.2 million of fixed rate mortgage debt and $7.6 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2011, we were in compliance with these loan covenants.

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, unsecured notes, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at March 31, 2011, and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	Nine Months
	Remaining	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(dollars in thousands)
Principal payments (1)	$11,458	$16,080	$82,485	$12,183	$12,893	$214,663	$349,762
Interest payments-fixed rate debt (2)	14,953	19,133	15,056	13,527	12,818	81,659	157,146
Operating lease obligations (3)	90	30	-	-	-	-	120
Total	$26,501	$35,243	$97,541	$25,710	$25,711	$296,322	$507,028

(1)	As of March 31, 2011, 100% of our debt was contractually fixed and 0% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.

(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table and notes set forth information regarding debt outstanding as of March 31, 2011:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	1600 Memorex Drive, Santa Clara, CA 1688 Richard Drive, Santa Clara, CA 1700 Richard Drive, Santa Clara, CA	-	Sept 2011

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	$7,580	Jun 2013	7.65%

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		107,425	Oct 2018	6.21%

Hartford Life Insurance Company Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”) (4)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	39,477	Sept 2030	6.05%

Northwestern Mutual Life Insurance Company (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	72,286	Feb 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (6)	5900 Optical Court, San Jose, CA	20,997	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	101,997	Aug 2025	5.22%
		342,182

TOTAL		$349,762

(1)
The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at March 31, 2011, was 4.00%. Costs and fees incurred with obtaining this loan aggregated approximately $49, which were deferred and amortized over the loan period. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement, including minimum tangible net worth and debt service coverage ratio. As of March 31, 2011, we were in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate of the mortgage notes payable and mortgage note payable (related parties) was 5.78% at March 31, 2011.

(3)
The Hartford loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan I contains certain customary covenants as defined in the loan agreement. As of March 31, 2011, we were in compliance with these loan covenants.

(4)
The Hartford loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford loan II contains certain customary covenants as defined in the loan agreement. As of March 31, 2011, we were in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of March 31, 2011, we were in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of March 31, 2011, we were in compliance with these loan covenants.

At March 31, 2011, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $6.54 per share on March 31, 2011) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 33.7%. On March 31, 2011, the last trading day in the quarter, total market capitalization, including total debt outstanding, was approximately $1.04 billion.

At March 31, 2011, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.5 million. The due date of these notes has been extended to September 30, 2012. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the three months ended March 31, 2011 with the three months ended March 31, 2010

Net cash provided by operating activities for the three months ended March 31, 2011, was approximately $29.5 million compared with $27.7 million for the same period in 2010. Cash flow increased primarily from a one-time rent adjustment of approximately $1.6 million from a tenant dispute resolution.

Net cash used in investing activities was approximately $0.9 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively. Cash used in investing activities during the three months ended March 31, 2011, related to real estate improvements. Cash used in investing activities during the three months ended March 31, 2010, related principally to the acquisition of an R&D property at 1040-1050 La Avenida Street in Mountain View, California for approximately $3.8 million.

Net cash used in financing activities was approximately $30.4 million for the three months ended March 31, 2011, compared with approximately $19.1 million for the three months ended March 31, 2010. During the first three months of 2011, we paid approximately $14.5 million towards outstanding debt, paid approximately $12.6 million of distributions to noncontrolling interests and paid approximately $3.3 million of dividends to common stockholders. During the same period in 2010, we financed approximately $29.7 million in short-term debt from the Berg Group, paid approximately $33.1 million towards outstanding debt, received approximately $0.03 million from stock option exercises, paid approximately $12.4 million of distributions to noncontrolling interests and paid approximately $3.3 million of dividends to common stockholders.

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

FFO for the three months ended March 31, 2011 and 2010, as reconciled to net income, are summarized in the following table:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net income	$9,936	$10,143
Add:
Depreciation and amortization (1)	6,411	6,466
Less:
Noncontrolling interests in joint ventures	(107)	(103)
FFO	$16,240	$16,506

(1)
Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 for the three months ended March 31, 2011 and 2010. Also includes our amortization of leasing commissions of approximately $524 and $485 for the three months ended March 31, 2011 and 2010, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in the condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2011. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2011, will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

	Nine Months Remaining	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$11,458	$16,080	$82,485	$12,183	$12,893	$214,663	$349,762	$349,564
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at March 31, 2011. As of March 31, 2011, we had no variable debt. All of our debt is denominated in United States dollars.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1.  Legal Proceedings

The discussion of legal proceedings is incorporated herein by reference from Part I “Item 1. – Notes to Condensed Consolidated Financial Statements – Note 8 – Commitments and Contingencies.”

ITEM 1A.  Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report, you should carefully review the factors discussed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Mission West Properties, Inc.
(Registrant)

Date: May 9, 2011	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: May 9, 2011	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)