Form 10-Q
period 2011-09-30
MISSION WEST PROPERTIES INC
filed 2011-11-09
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, there were 22,584,770 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

Part I                 Financial Information

Part II                 Other Information

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 6.	Exhibits	24
Signatures		25

Exhibits

Exhibit 10.29.4	Berg Group Promissory Note, dated October 6, 2011

Exhibit 10.56.5	Heritage Bank of Commerce Revolving Credit Loan Change In Terms Agreement, dated September 1, 2011

Exhibit 10.56.6	Heritage Bank of Commerce Revolving Credit Loan Change In Terms Agreement, dated October 31, 2011

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.3	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
_________
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Land	$323,884	$322,076
Buildings and improvements	798,772	790,424
Real estate related intangible assets	3,561	3,240
Total investments in properties	1,126,217	1,115,740
Accumulated depreciation and amortization	(239,827)	(224,027)
Assets held for sale, net of accumulated depreciation	3,267	3,267
Net investments in properties	889,657	894,980
Investment in unconsolidated joint venture	3,636	3,830
Net investments in real estate	893,293	898,810
Cash and cash equivalents	329	3,988
Restricted cash	-	6,892
Deferred rent	17,527	17,941
Other assets, net	41,952	40,653
Total assets	$953,101	$968,284
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$334,897	$345,770
Mortgage note payable (related parties)	7,289	7,721
Note payable (related parties)	305	-
Revolving line of credit	11,624	-
Interest payable	1,597	1,659
Security deposits	4,353	4,605
Prepaid rent	5,387	6,526
Dividends and distributions payable	13,687	15,793
Accounts payable and accrued expenses	21,081	16,239
Total liabilities	400,220	398,313

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity attributable to Mission West Properties, Inc.:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,584,770 and 22,135,770 shares issued and outstanding at September 30, 2011 and December 31, 2010	22	22
Additional paid-in capital	175,877	172,568
Distributions in excess of accumulated earnings	(33,147)	(30,520)
Total stockholders’ equity attributable to Mission West Properties, Inc.	142,752	142,070
Noncontrolling interests in operating partnerships	410,129	427,901
Total equity	552,881	569,971
Total liabilities and equity	$953,101	$968,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)
_________

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating revenues:
Rental income	$20,913	$20,596	$62,985	$62,058
Tenant reimbursements	4,273	3,114	12,963	11,567
Other income	508	276	2,070	2,138
Total operating revenues	25,694	23,986	78,018	75,763

Operating expenses:
Property operating and maintenance	3,220	3,583	8,469	9,554
Real estate taxes	2,896	3,131	9,250	9,703
General and administrative	504	580	1,547	1,661
Depreciation and amortization	6,249	5,781	17,920	17,597
Total operating expenses	12,869	13,075	37,186	38,515

Operating income	12,825	10,911	40,832	37,248

Other income (expenses):
Equity in earnings of unconsolidated joint venture	13	46	31	270
Interest income	54	1	180	51
Realized and unrealized gain from investment	-	-	-	4,067
Interest expense	(5,255)	(5,138)	(15,780)	(14,765)
Interest expense – related parties	(188)	(214)	(479)	(839)
Income from continuing operations	7,449	5,606	24,784	26,032

Discontinued operations:
Loss from discontinued operations	(13)	(135)	(43)	(377)
Net income	7,436	5,471	24,741	25,655

Net income attributable to noncontrolling interests	(5,561)	(4,101)	(18,588)	(19,367)
Net income available to common stockholders	$1,875	$1,370	$6,153	$6,288

Net income per common share to common stockholders:
Basic	$0.08	$0.06	$0.27	$0.29
Diluted	$0.08	$0.06	$0.27	$0.28
Weighted average shares of common stock outstanding (basic)	22,584,770	21,976,679	22,457,246	21,938,857
Weighted average shares of common stock outstanding (diluted)	22,878,981	22,109,391	22,685,314	22,095,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
_________
	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,741	$25,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,920	17,840
Realized and unrealized gain from restricted investment in marketable securities	-	(4,067)
Equity in earnings of unconsolidated joint venture	(31)	(270)
Distributions from unconsolidated joint venture	225	226
Lease termination fee related to restricted cash	10,865	10,381
Stock-based compensation expense	43	109
Other	-	9
Changes in operating assets and liabilities, net of liabilities assumed:
Proceeds from sale of investment in marketable securities	-	16,211
Deferred rent	414	289
Other assets	(1,279)	(2,062)
Interest payable	(62)	91
Security deposits	(252)	37
Prepaid rent	(1,139)	(833)
Accounts payable and accrued expenses	4,842	8,383
Net cash provided by operating activities	56,287	71,999

Cash flows from investing activities:
Improvements to real estate assets	(1,772)	(1,699)
Decrease in restricted cash	6,803	100
Purchase of real estate	(10,566)	(3,852)
Net cash used in investing activities	(5,535)	(5,451)

Cash flows from financing activities:
Proceeds from mortgage note payable	-	40,000
Principal payments on mortgage notes payable	(10,873)	(9,521)
Principal payments on mortgage note payable (related parties)	(432)	(401)
Proceeds from note payable (related parties)	8,612	52,963
Payments on note payable (related parties)	(8,566)	(62,288)
Payments on note payable	(10,776)	(10,381)
Net borrowings (repayments) on revolving line of credit	11,624	(14,466)
Financing costs	(21)	(457)
Net proceeds from exercise of stock options	-	67
Distributions paid to noncontrolling interests	(34,815)	(37,956)
Dividends paid to common stockholders	(9,164)	(9,868)
Net cash used in financing activities	(54,411)	(52,308)
Net (decrease) increase in cash and cash equivalents	(3,659)	14,240
Cash and cash equivalents, beginning of period	3,988	986
Cash and cash equivalents, end of period	$329	$15,226
Supplemental information:
Cash paid for interest	$16,016	$16,818
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of O.P. units	$3,266	$911

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
(unaudited)

1.	Organization and Formation of the Company

Mission West Properties, Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate company that acquires and manages research and development (“R&D”)/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% interest in four existing limited partnerships (referred to collectively as the “operating partnerships”) and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998, for financial accounting and reporting purposes. All limited partnership interests in the operating partnerships were converted into 59,479,633 operating partnership (“O.P.”) units, which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business.

On December 30, 1998, the Company was reincorporated under the laws of the State of Maryland through a merger with and into Mission West Properties, Inc. Accordingly, shares of the former company, Mission West Properties, a California corporation (no par), which were outstanding at December 30, 1998, were converted into shares of common stock, $.001 par value per share, on a one-for-one basis.

As of September 30, 2011, the Company owned a controlling general partnership interest of 25.48%, 21.86%, 16.32% and 12.53% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively, which represents a 21.33% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis. The ownership interests which the Company does not own in the operating partnerships are accounted for as noncontrolling interests.

Through the operating partnerships, the Company owns interests in 112 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2011 and 2010.

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

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2011, their consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and their cash flows for the nine months ended September 30, 2011 and 2010. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the entire year.

The December 31, 2010, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 810. As of September 30, 2011, the Company consolidated one VIE in the accompanying condensed consolidated balance sheet in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC. The arrangement with the VIE will terminate on December 31, 2011. See Note 4 to the Condensed Consolidated Financial Statements below for further discussion of this transaction.

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At September 30, 2011, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan during the nine months ended September 30, 2011.

		Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2010	3,417,641	$8.79
Options granted	-	-
Options exercised	-	-
Options expired	(590,000)	$10.00
Balance, September 30, 2011	2,827,641	$8.54

In April 2011, stock options to purchase 590,000 shares of common stock held by employees and directors of the Company lapsed without exercise.

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $14 and $52 of expense for the three months ended September 30, 2011 and 2010, respectively, and approximately $43 and $109 of expense for share-based compensation relating to grants of stock options for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table presents a reconciliation of the December 31, 2010 and September 30, 2011, carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2010	$22	$172,568	$(30,520)	$427,901	$569,971
Net income	-	-	6,153	18,588	24,741
Amortization of previously granted share awards	-	43	-	-	43
Conversions of operating partnership units	-	3,266	-	(3,266)	-
Dividends and distributions	-	-	(8,780)	(33,094)	(41,874)
Balance, September 30, 2011	$22	$175,877	$(33,147)	$410,129	$552,881

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed consolidated balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of September 30, 2011, these interests accounted for approximately 78.7% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis.

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

Property Acquisition
On July 1, 2011, the Company acquired a leased R&D building comprised of approximately 67,500 rentable square feet at 5941 Optical Court in San Jose, California from the Berg Group, a related party, for approximately $10,825 by paying $2,000 in cash and issuing an unsecured short-term note payable in the amount of approximately $8,825 with an interest rate of 3.50%, which is due October 31, 2011. As of September 30, 2011, the remaining balance on the note payable was approximately $305. The purchase price of 5941 Optical Court was allocated to long-lived assets and the value of the in-place leases. The in-place leases were valued at fair market so there were no intangible assets allocated to the above-or-below market lease value. The Company recorded approximately $2,440 of the purchase price as real estate related intangible asset in the accompanying condensed consolidated balance sheet for the value of the in-place leases. The intangible asset will be amortized over the applicable remaining lease terms.

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

Under the Consolidation Topic of the FASB ASC 810, for an entity to qualify as a VIE one or more of the following three characteristics must exist:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support by any parties, including the equity holders.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.	The direct or indirect ability to make decisions about the entity’s activities through voting or similar rights.
b.	The obligation to absorb the expected loss of the entity.
c.	The right to receive the expected residual returns of the entity.

•
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

In August 2007, one of the Company’s tenants, Ciena, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M Real Estate”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the Assignment, M&M Real Estate assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M Real Estate. M&M Real Estate is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 445,000 rentable square feet vacated by Ciena for the remainder of the current lease term, which will expire on December 31, 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, received $849 from July 2009 through June 2010, received $881 from July 2010 through June 2011 and is receiving $915 from July 2011 through December 2011. Based upon the provisions of the Consolidation Topic of the FASB ASC 810, the Company determined that M&M Real Estate is a VIE. The Company further determined that it is the primary beneficiary of this VIE, and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a lease termination fee of $46,000 in August 2007. The arrangement with M&M Real Estate will terminate on December 31, 2011, and the VIE consolidation will cease.

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

There was no remaining restricted cash as of September 30, 2011. In April 2011, approximately $6,824, including interest, received from a property sale in October 2010 had been held in a separate cash account at a trust company. The Company was unable to find a “like kind” property to complete a 1031 exchange, otherwise known as a tax deferred exchange, within the required exchange period, so the balance was transferred to the Company’s checking account in April 2011 for general corporate purposes. The remaining balance, representing cash held by M&M Real Estate, was also transferred to the Company’s checking account.

6.	Stock Transactions

During the nine months ended September 30, 2011, three limited partners exchanged a total of 449,000 O.P. units for 449,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $3,266 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

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

The computation for weighted average shares is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding (basic)	22,584,770	21,976,679	22,457,246	21,938,857
Incremental shares from assumed option exercise	294,211	132,712	228,068	156,745
Weighted average shares outstanding (diluted)	22,878,981	22,109,391	22,685,314	22,095,602

At September 30, 2011, outstanding options to purchase 1,462,500 shares of common stock were excluded from the computation of diluted net income available to common stockholders per share under the treasury stock method for the three and nine months ended September 30, 2011, because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units which are exchangeable at the unit holder’s option, subject to certain restrictions on conversions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation. The total number of O.P. units outstanding at September 30, 2011 and 2010, was 82,701,265 and 83,272,965, respectively.

8.	Related Party Transactions

As of September 30, 2011, the Berg Group owned 75,769,684 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of September 30, 2011, represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of September 30, 2011, debt in the amount of approximately $7,289 was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $141 and $152 for the three months ended September 30, 2011 and 2010, respectively, and $432 and $464 for the nine months ended September 30, 2011 and 2010, respectively.

On July 1, 2011, the Company acquired a leased R&D building comprised of approximately 67,500 rentable square feet at 5941 Optical Court in San Jose, California from the Berg Group for approximately $10,825 by paying $2,000 in cash and issuing an unsecured short-term note payable in the amount of approximately $8,825 with an interest rate of 3.50%, which is due October 31, 2011. As of September 30, 2011, the remaining balance on the note payable was approximately $305. Interest expense incurred in connection with the note payable was approximately $47 for the three months ended September 30, 2011. The transaction was approved by the Independent Directors Committee of the Company’s Board of Directors.

On September 17, 2009, the Superior Court of the County of Santa Clara of the State of California issued a final decision and entry of judgment in favor of Republic Properties Corporation in the case of Mission West Properties, L.P. v. Republic Properties Corporation. The court’s decision held that Republic Properties Corporation is entitled to retain its partnership interest in the Hellyer Avenue Limited Partnership and all prior unpaid distributions must be paid to Republic Properties Corporation by Mission West Properties L.P., one of the Company’s controlled operating partnerships. Because Republic Properties Corporation’s interest in the Hellyer Avenue Limited Partnership was transferred to Berg & Berg Enterprises, Inc. after the interest was forfeited under the terms of the partnership agreement and past distributions from profits on account of that interest were paid to Berg & Berg Enterprises, Inc., the Company accrued approximately $1,021 in interest receivable in 2009 due from Berg & Berg Enterprises, Inc. with respect to those payments and the balance is still outstanding at September 30, 2011. The interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. During the past 12 months, the Company made several attempts to appeal the California Superior Court ruling that was in favor of RPC. The Company’s appeals efforts were unsuccessful. As a result, the Company is in the process of finalizing the details with its legal counsel to arrange for the transfer of funds held by the California Superior Court to pay off the judgment plus accrued interest, and coordinate with the Independent Directors Committee of the Board of Directors and Berg & Berg Enterprises, Inc. on the transfer of the former RPC interest from Berg & Berg Enterprises, Inc. to RPC. With the rejection of the Company’s appeal efforts, the Company will accrue additional interest receivable in the fourth quarter 2011 due from Berg & Berg Enterprises, Inc. with respect to all prior distribution payments. See Note 9 below for details.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

During the first nine months of 2011 and 2010, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $380 and $277 in rental income for the three months ended September 30, 2011 and 2010, respectively, and $1,045 and $824 for the nine months ended September 30, 2011 and 2010, respectively.

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

The Berg Group has a commitment to pay approximately $7,500 toward the construction of  an approximately 75,000 to 90,000 square foot building in connection with the Company’s 2001 acquisition of 245 Caspian in Sunnyvale which is comprised of approximately three acres of unimproved land. The Company has recorded this portion of the purchase price paid to the Berg Group in other assets on its condensed consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee. Currently there is no tenant or prospective tenant demand for a building at this site that would justify the construction of a new building to which this commitment could be applied.

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for the three months ended September 30, 2011 and 2010, and $90 for the nine months ended September 30, 2011 and 2010.

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

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while a related case in Maryland was pending, the Company filed a suit against Republic Properties Corporation (“RPC”) in the Superior Court of the State of California for the County of Santa Clara, Case No.  CV 796249. The case was stayed pending resolution of the Maryland case, and the Company dismissed its suit on March 4, 2005. In April 2005, RPC submitted a motion asking the superior court to reinstate the case, which the court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions. On September 17, 2009, the superior court issued a final decision and entry of judgment that concluded RPC is a partner in the Hellyer Avenue Limited Partnership (“Hellyer LP”) and is entitled to distribution of profits of the Hellyer LP in accordance with its percentage interest together with pre-judgment interest on each distribution from the date it was due and payable in the total amount of approximately $6,625, plus pre-judgment interest of 10% through September 3, 2009 of $2,692, for a total of approximately $9,317. The Company filed an appeal following the court’s issuance of a final decision and entry of judgment. On October 5, 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $13,975, of which approximately $4,658, or 50% of $9,317, was a deposit to appeal the court’s final decision. The additional $4,658 appeal deposit is refundable regardless of the outcome of the appeal process and such amount is included in other assets on the Company’s condensed consolidated balance sheets. On July 18, 2011, the Superior Court of the State of California for the County of Santa Clara denied the Company’s appeal. The Company has requested that the Superior Court’s decision be reviewed by the California Supreme Court; however, there can be no assurances from the Company that the California Supreme Court will hear the case. The Company will continue to accrue interest on the amount of past distributions that would be payable to RPC by Hellyer LP. Pending the outcome of the appeal, the Company has accrued in the aggregate approximately $4,633 in interest on the amount of past distributions that would be payable to RPC by Hellyer LP based on the judgment determined at the legal rate of interest of 10%. In addition, the Company has accrued approximately $1,021 in interest receivable due from Berg & Berg Enterprises, Inc. because past distributions with respect to RPC’s interest in Hellyer LP were paid to Berg & Berg Enterprises, Inc., which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. In October 2011, the Company learned that its appeal efforts with the California Supreme Court were unsuccessful. As a result, the Company is in the process of finalizing the details with its legal counsel to arrange for the transfer of funds held by the California Superior Court to pay off the judgment plus accrued interest, and coordinate with the Independent Directors Committee of the Board of Directors and Berg & Berg

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Enterprises, Inc. on the transfer of the former RPC interest from Berg & Berg Enterprises, Inc. to RPC. The judgment will not have a material impact on the Company’s financial position, results of operations or cash flows.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interests held by the noncontrolling partner (first RPC and then Berg & Berg Enterprises, Inc.). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including Berg & Berg Enterprises, Inc. (“BBE”) prior to payment. BBE's share of earnings allocated to its 50% noncontrolling interest was approximately $783 and $737 in the first nine months of 2011 and 2010, respectively. As of September 30, 2011, accumulated cash flow distributions from Hellyer LP totaling approximately $7,828 were accrued and distributed to BBE. Since the Company's litigation with RPC is ultimately decided in RPC's favor, the Company anticipates that BBE will be required to return all distributions paid to BBE and RPC's former interest in Hellyer LP to RPC. In anticipation of this contingency, since October 2003, the Company has recorded such distributions as an account receivable from BBE, which is included in other assets on the Company's condensed consolidated balance sheets, with an offsetting account payable to RPC.

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2011.

The Company also enters into agreements with other companies in the ordinary course of business, typically lenders, joint venture partners, contractors, and tenants that contain indemnification provisions. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2011.

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

10.	Real Estate Assets Held for Sale/Discontinued Operations

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

As of September 30, 2011, there was one vacant property under contract to be sold or otherwise disposed of which would qualify as an asset held for sale and presented as discontinued operations. In the fourth quarter of 2010, the Company sold one vacant R&D property which qualified as discontinued operations. Condensed results of operations for these properties for the three and nine months ended September 30, 2011 and 2010, are as follows:

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Operating revenues:
Rental income	-	$11	-	$34
Tenant reimbursements	-	14	-	43
Total operating revenues	-	25	-	77

Operating expenses:
Property operating, maintenance and real estate taxes	$13	79	$43	211
Depreciation and amortization	-	81	-	243
Total operating expenses	13	160	43	454

Loss from discontinued operations	$(13)	$(135)	$(43)	$(377)

11.	Subsequent Events

On September 15, 2011, the Company declared dividends for the third quarter 2011. On October 6, 2011, the Company paid dividends of $0.13 per share of common stock to all common stockholders of record as of September 30, 2011. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all O.P. unit holders. Aggregate dividends and distributions amounted to approximately $13,687.

In October 2011, the Company learned that its appeal efforts with the California Supreme Court were unsuccessful relating to Mission West Properties, L.P. v. Republic Properties Corporation (“RPC”) litigation. As a result, the Company is in the process of finalizing the details with its legal counsel to arrange for the transfer of funds held by the California Superior Court to pay off the judgment plus accrued interest to RPC, and coordinate with the Independent Directors Committee of the Board of Directors and Berg & Berg Enterprises, Inc. (“BBE”) on the transfer of the former RPC interest from BBE to RPC. The Company has been accruing the distributions to BBE as a BBE receivable and RPC payable in anticipation of an unfavorable judgment. The Company believes that BBE will return all distributions to the Company previously paid to BBE, which will then be used to pay off the judgment to RPC. In addition, the Company has also been accruing interest due RPC for past distributions. The judgment will not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 9 above for a detailed discussion of this litigation.

On October 28, 2011, the Company received approximately $7,195, net of commission and interest, for the payment of a promissory note receivable relating to the disposition of 1325-1375 McCandless Drive in October 2010.

On October 28, 2011, the Company disposed of one R&D property located at 1425-1455 McCandless Drive in Milpitas, California consisting of approximately 39,000 rentable square feet. A total net gain of approximately $3,891 will be recognized and classified as discontinued operations on the total sales price of $7,320. The buyer issued a promissory note to the Company in the amount of $3,660 with an interest rate of 6.00% per annum. The principal amount of the note, together with accrued interest, will be due and payable on October 30, 2012.

On October 31, 2011, the Company entered into a change in terms agreement with Heritage Bank of Commerce to amend the secured revolving line of credit from $17,500 to $19,000. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum, and matures September 15, 2013. The loan is secured by three properties consisting of approximately 219,000 rentable square feet. The Company paid $4 in loan and legal fees in changing the terms of the revolving line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2010. The results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

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

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2011, we owned and managed 112 properties totaling approximately 8.1 million rentable square feet through four limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2011, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

Current Economic Environment

All of our properties are located in the Northern California area known as the Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy, but less so than other regions of California. Data suggests that the Silicon Valley economy in particular has picked up this year. While this is generally beneficial, we do not expect a significant positive effect on our leasing activities. According to a recent report by Cassidy Turley Real Estate (the “CT Report”) (formerly Cassidy Turley BT Real Estate), which we consider to be a useful publicly available source of relevant market data, the vacancy rate for Silicon Valley R&D property was approximately 18.7% in late 2010 and 16.8% at the end of the third quarter of 2011. Total direct vacant R&D square footage in the Silicon Valley at the end of the third quarter of 2011 amounted to approximately 25.5 million square feet and sublet vacant was approximately 2.8 million square feet. According to the CT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2010 amounted to approximately 0.4 million square feet, and in the first nine months of 2011 there was total positive net absorption of approximately 2.9 million square feet. Also according to the CT Report, the average asking market rent per square foot at the end of the third quarter of 2011 was $1.11 per month compared with $1.01 per month in late 2010. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Notwithstanding the improving local economic conditions, due to the substantial overhang of vacant R&D properties throughout the Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2013.

Our occupancy rate at September 30, 2011, was 66.7% compared with 67.8% at September 30, 2010. We believe that our occupancy rate could decline if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, excluding 69,000 rentable square feet of properties subject to a month-to-month lease, leases with respect to approximately 284,000 rentable square feet are scheduled to expire during the fourth quarter of 2011 and approximately 821,000 rentable square feet are scheduled to expire in 2012. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. If we fail to re-lease a substantial portion of this square footage, our operating results and cash flows are likely to be affected adversely. We believe that the average 2011 renewal rental rates for our properties will be approximately equal to, or perhaps below, current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. At this time, we estimate that 65% of the rentable square feet scheduled to expire in the remainder of 2011 and 77% of the rentable square feet scheduled to expire in 2012 will be renewed, however, we cannot give any assurances that we will renew the expiring leases at that rate.

In the third quarter 2011, we signed two new leases through the purchase of a property and two lease renewals for approximately 133,000 rentable square feet with a weighted average effective rent of $0.82 per square foot. There were no tenant improvement costs or leasing commissions related to these leases. We did not lose any rentable square feet due to lease expirations in the third quarter 2011.

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

Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the nine months ended September 30, 2011, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2010 annual report on Form 10-K.

Results of Operations

Comparison of the three and nine months ended September 30, 2011 with the three and nine months ended September 30, 2010

As of September 30, 2011 and 2010, through our controlling interests in the operating partnerships, we owned 112 properties totaling approximately 8.1 million rentable square feet.

Comparison of rental income from real estate for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$20,720	$20,596	$124	0.6%
2011 Acquisition	193	-	193	100.0%
Total	$20,913	$20,596	$317	1.5%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$62,792	$62,058	$734	1.2%
2011 Acquisition	193	-	193	100.0%
Total	$62,985	$62,058	$927	1.5%

(1)	“Same Property” is defined as properties owned by us prior to 2010 that we still owned as of September 30, 2011.

Rental Income from Real Estate Operations
For the quarter ended September 30, 2011, rental income from real estate increased by approximately $0.3 million, or 1.5%, from $20.6 million for the three months ended September 30, 2010, to $20.9 million for the three months ended September 30, 2011. The increase resulted primarily from new tenants who have signed new leases with us since the third quarter of 2010. For the nine months ended September 30, 2011, rental income from real estate increased by approximately $0.9 million, or 1.5%, from $62.1 million for the nine months ended September 30, 2010 to $63.0 million for the nine months ended September 30, 2011. The increase resulted primarily from a one-time rent adjustment of approximately $1.6 million from a tenant dispute resolution. Our occupancy rate at September 30, 2011, was approximately 66.7%, compared with 67.8% at September 30, 2010. We acquired one new property in the first nine months of 2011.

Other Income
Other income of approximately $0.50 million for the three months ended September 30, 2011, included approximately $0.25 million from management fees and $0.25 million from miscellaneous income. Other income of approximately $0.28 million for the three months ended September 30, 2010, included approximately $0.25 million from management fees and $0.03 million from miscellaneous income. For the nine months ended September 30, 2011, other income of approximately $2.07 million included approximately $0.67 million from an incentive to lessee adjustment, $0.75 million from management fees and $0.65 million from miscellaneous income. For the nine months ended September 30, 2010, other income of approximately $2.14 million included approximately $0.76 million from management fees, $1.28 million from litigation proceeds and $0.10 million from miscellaneous income.

Expenses from Operations and Tenant Reimbursements
Property operating expenses, maintenance and real estate taxes during the third quarter 2011 decreased by approximately ($0.6) million, or (8.9%), from $6.7 million to $6.1 million for the three months ended September 30, 2010 and 2011, respectively. Repairs and maintenance expenses and real estate taxes decreased in the latest quarter. We received approximately $0.4 million from real estate tax refund for the quarter ended September 30, 2011. Tenant reimbursements increased by approximately $1.2 million, or 37.2%, from $3.1 million for the three months ended September 30, 2010 to $4.3 million for the three months ended September 30, 2011. There was  a one-time $1.0 million refund to a tenant relating to annual common area charges reconciliation in 2010 that did not recur in 2011, which accounted for most of the difference in expense year-over-year, as well as the increase in tenant reimbursements during the first nine months of this year compared with the same period last year. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. For the nine months ended September 30, 2011, property operating expenses, maintenance and real estate taxes decreased by approximately ($1.6) million, or (8.0%), from $19.3 million for the nine months ended September 30, 2010, to $17.7 million for the nine months ended September 30, 2011. Tenant reimbursements increased by approximately $1.4 million, or 12.1%, from $11.6 million for the nine months ended September 30, 2010, to $13.0 million for the nine months ended September 30, 2011.

General and administrative expenses decreased by approximately ($0.08) million, or (13.1%), from $0.58 million to $0.50 million for the three months ended September 30, 2010 and 2011, respectively. For the nine months ended September 30, 2010 and 2011, general and administrative expenses decreased by approximately ($0.11) million, or (6.9%), from $1.66 million to $1.55 million, respectively. The decrease was primarily the result of lower stock-based compensation expense in 2011.

Real estate depreciation and amortization expense increased by approximately $0.5 million, or 8.1%, from $5.8 million to $6.3 million for the three months ended September 30, 2010 and 2011, respectively. Real estate depreciation and amortization expense increased by approximately $0.3 million, or 1.8%, from $17.6 million to $17.9 million for the nine months ended September 30, 2010 and 2011, respectively. The increase for both periods was primarily the result of recognizing the amortization expense of in-place leases in connection with a property acquisition in the third quarter pursuant to FASB ASC 805, Business Combinations.

Equity in Earnings from Unconsolidated Joint Venture
As of September 30, 2011, we held an investment in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2011, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.01 million compared with equity in earnings of $0.05 million for the same period in 2010. For the nine-month periods ended September 30, 2011 and 2010, equity in earnings from the unconsolidated joint venture was approximately $0.03 million and $0.27 million, respectively. The occupancy rate for the property owned by this joint venture at September 30, 2011 and 2010, was 100%.

Interest Income
Interest income for the three months ended September 30, 2011 and 2010, was $0.05 million and $0, respectively. Interest income increased by approximately $0.13 million from $0.05 million to $0.18 million for the nine months ended September 30, 2010 and 2011, respectively. The increase for both periods resulted primarily from the accrual of interest on a promissory note receivable relating to the sale of 1325-1375 McCandless Drive in late October 2010.

Realized and Unrealized Gain from Investment
For the nine months ended September 30, 2011 and 2010, realized and unrealized gain from investments in marketable securities was $0 and approximately $4.1 million, respectively. We sold those investments in the second quarter of 2010.

Interest Expense
Interest expense increased by approximately $0.1 million, or 2.3%, from $5.1 million for the three months ended September 30, 2010, to $5.3 million for the three months ended September 30, 2011. Interest expense (related parties) decreased by approximately ($0.02) million, or (12.1%), from $0.21 million for the three months ended September 30, 2010, to $0.19 million for the three months ended September 30, 2011. Interest expense increased by approximately $1.0 million, or 6.9%, from $14.8 million for the nine months ended September 30, 2010, to $15.8 million for the nine months ended September 30, 2011. Interest expense (related parties) decreased by approximately ($0.3) million, or (42.9%), from $0.8 million for the nine months ended September 30, 2010, to $0.5 million for the nine months ended September 30, 2011. Total debt outstanding, including debt due related parties, decreased by approximately ($3.0) million, or (0.9%), from $357.2 million as of September 30, 2010, to $354.1 million as of September 30, 2011, because of recurring scheduled debt payments.

Loss from Discontinued Operations
In accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360, in the fourth quarter of 2010 we classified one vacant R&D property as an asset held for sale and discontinued operations because it will be sold within one year. Also in the fourth quarter of 2010, we sold one vacant R&D property and classified it as discontinued operations. The loss attributable to discontinued operations from these properties for the three months ended September 30, 2011 and 2010, was approximately ($13) thousand and ($135) thousand, respectively. The loss attributable to discontinued operations from these properties for the nine months ended September 30, 2011 and 2010, was approximately ($43) thousand and ($377) thousand, respectively.

Net Income Available to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income available to common stockholders increased by approximately $0.5 million, or 36.9%, from $1.4 million for the three months ended September 30, 2010, to $1.9 million for the three months ended September 30, 2011. Net income attributable to noncontrolling interests increased by approximately $1.5 million, or 35.6%, from $4.1 million for the three months ended September 30, 2010, to $5.6 million for the three months ended September 30, 2011. For the nine months ended September 30, 2011 and 2010, net income available to common stockholders was approximately $6.2 million and $6.3 million, respectively, and net income attributable to noncontrolling interests was approximately $18.6 million and $19.4 million, respectively.

The amount of net income attributable to noncontrolling interests has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 79% as of September 30, 2011 and 2010. The decreases in net income attributable to noncontrolling interests in the first three and nine months of 2011 occurred solely as a result of the decreases in our net income for the periods.

Changes in Financial Condition

The most significant change in our financial condition during the nine months ended September 30, 2011 resulted from the acquisition of one R&D property consisting of approximately 67,500 rentable square feet located in the Silicon Valley for approximately $10.8 million.

Total stockholders’ equity attributable to Mission West Properties, Inc., net, increased by approximately $0.7 million from December 31, 2010. We obtained additional capital from the issuance of 449,000 shares of our common stock for the exchange of O.P. units, which increased additional paid-in capital by approximately $3.3 million. Distributions in excess of accumulated earnings increased during the most recent quarter by approximately ($2.6) million.

Liquidity and Capital Resources

In 2011, we anticipate operating cash flows from our operating property portfolio to be in line with 2010. We are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley. If we are unable to lease a significant portion of the approximately 284,000 rentable square feet scheduled to expire during the fourth quarter of 2011, 821,000 rentable square feet scheduled to expire in 2012 or an equivalent amount of our currently available space of approximately 2.7 million rentable square feet, our operating cash flows after year 2011 may be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash proceeds from lease terminations and sale of investment in marketable securities are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties and renew upcoming expiring leases.

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

As of September 30, 2011, we had approximately $0.3 million cash on hand and $5.9 million of credit available under the Heritage Bank of Commerce (“HBC”) credit facility.

Distributions
On October 6, 2011, we paid dividends of $0.13 per share of common stock to all common stockholders of record as of September 30, 2011. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all holders of O.P. units. The aggregate dividends and distributions amounted to approximately $13.7 million.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
On July 1, 2011, we acquired an approximately 67,500 rentable square foot R&D building located at 5941 Optical Court in San Jose, California from the Berg Group. The total acquisition price for this property was approximately $10.8 million. We acquired this property by paying $2 million in cash and issuing an unsecured short-term note payable in the amount of approximately $8.8 million with an interest rate of 3.50%, which is due October 31, 2011. As of September 30, 2011, the remaining balance on the note payable was approximately $0.3 million.

On September 1, 2011, we entered into a change in terms agreement with HBC to amend the maturity date of the $17.5 million revolving line of credit to September 15, 2013. The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The HBC loan is secured by three properties consisting of approximately 219,000 rentable square feet. On October 31, 2011, we entered into a change in terms agreement with HBC to amend the secured revolving line of credit from $17.5 million to $19.0 million. The Company paid approximately $25 thousand in aggregate loan and legal fees in changing the terms of the revolving line of credit.

At September 30, 2011, we had total indebtedness of approximately $354.1 million, including $334.9 million of fixed rate mortgage debt and $7.3 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2011, we were in compliance with these loan covenants.

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, unsecured notes, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at September 30, 2011, and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	Three Months
	Remaining	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(dollars in thousands)
Principal payments (1)	$4,187	$16,080	$94,109	$12,183	$12,893	$214,663	$354,115
Interest payments-fixed rate debt (2)	4,923	19,133	15,056	13,527	12,817	81,660	147,116
Interest payments-variable rate debt (3)	116	465	465	-	-	-	1,046
Operating lease obligations (4)	30	120	-	-	-	-	150
Total	$9,256	$35,798	$109,630	$25,710	$25,710	$296,323	$502,427

(1)	As of September 30, 2011, 96.7% of our debt was contractually fixed and 3.3% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.

(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)
The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on the greater of LIBOR plus 1.75% or 4.00% at September 30, 2011, the scheduled interest payment dates and maturity dates.

(4)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table and notes set forth information regarding debt outstanding as of September 30, 2011:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	1600 Memorex Drive, Santa Clara, CA 1688 Richard Drive, Santa Clara, CA 1700 Richard Drive, Santa Clara, CA	$11,624	Sept 2013	(1)

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	7,289	Jun 2013	7.65%

Note Payable (related parties) :	None	305	Oct 2011	3.50%

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		105,711	Oct 2018	6.21%

Hartford Life Insurance Company Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”) (4)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	38,938	Sept 2030	6.05%

Northwestern Mutual Life Insurance Company (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	70,141	Feb 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (6)	5900 Optical Court, San Jose, CA	20,515	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	99,592	Aug 2025	5.22%
		334,897

TOTAL		$354,115

(1)
The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at September 30, 2011, was 4.00%. Costs and fees incurred with obtaining this loan aggregated approximately $64, which were deferred and amortized over the loan period. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement, including minimum tangible net worth and debt service coverage ratio. As of September 30, 2011, we were in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate of the mortgage notes payable and mortgage note payable (related parties) was 5.78% at September 30, 2011.

(3)
The Hartford loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan I contains certain customary covenants as defined in the loan agreement. As of September 30, 2011, we were in compliance with these loan covenants.

(4)
The Hartford loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford loan II contains certain customary covenants as defined in the loan agreement. As of September 30, 2011, we were in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of September 30, 2011, we were in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2011, we were in compliance with these loan covenants.

At September 30, 2011, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $7.59 per share on September 30, 2011) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 30.7%. On September 30, 2011, the last trading day in the quarter, total market capitalization, including total debt outstanding, was approximately $1.15 billion.

At September 30, 2011, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.6 million. The due date of these notes has been extended to September 30, 2012. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the nine months ended September 30, 2011 with the nine months ended September 30, 2010

Net cash provided by operating activities for the nine months ended September 30, 2011, was approximately $56.3 million compared with $72.0 million for the same period in 2010. Cash flow decreased primarily because we received approximately $16.2 million from the sale of investments in marketable securities in 2010 that did not recur in 2011.

Net cash used in investing activities was approximately $5.5 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities during the nine months ended September 30, 2011, related to the transfer of approximately $6.8 million from restricted cash held in escrow into our operating checking account, offset with the acquisition of an R&D property at 5941 Optical Court in San Jose, California for approximately $10.8 million and $1.8 million in real estate improvements. The R&D property was acquired by paying $2 million in cash and issuing an unsecured short-term note payable for approximately $8.8 million. As of September 30, 2011, approximately $8.5 million have been repaid towards the note payable. Cash used in investing activities during the nine months ended September 30, 2010, related principally to the acquisition of an R&D property at 1040-1050 La Avenida Street in Mountain View, California for approximately $3.8 million and $1.7 million in real estate improvements.

Net cash used in financing activities was approximately $54.4 million for the nine months ended September 30, 2011, compared with approximately $52.3 million for the nine months ended September 30, 2010. During the first nine months of 2011, we financed approximately $8.6 million in short-term debt from the Berg Group, received approximately $11.6 million from our line of credit, paid approximately $30.6 million towards outstanding debt, paid approximately $34.8 million of distributions to noncontrolling interests and paid approximately $9.2 million of dividends to common stockholders. During the same period in 2010, we financed $40 million through a new mortgage note loan, financed approximately $53.0 million in short-term debt from the Berg Group, paid approximately $97.0 million towards outstanding debt, paid approximately $0.5 million in financing costs, received approximately $0.1 million from stock option exercises, paid approximately $38.0 million of distributions to noncontrolling interests and paid approximately $9.9 million of dividends to common stockholders.

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

FFO for the three and nine months ended September 30, 2011 and 2010, as reconciled to net income, are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Net income	$7,436	$5,471	$24,741	$25,655
Add:
Depreciation and amortization (1)	6,784	6,410	19,639	19,493
Less:
Noncontrolling interests in joint ventures	(100)	(111)	(311)	(312)
FFO	$14,120	$11,770	$44,069	$44,836

(1)
Includes depreciation and amortization of real estate from discontinued operations totaling approximately $81 for the three months ended September 30, 2010, and $243 for the nine months ended September 30, 2010. Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 for the three months ended September 30, 2011 and 2010, and $179 for the nine months ended September 30, 2011 and 2010. Also includes our amortization of leasing commissions of approximately $474 and $489 for the three months ended September 30, 2011 and 2010, respectively, and $1,540 and $1,474 for the nine months ended September 30, 2011 and 2010, respectively. Amortization of leasing commissions is included in the property operating and maintenance line item in the condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2011. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2011, will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2011, will be paid upon maturity.

	Three Months Remaining	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured and unsecured debt	$4,187	$16,080	$82,485	$12,183	$12,893	$214,663	$342,491	$342,134
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

Variable Rate Debt:
Secured debt	-	-	$11,624	-	-	-	$11,624	$11,624
Weighted average interest rate			4.00%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We had no interest rate caps or interest rate swap contracts at September 30, 2011. The only variable debt that we had as of September 30, 2011, was approximately $11.6 million owed on the HBC line of credit. This represented approximately 3.3% of the total $354.1 million of outstanding debt as of September 30, 2011. All of our debt is denominated in United States dollars.

The interest rate for the HBC line of credit is the greater of LIBOR plus 1.75% or 4.00%. Since LIBOR rates are considerably low at the moment, a 1% increase or decrease in the LIBOR interest rate sensitive analysis would not be useful as it would not exceed 4.00%.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of September 30, 2011.

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

ITEM 6.  Exhibits

10.29.4	Berg Group Promissory Note, dated October 6, 2011

10.56.5	Heritage Bank of Commerce Revolving Credit Loan Change In Terms Agreement, dated September 1, 2011

10.56.6	Heritage Bank of Commerce Revolving Credit Loan Change In Terms Agreement, dated October 31, 2011

31.1	Section 1350 Certificate of CEO

31.2	Section 1350 Certificate of President & COO

31.3	Section 1350 Certificate of Principal Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. *

*
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

Mission West Properties, Inc.
(Registrant)

Date: November 9, 2011	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: November 9, 2011	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)