Form 10-K
period 2011-12-31
MISSION WEST PROPERTIES INC
filed 2012-03-15
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $177,454,951 based on the closing price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common Stock, $.001 par value per share	22,668,020 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.  The Registrant intends to file its proxy statement within 120 days after its fiscal year end.

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
2011 FORM 10-K ANNUAL REPORT

ii

PART I

Item 1.   Business

Organization and General Business Description

Mission West Properties, Inc. (the “Company”) acquires, markets, leases, and manages research and development (“R&D”) properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of December 31, 2011, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet of R&D properties through six limited partnerships, or operating partnerships, for which we are the sole general partner. R&D property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D properties in the Silicon Valley. There are two tenants who individually lease in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc. For federal income tax purposes we have operated as a self-managed, self-administered and fully integrated Real Estate Investment Trust (“REIT”) since fiscal 1999.

Prior to July 1, 1998, most of our properties were under the ownership or control of Carl E. Berg, his brother Clyde J. Berg, certain members of their respective immediate families, and certain entities in which Carl E. Berg and/or Clyde J. Berg held controlling or other ownership interests, including Berg & Berg Developers, Berg & Berg Enterprises, Inc. and Berg & Berg Enterprises, LLC (the “Berg Group”). We acquired these properties as of July 1, 1998, by becoming the general partner of each of the original four operating partnerships in an UPREIT transaction. At that time, we also acquired ten properties comprising approximately 560,000 rentable square feet from entities controlled by third parties in which the Berg Group members were significant owners.

In December 2011, upon approval of the Independent Directors Committee of the board of directors, we effected a division of two of the operating partnerships, to create new holding vehicles for certain of the properties of each of such operating partnerships. In the first operating partnership division transaction, Mission West Properties, L.P. I (“MWP I”) formed a new Delaware limited partnership, Mission West Properties, L.P. IV (“MWP IV”), to which it contributed two buildings leased to Apple, Inc., a 211,000 square foot building located at 10050 N. De Anza Boulevard, Cupertino, CA  and a 105,000 square foot building located at 20400 Mariani Avenue, Cupertino, CA.  The terms of the MWP IV limited partnership agreement were made substantially identical to the terms of the limited partnership agreement of MWP I, and the relative interests of the Company as general partner and Carl Berg, Clyde Berg and Kara Berg as the limited partners in both partnerships remained the same. The total number of ownership units of operating partnership interests (“O.P. Units”) in the two limited partnerships after the division transaction was the same as the total number of outstanding O.P. Units of MWP I prior to the division. To effectuate that, the number of O.P. Units of MWP I equal to the number of new O.P. Units issued by MWP IV were canceled, and such number of MWP IV O.P. Units were issued in substitution for the former O.P. Units in a transaction in which no consideration was paid by the distributee partners. In the second operating partnership division transaction, Mission West Properties, L.P. II (“MWP II”) created a new Delaware limited partnership, Mission West Properties, L.P. V (“MWP V”), to which it contributed a property consisting of 148,600 square feet of improvements located in three buildings at the corner of Montague and Trade Zone, California and unimproved Parcels 4, 5, 9, 10, 11, 12, and 13 of McCandless Technology Park, Milpitas, California, and distributed new O.P. Units of MWP V to the Company and Carl Berg and Clyde Berg as the limited partners of MWP II in the same relative percentages as their ownership interests in MWP II. The total number of O.P. Units of these two operating partnerships outstanding after the division transaction is the same as the total number of O.P. Units of MWP II outstanding prior to the division. To effectuate that, the same number of MWP II O.P. Units as the new O.P. Units issued by MWP V were canceled, and such number of MWP V O.P. Units were issued in substitution for the former O.P. Units in a transaction in which no consideration was paid by the distributee partners. The terms of the MWP V limited partnership agreement are substantially identical to the terms of the limited partnership agreement of MWP II. The Company is the sole general partner of both of the new operating partnerships. The capitalization, properties, liabilities and respective interests of the Company and the operating partnerships as a whole have remained the same following the operating partnership division transactions as they were prior to them, except that some of the properties formerly held in the name of MWP I now are held in the name of MWP IV, and some of the properties formerly held in the name of MWP II now are held in the name of MWP V, and neither of the two new partnerships have any mortgage debt. The operating partnerships Mission West Properties, L.P. and Mission West Properties, L.P. III were unaffected by the transactions. The two new operating partnerships also became parties to the acquisition agreement and the exchange rights agreement, which are discussed below, so that all of the O.P. Units of those partnerships have the same rights as the O.P. Units of the other operating partnerships. There was no issuance of common shares associated with these transactions, and the total number of O.P. Units outstanding was the same immediately before and after the transactions.

Through various property acquisition agreements with the Berg Group and subject to the approval of the Independent Directors Committee of the board of directors, we have the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future. With in-house development, architectural and construction personnel, the Berg Group continues to focus on a full range of land acquisition, development and construction activities for R&D properties, often build-to-suit, to meet the demands of Silicon Valley information technology companies. As the developer, the Berg Group takes on the risks of purchasing the land, obtaining regulatory approvals and permits and financing construction.  Since September 1998, we have acquired approximately 3,453,000 additional rentable square feet of R&D properties from the Berg Group under these agreements.

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

Our Relationship with the Berg Group

Through a series of transactions occurring between May 1997 and December 1998, we became the vehicle for substantially all of the Silicon Valley R&D property operating activities of the Berg Group. We are the general partner pursuant to the partnership agreements of the operating partnerships and, along with members of the Berg Group and other individuals, are party to an acquisition agreement dated as of May 14, 1998 (and amended, as of July 1, 1998, June 28, 1999, and December 30, 2011), and an exchange rights agreement. Each agreement defines the material rights and obligations among us, the Berg Group members, and other parties to those agreements. Among other things, these agreements give us rights to:

•	control the operating partnerships; and
•	acquire R&D, office and industrial properties identified by the Berg Group in California, Oregon and Washington, subject to approval of the Independent Directors Committee of the board of directors.

Under these agreements, our charter and our bylaws, the Berg Group has the right to:

•	designate two of five nominees for director to be elected by our stockholders, subject to the Berg Group’s maintenance of certain ownership interests;
•	participate in our securities offerings;
•	exchange their O.P. Units for shares of our common stock;
•	vote on major transactions, subject to maintenance of certain ownership thresholds; and
•	prevent us from selling properties when the sale will have adverse tax consequences to the Berg Group members.

To comply with REIT requirements that restrict the percentage of the total value of our stock that may be owned by five or fewer individuals to 50% or less, our charter generally prohibits the direct or indirect ownership of more than 9% of our common stock by any stockholder. This limit excludes the Berg Group, which has an aggregate ownership limit of 20%. Currently, the Berg Group members collectively own approximately 8.8% of the outstanding shares of our common stock.

Carl E. Berg, the Company’s Chairman of the Board of Directors and Chief Executive Officer and the controlling member of the Berg Group, has been engaged in the development and long-term ownership of Silicon Valley real estate for 40 years. In 1969, Mr. Berg foresaw the rising demand for efficient, multi-purpose facilities for the rapidly growing information technology industry in the Silicon Valley. Since 1972, in addition to his real estate activities, Mr. Berg also has been actively involved in venture capital investments in many information technology companies in the Silicon Valley, including such companies as Amdahl Corporation, Sun Microsystems, Inc., and Integrated Device Technologies, Inc. He serves on the board of directors of numerous electronics and energy technology companies. These activities have helped Mr. Berg develop a detailed understanding of the real estate requirements of technology companies, acquire valuable market information and increase his name recognition within the venture capital and entrepreneurial communities. These activities also manifest his commitment to the growth and success of Silicon Valley companies. We believe that Mr. Berg’s substantial knowledge of and contacts in various technology industries provide a significant benefit to the Company.

Acquiring Properties Developed by the Berg Group

We entered into the Berg land holdings option agreement in December 1998 under which we had an option to purchase all land acquired, directly or indirectly, by Carl E. Berg or Clyde J. Berg that had not been improved with completed buildings and which were zoned, intended or appropriate for R&D, office and/or industrial development or use in the states of California, Oregon and Washington. The Berg land holdings option agreement expired on December 31, 2010. However, the Berg Group remains obligated to present to us in the first instance all investment and acquisition opportunities for development of this nature in these three states, as explained further below under “Opportunistic Acquisitions.”

As of December 31, 2011, we had acquired 23 leased R&D properties totaling approximately 2,243,000 rentable square feet under the Berg land holdings option agreement at a cost of approximately $237.8 million, for which we have issued 8,482,085 O.P. Units and assumed debt of approximately $141.4 million.

Although the Berg land holdings option agreement expired on December 31, 2010, we anticipate that we will continue to work with the Berg Group in identifying and acquiring future R&D properties presented by the Berg Group. As a general policy which has been established by the Independent Directors Committee of the board of directors, we typically acquire properties from the Berg Group when they have been leased. We are responsible for a significant portion of the leasing process in connection with such acquisitions, however.

Recent Rental Market Developments and Their Impact on Our Business

All of our properties are located in the Northern California area known as Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. In the past several years, the Silicon Valley R&D property market has fluctuated with the local economy. According to a recent report by Cassidy Turley Real Estate (the “CT Report”), vacancy rates for Silicon Valley R&D property decreased from approximately 18.7% in late 2010 to 15.8% at the end of 2011. Total vacant R&D square footage in Silicon Valley at the end of the fourth quarter of 2011 amounted to approximately 26.7 million rentable square feet, of which 8.3%, or approximately 2.2 million rentable square feet, was sublease space. According to the CT Report, in 2010 total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) amounted to approximately 0.4 million rentable square feet, and in 2011 there was total positive net absorption of approximately 4.0 million rentable square feet. Conditions in the local R&D property market have been improving due to higher demand for space by technology companies in anticipation of expanding their employment base. According to the CT Report, the average asking market rent per square foot was $1.15 and $1.01 at year-end 2011 and 2010, respectively. However, the Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket, and individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Moreover, the impact of vacancies has not been uniform throughout the area.

Leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years, but has improved within the last year. Nevertheless, the time to complete the marketing and lease up of vacant space can take anywhere from 18 to 40 months in many cases as a result of the over-supply of R&D properties in the market.

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

We believe that the average 2012 renewal rental rates for our properties may be approximately equal to, greater than, or perhaps, below current market rents. Excluding month-to-month leases comprised of approximately 88,000 rentable square feet, leases representing approximately 426,000 rentable square feet, representing approximately 4.3% of our projected 2012 cash rent, are scheduled to expire during 2012. If we are unable to lease a significant portion of any vacant space or space scheduled to expire; if we experience significant tenant defaults as a result of the current economic downturn; if we restructure existing leases and lower existing rents in order to retain tenants for an extended term; if we increase our lease costs and operating expenses substantially to accommodate multiple tenants in our R&D properties; or if we are not able to lease space at or above current market rates, our results of operations and cash flows will be affected adversely.

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

We believe that our use of the operating partnership structure allows us to offer prospective sellers the opportunity to contribute properties on a tax-deferred basis in exchange for O.P. Units. Although we have not consummated any transactions on this basis since our July 1, 1998, acquisition of the Berg Group properties, this capacity to complete tax-deferred transactions with sellers of real property further enhances our ability to acquire additional properties.

Focus on Single Tenant Silicon Valley R&D Properties

We intend to continue to emphasize the acquisition of single-tenant rather than multi-tenant properties, a practice that has historically contributed to the relatively low turnover and higher occupancy rates on our properties. We believe that the relatively small number of tenants (63 total) leasing our properties, mostly under the triple net lease structure, allows us to efficiently manage the properties and to serve our tenants’ needs without extensive in-house staff or the assistance of a third-party property management organization. In addition, this emphasis allows us to incur less expense for tenant improvements and leasing commissions than multi-tenant, high turnover property owners. This strategy also reduces the time and expense associated with obtaining building permits and other governmental approvals. We believe that the relatively stable, extended relationships that we have developed with our key tenants are valuable in the expansion of our business.

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

Operating Partnership Agreements

Management

The operating partnerships consist of six separate limited partnerships engaged in the combined operation and ownership of all our properties. The operating partnership agreements are identical in all material respects for all six of the limited partnerships. Pursuant to the operating partnership agreements, we act as the sole general partner of the operating partnerships, in which capacity we have exclusive control of the business and assets of the operating partnerships and generally have full and complete authority, discretion and responsibility with respect to the operating partnerships’ operations and transactions, including, without limitation, acquisitions of additional properties, borrowing funds, raising new capital, leasing buildings, as well as selecting and supervising all employees and agents of the operating partnerships. Through our authority to manage our business and affairs, our board of directors directs the business of the operating partnerships.

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

Exchange Rights, Put Rights and Registration Rights

Under the exchange rights agreement between us and the limited partners, the limited partners have exchange rights that generally became exercisable on December 29, 1999. The exchange rights agreement permits every limited partner to tender O.P. Units to us, and, at our election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under our charter document, or the overall 20% Berg Group ownership limit, as the case may be. For more information, please refer to Item 1A, “Risk Factors – Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall.” This exchange ratio is subject to adjustment for stock splits, stock dividends, recapitalizations of our common stock and similar types of corporate actions. In addition, once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, we will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1 million in the aggregate for all tendering limited partners, in which case, the operating partnerships or we will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1 million. Through December 31, 2011, no limited partner ever has exercised this put right.

The number of shares of our common stock issuable in exchange for the total number of O.P. Units outstanding at July 1, 1998, and the O.P. Units issued pursuant to our agreements with the Berg Group were registered under the Securities Act and generally may be sold without restriction if they are acquired by limited partners that are not affiliates, as defined under SEC Rule 144. For more information please refer to Item 1A, “Risk Factors – Shares eligible for future sale could affect the market price of our stock.” The exchange rights agreement gives the holders of O.P. Units the right to participate in any registered public offering of the common stock initiated by us to the extent of 25% of the total shares sold in the offering upon converting O.P. Units to shares of common stock, but subject to the underwriters’ unlimited right to reduce the participation of all selling stockholders. The holders of O.P. Units will be able to request resale registrations of shares of common stock acquired on exchange of O.P. Units on a Form S-3, or any equivalent form of registration statement, subject to limitations and restrictions contained in the exchange rights agreement.  In April 2006, we registered up to 86,088,095 shares of common stock issuable on exchange of O.P. Units for resale pursuant to the prospectus included in a registration statement on Form S-3 that the SEC declared effective on April 28, 2006. We intend to maintain the effectiveness of this registration statement in order to facilitate re-sales of shares of common stock acquired by O.P. Unit holders from time to time without volume limitations or other resale restrictions under SEC Rule 144.

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

Term

The operating partnerships will continue in full force and effect until December 31, 2048, or until sooner dissolved pursuant to the terms of the operating partnership agreements.

Employees

As of February 29, 2012, we employed six people, all of whom work at our executive offices at 10050 Bandley Drive, Cupertino, California, 95014.

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

In the Silicon Valley, market and economic conditions have been unprecedented and challenging with tighter credit conditions and modest growth through 2011. For the year ended December 31, 2011, continued concerns about the impact of inflation, the availability and cost of credit and a declining real estate market have contributed to increased market volatility and diminished expectations for the Silicon Valley economy and the real estate market, in particular. While recent economic data reflects moderate economic growth in the United States, these conditions, combined with low business and consumer confidence and high unemployment have contributed to high volatility and a zero-to-low growth business environment with businesses generally reluctant to take risks, expand operations and hire additional workers.  Substantial regulatory uncertainty and new burdens on businesses have contributed to the weak business environment.

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

As of December 31, 2011, we had R&D space available for lease representing approximately 27.7% of the total rentable square footage of our properties. In addition, leases representing approximately 426,000 rentable square feet are scheduled to expire in 2012. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. Declining rents in a number of our submarkets where our properties are located will affect our business adversely. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases or vacancy rate increases, our financial condition, results of operations, cash flows, could be adversely affected, and consequently, the quoted trading price of our security, our ability to satisfy our debt service obligations and to pay distributions to stockholders may be affected adversely as well.

We have announced the intention of our board of directors to identify potential strategic alternatives, but there can be no assurance that we will find or complete any such transaction at or, that any such transaction would be completed at a price per share of common stock that is at or above the current price of our common stock.

In December 2011, we announced that our board of directors had authorized management to explore strategic alternatives for the possible sale of the Company.  The price of our common stock increased significantly subsequent to that announcement, and possibly as a consequence of it. To date, we have not identified any such transaction for negotiation by management or review and approval by the board of directors or made any decision to sell the Company. It is possible that no such strategic alternative will be identified or completed, or that if we identify and agree to proceed with such an alternative, that it will provide for the payment of a price per share equal to or in excess of the current market price of our common stock. If we are unable to identify and complete such a transaction at a price at least equal to the current price, we would expect the price of a share of our common stock to decline, perhaps materially.

We may not be able to obtain additional capital to further our business objectives.

Our ability to acquire properties and invest in improvements to existing properties depends upon our ability to obtain capital on affordable terms. We expect to encounter difficulty in obtaining substantial new debt financing for property improvements and acquisitions and believe this lack of financing will limit the level of our new investment activity and diminish our prospects for growth in the foreseeable future.

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

Substantial Ownership Interest
The Berg Group currently owns common stock and O.P. Units representing approximately 73.9% of the equity interests in the operating partnerships and approximately 73.6% of our equity interests on a Fully Diluted basis as of December 31, 2011. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group’s ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

Berg Land Holdings
The Berg land holdings option agreement expired on December 31, 2010, and we no longer have the right to acquire properties from the Berg Group or the pre-determined terms provided in that agreement. However, the Berg Group remains obligated to present to us in the first instance all investment and acquisition opportunities for development in the states of California, Oregon and Washington. Although we do not currently perceive growth opportunities from the land that was subject to the Berg land holdings option agreement, it is possible that the termination of that agreement will result in limitation of our growth, which could cause our stock price to fall.

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

Related Party Debt
We are liable to the Berg Group under a mortgage loan of approximately $7.1 million due in June 2013, which was extended from the original maturity date of June 2010, in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg land holdings option agreement. Also, funds from operations have not always been sufficient to fund both full dividend distributions and our full debt service obligations, so from time-to-time the Berg Group has provided short-term funding for dividend distributions, but is not obligated to do so. Due to the lack of large short-term credit facilities, and the favorable terms that have been provided to us by the Berg Group, we frequently rely on these short-term loans from the Berg Group, which may not always be available. As of the date of this report, we had no short-term debt owing to the Berg Group, but our need for such funding in the future is conceivable. If the Berg Group is unwilling or unable to provide such short-term debt funding, we will have to find other probably more expensive sources of funding or reduce dividend distributions. If we are unable to repay our debt to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure of one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, “Risk Factors – Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall.”

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

Loss of Key Tenants
Single tenants, many of whom are large, publicly traded information technology companies, occupy most of our properties. We may lose tenants when existing leases expire because it may be difficult to re-lease the same property due to the substantial overcapacity of R&D properties in the Silicon Valley at present. Losing a key tenant could adversely affect our operating results and our ability to make distributions to stockholders if we are unable to obtain replacement tenants promptly. Moreover, to retain key tenants upon the expiration of existing leases we may need to reduce rents, which also could adversely affect our operating results and ability to make distributions.

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

Our Substantial Indebtedness
Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Furthermore, our mortgage loans may be subject to covenants that we are obligated to satisfy. For example, under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $69.0 million outstanding as of December 31, 2011, could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of our common stock held by the members of the Berg Group. We do not expect there to be such a sale or transfer in the foreseeable future, other than in connection with a sale of the Company, the possibility of which is being explored currently by our management, and pursuant to which we would expect to make arrangements for the assumption or repayment this indebtedness. The members of the Berg Group have no obligation to us to refrain from any such sale or other transfer apart from a transaction involving the sale of the entire Company. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

There can be no assurance that we will not take impairment charges in the future related to the impairment of our assets. As of the years ended December 31, 2011, 2010 and 2009, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on our results of operations and funds from operations in the period in which the charge is taken.

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

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of December 31, 2011, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. In addition, pursuant to a registration statement on Form S-3 declared effective by the SEC in April 2006, all shares of common stock acquired upon exchange of currently outstanding O.P. Units may be resold without any such restrictions. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, also may be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

The following table sets forth certain information relating to our properties as of December 31, 2011:

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of 12/31/2011	Average 2011 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/2011	2011 Annual Base Rent (1)
5300-5350 Hellyer Avenue (2)	2	160,000	100%	100%	Tyco Electronics Corporation	160,000	$4,200,762

10401-10411 Bubb Road (2)	1	20,330	100%	100%	Aeroflex, Inc.	20,330	350,697

45365-45395 Northport Loop West	1	64,218	57%	42%	Optovue, Inc.	36,646	162,149

45738 Northport Loop West	1	44,256	55%	54%	Measurement Specialties, Inc.	24,499	343,382

4050 Starboard Drive	1	52,232	0%	8%	Vacant	-	45,195

3501 West Warren Avenue & 46600 Fremont Boulevard	1	67,864	60%	46%	Encore Solar, Inc. Sunnyvale Fluid System Tech, Inc.	25,000 15,675	268,662

48800 Milmont Drive	1	53,000	0%	0%	Vacant	-	-

4750 Patrick Henry Drive	1	63,105	100%	100%	Infoblox, Inc.	63,105	714,886

Triangle Technology Park (2)	7	416,927	69%	71%	Intevac Corporation Comtech Xicom Technology, Inc. LSA Cleanpart, LLC	169,583 71,216 31,500	3,260,759

Location	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of 12/31/2011	Average 2011 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/2011	2011 Annual Base Rent (1)
5830-5870 Hellyer Avenue	1	109,715	71%	71%	Shocking Technologies, Inc. MeiVac, Inc.	51,859 26,557	858,685

5750 Hellyer Avenue	1	73,312	100%	100%	NDS Surgical Imaging, LLC	73,312	755,362

5500-5550 Hellyer Avenue	2	196,534	68%	68%	CTS Corporation Snap-on, Inc.	81,242 52,243	1,908,893

5400 Hellyer Avenue	1	77,184	80%	65%	Quantum 3D, Inc. Capella, Inc.	39,777 21,750	498,478

5325-5345 Hellyer Avenue	2	256,500	100%	100%	Celestica Asia, Inc.	256,500	6,652,044

5905-5965 Silver Creek Valley Rd.	4	346,000	0%	0%	Vacant	-	-

5845 Hellyer Avenue	1	98,500	0%	0%	Vacant	-	-

845-855 Embedded Way	1	67,912	100%	100%	Celestica Asia, Inc. Lynuxworks, Inc.	39,039 28,873	1,122,678

1065-1105 La Avenida Street	5	515,700	100%	100%	Microsoft Corporation	515,700	13,494,452

1040-1050 La Avenida Street	1	41,354	0%	0%	Vacant	-	-

1875 Charleston Road	1	42,126	100%	100%	Google, Inc.	42,126	944,548

1750 Automation Parkway	1	80,641	100%	100%	JDS Uniphase Corporation	80,641	841,882

1756 Automation Parkway	1	80,640	36%	36%	A&D Engineering, Inc.	28,739	346,788

1762 Automation Parkway	1	61,100	100%	100%	Hermes Microvision, Inc.	61,100	805,634

1764 Automation Parkway	1	110,592	67%	67%	2Wire, Inc.	74,584	889,386

255 Caspian Drive	1	119,756	100%	100%	Equinix Operating Company, Inc.	119,756	2,786,347

245 Caspian Drive (3)	1	-	-	-	-	-	-

5941 Optical Court	1	67,500	90%	84%	Redevelopment Agency of San Jose Aria Diagnostics, Inc.	36,594 23,994	416,308

5981 Optical Court	1	110,542	100%	100%	SoloPower, Inc.	110,542	2,385,060

5970 Optical Court	1	128,520	100%	100%	Orbotech Ltd.	128,520	1,465,128

5900 Optical Court	1	165,000	100%	100%	Stryker Corporation	165,000	3,078,240

2630 Orchard Parkway	1	60,633	100%	8%	Aruba Networks, Inc.	60,633	120,000

2610 Orchard Parkway	1	54,093	0%	0%	Vacant	-	-

55 West Trimble Road	1	91,722	0%	0%	Vacant	-	-

2001 Walsh Avenue	1	80,000	100%	100%	Nvidia Corporation	80,000	1,041,183

2880 Scott Boulevard	1	200,000	100%	100%	NEC Electronics America, Inc.	200,000	2,823,403

2890 Scott Boulevard	1	75,000	100%	100%	Nvidia Corporation	75,000	1,716,714

2770-2800 Scott Boulevard	1	99,800	100%	100%	Nvidia Corporation	99,800	1,472,554

2300 Central Expressway	1	46,338	100%	100%	Huawei Technologies Company Ltd.	46,338	765,462

2220 Central Expressway	1	62,522	100%	100%	Huawei Technologies Company Ltd.	62,522	850,060

2330 Central Expressway	1	62,522	100%	100%	Huawei Technologies Company Ltd.	62,522	1,032,810

233 South Hillview Drive	2	95,690	100%	100%	Exar Corporation	95,690	945,410

2251 Lawson Lane	1	125,000	51%	51%	Synaptics, Inc.	64,270	1,234,279

Tenant	No. of Properties	Total Rentable Sq. Ft.	Percentage Occupied as of 12/31/2011	Average 2011 Occupancy	Major Tenants	Major Tenants Rentable Sq. Ft. at 12/31/2011	2011 Annual Base Rent (1)
1230 East Arques	1	60,000	100%	100%	Fujitsu	60,000	349,964

1250 East Arques	4	200,000	100%	100%	Fujitsu	200,000	869,311

20400 Mariani Avenue	1	105,000	100%	100%	Apple, Inc.	105,000	3,809,319

10500 De Anza Boulevard	1	211,000	100%	100%	Apple, Inc.	211,000	4,448,019

20605-705 Valley Green Drive	2	142,000	100%	100%	Apple, Inc.	142,000	2,718,530

10300 Bubb Road	1	23,400	100%	100%	Apple, Inc.	23,400	416,808

10440 Bubb Road	1	19,500	100%	100%	Apple, Inc.	10,833	291,188

10450-10460 Bubb Road	1	45,460	100%	100%	Ricoh Corporation Apple, Inc.	30,460 15,000	686,337

1135 Kern Avenue	1	18,300	0%	0%	Vacant	-	-

450 National Avenue	1	36,100	28%	28%	AnchorFree, Inc.	10,000	240,324

3301 Olcott Street	1	64,500	73%	73%	Mosys, Inc.	46,886	596,668

2800 Bayview Avenue	1	59,736	0%	0%	Vacant	-	-

5521 Hellyer Avenue	1	203,800	100%	78%	Nanosolar, Inc.	203,800	1,636,521

6850 Santa Teresa Boulevard	1	30,000	41%	41%	Bio-Medical Applications of CA, Inc	12,350	134,599

6810 Santa Teresa Boulevard & 180 Great Oaks Boulevard	1	54,996	100%	93%	ZiLOG, Inc.	40,527	712,253

140-160 Great Oaks Boulevard & 6781 Via Del Oro	2	105,300	72%	75%	Semiconductor Tooling Services Instant Asphalt, Inc.	53,300 22,000	767,449

6540-6541 Via Del Oro & 6385-6387 San Ignacio Avenue	2	66,600	69%	68%	Modutek Corporation Amtech, Inc.	17,400 10,892	346,438

6311-6351 San Ignacio Avenue	5	362,767	73%	73%	Stion Corporation	265,612	1,125,097

6320-6360 San Ignacio Avenue	1	157,292	0%	0%	Vacant	-	-

25-75 East Trimble Road & 2610 North First Street	2	170,810	30%	46%	Public Wireless, Inc.	45,191	785,523

2904 Orchard Parkway	1	75,335	100%	100%	BAE Systems Land & Armaments	75,335	1,348,497

3236 Scott Boulevard	1	54,672	49%	49%	Universal Semiconductor Tech., Inc.	26,716	210,789

1212 Bordeaux Lane	1	71,800	100%	100%	Loral Space & Communications, Inc.	71,800	734,298

McCandless Technology Park	12	589,482	0%	0%	Vacant	-	-

1600 Memorex Drive	1	107,500	64%	25%	BT INS, Inc.	22,800	245,910

1688 Richard Avenue	1	52,800	100%	100%	NWE Technology, Inc.	52,800	429,888

1700 Richard Avenue	1	58,783	100%	100%	Silicon Valley Colocation, Inc.	58,783	1,670,787

Morgan Hill Land (4)	-	-	-	-	-	-	-

300 Montague Expressway (5)	1	49,457	0%	0%	Vacant	-	29,853

337 Trade Zone Boulevard	1	42,912	0%	0%	Vacant	-	-

324-368 Montague Expressway	1	56,265	0%	0%	Vacant	-	-

TOTAL	111	8,039,947	72%				$85,202,650

(1)
Annual cash rents do not include the recognition of rental income on the straight-line method of accounting required by accounting principles generally accepted in the United States of America (“GAAP”) under which contractual rent payment increases are recognized evenly over the lease term.

(2)	Joint venture properties.
(3)
Property represents a commitment by the Berg Group to construct an approximate 75,000 to 90,000 square foot building on land acquired in 2001. See Item 8, “Financial Statements and Supplementary Data – Note 22” for the application of this obligation by the Berg Group.

(4)
This property comprises of 55 acres of vacant land, which could support approximately 800,000 rentable square feet of space. The vacant land is currently zoned for industrial use and a portion has the potential to be rezoned for residential use.

(5)	The $29,853 rent received at the 300 Montague Expressway property represents rent for roof space.

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

For the years ended December 31, 2011, 2010 and 2009, the occupancy rates for leased properties in our portfolio were approximately 72.3%, 69.9% and 65.5%, respectively.

The average annual rental per square foot for our portfolio of properties for the years ended December 31, 2011, 2010 and 2009 was approximately $15.05, $15.54 and $15.58, respectively.

We have four properties, namely the McCandless Technology Park, 300 Montague Expressway, 337 Trade Zone Boulevard and 324-368 Montague Expressway, consisting of approximately 738,000 rentable square feet that are re-zoned for residential development. We are not actively seeking to lease these properties because we expect to sell them. Most of these properties are classified as assets held for sale because they meet the criteria set forth in the accounting provisions of assets held for sale.

Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the properties beginning with 2012, assuming that none of the tenants exercise existing renewal options or termination rights.  The table excludes approximately 2,673,000 rentable square feet that were vacant as of December 31, 2011.

Year of Lease Expiration	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases (1)	2012 Annual Base Rent Under Expiring Leases (2)	Percentage of Total Annual Base Rent Represented By Expiring Leases (3)
2012	9	425,587	$3,357,296	4.3%
2013	7	361,923	5,384,022	7.0%
2014	22	1,823,675	29,384,379	37.9%
2015	8	587,437	9,334,125	12.1%
2016	8	394,806	4,550,977	5.9%
2017	12	727,552	9,816,647	12.7%
2018	5	431,606	5,280,550	6.8%
2019	2	212,480	3,433,726	4.4%
2020	3	208,768	4,471,322	5.8%
Thereafter	1	105,000	2,440,715	3.1%
Total	77	5,278,834	$77,453,759	100%

(1)	Excludes approximately 88,000 rentable square feet which are on month-to-month leases.
(2)	The base rent for expiring leases is based on 2012 scheduled cash rent, which is different than annual rent determined in accordance with GAAP.
(3)	Based upon 2012 cash rent as discussed in Note (2).

According to the CT Report, the average asking market rent per square foot was $1.15 at year-end 2011. Leases that expired in 2011 had an average asking market rent per square foot of $1.19. Leases scheduled to expire in 2012 have an average asking market rent per square foot of $1.15, although individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Moreover, the impact of vacancies has not been uniform throughout the area. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. We believe that the average 2012 renewal rental rates for our properties will be approximately equal to, greater than, or perhaps, below current market rents.

Leasing activity for new build-to-suit and vacated R&D properties has slowed considerably during the past several years, but has improved within the last year. The time to complete the marketing and lease up of vacant space can take anywhere from 18 to 40 months in many cases as a result of the over-supply of R&D properties in the market. We anticipate renewing approximately 60% of the 426,000 rentable square feet scheduled to expire in 2012. Due to the over-supply of R&D properties in the market, we are still experiencing difficulties leasing current available space due to competition with other landlords.

As of December 31, 2011, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc. Microsoft and Apple represented approximately 15.8% and 13.8% of our total 2011 cash base rent, respectively.

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

We have five leases with Apple for multiple properties, with one lease expiring in 2012, two leases expiring in 2014, one lease expiring in 2018, and one lease expiring in 2022. We are currently negotiating the terms for the lease expiring in 2012. These leases have a range of one to three separate options to extend the lease for successive additional periods of three to five years commencing on the expiration of the initial lease term upon the same terms and conditions of the initial lease term except that base rent for each option shall be determined at 95% of the fair market rent for the option term with annual increases in base rent.

If we are unable to lease a significant portion of the available space and space scheduled to expire in 2012 and thereafter at any of our properties; if existing tenants do not renew their leases; or if rental rates decrease, our results of operations, financial condition and cash flows would be affected adversely.

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

Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Environmental assessments have been conducted for all of the properties.

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

Mission West Properties, L.P. v. Republic Properties Corporation, et al. Santa Clara County Superior Court, Case No. CV 796249. In February 2001, while the Maryland case was pending, we filed a suit against RPC in the Superior Court of the State of California for the County of Santa Clara, Case No.  CV 796249. The case was stayed pending resolution of the Maryland case, and we dismissed our suit on March 4, 2005. In April 2005, RPC submitted a motion asking the superior court to reinstate the case, which the court granted on May 25, 2005. In April 2006, the Maryland case was dismissed by the highest court in Maryland for lack of personal jurisdiction. On July 5, 2006, RPC filed a cross-complaint in the case seeking partnership distributions to which we demurred. The court sustained our demurrer with leave to amend. Subsequently, RPC filed an amended complaint, and we submitted another demurrer seeking dismissal of the claims on statute of limitations grounds. A trial in the California Superior Court commenced in February 2009. On September 17, 2009, the superior court issued a final decision and entry of judgment in favor of RPC in the amount of approximately $6.6 million, together with pre-judgment interest of 10% through September 3, 2009 in the sum of approximately $2.7 million, for a total of approximately $9.3 million. As a result, we recorded an additional $0.5 million in interest expense. We filed an appeal following the court’s issuance of a final decision and entry of judgment. On October 5, 2009, we deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $14.0 million, of which approximately $4.7 million, or 50% of $9.3 million, was a deposit to appeal the court’s final decision. On July 18, 2011, the superior court denied our appeal. We requested that the superior court’s decision be reviewed by the California Supreme Court. In October 2011, we learned that our appeal efforts with the California Supreme Court were unsuccessful. In December 2011, we finalized the details with our legal counsel to arrange for the transfer of funds held by the California Superior Court to pay off the judgment plus accrued interest, and coordinate with the Independent Directors Committee of the Board of Directors and Berg & Berg Enterprises, Inc. (“BBE”) on the transfer of the former RPC interest from BBE to RPC. We have accrued approximately $4.4 million in interest expense since September 2009 on the amount of past distributions that would be payable to RPC by Hellyer Avenue Limited Partnership (“Hellyer LP”) based on the judgment determined at the legal rate of interest of 10%. In addition, we have accrued approximately $1.3 million in interest receivable due from BBE because past distributions with respect to RPC’s interest in Hellyer LP were paid to BBE, which interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. Payments to RPC in the amount of approximately $8.9 million, together with pre-judgment interest of 10% in the sum of approximately $4.2 million, for a total of approximately $13.1 million were deducted from the $14.0 million deposited with the clerk of the Santa Clara County Superior Court in December 2011 and February 2012. Approximately $0.9 million of the 14.0 million deposit will be refunded to us.

For additional information about this litigation and the underlying transactions you should refer to Part II “Item 8. – Notes to Consolidated Financial Statements – Note 13.”

Item 4.   Mine Safety Disclosures

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Historical Performance Comparison

The following graph compares the change in the Company’s cumulative stockholder return on its shares of common stock to the cumulative total return of the NAREIT Equity REIT Total Return Index (“NAREIT Equity Index”) and the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) from December 29, 2006 to December 31, 2011. The line graph starts December 29, 2006. The graph assumes that the value of the investment in the Company’s common stock was $100 at December 31, 2006 and that all dividends were reinvested. The common stock’s price on December 29, 2006 was $13.10. The Company obtained the information about the NAREIT Equity Index and S&P 500 Index from each entity respectively, and has assumed that the information is reliable, but cannot assume its accuracy. The return shown on the graph is not necessarily indicative of future performance.

The stock price performance shown in the graph is not necessarily indicative of future performance of the Company’s common stock.

Our common stock is listed on the Nasdaq Stock Market, LLC (“NASDAQ”) and trades under the symbol “MSW.” The closing price of our common stock on December 30, 2011, the last trading day of the year, was $9.02 per share. The closing high and low price per share of common stock as reported on NASDAQ during each quarter of 2011 and 2010 were as follows:

	2011		2010
	High	Low	High	Low
1st Quarter	$6.96	$6.47	$7.74	$6.47
2nd Quarter	$8.80	$6.42	$7.74	$6.50
3rd Quarter	$8.83	$6.91	$7.15	$6.50
4th Quarter	$9.11	$7.00	$7.12	$6.50

On February 29, 2012, there were 130 registered holders of the Company’s common stock.

Dividend Policy

We declared and paid dividends in each quarter of 2011 and 2010. We expect to pay quarterly dividends in 2012. The following tables show information for quarterly dividends for 2011 and 2010.

	2011
	Record Date	Payment Date	Dividend Per Share
1st Quarter	03/31/11	04/07/11	$0.13
2nd Quarter	06/30/11	07/07/11	0.13
3rd Quarter	09/30/11	10/06/11	0.13
4th Quarter	12/30/11	01/05/12	0.13
Total			$0.52

	2010
	Record Date	Payment Date	Dividend Per Share
1st Quarter	04/02/10	04/08/10	$0.15
2nd Quarter	06/30/10	07/08/10	0.15
3rd Quarter	09/30/10	10/07/10	0.15
4th Quarter	12/31/10	01/06/11	0.15
Total			$0.60

The declaration and payment of dividends and distributions will continue to be determined by the board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt service requirements and other factors.

For federal income tax purposes, we have characterized the dividends declared in 2011 as follows: 95.4% taxable ordinary income and 4.6% long-term capital gain (unaudited). For 2010, we have characterized 83.7% taxable ordinary income and 16.3% long-term capital gain (unaudited).

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

Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Item 8, “Financial Statements and Supplementary Data”) and is as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
OPERATING INFORMATION: (1)
Operating revenues:
Rental income	$83,574	$81,037	$81,458	$77,826	$78,162
Above market lease intangible asset amortization	-	-	-	-	(4,091)
Tenant reimbursements	17,701	14,868	18,273	15,775	12,436
Other income, including lease terminations and settlements	3,581	2,590	3,708	4,184	61,931
Total operating revenues	104,856	98,495	103,439	97,785	148,438

Operating expenses:
Property operating, maintenance and real estate taxes	22,154	25,104	26,110	21,793	18,720
General and administrative	2,378	2,219	2,336	2,635	3,035
Depreciation and amortization	22,839	22,122	22,428	21,467	20,917
Total operating expenses	47,371	49,445	50,874	45,895	42,672

Operating income	57,485	49,050	52,565	51,890	105,766

Other income (expenses):
Equity in earnings of unconsolidated joint venture	27	303	309	19,617	1,408
Interest and dividend income	515	102	1,309	1,735	3,086
Realized and unrealized gain (loss) from restricted investment	-	4,067	5,011	(278)	-
Interest expense	(20,505)	(20,068)	(22,117)	(19,787)	(20,131)
Interest expense – related parties	(631)	(988)	(765)	(1,332)	(724)
Income from continuing operations	36,891	32,466	36,312	51,845	89,405

Discontinued operations:
Net gain on disposal of discontinued operations (2)	3,891	6,199	-	-	6,529
Net loss attributable to discontinued operations (2)	(1,881)	(2,170)	(1,863)	(1,505)	(86)
Income (loss) from discontinued operations	2,010	4,029	(1,863)	(1,505)	6,443

Net income	38,901	36,495	34,449	50,340	95,848
Net income attributable to noncontrolling interests	(29,626)	(28,022)	(26,058)	(40,206)	(76,960)
Net income available to common stockholders	$9,275	$8,473	$8,391	$10,134	$18,888

Weighted average shares of common stock (basic)	22,489,475	21,973,599	21,736,699	19,714,414	19,627,234
Weighted average shares of common stock (diluted)	22,917,552	22,121,724	21,923,104	19,996,349	19,854,411

Basic net income per share from continuing operations	$0.40	$0.36	$0.40	$0.52	$0.91
Diluted net income per share from continuing operations	$0.39	$0.35	$0.39	$0.52	$0.90

Basic net income (loss) per share from discontinued operations	$0.01	$0.03	$(0.01)	$(0.01)	$0.05
Diluted net income (loss) per share from discontinued operations	$0.01	$0.03	$(0.01)	$(0.01)	$0.05

Basic net income per share to common stockholders	$0.41	$0.39	$0.39	$0.51	$0.96
Diluted net income per share to common stockholders	$0.40	$0.38	$0.38	$0.51	$0.95

PROPERTY AND OTHER INFORMATION:
Total properties, end of period (3)	111	111	111	111	109
Total rentable square feet, end of period (000’s)	8,040	8,011	8,048	8,048	7,862
Average monthly rental income per square foot (4)	$1.25	$1.30	$1.30	$1.25	$1.42
Occupancy for leased properties, end of period	72%	70%	66%	66%	62%

Dividends per share to common stockholders	$0.52	$0.60	$0.65	$0.80	$0.64

Funds from operations (5)	$60,693	$56,018	$60,467	$55,334	$114,867
Funds from operations per share (5) (6)	$0.57	$0.53	$0.57	$0.52	$1.09

CASH FLOW INFORMATION:
Cash flows provided by operating activities	$72,481	$81,768	$56,072	$76,872	$78,814
Cash flows provided by (used in) investing activities	$4,156	$(6,738)	$(278)	$(26,496)	$(8,548)
Cash flows used in financing activities	$(80,625)	$(72,028)	$(54,808)	$(74,067)	$(80,360)

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
BALANCE SHEET INFORMATION:
Net investments in properties	$881,147	$894,980	$919,647	$943,579	$922,117
Total assets	$936,487	$968,284	$986,389	$1,034,285	$1,053,885
Mortgage notes payable	$331,166	$345,770	$318,818	$330,908	$337,520
Mortgage note payable – related parties	$7,139	$7,721	$8,261	$8,761	$9,224
Note payable – related parties	-	-	$9,325	-	-
Revolving line of credit	$3,305	-	$14,466	$13,079	-
Total liabilities	$383,400	$398,313	$389,260	$402,382	$388,581
Stockholders’ equity	$142,961	$142,070	$144,844	$134,418	$138,678
Noncontrolling interests in operating partnerships	$410,126	$427,901	$452,285	$497,485	$526,626
Common stock issued and outstanding	22,586,020	22,135,770	21,870,211	19,748,211	19,664,087
O.P. Units issued and outstanding	82,700,015	83,150,265	83,404,965	85,526,965	85,533,935

(1)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

(2)
The operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale are included in discontinued operations.

(3)
As of December 31, 2011, 2010, 2009, 2008 and 2007, total properties include a property at 245 Caspian in Sunnyvale with no building. In 2001, we paid the Berg Group approximately $7.5 million for their commitment to complete an approximate 75,000 to 90,000 square foot building on the property. See Item 8, “Financial Statements and Supplementary Data – Note 22” for the application of this obligation by the Berg Group.

(4)
Average monthly rental income per square foot has been determined by taking the total cash base rent for the period divided by the number of months in the period, and then divided by the average occupied square feet in the period.

(5)
Funds from Operations (“FFO”) is a non-GAAP financial term used by REITs to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), including non-recurring events other than “extraordinary items” under GAAP and excluding gains and losses from sales of discontinued operations or depreciable operating properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for sale and held for use. Additionally, our 2011, 2010, 2009, 2008 and 2007 FFO calculation includes our portion of the depreciation and amortization of real estate from our unconsolidated joint venture, but excludes the above-market lease intangible asset, which was recorded as a reduction of revenues. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared to other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO should neither be considered as an alternative for neither net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as we define FFO.

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

A reconciliation of net income to FFO for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Net income	$38,901	$36,495	$34,449	$50,340	$95,848
Add:
Depreciation and amortization (1)	26,097	26,078	26,425	25,833	26,050
Less:
Gain on sales of assets or joint venture assets	(3,891)	(6,199)	-	(20,471)	(6,529)
Noncontrolling interests in joint ventures	(414)	(356)	(407)	(368)	(502)
FFO	$60,693	$56,018	$60,467	$55,334	$114,867

Weighted average common shares and O.P. Units - diluted	105,714,112	105,432,088	105,461,581	105,524,677	105,016,651
FFO per common share and O.P. Unit - diluted	$0.57	$0.53	$0.57	$0.52	$1.09

(1)
Also includes our portion of depreciation and amortization of real estate from our unconsolidated joint venture totaling approximately $238, $238, $238, $900 and $757 in 2011, 2010, 2009, 2008 and 2007, respectively, amortization of leasing commissions totaling approximately $2,016, $2,090, $2,077, $1,709 and $2,558 in 2011, 2010, 2009, 2008 and 2007, respectively, and depreciation from discontinued operations totaling approximately $1,004, $1,629, $1,682, $1,758 and $1,818 in 2011, 2010, 2009, 2008 and 2007, respectively. Amortization of leasing commissions is included in the property operating, maintenance and real estate taxes line item in our consolidated statements of operations. (dollars in thousands)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the future financial performance, operating results, plans and objectives of Mission West Properties, Inc.  Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described in Part I – Item 1A, Risk Factors.

Overview and Background

Our original predecessor was formed in 1969 as Palomar Mortgage Investors, a California business trust, which operated as a mortgage REIT until 1979 when, under the name of Mission Investment Trust, it terminated its status as a REIT and began to develop and market its own properties. In 1982, Mission West Properties was incorporated as a successor to Mission Investment Trust. In 1997, our predecessor, Mission West Properties, sold all of its real estate assets and paid a special dividend to stockholders, after which it retained only nominal assets. Subsequently, the Berg Group acquired control of the corporation as a vehicle to acquire R&D properties, or interests in entities owning such properties, in a transaction completed on September 2, 1997. At that time the Berg Group and other investors acquired an aggregate 79.6% controlling ownership position. In May 1998, we, the Berg Group members, an independent limited partner, and certain other persons entered into an acquisition agreement providing, among other things, for our acquisition of interests as the sole general partner in the operating partnerships. At the time, the operating partnerships held approximately 4.34 million rentable square feet of R&D property located in Silicon Valley. The agreement also provided for the parties to enter into the pending projects acquisition agreement, the Berg land holdings option agreement and the exchange rights agreement, following stockholder approval.  Effective July 1, 1998, we consummated our acquisition of the general partner interests in the operating partnerships through the purchase of the general partner interests, and all limited partnership interests in the operating partnerships were converted into 59,479,633 O.P. Units, which represented ownership of approximately 87.89% of the operating partnerships. Our general partner interests represented the balance of the ownership of the operating partnerships. At December 31, 2011, we owned a 21.36% general partner interest in the operating partnerships, taken as a whole, on a weighted average basis.

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

We have grown through property acquisitions. Since September 1998, we have acquired a total of approximately 7.2 million rentable square feet of R&D buildings and vacant land under our agreements with the Berg Group and from unrelated third parties. The total cost of these properties was approximately $754.0 million. To acquire these properties, we paid cash or exchanged existing properties, issued a total of 28,510,261 O.P. Units and assumed debt totaling approximately $340.2 million.

Since 1998, we have sold a total of approximately 1.1 million rentable square feet of R&D buildings. The total sales price of these properties was approximately $165.7 million.

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

2011 Highlights

Leasing - During 2011, we executed new leases on approximately 241,000 rentable square feet with a weighted average rental rate of $1.19 per square foot and renewed leases for approximately 778,000 rentable square feet with a weighted average rental rate of $1.45 per square foot. Total tenant improvements and leasing commissions related to new and renewed leases were approximately $1.9 million and $1.1 million, respectively.

Acquisition - In 2011, we acquired one building in San Jose for a total purchase price of approximately $10.8 million consisting of approximately 67,500 rentable square feet.

Disposition - In 2011, we sold one building in Milpitas for a total sales price of approximately $7.3 million consisting of approximately 38,600 rentable square feet.

Financing - In 2011, we increased our revolving line of credit with the Heritage Bank of Commerce from $17.5 million to $19.0 million.

Company Sale Status

In late December 2011, we reported that we were exploring strategic alternatives for the possible sale of the Company and that our board of directors had authorized management to initiate a process to identify potential qualified buyers and determine an appropriate structure for the sale of the Company taking into account the potential value of the transaction to stockholders and operating unit holders. We conducted a broad-based marketing effort and currently are still reviewing proposals from potential qualified buyers. At this time, however, we are not engaged in any transaction, and our board of directors has not made a decision to recommend or authorize a sale of the Company.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long-lived assets, deferred rent, and allocation of purchase price relating to property acquisitions and the related depreciable lives assigned. Actual results may differ from these estimates under different assumptions or conditions.

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

Consolidation of Variable Interest Entities
We consolidate all variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary. For the year ended December 31, 2011, we consolidated one VIE in the accompanying consolidated financial statements in connection with an assignment of a lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (see Item 8, “Financial Statements and Supplementary Data – Note 7” for further discussion of this transaction). The arrangement with M&M terminated on December 31, 2011, and the VIE consolidation will cease effective January 1, 2012.

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

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Rental Income
As of December 31, 2011 and 2010, through our controlling interests in the operating partnerships, we owned 111 R&D properties totaling approximately 8.0 million rentable square feet. We acquired one R&D property and sold one R&D property in 2011.

The following table depicts the amounts of rental income from operations for the years ended December 31, 2011 and 2010, represented by our historical properties and the percentage of the total increase in rental income over the period that is represented by each group of properties.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$83,158	$81,037	$2,121	2.6%
2011 Acquisition (2)	416	-	416	100.0%
Total	$83,574	$81,037	$2,537	3.1%

(1)	“Same Property” is defined as properties owned by us prior to 2010 that we still owned as of December 31, 2011. There were 110 properties classified as “same property” as of December 31, 2011.
(2)	Operating rental income for 2011 acquisition does not reflect a full 12 months of operations in 2011 because the property was acquired during the year.

For the year ended December 31, 2011, our rental income increased by approximately $2.5 million, or 3.1%. The $2.5 million increase in rental income resulted from 19 new and renewed leases, after reductions attributable to 12 lease terminations during the year ended December 31, 2011. The increase was also the result of a one-time rent adjustment of approximately $1.6 million from a tenant dispute resolution.

Our overall occupancy rate for leased properties at December 31, 2011 and 2010 was approximately 72.3% and 69.9%, respectively. A part of the occupancy improvement was attributable to a vacant property disposition and vacant properties classified as assets held for sale and were not included in the vacancy statistic. According to the CT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2011, was approximately 84.2%. Due to an over-supply of R&D properties, Silicon Valley landlords are continually bidding competitively for tenants and consequently, our occupancy rate may drop in 2012 if we cannot renew or re-lease the approximately 426,000 rentable square feet scheduled to expire in 2012. The primary factors that have contributed to our low occupancy rate for several consecutive years have been the general downturn in the Silicon Valley’s economy, the softening of the R&D property market specifically, and the weaker relative performance of certain of our properties due to their location and the weak demand in those submarkets.

Other Income
The following table depicts the amounts of other income, including lease terminations, from operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Other income	$3,581	$2,590	$991	38.3%

Other income of approximately $3.6 million for the year ended December 31, 2011, included approximately $1.0 million of management fees, approximately $0.7 million from an incentive to lessee adjustment, $1.4 million from an environmental remediation payment, $0.1 million of termination fee and $0.4 million of miscellaneous income. Other income of approximately $2.6 million for the year ended December 31, 2010, included approximately $1.3 million of litigation proceeds, $1.0 million of management fees, $0.1 million of bankruptcy settlement and $0.2 million of miscellaneous income. We do not consider termination fees to be a recurring item.

Operating Expenses and Tenant Reimbursements
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes (“operating expenses”) from operations for the years ended December 31, 2011 and 2010, and the percentage of total decrease in expenses over the period that is represented by each group of properties.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$22,089	$25,104	$(3,015)	(12.0%)
2011 Acquisition (2)	65	-	65	100.0%
Total	$22,154	$25,104	$(2,950)	(11.8%)

(1)	“Same Property” is defined as properties owned by us prior to 2010 that we still owned as of December 31, 2011. There were 110 properties classified as “same property” as of December 31, 2011.
(2)	Operating expenses for 2011 acquisition do not reflect a full 12 months of operations in 2011 because the property was acquired during the year.

Operating expenses decreased by approximately ($2.9) million, or (11.8%), from $25.1 million for the year ended December 31, 2010, to $22.2 million for the year ended December 31, 2011, primarily due to lower insurance expense, real estate taxes and repair and maintenance costs. Tenant reimbursements increased by approximately $2.8 million, or 19.1%, from $14.9 million for the year ended December 31, 2010, to $17.7 million for the year ended December 31, 2011. The amount of tenant reimbursements increased primarily because we paid out higher refunds to tenants in 2010, which decreased tenant reimbursements. Total operating expenses exceeded tenant reimbursements because of vacancies, since certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2011 and 2010, our vacancy rate was approximately 27.7% and 30.1%, respectively.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
General and administrative	$2,378	$2,219	$159	7.2%

General and administrative expenses increased by approximately $0.2 million, or 7.2%, from $2.2 million for the year ended December 31, 2010, to $2.4 million for the year ended December 31, 2011. The increase in general and administrative expenses was primarily a result of expenses related to the evaluation of strategic alternative for the sale of the Company.

The following table depicts the amounts of depreciation and amortization expense from operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$22,839	$22,122	$717	3.2%

Depreciation and amortization expense increased by approximately $0.7 million, or 3.2%, primarily due to the amortization of in-place lease value related to a property acquisition in 2011 pursuant to Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”.

Other Income and Expenses
The following table depicts the amounts of equity in earnings of unconsolidated joint venture for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Equity in earnings of unconsolidated joint venture	$27	$303	$(276)	(91.1%)

As of December 31, 2011, we had investments in one R&D building, totaling approximately 155,500 rentable square feet in Morgan Hill, California, through an unconsolidated joint venture with Toeniskoetter Breeding, Inc. (“TBI”), in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the years ended December 31, 2011 and 2010, equity in earnings from the unconsolidated joint venture was approximately $0.03 million and $0.3 million, respectively. The decline was attributable to lower rental income. The occupancy rate for the property owned by this joint venture at December 31, 2011 and 2010 was 100%.

The following table depicts the amounts of interest income for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Interest income	$515	$102	$413	404.9%

Interest income increased by approximately $0.4 million, or 404.9%, from $0.1 million for the year ended December 31, 2010, to $0.5 million for the year ended December 31, 2011. The increase in interest income resulted primarily from the additional accrual of approximately $0.3 million due from the Berg Group in 2011 related to the RPC litigation based on a court judgment (see Item 3. Legal Proceedings).

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Realized and unrealized gain from investment	-	$4,067	$(4,067)	(100.0%)

In 2010, we recorded a net realized and unrealized gain from investment in marketable securities of approximately $4.1 million.

The following table depicts the amounts of interest expense for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Interest	$20,505	$20,068	$437	2.2%
Interest (related parties)	631	988	(357)	(36.1%)
Total	$21,136	$21,056	$80	0.4%

Interest expense increased by approximately $0.4 million, or 2.2%, from $20.1 million for the year ended December 31, 2010, to $20.5 million for the year ended December 31, 2011. Interest expense increased primarily from the accrual of approximately $0.5 million in 2011 related to the RPC litigation based on a court judgment (see Item 3. Legal Proceedings). Interest expense (related parties) decreased by approximately ($0.4) million, or (36.1%), from $1.0 million for the year ended December 31, 2010, to $0.6 million for the year ended December 31, 2011. The decrease in interest expense (related parties) was due to decreased related party borrowings in 2011 compared with 2010.

Income from Discontinued Operations
The following table depicts the amounts of income from discontinued operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(dollars in thousands)
Net gain on disposal of discontinued operations	$3,891	$6,199
Net loss attributable to discontinued operations	(1,881)	(2,170)
Income from discontinued operations	$2,010	$4,029

In each of 2011 and 2010, we sold one R&D property. In 2011, we classified 13 R&D properties as assets held for sale and in accordance with the provisions of  ASC Topic 360 “Property, Plant, and Equipment,” classified the net gain on sale and operating results of the disposed property and assets held for sale as discontinued operations. Prior period results of operations for these properties were retrospectively adjusted and presented as discontinued operations in prior consolidated statements of operations.

We recognized total income from discontinued operations of approximately $2.0 million and $4.0 million for the years ended December 31, 2011 and 2010, respectively.

Net Income to Common Stockholders and Net Income to Noncontrolling Interests
The following table depicts the amounts of earnings attributable to common stockholders and noncontrolling interests for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Net income available to common stockholders	$9,275	$8,473	$802	9.5%
Net income attributable to noncontrolling interests	29,626	28,022	1,604	5.7%
Total net income	$38,901	$36,495	$2,406	6.6%

As of December 31, 2011, we owned a controlling general partner interest of 25.74%, 21.86%, 16.32%, 12.53%, 21.86% and 16.32% in the six operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II, Mission West Properties, L.P. III, Mission West Properties, L.P. IV and Mission West Properties, L.P. V, respectively. As of December 31, 2010, we owned a controlling general partner interest of 24.83%, 21.86%, 16.32% and 12.53% in the four operating partnerships, Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II and Mission West Properties, L.P. III, respectively. Mission West Properties, L.P. IV and Mission West Properties, L.P. V were created by partnership divisions of Mission West Properties, L.P. I and Mission West Properties, L.P. II in December 2011, in which our percentage ownership and total ownership of each was identical immediately before and after the transactions. We owned a 21.36% and 20.84% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis as of December 31, 2011 and 2010, respectively. Net income available to common stockholders in 2011 increased by approximately $0.8 million, or 9.5%, from 2010. Net income attributable to noncontrolling interests in 2011 increased by approximately $1.6 million, or 5.7%, from 2010. The increase in net income attributable to common stockholders and noncontrolling interests primarily resulted from higher operating revenues and lower operating expenses in 2011.

Noncontrolling interests represent the limited partners’ ownership interest of 78.64% and 79.16% in the operating partnerships, on a consolidated weighted average basis, as of December 31, 2011 and 2010, respectively.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Rental Income
As of December 31, 2010 and 2009, through our controlling interests in the operating partnerships, we owned 111 R&D properties totaling approximately 8.0 million rentable square feet. We acquired one R&D property and sold one R&D property in 2010.

The following table depicts the amounts of rental income from operations for the years ended December 31, 2010 and 2009, represented by our historical properties and the percentage of the total decrease in rental income over the period that is represented by each group of properties.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$80,852	$81,458	$(606)	(0.7%)
2010 Acquisition (2)	185	-	185	100.0%
Total	$81,037	$81,458	$(421)	(0.5%)

(1)	“Same Property” is defined as properties owned by us prior to 2009 that we still owned as of December 31, 2010. There were 110 properties classified as “same property” as of December 31, 2010.
(2)	Operating rental income for 2010 acquisition does not reflect a full 12 months of operations in 2010 because the property was acquired during the year.

For the year ended December 31, 2010, our rental income decreased by approximately ($0.4) million, or (0.5%). The ($0.4) million decrease in rental income resulted from two lease terminations during the year ended December 31, 2010. In 2010, we offset approximately ($1.2) million in deferred rent against rental income due to lease terminations and lease modifications.

Our overall occupancy rate for leased properties at December 31, 2010 and 2009 was approximately 69.9% and 65.5%, respectively. According to the CT Report, the leased occupancy rate for R&D property in the Silicon Valley at December 31, 2010, was approximately 81.3%. The primary factors that have contributed to our low occupancy rate for several consecutive years have been the general downturn in the Silicon Valley’s economy, the softening of the R&D property market specifically, and the weaker relative performance of certain of our properties due to their location and the weak demand in those submarkets.

Other Income
The following table depicts the amounts of other income, including lease terminations and settlements, from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Other income	$2,590	$3,708	$(1,118)	(30.2%)

Other income of approximately $2.6 million for the year ended December 31, 2010, included approximately $1.3 million of litigation proceeds, $1.0 million of management fees, $0.1 million of bankruptcy settlement and $0.2 million of miscellaneous income. Other income of approximately $3.7 million for the year ended December 31, 2009, included approximately $2.0 million from the forfeiture of a purchase deposit under a contract for the sale of our McCandless properties, $1.0 million of management fees, $0.3 million from insurance claims, $0.1 million from a lease settlement and $0.3 million of miscellaneous income. Management fees are paid by tenants for our administration and supervision of the property. We do not consider termination fees and tenant bankruptcy settlements to be recurring items.

Operating Expenses and Tenant Reimbursements
The following table reflects the amounts of property operating and maintenance expenses and real estate taxes (“operating expenses”) from operations for the years ended December 31, 2010 and 2009, and the percentage of total decrease in expenses over the period that is represented by each group of properties.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Same Property (1)	$25,020	$26,110	$(1,090)	(4.2%)
2010 Acquisition (2)	84	-	84	100.0%
Total	$25,104	$26,110	$(1,006)	(3.9%)

(1)	“Same Property” is defined as properties owned by us prior to 2009 that we still owned as of December 31, 2010. There were 110 properties classified as “same property” as of December 31, 2010.
(2)	Operating expenses for 2010 acquisition do not reflect a full 12 months of operations in 2010 because the property was acquired during the year.

Operating expenses decreased by approximately ($1.1) million, or (4.2%), from $26.1 million for the year ended December 31, 2009, to $25.0 million for the year ended December 31, 2010, primarily due to lower real estate taxes and repair and maintenance costs. Tenant reimbursements decreased by approximately ($3.4) million, or (18.6%), from $18.3 million for the year ended December 31, 2009, to $14.9 million for the year ended December 31, 2010. The decrease in tenant reimbursements resulted primarily from payments to tenants related to a decrease in operating expenses in 2010. Total operating expenses exceeded tenant reimbursements because of vacancies, since certain operating expenses such as property insurance, real estate taxes, and other fixed expenses are not recoverable from vacant properties. At December 31, 2010 and 2009, our vacancy rate was approximately 30.1% and 34.5%, respectively.

The following table depicts the amounts of general and administrative expenses from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
General and administrative	$2,219	$2,336	$(117)	(5.0%)

General and administrative expenses decreased by approximately ($0.1) million, or (5.0%), from $2.3 million for the year ended December 31, 2009, to $2.2 million for the year ended December 31, 2010. The decrease in general and administrative expenses was primarily a result of lower stock-based compensation expense in 2010.

The following table depicts the amounts of depreciation and amortization expense from operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$22,122	$22,428	$(306)	(1.4%)

Depreciation and amortization expense decreased by approximately ($0.3) million, or (1.4%), primarily due to the write-off of tenant improvements in connection with a lease termination in 2009 with no comparable activity in 2010.

Other Income and Expenses
The following table depicts the amounts of equity in earnings of unconsolidated joint venture for the years ended December 31, 2010 and 2009.

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

The following table depicts the amounts of interest and dividend income for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Interest and dividend income	$102	$1,309	$(1,207)	(92.2%)

Interest and dividend income decreased by approximately ($1.2) million, or (92.2%), from $1.3 million for the year ended December 31, 2009, to $0.1 million for the year ended December 31, 2010. The decrease in interest and dividend income resulted primarily from the accrual of approximately $1.0 million in 2009 related to the RPC litigation based on a court judgment (see Item 3. Legal Proceedings).

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Realized gain from investment	$4,067	-	$4,067	100.0%
Unrealized gain from investment	-	$5,011	(5,011)	(100.0%)
Total	$4,067	$5,011	$(944)	(18.8%)

In 2010, we recorded a net realized and unrealized gain from investment in marketable securities of approximately $4.1 million. In 2009, we recorded unrealized gain from investment in marketable securities of approximately $5.0 million. As of December 31, 2009, the fair value of the investment totaled approximately $12.1 million and our cost was approximately $6.6 million.

The following table depicts the amounts of interest expense for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Interest	$20,068	$22,117	$(2,049)	(9.3%)
Interest (related parties)	988	765	223	29.2%
Total	$21,056	$22,882	$(1,826)	(8.0%)

Interest expense decreased by approximately ($2.0) million, or (9.3%), from $22.1 million for the year ended December 31, 2009, to $20.1 million for the year ended December 31, 2010. Interest expense decreased in 2010 primarily because in 2009 we accrued   approximately $2.4 million of interest expense for the RPC litigation and we accrued less in 2010. Interest expense (related parties) increased by approximately $0.2 million, or 29.2%, from $0.8 million for the year ended December 31, 2009, to $1.0 million for the year ended December 31, 2010. The increase in interest expense (related parties) was due to increased related party borrowings in 2010 compared to 2009.

Income (loss) from Discontinued Operations
The following table depicts the amounts of income (loss) from discontinued operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(dollars in thousands)
Net gain on disposal of discontinued operations	$6,199	-
Net loss attributable to discontinued operations	(2,170)	$(1,863)
Income (loss) from discontinued operations	$4,029	$(1,863)

We recognized total income (loss) from discontinued operations of approximately $4.0 million and ($1.9) million for the years ended December 31, 2010 and 2009, respectively.

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

Changes in Financial Condition

Year Ended December 31, 2011
The most significant changes in our financial condition in 2011 resulted from the acquisition of one R&D property, the disposition of one R&D property, and the exchange of O.P. Units for shares of our common stock.

During 2011, we acquired one R&D property representing approximately 67,500 rentable square feet for a total gross purchase price of approximately $10.8 million. In addition to the property acquisition, we sold one R&D property consisting of approximately 38,600 rentable square feet for a total gross sale price of approximately $7.3 million. See Item 8, “Financial Statements and Supplementary Data – Note 6” for further discussion of these transactions.

Debt outstanding, including amounts due related parties, decreased by approximately ($11.9) million, or (3.4%), from $353.5 million as of December 31, 2010, to $341.6 million as of December 31, 2011. During 2011, we borrowed from the Berg Group and under our revolving line of credit, increased our revolving line of credit with the Heritage Bank of Commerce from $17.5 million to $19.0 million, and made recurring scheduled debt payments.

In 2011, four limited partners exchanged a total of 450,250 O.P. Units for 450,250 shares of our common stock pursuant to the exchange rights agreement, resulting in a reclassification of approximately $3.3 million from noncontrolling interests to additional paid-in-capital.

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

In 2010, three limited partners exchanged a total of 254,700 O.P. Units for 254,700 shares of our common stock pursuant to the exchange rights agreement, resulting in a reclassification of approximately $1.7 million from noncontrolling interests to additional paid-in-capital.

The conversion of O.P. Units to shares of our common stock was applied to increase our percentage interest as general partner in the operating partnerships.

Liquidity and Capital Resources

In 2012, we anticipate operating cash flows from our property portfolio to remain unchanged compared with 2011, subject to the outcome of certain lease renewals, because we are still experiencing weak demand for our R&D properties in certain areas of the Silicon Valley, principally the south San Jose area, and have approximately 426,000 rentable square feet scheduled to expire in 2012. If we are unable to lease a significant portion of the space subject to expiring leases or currently available additional space, our operating cash flows will be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal of properties, which would result in reduction in cash flows from operations beyond the level we are anticipating currently.

We expect our principal source of liquidity for distributions to stockholders and O.P. Unit holders (noncontrolling interests), debt service, leasing costs, capital expenditures and tenant improvements to come from net cash flow provided by operations and borrowings from our credit facility and other sources of financing, as required. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements in 2012. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us. We have the ability to meet short-term obligations or other liquidity needs based on our existing cash reserves. In 2012, we will be obligated to make payments totaling approximately $16.1 million of debt principal under our existing mortgage notes without regard to any debt refinancing or new debt obligations that we might incur, or optional payments of debt principal.

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

In 2009, we issued multiple notes in the aggregate amount of $22 million to M&M Real Estate Control & Restructuring, LLC for funds borrowed from restricted cash. The notes bear interest at LIBOR plus 2% and are due December 31, 2010. The proceeds were used to pay outstanding short-term notes issued to the Berg Group and for general corporate purposes. This cash was paid to us in early 2011 under the terms of the lease termination and assumption agreements with M&M Real Estate Control & Restructuring, LLC and the former tenant under the lease. As of December 31, 2011, our relationship with M&M Real Estate Control & Restructuring, LLC terminated in accordance with the agreement.

As of December 31, 2011, we were in compliance with loan covenants relating to the Allianz, Hartford, Northwestern mortgage loans and the Heritage Bank of Commerce (“HBC”) revolving line of credit.

Cash and cash equivalents decreased by approximately ($4.0) million from $4.0 million as of December 31, 2010, to $0 as of December 31, 2011. We had approximately $15.7 million of credit available under the HBC credit facility as of December 31, 2011.

Since 1999, we have elected to be taxed as a REIT under the Internal Revenue Code of 1986. We intend to continue operating as a REIT in 2012. As a REIT, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our taxable income to our stockholders. Also as a REIT, we generally will not be subject to federal income taxes on our taxable income.

Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our current level of quarterly common dividends to stockholders and O.P. Unit holders through our net cash flows provided by operating activities, borrowings from the Berg Group our credit facility, less our recurring and nonrecurring property capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of our operating assets over time.

For 2012, we expect to maintain our regular quarterly dividend payment rate to common stockholders and O.P. Unit holders at $0.13 per share. We will fund dividend payments with net cash flow provided by operations and borrowings from our credit facility and other sources of financing, as required. However, distributions are declared at the discretion of our board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our board of directors deems relevant (see Item 1A, “Risk Factors - Stockholders are not assured of receiving cash distributions from us”).

On January 5, 2012, we paid dividends of $0.13 per share of common stock to all common stockholders of record as of December 30, 2011. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. Unit to all holders of O.P. Units. Aggregate dividends and distributions for the quarter ended December 31, 2011, amounted to approximately $13.7 million.

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

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, note, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at December 31, 2011, and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	2012	2013	2014	2015	2016	Thereafter	Total
	(dollars in thousands)
Principal payments (1)	$16,080	$85,790	$12,183	$12,893	$13,645	$201,019	$341,610
Interest payments-fixed rate debt (2)	19,133	15,056	13,527	12,817	12,066	45,410	118,009
Interest payments-variable rate debt (3)	132	105	-	-	-	-	237
Operating lease obligations (4)	120	30	-	-	-	-	150
Total	$35,465	$100,981	$25,710	$25,710	$25,711	$246,429	$460,006

(1)	As of December 31, 2011, 99% of our debt was contractually fixed and 1% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.
(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)
The information in the table above reflects our projected interest rate obligations for the variable-rate payments based on 4.00% and LIBOR plus a 1.75% spread at December 31, 2011, the scheduled interest payment dates and maturity dates.

(4)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

At December 31, 2011, we had total indebtedness of approximately $341.6 million. A table listing our indebtedness as of December 31, 2011, is set forth in Item 8, “Financial Statements and Supplementary Data – Note 8.”

At December 31, 2011, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $9.02 per share on December 30, 2011) on a fully diluted basis, including the conversion of all O.P. Units into common stock, was approximately 26.4%. On December 30, 2011, the last trading day for the year, total market capitalization, including total debt outstanding, was approximately $1.30 billion. By comparison, on December 31, 2010 total debt as a percentage of market capitalization was 33.4% and total market capitalization, including total debt outstanding, was approximately $1.06 billion.

At December 31, 2011, the outstanding balance remaining under certain demand notes that we owed to the operating partnerships was approximately $2.6 million. The due date of the demand notes has been extended to September 30, 2013. The principal of the demand notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interest as reported on the consolidated statements of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Our cash flow activities are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash flow provided by operating activities	$72,481	$81,768	$56,072
Cash flow provided by (used in) investing activities	$4,156	$(6,738)	$(278)
Cash flow used in financing activities	$(80,625)	$(72,028)	$(54,808)

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
Cash and cash equivalents were $0 at December 31, 2011 compared with approximately $4.0 at December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2011, was approximately $72.5 million compared with approximately $81.8 million for the year ended December 31, 2010. Cash provided by operating activities was lower in 2011 primarily because we received approximately $2.6 million from tenants for restoration costs for vacated properties in 2010 that did not recur in 2011.

Cash provided by (used in) investing primarily consists of property acquisition, property disposition and improvements to our properties. Net cash used in investing activities was approximately $4.2 million for the year ended December 31, 2011, compared with approximately ($6.7) million for the year ended December 31, 2010. In 2011, we acquired one property for approximately $10.8 million, sold one property for a net total of approximately $7.2 million, incurred capital expenditures relating to real estate improvements of approximately $2.4 million and transferred restricted cash of approximately $6.8 million to our general cash account. We received cash of approximately $3.6 million and a note receivable in the amount of approximately $3.7 million for the property we sold. We also received approximately $7.1 million from a note receivable issued in 2010 for a property disposition. In 2010, we acquired one property for approximately $3.9 million, sold one property for a net total of approximately $13.8 million and incurred capital expenditures relating to real estate improvements of approximately $2.9 million. We received cash of approximately $6.8 million and a note receivable in the amount of approximately $7.1 million for the property we sold.

Net cash used in financing activities was approximately ($80.6) million for the year ended December 31, 2011, compared with approximately ($72.0) million for the year ended December 31, 2010. During 2011, financing activities included borrowing approximately $18.9 million from the Berg Group in short-term loans, borrowing approximately $3.3 million under our line of credit, payments of approximately $15.2 million for outstanding mortgage debt, payments of approximately $18.9 million to the Berg Group under short-term loans, payment of approximately $10.8 million to M&M Real Estate Control & Restructuring, LLC, payments of approximately $12.1 million to common stockholders as dividends and payments of approximately $45.8 million to O.P. Unit holders as distributions. During 2010, financing activities included borrowing $40 million under a new mortgage loan, borrowing approximately $53.0 million from the Berg Group in short-term loans, payments of approximately $14.4 million under our line of credit, payments of approximately $13.6 million for outstanding mortgage debt, payments of approximately $62.3 million to the Berg Group under short-term loans, payment of approximately $10.4 million to M&M Real Estate Control & Restructuring, LLC, payment of approximately $0.4 million in financing costs related to a new mortgage loan, payments of approximately $13.2 million to common stockholders as dividends and payments of approximately $50.7 million to O.P. Unit holders as distributions.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
Cash and cash equivalents were approximately $4.0 million at December 31, 2010, compared with $1.0 at December 31, 2009.

Net cash provided by operating activities for the year ended December 31, 2010, was approximately $81.8 million compared with approximately $56.1 million for the year ended December 31, 2009. Cash provided by operating activities was higher in 2010 primarily due to approximately $16.2 million of gains from investments in marketable securities and $2.6 million received from tenants for restoration costs for vacated properties. In addition, in 2009 we used operating cash flow to deposit approximately $14.0 million with the clerk of the Santa Clara County Superior Court in the RPC litigation with no comparable activity in 2010.

Cash used in investing primarily consists of property acquisition, property disposition and improvements to our properties. Net cash used in investing activities was approximately ($6.7) million for the year ended December 31, 2010, compared with approximately ($0.3) million for the year ended December 31, 2009. In 2010, we acquired one property for approximately $3.9 million, sold one property for a net total of approximately $13.8 million and incurred capital expenditures relating to real estate improvements of approximately $2.9 million. We received cash of approximately $6.8 million and a note receivable in the amount of approximately $7.1 million for the property we sold. Net cash used in investing activities for the year ended December 31, 2009 related principally to capital expenditures relating to real estate improvements of approximately $0.2 million and approximately $0.1 million as a deposit for a property purchase offer.

Net cash used in financing activities was approximately ($72.0) million for the year ended December 31, 2010, compared with approximately ($54.8) million for the year ended December 31, 2009. During 2010, financing activities included borrowing $40 million under a new mortgage loan, borrowing approximately $53.0 million from the Berg Group in short-term loans, payments of approximately $14.4 million under our line of credit, payments of approximately $13.6 million for outstanding mortgage debt, payments of approximately $62.3 million to the Berg Group under short-term loans, payment of approximately $10.4 million to M&M Real Estate Control & Restructuring, LLC, payment of approximately $0.4 million in financing costs related to a new mortgage loan, payments of approximately $13.2 million to common stockholders as dividends and payments of approximately $50.7 million to O.P. Unit holders as distributions. During 2009, financing activities included borrowing approximately $1.4 million under our line of credit, borrowing $22 million from M&M Real Estate Control & Restructuring, LLC through restricted cash, payments of approximately $12.6 million for outstanding mortgage debt, borrowing and repayment of approximately $39.4 million to the Berg Group to repay short-term loans, payments of approximately $14.8 million to common stockholders as dividends and payments of approximately $50.8 million to O.P. Unit holders as distributions.

Capital Expenditures

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements.  For the years ended December 31, 2007 through December 31, 2011, the recurring tenant/building improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the properties averaged approximately $5.2 million annually. We will have approximately 426,000 rentable square feet under expiring leases in 2012. We expect that the average cost of recurring tenant/building improvements and leasing commissions related to these properties and current vacant properties will be approximately $2.0 million in 2012. We believe we will recover substantially all of these costs from the tenants under the new or renewed leases through contractual increases in rental rates. Until we actually sign the leases, however, we cannot assure you that this will occur. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. Tenant/building improvements and leasing costs also may fluctuate in any given period year depending upon factors such as the property, the term of the lease, the type of lease and the overall market conditions. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other material non-recurring capital improvements through our currently available sources of capital, including operating cash flows, cash on hand, and our credit facility (see “Policies with Respect to Certain Activities – Financing Policies” below).

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

While we will emphasize equity real estate investments, we may, in our discretion and subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, invest in mortgage and other real estate interests, including securities of other real estate investment trusts. We have not previously invested in mortgages of other real estate investment trusts. As of December 31, 2011, we had no investments in securities of other real estate investment trusts.

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

We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effects on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of December 31, 2011. The current terms of our outstanding debt are described in Item 8, “Financial Statements and Supplementary Data – Note 8.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2011, will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

For variable rate debt, the table presents the assumption that the outstanding principal balance at December 31, 2011, will be paid upon maturity.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured notes payable	$16,080	$82,485	$12,183	$12,893	$13,645	$201,019	$338,305	$357,260
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

Variable Rate Debt:
Secured debt	-	$3,305	-	-	-	-	$3,305
Weighted average interest rate	-	4.00%	-	-	-	-

The fixed rate debt represented 99% and 100% and the variable rate debt represented 1% and 0% of all debt outstanding for the years ended December 31, 2011 and 2010, respectively.

All of our debt is denominated in United States dollars. The weighted average interest rate for the fixed rate debt was approximately 5.78% for the years ended December 31, 2011 and 2010. The increase in interest expense attributable to the average interest rate difference between 2011 and 2010 was approximately $0.08 million, which was a result of approximately $0.5 million recorded in 2011 related to the RPC litigation.

The primary market risk we face is the risk of interest rate fluctuations. With a floating interest rate we could pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. At December 31, 2011, we had approximately $3.3 million owed on the HBC revolving line of credit. As of December 31, 2011 and 2010, we did not have any derivative instruments.

The interest rate for the HBC revolving line of credit is the greater of LIBOR plus 1.75% or 4.00%. Since LIBOR rates are considerably low at the moment, a 1% increase or decrease in the LIBOR interest rate sensitive analysis would not be useful as it would not exceed 4.00%.

Item 8.  Financial Statements and Supplementary Data

MISSION WEST PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mission West Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Mission West Properties, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Our audits also included the financial statement schedules listed on the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mission West Properties, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mission West Properties, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012, expressed an unqualified opinion.

\s\ Burr Pilger Mayer, Inc.

San Francisco, California
March 15, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Mission West Properties, Inc.:

We have audited Mission West Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mission West Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows of Mission West Properties, Inc. for each of the years in the three-year period ended December 31, 2011, and related financial statements schedules listed in the Index 15(a), and our report dated March 15, 2012, expressed an unqualified opinion.

\s\ Burr Pilger Mayer, Inc.

San Francisco, California
March 15, 2012

MISSION WEST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS
	December 31,
	2011	2010
Investments in real estate:
Land	$306,474	$322,076
Buildings and improvements	745,962	790,424
Real estate related intangible assets	3,561	3,240
Total investments in properties	1,055,997	1,115,740
Accumulated depreciation and amortization	(229,211)	(224,027)
Assets held for sale, net	54,361	3,267
Net investments in properties	881,147	894,980
Investment in unconsolidated joint venture	3,557	3,830
Net investments in real estate	884,704	898,810

Cash and cash equivalents	-	3,988
Restricted cash	-	6,892
Deferred rent	16,650	17,941
Other assets, net	35,133	40,653
Total assets	$936,487	$968,284

LIABILITIES AND EQUITY

Liabilities:
Mortgage notes payable	$331,166	$345,770
Mortgage note payable (related parties)	7,139	7,721
Revolving line of credit	3,305	-
Interest payable	1,606	1,659
Prepaid rent	5,836	6,526
Dividends and distributions payable	13,687	15,793
Accounts payable and accrued expenses	16,344	16,239
Security deposits	4,317	4,605
Total liabilities	383,400	398,313

Commitments and contingencies (Note 16)

Equity:
Stockholders’ equity :
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,586,020
and 22,135,770 shares issued and outstanding at December 31, 2011 and 2010	23	22
Additional paid-in capital	175,900	172,568
Distributions in excess of accumulated earnings	(32,962)	(30,520)
Total stockholders’ equity	142,961	142,070
Noncontrolling interests in operating partnerships	410,126	427,901
Total equity	553,087	569,971
Total liabilities and equity	$936,487	$968,284

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Operating revenues:
Rental income	$83,574	$81,037	$81,458
Tenant reimbursements	17,701	14,868	18,273
Other income, including lease terminations and settlements	3,581	2,590	3,708
Total operating revenues	104,856	98,495	103,439

Operating expenses:
Property operating and maintenance	11,174	13,020	13,432
Real estate taxes	10,980	12,084	12,678
General and administrative	2,378	2,219	2,336
Depreciation and amortization	22,839	22,122	22,428
Total operating expenses	47,371	49,445	50,874

Operating income	57,485	49,050	52,565

Other income (expenses):
Equity in earnings of unconsolidated joint venture	27	303	309
Interest and dividend income	515	102	1,309
Realized and unrealized gain from investment	-	4,067	5,011
Interest expense	(20,505)	(20,068)	(22,117)
Interest expense – related parties	(631)	(988)	(765)
Income from continuing operations	36,891	32,466	36,312

Discontinued operations:
Net gain on disposal of properties classified as discontinued operations	3,891	6,199	-
Net loss attributable to discontinued operations	(1,881)	(2,170)	(1,863)
Income (loss) from discontinued operations	2,010	4,029	(1,863)

Net income	38,901	36,495	34,449
Net income attributable to noncontrolling interests	(29,626)	(28,022)	(26,058)
Net income available to common stockholders	$9,275	$8,473	$8,391

Net income per share from continuing operations:
Basic	$0.40	$0.36	$0.40
Diluted	$0.39	$0.35	$0.39
Net income (loss) per share from discontinued operations:
Basic	$0.01	$0.03	$(0.01)
Diluted	$0.01	$0.03	$(0.01)
Net income per share to common stockholders:
Basic	$0.41	$0.39	$0.39
Diluted	$0.40	$0.38	$0.38
Weighted average shares of common stock (basic)	22,489,475	21,973,599	21,736,699
Weighted average shares of common stock (diluted)	22,917,552	22,121,724	21,923,104
Weighted average O.P. units	82,796,560	83,310,364	83,538,477

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnerships	Total Equity

Balance, December 31, 2008	19,748,211	$20	$154,412	$(20,014)	$134,418	$497,485	$631,903

Net income	-	-	-	8,391	8,391	26,058	34,449
Dividends declared per common share and O.P. Unit at $0.65 per share/unit	-	-	-	(14,161)	(14,161)	(54,268)	(68,429)
Joint ventures distributions	-	-	-	-	-	(1,146)	(1,146)
Issuance of common stock upon O.P. Unit conversion	2,122,000	2	15,842	-	15,844	(15,844)	-
Amortization of stock-based compensation	-	-	352	-	352	-	352
Balance, December 31, 2009	21,870,211	22	170,606	(25,784)	144,844	452,285	597,129

Net income	-	-	-	8,473	8,473	28,022	36,495
Dividends declared per common share and O.P. Unit at $0.60 per share/unit	-	-	-	(13,209)	(13,209)	(49,962)	(63,171)
Joint ventures distributions	-	-	-	-	-	(710)	(710)
Issuance of common stock upon O.P. Unit conversion	254,700	-	1,734	-	1,734	(1,734)	-
Issuance of common stock upon option exercise	10,859	-	67	-	67	-	67
Amortization of stock-based compensation	-	-	161	-	161	-	161
Balance, December 31, 2010	22,135,770	22	172,568	(30,520)	142,070	427,901	569,971

Net income	-	-	-	9,275	9,275	29,626	38,901
Dividends declared per common share and O.P. Unit at $0.52 per share/unit	-	-	-	(11,717)	(11,717)	(43,033)	(54,750)
Joint ventures distributions	-	-	-	-	-	(1,092)	(1,092)
Issuance of common stock upon O.P. Unit conversion	450,250	1	3,275	-	3,276	(3,276)	-
Amortization of stock-based compensation	-	-	57	-	57	-	57
Balance, December 31, 2011	22,586,020	$23	$175,900	$(32,962)	$142,961	$410,126	$553,087

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$38,901	$36,495	$34,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,843	23,751	24,110
Gain from disposal of properties classified as discontinued operations	(3,891)	(6,199)	-
Realized and unrealized gain from restricted investment	-	(4,067)	(5,011)
Dividend income from restricted investment	-	-	(726)
Equity in earnings of unconsolidated joint venture	(27)	(303)	(309)
Distributions from unconsolidated joint venture	300	300	250
Interest earned on restricted cash	-	(12)	(94)
Lease termination fee income related to restricted cash	10,865	10,381	10,864
Stock-based compensation	57	160	352
Other	-	9	-
Change in operating assets and liabilities:
Proceeds from restricted investment	-	16,211	3,646
Deferred rent	1,291	770	(870)
Other assets	2,068	(2,158)	(4,700)
Interest payable	(53)	86	68
Security deposits	(288)	(244)	(423)
Prepaid rent	(690)	(13)	2,575
Accounts payable and accrued expenses	105	6,601	(8,109)
Net cash provided by operating activities	72,481	81,768	56,072

Cash flows from investing activities:
Improvements to investments in real estate	(2,442)	(2,841)	(178)
Purchase of office equipment	-	(39)	-
Net proceeds from sale of properties	3,497	6,686	-
Acquisition of properties	(10,825)	(3,853)	-
Decrease (increase) in restricted cash	6,803	(6,691)	(100)
Proceeds received from note receivable	7,123	-	-
Net cash provided by (used in) investing activities	4,156	(6,738)	(278)

Cash flows from financing activities:
Proceeds from mortgage loan payable	-	40,000	-
Principal payments on mortgage notes payable	(14,604)	(13,048)	(12,090)
Principal payments on mortgage notes payable (related parties)	(582)	(540)	(500)
Proceeds from note payable (related parties)	18,852	53,025	39,420
Payment on note payable (related parties)	(18,852)	(62,350)	(39,420)
Proceeds from note payable	-	-	22,000
Payment on note payable	(10,776)	(10,381)	-
Net borrowings (repayments) on revolving line of credit	3,305	(14,466)	1,387
Debt issuance costs	(21)	(457)	-
Net proceeds from exercise of stock options	-	67	-
Distributions paid to noncontrolling interests	(45,846)	(50,709)	(50,775)
Dividends paid to common stockholders	(12,101)	(13,169)	(14,830)
Net cash used in financing activities	(80,625)	(72,028)	(54,808)

Net (decrease) increase in cash and cash equivalents	(3,988)	3,002	986
Cash and cash equivalents, beginning of year	3,988	986	-

Cash and cash equivalents, end of year	$-	$3,988	$986

See notes to consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)

1.	ORGANIZATIONS AND FORMATION OF THE COMPANY

Mission West Properties, Inc. (“the Company”) is a fully integrated, self-administered and self-managed real estate company that acquires and manages research and development (“R&D”)/office properties in the portion of the San Francisco Bay Area commonly referred to as Silicon Valley. In July 1998, the Company purchased an approximate 12.11% interest in each of four existing limited partnerships (referred to collectively as the “operating partnerships”) and obtained control of these partnerships by becoming the sole general partner in each one effective July 1, 1998 for financial accounting and reporting purposes. At that time, all limited partnership interests in the operating partnerships were converted into 59,479,633 Operating Partnership Units (“O.P. Units”), which represented a limited partnership ownership interest of approximately 87.89% of the operating partnerships. The operating partnerships are the vehicles through which the Company holds its real estate investments, makes real estate acquisitions, and generally conducts its business. In late December 2011, the Company formed two additional operating partnerships and transferred certain R&D properties from two current operating partnerships into the two new operating partnerships through two separate partnership division transactions. The two transactions changed the nominal ownership of title to certain properties but did not modify the economic interests or rights of the Company or the limited partners in the operating partnerships. The Company is the sole general partner of the two new operating partnerships. There was no issuance of common shares associated with these transactions, and the number of O.P. Units issued in each of the new operating partnerships was fully offset by the cancellation of the same number O.P. Units of each respective predecessor operating partnership.

As of December 31, 2011, the Company owned a controlling general partner interest of 25.74%, 21.86%, 16.32%, 12.53%, 21.86% and 16.32% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II, Mission West Properties, L.P. III, Mission West Properties, L.P. IV and Mission West Properties, L.P. V, respectively, for a 21.36% general partner interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis. The Company, through the operating partnerships, owns interests in 111 R&D properties at December 31, 2011, all of which are located in the Silicon Valley.

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

Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgments or estimates include impairment of long lived-assets, realizability of deferred rent, allocation of purchase price relating to property acquisitions, accrued liabilities, and Mission West Properties, Inc.’s qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in real estate related intangible assets in the consolidated balance sheets and amortized as an increase to depreciation and amortization expense over the remaining non-cancelable term of the applicable leases. The net fair value of acquired in-place leases at December 31, 2011 and 2010 was approximately $2,013 and $553, respectively.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts recorded for above-market or below-market leases are included in real estate assets or real estate related liabilities in the consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the applicable leases. There were no above or below market component of acquired in-place leases as of December 31, 2011 and 2010.

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

Impairment of Long-Lived Assets
The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost.  For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The analysis that the Company prepares in connection with determining if there may be any asset impairment loss considers several assumptions: holding period of ten years, 36 months lease up period and cap rate ranging from 8% to 9%. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as the vacancy rates, rental rates and operating costs for R&D facilities in the Silicon Valley area and related submarkets. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended December 31, 2011 and 2010.

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

A property is generally classified as held for sale once management has committed to an action to sell the property, the property is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such properties), an active program to locate a buyer is initiated, the sale is probable, the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties for sale with significant contingencies that may prevent their sale, such as obtaining rezoning approval from the city, are not classified as properties held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the property is reduced to the lower of its net book value or its fair value, less costs to sell the property. Subsequent to the classification of property as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of operations. The income (loss) from discontinued operations includes the revenues and expenses, including depreciation, associated with the properties. This classification of operating results as discontinued operations applies retroactively for all periods presented for properties designated as held for sale. Additionally, net gains and losses on properties designated as held for sale are classified as part of discontinued operations. The Company had 13 properties classified as held for sale as of December 31, 2011, and one as of December 31, 2010.

Cash and Cash Equivalents
The Company considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in one or more financial institutions, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. As of December 31, 2011 and 2010, cash was approximately $0 and $3,988, respectively. The Company had no cash equivalents at December 31, 2011 and 2010.

Restricted Cash
Restricted cash totaled approximately $6,892 as of December 31, 2010. Of this amount, approximately $6,803 represents proceeds received from the 1325-1375 McCandless Drive property sale and earned interest income held in a separate cash account at a trust company for future use in tax-deferred exchanges and approximately $89 represents a balance the Company had consolidated due to the accounting provisions applicable to a variable interest entity. The Company does not possess or control these funds or have any rights to receive them except as provided in the applicable agreements. Therefore, restricted cash is not available for distribution to stockholders. In 2011, the Company transferred the entire balance from restricted cash to its general cash account because it did not pursue a tax-deferred exchange and its agreement with the variable interest entity terminated.

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

Restricted Investment in Marketable Securities
Marketable securities reported in the Company’s consolidated balance sheets are accounted for as trading securities. These securities were considered restricted because they were held by our consolidated variable interest entity (see Note 7 below). The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding gain and loss recorded in unrealized gain or loss from investment. For the years ended December 31, 2011 and 2010, the Company recorded net realized and unrealized gain of approximately $0 and $4,067, respectively, related to the sale of the securities and the increase in fair value of the marketable securities. As of December 31, 2011, the Company had no investments in marketable securities.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

Other Assets
Included in other assets are costs associated with obtaining debt financing and commissions associated with new leases. Such debt financing costs are being amortized over the term of the associated debt, by a method that approximates the effective interest method and such lease commissions are amortized straight-line over the term of the related lease. If the lease is terminated prior to the end of the lease term, the Company charges any unamortized capitalized lease commission cost to expense in the period that the lease is terminated. Also included in other assets are commitments from the Berg Group of approximately $7,494 to construct a building at 245 Caspian Drive in Sunnyvale, California (see Note 13 for details and Note 22 for the application of this obligation by the Berg Group).

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

Income Taxes
The Company has been taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with the taxable year ended December 31, 1999. In order for the Company to qualify as a REIT, it must distribute annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, for the years ended December 31, 2011, 2010 and 2009, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands, except per share data)

For the year ended December 31, 2011, the Company’s total dividends paid or payable to the stockholders represented approximately 95.4% ordinary income and 4.6% long-term capital gain for income tax purposes (unaudited). For the year ended December 31, 2010, the Company’s total dividends paid or payable to the stockholders represented approximately 83.7% ordinary income and 16.3% long-term capital gain for income tax purposes (unaudited). For the year ended December 31, 2009, the Company’s total dividends paid or payable to the stockholders represented approximately 93.4% ordinary income and 6.6% return of capital for income tax purposes (unaudited).

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

Accounting for Stock-Based Compensation
The cost of stock options, restricted stock, stock appreciation rights, and stock units, as well as other equity-based compensation arrangements, granted to employees, directors and consultants is reflected in the consolidated financial statements based on the estimated fair value of the awards. As of December 31, 2011, the Company had one stock-based compensation plan.

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying consolidated statements of operations. For the year ended December 31, 2011, the Company recorded approximately $57 of expense for share-based compensation relating to stock options.

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

A new non-employee outside director was awarded 45,000 DERs when he joined the Company’s board of directors in 2008. As of December 31, 2011, there were a total of 275,000 DERs. The Company recorded DER compensation expense of approximately $143, $165 and $179 in 2011, 2010 and 2009, respectively.

Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There is a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect its own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. In the second quarter of 2010, the Company sold all of its restricted investment in marketable securities. As of December 31, 2011, the Company did not have any financial assets where it had to measure the fair value.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.  Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, accounts receivable, and accounts payable are carried at amounts that approximate their fair values due to their short-term maturities. For fixed rate debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements. The fair value of the Company’s fixed rate debt at December 31, 2011, was approximately $357,260 compared with its carrying value of approximately $338,305. As of December 31, 2011, the Company did not have any financial instruments that were required to be recorded at fair value on a recurring basis.

Reclassifications
Certain amounts from prior year’s consolidated financial statements have been reclassified to conform to the presentation of the current year’s consolidated financial statements.

Concentration of Credit Risk
The Company’s properties are not geographically diverse, and its tenants operate primarily in the information technology industry.  Additionally, because the properties were leased to 63 tenants at December 31, 2011, default by any major tenant could significantly impact the results of the consolidated total. One tenant, Microsoft Corporation, accounted for approximately 15.8%, 16.0% and 15.8% of the Company’s total cash rental income for the years ended December 31, 2011, 2010 and 2009, respectively. Cash rental income from Microsoft Corporation was approximately $13,494, $13,179 and $12,873 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum rents from this tenant are approximately $36,920. One other tenant, Apple, Inc., accounted for approximately 13.8%, 11.3% and 9.4% of the Company’s total cash rental income for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, 12 of the Company’s total tenants relocated or ceased operations.

New Accounting Pronouncements
There are currently no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial condition and results of operations in future periods.

3.	DEFERRED RENT

The following table represents activity in the allowance against deferred rent, net for the years ended December 31, 2011, 2010 and 2009.

	Beginning Balance	Provision Against Revenue	Charge-off	Ending Balance
	(dollars in thousands)
Year ended December 31, 2011	$250	$(1,226)	$(1,226)	$250
Year ended December 31, 2010	$250	$1,245	$1,245	$250
Year ended December 31, 2009	$250	$312	$312	$250

4.	STOCK TRANSACTIONS

As of December 31, 2011 and 2010, approximately $2,626 and $2,444 remained outstanding under notes issued in connection with the Company’s purchase of its general partner interests in 1998 (the “demand notes”), respectively. The demand notes which accrue interest at 7.25%, along with the interest expense (interest income to the operating partnerships), are eliminated in consolidation and are not included in the corresponding line items within the consolidated financial statements.  However, the interest income earned by the operating partnerships, which is interest expense to the Company, in connection with this debt, is included in the calculation of noncontrolling interest as reported on the consolidated statements of operations, thereby reducing the Company’s net income by this same amount. The Company and the operating partnerships have agreed to extend the due date of the demand notes to September 30, 2013. At present, the Company’s only means for repayment of this debt is through distributions received from the operating partnerships in excess of the amount of dividends to be paid to the Company’s stockholders or by raising additional equity capital.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

The limited partners of the operating partnerships have the right to tender their O.P. Units to the Company for shares of common stock or, at the Company’s election, for cash.  Each of the limited partners of the operating partnerships (other than Carl E. Berg and Clyde J. Berg) has the annual right to exercise put rights and cause the operating partnerships to purchase a portion of the limited partner’s O.P. Units at a purchase price based on the average market value of the common stock for the 10-trading day period immediately preceding the date of tender, generally limited to one-third of the aggregate number of O.P. Units owned by each limited partner.  Upon the exercise of any such right by a limited partner, the Company will have the option to purchase the tendered O.P. Units with available cash, borrowed funds or the proceeds of an offering of newly issued shares of common stock. These put rights are available once a year.  If the total purchase price of the O.P. Units tendered by all of the eligible limited partners in one year exceeds $1,000, the Company or the operating partnerships is entitled in its discretion to reduce proportionately the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price does not exceed $1,000. There were no O.P. Units tendered for cash by the Company in 2011 and 2010.

There were no stock option exercises in 2011.

During the year ended December 31, 2010, stock options to purchase 10,859 shares of the Company’s common stock were exercised at $6.14 per share. Total proceeds to the Company were approximately $67.

There were no stock option exercises in 2009.

In 2011, 2010 and 2009, 450,250, 254,700 and 2,122,000 O.P. Units were exchanged for 450,250, 254,700 and 2,122,000 shares of the Company’s common stock, respectively, under the terms of the exchange rights agreement among the Company and all limited partners of the operating partnerships. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. Units.

5.	NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIPS

Noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group and other non-affiliate interests. In total, these interests account for 78.64% and 79.16%, on a consolidated weighted average basis, of the ownership interests in the real estate operations of the Company as of December 31, 2011 and 2010, respectively. Noncontrolling interests in earnings have been calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective noncontrolling interests’ ownership percentage.

The operating partnerships have ownership interests of 83.33%, 75% and 50% and act as the managing member in three separate joint ventures, which were established to hold properties. The operating partnerships control the joint ventures, and accordingly, these joint ventures are consolidated in the Company’s consolidated financial statements. The noncontrolling interests in the joint ventures are reflected as a component of noncontrolling interests of the operating partnerships. For the years ended December 31, 2011, 2010 and 2009, income associated with the noncontrolling interests held by third parties of the three consolidated joint ventures was approximately $414, $356 and $407, respectively.

6.	REAL ESTATE

Property Acquisitions
On July 1, 2011, the Company acquired an almost fully leased office/R&D building comprised of approximately 67,500 rentable square feet at 5941 Optical Court in San Jose, California from the Berg Group, a related party, for approximately $10,825 by paying $2,000 in cash and issuing an unsecured short-term note payable in the amount of approximately $8,825 with an interest rate of 3.50%, which was due October 31, 2011. As of December 31, 2011, the note payable had been fully repaid. The purchase price of 5941 Optical Court was allocated to long-lived assets and the value of the in-place leases. The in-place leases were valued at fair market so there were no intangible assets allocated to the above-or-below market lease value. The Company recorded approximately $2,440 of the purchase price as real estate related intangible asset in the accompanying consolidated balance sheet for the value of the in-place leases. The intangible asset will be amortized over the applicable remaining lease terms.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands, except per share data)

Property Dispositions
On October 28, 2011, the Company disposed of one R&D property located at 1425-1455 McCandless Drive in Milpitas, California consisting of approximately 39,000 rentable square feet. A total net gain of approximately $3,891 was recognized and classified as discontinued operations on the total sales price of $7,320. The buyer issued a promissory note to the Company in the amount of $3,660 with an interest rate of 6.00% per annum. The principal amount of the note, together with accrued interest, will be due and payable on October 30, 2012.

On October 28, 2010, the Company disposed of one R&D property located at 1325-1375 McCandless Drive in Milpitas, California consisting of approximately 78,000 rentable square feet. A total net gain of approximately $6,199 was recognized and classified as discontinued operations on the total sales price of $14,123. The buyer issued a promissory note to the Company in the amount of $7,123 with an interest rate of 3.00% per annum. The principal amount of the note, together with accrued interest, was due and paid on October 30, 2011.

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

In August 2007, one of the Company’s tenants, Ciena Corporation, entered into an assignment of lease agreement with an unrelated party, M&M Real Estate Control & Restructuring, LLC (“M&M”), in connection with leases for approximately 445,000 rentable square feet located in San Jose, California. As a result of the assignment, M&M assumed all of Ciena’s remaining obligations under these leases and received a payment from Ciena of $53,000, of which $7,000 was reserved for tenant improvements. At the same time, the Company entered into a consent for assignment of lease with both parties and a mutual release agreement with Ciena, pursuant to which all of Ciena’s obligations under these leases were effectively transferred to M&M. M&M is obligated to continue to perform all of the obligations under the assumed Ciena leases and has the right to sublease any or all of the 444,500 rentable square feet vacated by Ciena for the remainder of the current lease term, which expires in 2011. Under the terms of the assignment of lease agreement, the Company received monthly rent payments of approximately $789 from July 2007 through June 2008, received $818 from July 2008 through June 2009, received $849 from July 2009 through June 2010, received $881 from July 2010 through June 2011 and received $915 from July 2011 through December 2011. Based upon the accounting provisions for VIE, the Company determined that M&M is a VIE. The Company further determined that it is the primary beneficiary of this VIE and therefore has consolidated this entity for financial reporting purposes. Upon consolidation, the Company recognized a gross lease termination fee of $46,000 in August 2007. The arrangement with M&M terminated on December 31, 2011, and the VIE consolidation will cease effective January 1, 2012.

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

The Company remains at risk with respect to the assigned leases because if M&M’s operating expenses exceed its interest income, fees and commissions there would be insufficient funds to meet the assigned lease obligation without additional financial support from equity holders or other parties. The Company, which had released the original tenant from its obligations under the lease, would have to absorb the majority of any loss, making it the primary beneficiary of M&M’s activities. The Company re-evaluated its interest in M&M. Based on the evaluation performed, management concluded that there is no change from its initial assessment and continues to consolidate the entity. Effective January 1, 2012, the Company will cease to consolidate M&M as a VIE because its arrangement with M&M terminated on December 31, 2011.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

8.	DEBT

The following table sets forth certain information regarding debt outstanding as of December 31, 2011 and 2010.

Debt Description	Collateral Properties	Balance at December 31,		Maturity Date	Interest Rate
		2011	2010
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce (1)	1600 Memorex Drive, Santa Clara, CA 1688 Richard Avenue, Santa Clara, CA 1700 Richard Avenue, Santa Clara, CA	$3,305	-	September 2013	(1)

Mortgage Notes Payable (related parties) (2) :	5300-5350 Hellyer Avenue, San Jose, CA	7,139	$7,721	June 2013	7.65%

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		104,834	108,262	October 2018	6.21%

Hartford Life Insurance Company (4) Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	38,663	39,741	September 2030	6.05%

Northwestern Mutual Life Insurance Co. (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	69,034	73,357	February 2013	5.64%

Allianz Life Insurance Company (I) (6)	5900 Optical Court, San Jose, CA	20,269	21,233	August 2025	5.56%

Allianz Life Insurance Company (II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	98,366	103,177	August 2025	5.22%

		331,166	345,770

Total		$341,610	$353,491

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

(1)
The interest rate on the Heritage Bank of Commerce (“HBC”) revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at December 31, 2011 and 2010 was 4.00%. The Company paid in aggregate approximately $49 in loan and legal fees. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement. As of December 31, 2011, the Company was in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of interest and principal ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate for the mortgage notes payable was 5.78% at December 31, 2011 and 2010.

(3)
The Hartford Loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest.  Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford Loan I contains certain customary covenants as defined in the loan agreement. As of December 31, 2011, the Company was in compliance with these loan covenants.

(4)
The Hartford Loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest.  Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford Loan II contains certain customary covenants as defined in the loan agreement. As of December 31, 2011, the Company was in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $664, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of December 31, 2011, the Company was in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,125, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of December 31, 2011, the Company was in compliance with these loan covenants.

During 2011, the Company issued two short-term notes payable to the Berg Group in connection with a property acquisition and quarterly dividend distributions. The interest rates on the two notes were 3.50% and LIBOR plus 1.75%, respectively, and total interest expense incurred in connection with those short-term notes payable was approximately $60. The aggregate loan amount totaled approximately $18,792. The Company repaid all of the notes and accrued interest for total repayments of approximately $18,852 to the Berg Group in 2011.

During 2010, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rate on the notes was LIBOR plus 1.75%, and total interest expense incurred in connection with those short-term notes payable was approximately $375. The aggregate loan amount totaled approximately $53,025, which included accrued interest. The Company repaid all of the notes, all accrued interest and the balance outstanding at December 31, 2009 of $9,325, for total repayments of approximately $62,350 to the Berg Group in 2010.

Scheduled principal payments on debt as of December 31, 2011 are as follows:

Total Debt (Including Related Parties)
(dollars in thousands)
2012	$16,080
2013	85,790
2014	12,183
2015	12,893
2016	13,645
Thereafter	201,019
Total	$341,610

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

9.	OPERATING PARTNERSHIP AND STOCKHOLDER DISTRIBUTIONS

Holders of the Company’s common stock and O.P. Units are entitled to dividend distributions as determined and declared by the Company’s board of directors. Under the exchange rights agreement limited partners have the right to tender O.P. Units to the Company, and, at the Company’s election, to receive common stock on a one-for-one basis at then-current market value, an equivalent amount of cash, or a combination of cash and common stock in exchange for the O.P. Units tendered, subject to the 9% overall ownership limit imposed on non-Berg Group stockholders under the Company’s charter document, or the overall 20% Berg Group ownership limit, as the case may be. O.P. Unit holders are entitled to vote when their O.P. Units are converted to shares of the Company’s common stock. Once in each 12-month period beginning each December 29, the limited partners, other than Carl E. Berg and Clyde J. Berg, may exercise a put right to sell their O.P. Units to the operating partnerships at a price equal to the average market price of the common stock for the 10-trading day period immediately preceding the date of tender. Upon any exercise of the put rights, the Company will have the opportunity for a period of 15 days to elect to fund the purchase of the O.P. Units and purchase additional general partner interests in the operating partnerships for cash, unless the purchase price exceeds $1,000 in the aggregate for all tendering limited partners, in which case, the operating partnerships or the Company will be entitled, but not required, to reduce proportionally the number of O.P. Units to be acquired from each tendering limited partner so that the total purchase price is not more than $1,000. There were no O.P. Units tendered for cash by the Company in 2011 and 2010.

During 2011, the Company, as general partner of the operating partnerships, declared quarterly dividends/distributions aggregating $0.52 per common share and O.P. Unit for total dividends/distributions of approximately $54,749, including $13,687 payable in January 2012. Total distributions attributable to O.P. Units owned by various members of the Berg Group were approximately $39,876.

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
•
transferred up to an additional 767,000 shares subject to outstanding options under the 1997 Plan if they expire without being exercised, of which 647,000 shares have been transferred as of December 31, 2011; and

•
includes the ability to grant restricted stock, restricted stock units, performance units, dividend equivalent rights, and other stock-based compensation, including O.P. Units of the Operating Partnerships, as well as incentive and non-statutory stock options.

The 2004 Plan was adopted so that the Company may attract and retain the high quality employees, directors and consultants necessary to build the Company’s infrastructure and to provide ongoing incentives to the Company’s employees in the form of options to purchase the Company’s common stock by enabling them to participate in the Company’s success.

The 2004 Plan provides for the granting to employees, including officers (whether or not they are directors) of “incentive stock options” within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, directors and consultants of the Company, of which 1,674,535 and 1,084,535 shares of common stock were available for future option or award grants under the 2004 Plan as of December 31, 2011 and 2010, respectively.

The Company’s stock-based compensation expense was approximately $57, $67 and $352 for the years ended December 31, 2011, 2010 and 2009, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands, except per share data)
Determining Fair Value of Stock Options
The fair value of stock options granted during the years ended December 31, 2010 and 2009 were determined by the Company using the Black-Scholes option pricing model and assumptions of certain components within the model. These components consist of the expected dividend, expected volatility, risk-free interest rate, expected term and forfeiture rate.

In April 2011, stock options to purchase 590,000 shares of common stock held by employees and directors of the Company expired.

In February 2010, stock options to purchase 171,000 shares of common stock were granted to an employee. Of this total grant, options to purchase 85,500 shares vested immediately and options to purchase 85,500 shares vest monthly for 24 months, subject to continued employment with the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $6.99 per share. The estimated fair value of the options granted was $0.43 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.58%, volatility of 22.57%, risk free rates of 2.40% and an expected life of 5.5 years. Forfeiture rate was estimated to be 0%. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee of the board of directors.

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

In March 2009, stock options to purchase 500,000 shares of common stock were granted to an employee. Of this total grant, options to purchase 175,000 shares vested immediately, options to purchase 100,000 shares vest monthly for nine months and options to purchase 225,000 shares vest monthly for 36 months, subject to continued employment with the Company. Each option grant has a term of six years from the date of grant subject to earlier termination in certain events related to termination of employment. The options were granted at an exercise price of $5.99 per share. The estimated fair value of the options granted was $0.14 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.36%, volatility of 23.77%, risk free rates of 1.83% and an expected life of 5.5 years. Forfeiture rate was estimated to be 0%. All options were granted at fair market value on the date of grant and were approved by the Compensation Committee.

In April 2009, stock options to purchase 375,000 shares of common stock held by an employee of the Company expired.

The following table shows the activity and detail for the 2004 Plan for each of the three years in the period ended December 31, 2011.

	Shares Available	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	For Grant	Outstanding	Per Share	in Years	($ in thousands)
Balance, December 31, 2008	1,180,535	3,332,500	$9.62	4.0	$224
Options granted	(500,000)	500,000	$5.99
Options forfeited	575,000	(575,000)	$10.70
Balance, December 31, 2009	1,255,535	3,257,500	$8.87	3.7	$738
Options granted	(171,000)	171,000	$6.99
Options exercised	-	(10,859)	$6.14
Balance, December 31, 2010	1,084,535	3,417,641	$8.79	2.8	$554
Options forfeited	590,000	(590,000)	$10.00
Balance, December 31, 2011	1,674,535	2,827,641	$8.54	2.4	$3,678

Vested and expected to vest – December 31, 2011		2,827,641	$8.54	2.4	$3,678
Exercisable – December 31, 2011		2,739,319	$8.58	2.3	$3,678

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

The following table summarizes information regarding options outstanding for the 2004 Plan at December 31, 2011:

	Options Outstanding			Options Exercisable		Options Not Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Exercise Price	Options	Exercise Price	Options	Exercise Price
$5.99	500,000	3.17	$5.99	481,250	$5.99	18,750	$5.99
$6.14	694,141	2.92	$6.14	655,183	$6.14	38,958	$6.14
$6.99	171,000	4.08	$6.99	163,875	$6.99	7,125	$6.99
$9.51	760,000	2.00	$9.51	744,167	$9.51	15,833	$9.51
$11.36	52,500	2.58	$11.36	44,844	$11.36	7,656	$11.36
$12.09	650,000	1.08	$12.09	650,000	$12.09	-	$12.09
$5.99 to $12.09	2,827,641	2.36	$8.54	2,739,319	$8.58	88,322	$7.23

As of December 31, 2011, total compensation cost related to unvested stock-based awards granted, but not yet recognized, was approximately $3, net of estimated forfeitures. The cost will be amortized on a straight-line basis over a weighted-average remaining period of 8.3 months. Future option grants will increase the amount of compensation expense that will be recorded.

None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 2011 and 2010, “in-the-money” outstanding options to purchase 1,300,308 and 896,329 shares of common stock, respectively, were exercisable.

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

The Company has adopted an employee investment plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed six months of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant’s compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount up to 15% of the participant’s compensation, based upon management’s discretion. A participant’s contribution to the Plan is 100% vested and non-forfeitable. A participant will become vested in 100% of the Company’s contributions after two years of eligible service. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $127, $125 and $125, respectively, of expense for employer contributions made in connection with this Plan.

11.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities.

The following table provides a reconciliation of net income available to common stockholders and the number of shares used in the computations of “basic” net income per share available to common stockholders and “diluted” net income per share available to common stockholders.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$8,947	$7,815	$8,695
Income (loss) from discontinued operations	328	658	(304)
Net income available to common stockholders	$9,275	$8,473	$8,391

Denominator:
Weighted average shares of common stock (basic)	22,489,475	21,973,599	21,736,699
Effect of dilutive securities:
Incremental shares from assumed stock options exercise	428,077	148,125	186,405
Weighted average shares of common stock (diluted)	22,917,552	22,121,724	21,923,104

Per share data:
Basic net income (loss) per share:
Net income to common stockholders before discontinued operations	$0.40	$0.36	$0.40
Discontinued operations	$0.01	$0.03	$(0.01)
Net income available to common stockholders	$0.41	$0.39	$0.39
Diluted net income (loss) per share:
Net income to common stockholders before discontinued operations	$0.39	$0.35	$0.39
Discontinued operations	$0.01	$0.03	$(0.01)
Net income available to common stockholders	$0.40	$0.38	$0.38

Outstanding options to purchase 1,462,500 shares in 2011 and 2,223,500 shares in 2010 were excluded from the computation of diluted net income per share under the treasury stock method because the option exercise price was greater than the weighted average exercise price of the Company’s common stock during the period. The outstanding O.P. Units which are exchangeable at the unit holder’s option, subject to certain restrictions on conversions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation. The total number of O.P. Units outstanding at December 31, 2011, 2010 and 2009 were 82,700,015, 83,150,265 and 83,404,965, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

12.	OTHER INCOME

Other income from continuing operations was approximately $3,581, $2,590 and $3,708 for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, management fee income, incentive to lessee adjustment, environmental remediation payment, termination fee and miscellaneous income accounted for approximately $1,009, $672, $1,434, $93 and $373, respectively, of other income. For the year ended December 31, 2010, litigation proceeds, prior tenant bankruptcy settlement, management fee income, and miscellaneous income accounted for approximately $1,285, $140, $975 and $190, respectively, of other income. For the year ended December 31, 2009, deposit forfeiture, insurance claim, prior tenant bankruptcy settlement, management fee income, and miscellaneous income accounted for approximately $2,019, $300, $68, $969 and $352, respectively, of other income.

13.	RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Berg Group owned 75,769,684 O.P. Units of the total 82,700,015 O.P. Units issued and outstanding. As of December 31, 2010, the Berg Group owned 75,803,684 O.P. Units of the total 83,150,265 O.P. Units issued and outstanding. The Berg Group’s interest in the Company represents approximately 74.0% of the Company as of December 31, 2011 and 2010, assuming conversion of the O.P. Units into common shares of the Company.

Property Acquisition
In 2011, the Company acquired an almost fully leased office/R&D building comprised of approximately 67,500 rentable square feet at 5941 Optical Court in San Jose, California from the Berg Group for approximately $10,825 by paying $2,000 in cash and issuing an unsecured short-term note payable in the amount of approximately $8,825 with an interest rate of 3.50%, which was due October 31, 2011. As of December 31, 2011, the note payable had been fully repaid.

There were no property acquisitions from the Berg Group in 2010.

Debt with the Berg Group
As of December 31, 2011 and 2010, debt in the amount of approximately $7,139 and $7,721, respectively, was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. In the fourth quarter of 2008, the Company and the Berg Group agreed to extend the loan maturity date to June 2013. Interest expense incurred in connection with the Berg Group mortgage note was approximately $571, $613 and $653 for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, the Company issued two short-term notes payable to the Berg Group in connection with a property acquisition and quarterly dividend distributions. The interest rates on the two notes were 3.50% and LIBOR plus 1.75%, respectively. The aggregate loan amount totaled approximately $18,792. The Company repaid approximately $18,852 to the Berg Group, which includes accrued interest. For the year ended December 31, 2011, interest expense incurred in connection with those short-term notes payable was approximately $60.

During 2010, the Company issued multiple short-term notes payable to the Berg Group in connection with quarterly dividend distributions. The interest rates on these notes were LIBOR plus 1.75%. The aggregate loan amount totaled approximately $53,025. The Company repaid approximately $62,350 to the Berg Group, which includes accrued interest and the balance outstanding at December 31, 2009 of $9,325. For the year ended December 31, 2010, interest expense incurred in connection with those short-term notes payable was approximately $375.

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

In January 2002, Stellex was acquired through its bankruptcy proceeding by a division of Tyco Corporation. In connection with the acquisition of Stellex, the purchaser assumed the lease with Hellyer LP, agreed to comply with all terms of lease and reimbursed BBE for the tenant improvements, as required under the lease agreement and the bankruptcy court order. Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interest held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE, prior to payment. BBE’s share of earnings allocated to its 50% noncontrolling interest was approximately $0.9 million, $1.0 million and $0.8 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, accumulated distributions from profits of Hellyer LP totaling approximately $7.9 million were accrued and distributed to BBE. Due to the uncertainty created by the litigation over Hellyer LP, since October 2003, the Company has recorded such distributions as an account receivable from BBE, which has been included in “Other assets” on the Company’s consolidated balance sheets, with an offsetting account payable to RPC.

In September 2009, the superior court issued a final decision in the Mission West Properties, L.P. v. Republic Properties Corporation litigation and entry of judgment in favor of RPC that RPC is and at all times was a partner in Hellyer LP and was entitled to receive all past distributions from profits that were paid to BBE plus accrued interest. The Company filed an appeal. In October 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $14.0 million. Of this amount, $9.3 million represented the amount owed to RPC and $4.7 million represented a deposit to appeal the court’s final decision in the litigation. The Company accrued approximately $4.4 million in interest expense since September 2009 on the amount of past distributions that would be payable to RPC by Hellyer LP based on the amount of the judgment at the legal rate of interest of 10%.  In addition, because RPC’s interest in the Hellyer LP was transferred to BBE and past distributions from profits were paid to BBE, the Company accrued approximately $1.3 million in interest receivable due from BBE. The $1.3 million interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. The Company’s appeal was unsuccessful, and in December 2011, the Company finalized the details with its legal counsel to arrange for the transfer of funds held by the California Superior Court to pay off the judgment plus accrued interest, and coordinate with the Independent Directors Committee of the Board of Directors and BBE on the transfer of the former RPC interest from BBE to RPC. The amount of approximately $9.2 million, consisting of the aggregate distributions and accrued interest, is owed by BBE to the Company. In February 2012, the $9.2 million was applied towards the acquisition of properties from the Berg Group. See note 22 for details of the acquisition.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands, except per share data)

Acquisition of Carl E. Berg’s Interest in Unconsolidated Joint Venture
In July 1999, Toeniskoetter Breeding, Inc. (“TBI”), an unrelated party, advised Carl E. Berg that TBI had an option to purchase approximately 78.89 acres of unimproved land zoned for R&D development in Morgan Hill at $2.50 per square foot that would expire in approximately six months. TBI offered Mr. Berg a 50% interest in the development of this land if Mr. Berg provided 100% financing for the land at 0% interest for three years. Mr. Berg advised TBI of his obligation to offer all R&D development opportunities on the west coast to the Company and further advised TBI that the Company’s Independent Directors Committee of the board of directors must approve the acquisition of any properties and that the Company’s policy was only to acquire properties that are leased pursuant to the Berg land holdings option agreement. The development joint venture between TBI and the Berg Group proceeded on that basis. Building construction was financed through loans facilitated by the Berg Group. In early 2003, TBI formed TBI-MWP, a new limited partnership, to own all the leased buildings. The Berg Group offered its 50% non-controlling limited partnership interest in TBI-MWP to the Company at cost plus an annual interest rate of 7% on the funds advanced by the Berg Group which amounted to $1,800. The Independent Directors Committee of the board of directors and the Berg Group agreed to use a 7% interest rate instead of the rate and fees specified in the Berg land holdings option agreement because the transaction differed from the standard build-to-suit development specified under that agreement. TBI-MWP owned four fully leased buildings totaling approximately 593,000 rentable square feet. The buildings were subject to mortgage loans totaling approximately $53,600. The Independent Directors Committee of the board of directors approved the Company’s acquisition of the Berg Group’s 50% interest in the joint venture effective January 1, 2003. The development joint venture between the Berg Group and TBI retained two vacant shell R&D buildings and five unimproved lots. In April 2003, Comcast, Inc. offered to purchase one of the vacant buildings and two acres of adjoining land from the development joint venture for net proceeds of $2,800, after debt repayment. Prior to sale of the property, TBI-MWP acquired this property at no cost under the terms of the Berg land holdings option agreement, and the Company received a net distribution of $1,400 from the sale. The transaction was approved by the Independent Directors Committee of the board of directors. The Berg Group continues to own a 50% interest in the remaining vacant building and five unimproved lots. In July 2006, TBI-MWP sold one R&D property with approximately 126,400 rentable square feet for approximately $8,450. The total gain on the sale was approximately $876 of which $438 was the Company’s share. In November 2008, TBI-MWP sold two R&D properties with approximately 311,200 rentable square feet for approximately $65,000. The total gain on the sale was approximately $40,943 of which approximately $20,471 million was the Company’s share. TBI-MWP currently owns one fully leased R&D building totaling approximately 155,500 rentable square feet.

Berg Controlled Entities have Financial Interests in Certain Tenants that Lease Space from the Company
During the years ended December 31, 2011, 2010 and 2009, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related party tenants contributed approximately $1,469, $1,101 and $1,118 in rental income in 2011, 2010 and 2009, respectively. Under the Company’s Charter, bylaws and agreements with the Berg Group, the individual members of the Berg Group are prohibited from acquiring shares of the Company’s common stock if such acquisition would result in their beneficial ownership percentage of the Company’s common stock causing the Company to violate any REIT qualification requirement, and currently their share ownership is below a level at which rent from related party tenants would be excluded in determining compliance with REIT qualification tests.

Berg Group Commitment to Complete Future Building in Connection with an Acquisition from the Berg Group under the Berg Land Holdings Option Agreement
The Berg Group has an approximately $7,494 commitment to complete an approximately 75,000 to 90,000 square foot building in connection with the Company’s 2001 acquisition of 245 Caspian Drive in Sunnyvale, California which is comprised of approximately three acres of unimproved land. The Company recorded this portion of its purchase consideration paid to the Berg Group in “Other assets” on its consolidated balance sheets. The Berg Group plans to satisfy this commitment to construct a building when requested by the Company following the approval of the Independent Directors Committee of the board of directors. See Note 22 for the application of this obligation by the Berg Group.

Leasing and Overhead Reimbursements Provided by Berg Controlled Entity
The Company currently leases office space owned by Berg & Berg Enterprises, Inc. for the Company’s headquarters. Rental amount and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were $120 for each year ended December 31, 2011, 2010 and 2009.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

14.	FUTURE MINIMUM RENTS

The Company, through the operating partnerships, owns interests in 111 R&D properties that are leased to tenants under net operating leases with initial terms extending to the year 2022, and are typically subject to fixed increases. Generally, the leases grant tenants renewal options. Future minimum rentals under non-cancelable operating leases as of December 31, 2011, excluding tenant reimbursements of expenses, are as follows:

Year	Minimum Rent
(dollars in thousands)
2012	$77,455
2013	74,011
2014	63,090
2015	39,656
2016	34,399
Thereafter	71,575
Total	$360,186

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $20,783, $20,736 and $22,507 for the years ended December 31, 2011, 2010 and 2009, respectively.

Amounts of approximately $13,687, $15,793 and $15,791 were accrued for dividends and distributions to common stockholders and O.P. Unit holders for the years ended December 31, 2011, 2010 and 2009, respectively.

Amounts of approximately $41,410, $46,048 and $54,154 were paid to the Berg Group for distributions declared to O.P. Unit holders during the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, 450,250, 254,700 and 2,122,000 O.P. Units were exchanged for 450,250, 254,700 and 2,122,000 shares of the Company’s common stock, respectively, under the terms of the exchange rights agreement among the Company and all limited partners of the operating partnerships. These non-cash transactions were valued at approximately $3,276, $1,734 and $15,844 for the years ended December 31, 2011, 2010 and 2009, respectively, based on the market closing price on the day of the transactions.

In connection with the property disposition of 1425-1455 McCandless Drive in 2011, the Company received a promissory note from the buyer in the amount of $3,660 with an interest rate of 6.00% per annum. The principal amount of the note, together with accrued interest, will be due and payable on October 30, 2012.

In connection with the property disposition of 1325-1375 McCandless Drive in 2010, the Company received a promissory note from the buyer in the amount of $7,123 with an interest rate of 3.00% per annum. The principal amount of the note, together with accrued interest, was due and payable on October 30, 2011.

16.	COMMITMENTS AND CONTINGENCIES

The Company and the operating partnerships, from time to time, are parties to litigation arising out of the normal course of business.  The Company is currently involved in the following legal proceedings, and does not believe the ultimate outcome of any of these proceedings will have a material adverse effect on its financial condition or operating results.

Guarantees
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2011.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (Dollars in thousands, except per share data)

The Company also enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with lenders, joint venture partners, contractors, and tenants. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company.  These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of December 31, 2011.

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

17.	REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company follows the accounting provisions and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale are classified as discontinued operations in the consolidated statements of operations. Prior period consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were held for sale or sold and presented as discontinued operations for the years ended December 31, 2011, 2010 and 2009. Additionally, all periods presented in this report will likely require further reclassification in future periods if additional properties are held for sale or property sales occur.

In 2011, the Company sold one R&D property for a total sales price of approximately $7,320 resulting in a net gain of approximately $3,891.

In 2010, the Company sold one R&D property for a total sales price of approximately $14,123 resulting in a net gain of approximately $6,199.

As of December 31, 2011, there were 13 properties under contract to be sold which would qualify as assets held for sale.

Results of operations for these properties for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues:
Rental income	$26	$715	$1,063
Tenant reimbursements	(34)	273	459
Other income	161	29	48
Total operating revenues	153	1,017	1,570

Expenses:
Property operating, maintenance and real estate taxes	1,030	1,558	1,751
Depreciation	1,004	1,629	1,682
Total operating expenses	2,034	3,187	3,433

Net loss attributable to discontinued operations	(1,881)	(2,170)	(1,863)
Net gain on disposal of discontinued operations	3,891	6,199	-
Income (loss) from discontinued operations	$2,010	$4,029	$(1,863)

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands, except per share data)

18.	ACQUISITION-RELATED INTANGIBLE ASSETS

Amortization expense related to in-place leases of approximately $981, $708 and $637 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively.

Details of real estate related intangible assets at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(dollars in thousands)
Amortizable intangible assets:
Real estate related intangible assets	$3,561	$3,240
Accumulated amortization	(1,548)	(2,687)
Net real estate related intangible assets	$2,013	$553

The estimated aggregate amortization expense for the real estate related intangible assets for the remaining fiscal years as of December 31, 2011, is as follows:

Year	Estimated In-place Lease Amortization (expense)
(dollars in thousands)
2012	$1,204
2013	176
2014	138
2015	138
2016	138
Thereafter	219
Total	$2,013

19.	FAIR VALUE OF RESTRICTED INVESTMENT IN MARKETABLE SECURITIES

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

As of December 31, 2011, the Company had no restricted investment in marketable securities. The Company’s restricted investment in marketable securities on December 31, 2009, was classified as trading securities. The marketable securities are classified as Level 1 of the fair value hierarchy in accordance with the accounting provisions for fair value measurements and disclosures and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source. Unrealized holdings gains and losses (differences between the initial cost and the fair value at the balance sheet date) are included in net income of the current period, and interest and dividend revenue, as well as realized gains and losses on sales, are included in net income of the current period.

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

As of December 31, 2009, the fair value of the marketable securities totaled approximately $12,069, including dividends, and the cost thereof was approximately $6,610. The marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding gain and loss recorded in unrealized gain or loss from investment. For the year ended December 31, 2009, the Company recorded net unrealized gain of approximately $5,011 related to the increase in fair value of the marketable securities, which was reported in unrealized gain from investment in the Company’s consolidated statement of operations.

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

21.	SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the year ended December 31, 2011 (1) is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Unaudited)
	(dollars in thousands)
Rental income	$21,723	$20,354	$20,889	$20,608
Operating income	$15,760	$13,368	$13,407	$14,950
Net income	$10,395	$8,062	$8,031	$10,403
Net income available to common stockholders	$2,400	$1,879	$1,875	$3,121
Per share data:
Basic net income per share	$0.11	$0.08	$0.08	$0.14
Diluted net income per share	$0.11	$0.08	$0.08	$0.14
Weighted average shares of common stock (basic)	22,288,103	22,495,605	22,584,770	22,585,110
Weighted average shares of common stock (diluted)	22,405,276	22,756,006	22,878,981	22,013,187

Quarterly financial information for the year ended December 31, 2010 (1) is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Unaudited)
	(dollars in thousands)
Rental income	$20,635	$20,489	$20,426	$19,487
Operating income	$13,842	$13,306	$11,381	$10,522
Net income	$10,675	$10,563	$6,075	$5,153
Net income available to common stockholders	$2,458	$2,460	$1,370	$2,185
Per share data:
Basic net income per share	$0.11	$0.11	$0.06	$0.10
Diluted net income per share	$0.11	$0.11	$0.06	$0.10
Weighted average shares of common stock (basic)	21,881,189	21,957,654	21,976,679	22,076,694
Weighted average shares of common stock (diluted)	22,056,805	22,123,527	22,109,391	22,198,946

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding differences.

22.	SUBSEQUENT EVENTS

On January 5, 2012, the Company paid dividends of $0.13 per share of common stock to all common stockholders of record as of December 30, 2011. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. Unit to all O.P. Unit holders. Aggregate dividends and distributions amounted to approximately $13,687.

On January 9, 2012, the Company disposed of three R&D properties located at 1680-1690 McCandless Drive, 1740-1768 McCandless Drive and 1810-1830 McCandless Drive in Milpitas, California consisting of approximately 165,000 rentable square feet. A total net gain of approximately $8,350 will be recognized and classified as discontinued operations on the total sales price of $21,780. The buyer issued an unsecured promissory note to the Company in the amount of $18,780 with an interest rate of 0% per annum. The total sales price encompasses the sum of the following amounts: 1) the down payment price of $3,000; 2) yearly payments of $3,000 on the anniversary of the closing date for four years; and 3) on the fifth year anniversary of the closing date, the buyer will pay the amount remaining of the unpaid portion of the total sales price.

MISSION WEST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands, except per share data)

On February 1, 2012, the Company acquired three vacant R&D buildings located at 5901, 5921 and 5961 Optical Court in San Jose, California from the Berg Group consisting of approximately 202,500 rentable square feet. The total acquisition price for these properties was $18,000. The Company also acquired approximately ten acres of raw land at Hellyer Avenue and Embedded Way for approximately $5,313 and nine acres of raw land at Hellyer Avenue and Piercy Road for approximately $4,877 from the Berg Group. The combined purchase price for the three R&D buildings and raw land totaled approximately $28,190. The Company acquired these properties by offsetting the purchase price with approximately $9,217, the amount the Berg Group owes to the Company from the outcome of the Hellyer Avenue Limited Partnership litigation and approximately $7,494, the amount the Berg Group is committed to pay toward the construction of an R&D building in connection with the Company’s 2001 acquisition of 245 Caspian Drive in Sunnyvale, California. The Company issued an unsecured short-term note payable for the remaining amount of approximately $11,479 with an interest rate of LIBOR plus 1.75%, which is due July 15, 2012, with an option to extend another six months. As of March 13, 2012, the note payable had been fully repaid.

On February 14, 2012, the Company disposed of three R&D properties located at 1625-1657 McCandless Drive, 1725-1745 McCandless Drive and 1815-1845 McCandless Drive in Milpitas, California consisting of approximately 112,000 rentable square feet. Only 36.04% of property 1815-1845 McCandless Drive was sold in this phase and the remaining 63.96% will be sold in the second phase at a later date. A total net gain of approximately $4,434 will be recognized and classified as discontinued operations on the total sales price of $13,613. The Company received net proceeds of approximately $13,547 in cash.

INTENTIONALLY BLANK

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2011
(dollars in thousands)
				Initial Cost			Total Cost
						Cost
					Buildings	Subsequent to		Buildings		Accumulated
			December 31, 2011		and	Construction/		and		Depreciation	Date of	Depreciable
Property Name	City		Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	& Amortization	Acquisition	Life
5300-5350 Hellyer Avenue	San Jose	C	$7,139	$5,742	$11,442		$5,742	$11,442	$17,184	$3,325	05/00	M
10401-10411 Bubb Road	Cupertino	A		633	3,078		633	3,078	3,711	1,041	07/98	M
45365 Northport Loop	Fremont			2,447	5,711	$11	2,447	5,722	8,169	1,618	10/00	M
45738 Northport Loop	Fremont	F		891	4,338	5	891	4,343	5,234	1,469	07/98	M
4050 Starboard Drive	Fremont	F		1,329	6,467	8	1,329	6,475	7,804	2,187	07/98	M
3501 W. Warren Ave/Fremont Blvd	Fremont			1,866	9,082	1,366	1,866	10,448	12,314	4,424	07/98	M
48800 Milmont Blvd	Fremont			1,013	4,932		1,013	4,932	5,945	1,666	07/98	M
4750 Patrick Henry Drive	Santa Clara	H		1,604	7,805	405	1,604	8,210	9,814	3,051	07/98	M
3520 Bassett Street	Santa Clara	D		1,104	5,371		1,104	5,371	6,475	1,813	07/98	M
3530 Bassett Street	Santa Clara	B,D		849	4,133		849	4,133	4,982	1,396	07/98	M
5850-5870 Hellyer Avenue	San Jose	F		2,787	6,502	173	2,787	6,675	9,462	2,275	11/98	M
5750 Hellyer Avenue	San Jose	F		3,266	3,354	2,798	3,266	6,152	9,418	2,603	08/01	M
800 Embedded Way	San Jose	L		1,794	-		1,794	-	1,794	-	03/00	-
5500 Hellyer Avenue	San Jose	F		4,735	12,485	1,545	4,735	14,030	18,765	4,044	02/01	M
5550 Hellyer Avenue	San Jose	F		3,261	3,478	3,755	3,261	7,233	10,494	3,505	06/01	M
5400 Hellyer Avenue	San Jose			3,238	5,007	215	3,238	5,222	8,460	1,657	07/00	M
5325 Hellyer Avenue	San Jose	H		4,684	10,230	40	4,684	10,270	14,954	2,862	01/01	M
875 Embedded Way	San Jose	H		4,866	5,822	2,529	4,866	8,351	13,217	2,530	01/02	M
5905-5965 Silver Creek Valley Road	San Jose			8,437	17,316	46	8,437	17,362	25,799	4,567	07/01	M
5905-5965 Silver Creek Valley Road	San Jose			3,438	2,727		3,438	2,727	6,165	699	10/01	M
5845 Hellyer Avenue	San Jose			6,090	5,029		6,090	5,029	11,119	548	09/07	M
855 Embedded Way	San Jose			3,289	6,521	60	3,289	6,581	9,870	1,799	05/01	M
1065-1105 La Avenida Street	Mountain View			46,832	109,275	65	46,832	109,340	156,172	34,850	04/99	M
1040-1050 La Avenida Street	Mountain View			3,652	200		3,652	200	3,852	200	01/10	M
1875 Charleston Road	Mountain View	N		-	1,870	421	-	2,291	2,291	302	04/06	M
1750 Automation Parkway	San Jose	G		4,789	11,174	315	4,789	11,489	16,278	3,590	07/99	M
1756 Automation Parkway	San Jose	G		4,378	10,216	704	4,378	10,920	15,298	3,407	01/00	M
1762 Automation Parkway	San Jose	G		4,804	12,224	1,332	4,804	13,556	18,360	4,439	04/00	M
1768 Automation Parkway	San Jose	H		8,195	19,121	218	8,195	19,339	27,534	5,517	12/00	M
255 Caspian Drive	Sunnyvale	F		3,491	7,160	1,658	3,491	8,818	12,309	3,152	04/00	M
245 Caspian Drive	Sunnyvale			5,894	-		5,894	-	5,894	-	04/01	-
5941 Optical Court	San Jose	Q		1,808	9,017	31	1,808	9,048	10,856	798	7/11	M
5981 Optical Court	San Jose	F		4,054	14,938	298	4,054	15,236	19,290	3,514	01/08	M
5970 Optical Court	San Jose	F		2,758	8,395		2,758	8,395	11,153	1,679	12/03	M
5900 Optical Court	San Jose			3,634	12,677	723	3,634	13,400	17,034	3,094	07/02	M
2630 Orchard Parkway	San Jose			2,932	5,863	22	2,932	5,885	8,817	1,464	03/02	M
2610 Orchard Parkway	San Jose	K		2,615	5,231		2,615	5,231	7,846	1,286	03/02	M
55 West Trimble Road	San Jose	K		4,435	8,869		4,435	8,869	13,304	2,181	03/02	M
2001 Walsh Avenue	Santa Clara	E,G,J		4,610	3,887		4,610	3,887	8,497	855	04/03	M
2880 Scott Blvd	Santa Clara	E,H,J		14,501	22,555	471	14,501	23,026	37,527	5,133	04/03	M
2890 Scott Blvd	Santa Clara	E,H,J		3,081	9,696	25	3,081	9,721	12,802	2,140	04/03	M
2770-2800 Scott Blvd	Santa Clara	E,H		7,138	7,075	170	7,138	7,245	14,383	1,708	04/03	M
2300 Central Expressway	Santa Clara	E,G,J		2,390	2,459	50	2,390	2,509	4,899	566	04/03	M
2220 Central Expressway	Santa Clara	E,G,J		3,305	3,427	816	3,305	4,243	7,548	1,421	04/03	M
2330 Central Expressway	Santa Clara	E,G		3,673	3,932	1,237	3,673	5,169	8,842	1,674	04/03	M
233 South Hillview Drive	Milpitas	F,O		3,335	8,701		3,335	8,701	12,036	1,269	03/06	M
2251 Lawson Lane	Santa Clara			1,952	9,498	622	1,952	10,120	12,072	3,589	07/98	M
1230 East Arques	Sunnyvale	F		540	2,628	39	540	2,667	3,207	930	07/98	M
1250 East Arques	Sunnyvale	F		1,335	6,499		1,335	6,499	7,834	2,194	07/98	M
20400 Mariani Avenue	Cupertino			1,670	8,125	946	1,670	9,071	10,741	3,562	07/98	M
10500 De Anza Blvd	Cupertino			7,666	37,304		7,666	37,304	44,970	12,594	07/98	M
20605-20705 Valley Green Drive	Cupertino	G		3,490	16,984		3,490	16,984	20,474	5,736	07/98	M
10300 Bubb Road	Cupertino	F		635	3,090		635	3,090	3,725	1,044	07/98	M
10440 Bubb Road	Cupertino			434	2,112	114	434	2,226	2,660	829	07/98	M
10460 Bubb Road	Cupertino	H		994	4,838	1,279	994	6,117	7,111	2,199	07/98	M
1135 Kern Avenue	Sunnyvale			407	1,982		407	1,982	2,389	672	07/98	M
450 National Avenue	Mountain View			611	2,973	95	611	3,068	3,679	1,097	07/98	M
3301 Olcott Street	Santa Clara	F		1,846	8,984	1,878	1,846	10,862	12,708	3,317	07/98	M
2800 Bayview Avenue	Fremont			1,070	5,205	60	1,070	5,265	6,335	1,819	07/98	M

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2011
(dollars in thousands)
				Initial Cost			Total Cost
Property Name	City		December 31, 2011 Encumbrances	Land	Buildings and Improvements	Cost Subsequent to Construction/ Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation & Amortization	Date of Acquisition	Depreciable Life
5521 Hellyer Avenue	San Jose			4,534	9,650	230	4,534	9,880	14,414	2,116	02/05	M
6850 Santa Teresa Blvd	San Jose	H		377	1,836	819	377	2,655	3,032	1,143	07/98	M
6810 Santa Teresa Blvd	San Jose	H		2,567	5,991	844	2,567	6,835	9,402	2,615	03/99	M
140-160 Great Oaks Blvd	San Jose			1,402	6,822	754	1,402	7,576	8,978	2,824	07/98	M
6541 Via del Oro/6385 San Ignacio	San Jose	G		1,039	5,057	163	1,039	5,220	6,259	1,825	07/98	M
6311-6351 San Ignacio Avenue	San Jose	F		6,246	30,396	170	6,246	30,566	36,812	10,435	07/98	M
6320-6360 San Ignacio Avenue	San Jose	G		2,616	12,732	439	2,616	13,171	15,787	4,546	07/98	M
75 E. Trimble Road/2610 N. First St	San Jose			3,477	16,919	1,457	3,477	18,376	21,853	6,014	07/98	M
2904 Orchard Parkway	San Jose	F,P		4,704	11,992		4,704	11,992	16,696	1,901	02/08	M
3236 Scott Blvd	Santa Clara	F		1,234	6,005		1,234	6,005	7,239	2,029	07/98	M
1212 Bordeaux Lane	Sunnyvale	F		2,250	10,948		2,250	10,948	13,198	3,698	07/98	M
1500-1810 McCandless Drive	Milpitas			11,507	54,096	1,306	11,507	55,402	66,909	18,887	07/98	M
1600 Memorex Drive	Santa Clara	I		1,221	5,940	11	1,221	5,951	7,172	1,993	07/98	M
1688 Richard Avenue	Santa Clara	I		1,248	2,913	6	1,248	2,919	4,167	988	09/98	M
1700 Richard Avenue	Santa Clara	I		1,727	4,030		1,727	4,030	5,757	1,254	08/99	M
Morgan Hill Land	Morgan Hill			25,543	-		25,543	-	25,543	-	03/07	-
Morgan Hill Land	Morgan Hill			2,297	-		2,297	-	2,297	-	04/07	-
300 Montague Expressway	Milpitas			2,609	2,499		2,609	2,499	5,108	276	04/07	M
337 Trade Zone Blvd	Milpitas			2,264	2,168		2,264	2,168	4,432	239	04/07	M
324-368 Montague Expressway	Milpitas			2,968	2,843		2,968	2,843	5,811	314	04/07	M
3506-3510 Bassett Street	Santa Clara	D		943	4,591	182	943	4,773	5,716	1,698	07/98	M
3540-3544 Bassett Street	Santa Clara	F,D		1,565	7,616	261	1,565	7,877	9,442	2,692	07/98	M
3550 Bassett Street	Santa Clara	F,D		1,079	5,251	33	1,079	5,284	6,363	1,809	07/98	M
3560 Bassett Street	Santa Clara	F,D		1,075	5,233	8	1,075	5,241	6,316	1,776	07/98	M
3570-3580 Bassett Street	Santa Clara	F,D		1,075	5,233		1,075	5,233	6,308	1,769	07/98	M
Hartford Loans		F	143,497
Northwestern Mutual Life Insurance Company		G	69,034
Allianz Loans		H	118,635
Heritage Bank of Commerce Line of Credit		I	3,305
Total (R)			$341,610	$323,884	$769,775	$33,228	$323,884	$803,003	$1,126,887	$245,741

Properties Held For Sale:
1500-1810 McCandless Drive	Milpitas			$9,569	$45,970		$9,569	$45,970	$55,539	$15,700	07/98
300 Montague Expressway	Milpitas			2,609	2,499		2,609	2,499	5,108	276	04/07
337 Trade Zone Blvd	Milpitas			2,264	2,168		2,264	2,168	4,432	240	04/07
324-368 Montague Expressway	Milpitas			2,968	2,843		2,968	2,843	5,811	314	04/07
Total				$17,410	$53,480		$17,410	$53,480	$70,890	$16,530

(A) 16.67% of this property’s ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(B) 25% of this property’s ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(C) 50% of this property’s ownership is held by unaffiliated parties outside the operating partnerships of the Company.
(D) Part of the property group referred to as the Triangle Technology Park.
(E) Part of the property group referred to as the San Tomas Technology Park.
(F) Encumbered by the $143,497 Hartford loans - full amount of loan shown at the bottom of the schedule.
(G) Encumbered by the $69,034 Northwestern Mutual Life Insurance Company loan - full amount of loan shown at the bottom of the schedule.
(H) Encumbered by the $118,635 Allianz loans - full amount of loan shown at the bottom of the schedule.
(I) Encumbered by the $3,305 Heritage Bank of Commerce Line of Credit loan - full amount of loan shown at the bottom of the schedule.
(J) Purchase price allocated to real estate related intangible assets amounted to $18,284. Approximately $17,410 and $874 was fully amortized in 2007 and 2005, respectively, and the asset cost and its related accumulated amortization were removed from the accounts.

(K) Purchase price allocated to real estate related intangible assets amounted to $1,367. The amount was fully amortized in 2004 and the asset cost and its related accumulated amortization were removed from the accounts.

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

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2011
(dollars in thousands)

(N) Purchase price allocated to real estate related intangible assets amounted to $745. The amount was fully amortized in 2010 and the asset cost and its related accumulated amortization were removed from the accounts.

(O) Purchase price allocated to real estate related intangible assets amounted to $1,374. The amount was fully amortized in 2011 and the asset cost and its related accumulated amortization were removed from the accounts.

(P) Purchase price allocated to real estate related intangible assets amounted to $1,121.
(Q) Purchase price allocated to real estate related intangible assets amounted to $2,440.
(R) These real estate and accumulated depreciation totals are inclusive of properties held for sale.

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2010
(dollars in thousands)
				Initial Cost			Total Cost
						Cost
					Buildings	Subsequent to		Buildings		Accumulated
			December 31, 2010		and	Construction/		and		Depreciation	Date of	Depreciable
Property Name	City		Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	& Amortization	Acquisition	Life
5300-5350 Hellyer Avenue	San Jose	C	$7,721	$5,742	$11,442		$5,742	$11,442	$17,184	$3,039	05/00	M
10401-10411 Bubb Road	Cupertino	A		633	3,078		633	3,078	3,711	963	07/98	M
45365 Northport Loop	Fremont			2,447	5,711	$11	2,447	5,722	8,169	1,475	10/00	M
45738 Northport Loop	Fremont	F		891	4,338	5	891	4,343	5,234	1,360	07/98	M
4050 Starboard Drive	Fremont	F		1,329	6,467	8	1,329	6,475	7,804	2,025	07/98	M
3501 W. Warren Ave/Fremont Blvd	Fremont			1,866	9,082	1,366	1,866	10,448	12,314	4,166	07/98	M
48800 Milmont Blvd	Fremont			1,013	4,932		1,013	4,932	5,945	1,543	07/98	M
4750 Patrick Henry Drive	Santa Clara	H		1,604	7,805	405	1,604	8,210	9,814	2,855	07/98	M
3520 Bassett Street	Santa Clara	D		1,104	5,371		1,104	5,371	6,475	1,679	07/98	M
3530 Bassett Street	Santa Clara	B,D		849	4,133		849	4,133	4,982	1,293	07/98	M
5850-5870 Hellyer Avenue	San Jose	F		2,787	6,502	131	2,787	6,633	9,420	2,086	11/98	M
5750 Hellyer Avenue	San Jose	F		3,266	3,354	2,798	3,266	6,152	9,418	2,173	08/01	M
800 Embedded Way	San Jose	L		1,794	-		1,794	-	1,794	-	03/00	-
5500 Hellyer Avenue	San Jose	F		4,735	12,485	1,545	4,735	14,030	18,765	3,534	02/01	M
5550 Hellyer Avenue	San Jose	F		3,261	3,478	3,755	3,261	7,233	10,494	2,659	06/01	M
5400 Hellyer Avenue	San Jose			3,238	5,007	215	3,238	5,222	8,460	1,531	07/00	M
5325 Hellyer Avenue	San Jose	H		4,684	10,230	40	4,684	10,270	14,954	2,606	01/01	M
875 Embedded Way	San Jose	H		4,866	5,822	2,529	4,866	8,351	13,217	2,068	01/02	M
5905-5965 Silver Creek Valley Road	San Jose			8,437	17,316	46	8,437	17,362	25,799	4,124	07/01	M
5905-5965 Silver Creek Valley Road	San Jose			3,438	2,727		3,438	2,727	6,165	631	10/01	M
5845 Hellyer Avenue	San Jose			6,090	5,029		6,090	5,029	11,119	419	09/07	M
855 Embedded Way	San Jose			3,289	6,521	60	3,289	6,581	9,870	1,640	05/01	M
1065-1105 La Avenida Street	Mountain View			46,832	109,275	65	46,832	109,340	156,172	32,116	04/99	M
1040-1050 La Avenida Street	Mountain View			3,652	200		3,652	200	3,852	100	01/10	M
1875 Charleston Road	Mountain View	N		-	2,615		-	2,615	2,615	967	04/06	M
1750 Automation Parkway	San Jose	G		4,789	11,174	315	4,789	11,489	16,278	3,303	07/99	M
1756 Automation Parkway	San Jose	G		4,378	10,216	704	4,378	10,920	15,298	3,083	01/00	M
1762 Automation Parkway	San Jose	G		4,804	12,224	1,332	4,804	13,556	18,360	3,947	04/00	M
1768 Automation Parkway	San Jose	H		8,195	19,121	218	8,195	19,339	27,534	5,039	12/00	M
255 Caspian Drive	Sunnyvale	F		3,491	7,160	1,658	3,491	8,818	12,309	2,849	04/00	M
245 Caspian Drive	Sunnyvale			5,894	-		5,894	-	5,894	-	04/01	-
5981 Optical Court	San Jose	F		4,054	14,938	298	4,054	15,236	19,290	2,634	01/08	M
5970 Optical Court	San Jose	F		2,758	8,395		2,758	8,395	11,153	1,469	12/03	M
5900 Optical Court	San Jose			3,634	12,677	83	3,634	12,760	16,394	2,777	07/02	M
2630 Orchard Parkway	San Jose			2,932	5,863	22	2,932	5,885	8,817	1,317	03/02	M
2610 Orchard Parkway	San Jose	K		2,615	5,231		2,615	5,231	7,846	1,156	03/02	M
55 West Trimble Road	San Jose	K		4,435	8,869		4,435	8,869	13,304	1,959	03/02	M
2001 Walsh Avenue	Santa Clara	E,G,J		4,610	3,887		4,610	3,887	8,497	758	04/03	M
2880 Scott Blvd	Santa Clara	E,H,J		14,501	22,555	471	14,501	23,026	37,527	4,522	04/03	M
2890 Scott Blvd	Santa Clara	E,H,J		3,081	9,696	25	3,081	9,721	12,802	1,894	04/03	M
2770-2800 Scott Blvd	Santa Clara	E,H		7,138	7,075	170	7,138	7,245	14,383	1,502	04/03	M
2300 Central Expressway	Santa Clara	E,G,J		2,390	2,459	50	2,390	2,509	4,899	494	04/03	M
2220 Central Expressway	Santa Clara	E,G,J		3,305	3,427	816	3,305	4,243	7,548	1,242	04/03	M
2330 Central Expressway	Santa Clara	E,G		3,673	3,932	1,062	3,673	4,994	8,667	1,506	04/03	M
233 South Hillview Drive	Milpitas	F,O		3,335	10,076		3,335	10,076	13,411	2,358	03/06	M
2251 Lawson Lane	Santa Clara			1,952	9,498	622	1,952	10,120	12,072	3,227	07/98	M
1230 East Arques	Sunnyvale	F		540	2,628	39	540	2,667	3,207	864	07/98	M
1250 East Arques	Sunnyvale	F		1,335	6,499		1,335	6,499	7,834	2,032	07/98	M
20400 Mariani Avenue	Cupertino			1,670	8,125	946	1,670	9,071	10,741	3,176	07/98	M
10500 De Anza Blvd	Cupertino			7,666	37,304		7,666	37,304	44,970	11,661	07/98	M
20605-20705 Valley Green Drive	Cupertino	G		3,490	16,984		3,490	16,984	20,474	5,311	07/98	M
10300 Bubb Road	Cupertino	F		635	3,090		635	3,090	3,725	967	07/98	M
10440 Bubb Road	Cupertino			434	2,112	114	434	2,226	2,660	777	07/98	M
10460 Bubb Road	Cupertino	H		994	4,838	1,279	994	6,117	7,111	2,049	07/98	M
1135 Kern Avenue	Sunnyvale			407	1,982		407	1,982	2,389	623	07/98	M
450 National Avenue	Mountain View			611	2,973	95	611	3,068	3,679	992	07/98	M
3301 Olcott Street	Santa Clara	F		1,846	8,984	1,876	1,846	10,860	12,706	2,901	07/98	M
2800 Bayview Avenue	Fremont			1,070	5,205	60	1,070	5,265	6,335	1,689	07/98	M

MISSION WEST PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation and Amortization
December 31, 2010
(dollars in thousands)
				Initial Cost			Total Cost
						Cost
					Buildings	Subsequent to		Buildings		Accumulated
			December 31, 2010		and	Construction/		and		Depreciation	Date of	Depreciable
Property Name	City		Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	& Amortization	Acquisition	Life
5521 Hellyer Avenue	San Jose			4,534	9,650	112	4,534	9,762	14,296	1,768	02/05	M
6850 Santa Teresa Blvd	San Jose	H		377	1,836	819	377	2,655	3,032	1,073	07/98	M
6810 Santa Teresa Blvd	San Jose	H		2,567	5,991	772	2,567	6,763	9,330	2,350	03/99	M
140-160 Great Oaks Blvd	San Jose			1,402	6,822	754	1,402	7,576	8,978	2,641	07/98	M
6541 Via del Oro/6385 San Ignacio	San Jose	G		1,039	5,057	163	1,039	5,220	6,259	1,671	07/98	M
6311-6351 San Ignacio Avenue	San Jose	F		6,246	30,396	170	6,246	30,566	36,812	9,675	07/98	M
6320-6360 San Ignacio Avenue	San Jose	G		2,616	12,732	439	2,616	13,171	15,787	4,219	07/98	M
75 E. Trimble Road/2610 N. First St	San Jose			3,477	16,919	516	3,477	17,435	20,912	5,378	07/98	M
2904 Orchard Parkway	San Jose	F,P		4,704	11,992		4,704	11,992	16,696	1,405	02/08	M
3236 Scott Blvd	Santa Clara	F		1,234	6,005		1,234	6,005	7,239	1,879	07/98	M
1212 Bordeaux Lane	Sunnyvale	F		2,250	10,948		2,250	10,948	13,198	3,424	07/98	M
1350-1810 McCandless Drive	Milpitas			12,259	57,770	1,306	12,259	59,076	71,335	18,947	07/98	M
1600 Memorex Drive	Santa Clara	I		1,221	5,940	11	1,221	5,951	7,172	1,844	07/98	M
1688 Richard Avenue	Santa Clara	I		1,248	2,913	6	1,248	2,919	4,167	915	09/98	M
1700 Richard Avenue	Santa Clara	I		1,727	4,030		1,727	4,030	5,757	1,154	08/99	M
Morgan Hill Land	Morgan Hill			25,543	-		25,543	-	25,543	-	03/07	-
Morgan Hill Land	Morgan Hill			2,297	-		2,297	-	2,297	-	04/07	-
300 Montague Expressway	Milpitas			2,609	2,499		2,609	2,499	5,108	229	04/07	M
337 Trade Zone Blvd	Milpitas			2,264	2,168		2,264	2,168	4,432	199	04/07	M
324-368 Montague Expressway	Milpitas			2,968	2,843		2,968	2,843	5,811	261	04/07	M
3506-3510 Bassett Street	Santa Clara	D		943	4,591	182	943	4,773	5,716	1,579	07/98	M
3540-3544 Bassett Street	Santa Clara	F,D		1,565	7,616	261	1,565	7,877	9,442	2,483	07/98	M
3550 Bassett Street	Santa Clara	F,D		1,079	5,251	33	1,079	5,284	6,363	1,678	07/98	M
3560 Bassett Street	Santa Clara	F,D		1,075	5,233	8	1,075	5,241	6,316	1,646	07/98	M
3570-3580 Bassett Street	Santa Clara	F,D		1,075	5,233		1,075	5,233	6,308	1,638	07/98	M
Hartford Loans		F	148,003
Northwestern Mutual Life Insurance Company		G	73,357
Allianz Loans		H	124,410
Heritage Bank of Commerce Line of Credit		I	-
Total (Q)			$353,491	$322,828	$766,552	$30,786	$322,828	$797,338	$1,120,166	$225,186

Property Held For Sale:
1425-1455 McCandless Drive	Milpitas			$752	$3,674		$752	$3,674	$4,426	$1,159	07/98

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

(N) Purchase price allocated to real estate related intangible assets amounted to $745. The amount was fully amortized in 2010 and the asset cost and its related accumulated amortization were removed from the accounts.

(O) Purchase price allocated to real estate related intangible assets amounted to $1,374.
(P) Purchase price allocated to real estate related intangible assets amounted to $1,121.
(Q) These real estate and accumulated depreciation totals are inclusive of a property held for sale.

MISSION WEST PROPERTIES, INC.
NOTE TO SCHEDULE III
December 31, 2011, 2010 and 2009
(dollars in thousands)

1. Reconciliation of real estate and accumulated depreciation and amortization:

	2011 (a)	2010 (a)	2009
Investments in properties:
Balance at beginning of year	$1,120,166	$1,123,800	$1,123,622
Additions	13,267	6,693	178
Dispositions	(4,426)	(10,327)	-
Reclassification	(2,119)	-	-
Balance at end of year	$1,126,888	$1,120,166	$1,123,800

Accumulated depreciation and amortization:
Balance at beginning of year	$225,186	$204,153	$180,043
Additions	23,833	23,751	24,110
Dispositions	(1,159)	(2,718)	-
Reclassification	(2,119)	-	-
Balance at end of year	$245,741	$225,186	$204,153

Net investments in properties	$881,147	$894,980	$919,647

(a)	The years 2011 and 2010 amounts are inclusive of properties held for sale.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that as of December 31, 2011, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of Mission West Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Mission West Properties, Inc.’s internal control over financial reporting as of December 31, 2011. Management based this assessment on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Mission West Properties, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment, management determined that Mission West Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

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

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included under Item 8, above.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the sections titled “Management - Directors and Executive Officers,” “Corporate Governance” and “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with respect to the 2012 annual stockholders’ meeting.

We have adopted a Code of Business Conduct and Ethics for Employees, Executive Officers and Directors that applies to all of our employees and directors. We have posted this Code of Business Conduct and Ethics on the Company’s website at www.missionwest.com.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from the section titled “Executive Compensation” in the Company’s definitive proxy statement to be filed with respect to the 2012 annual stockholders’ meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the sections titled “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive proxy statement to be filed with respect to the 2012 annual stockholders’ meeting.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive proxy statement to be filed with respect to the 2012 annual stockholders’ meeting.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the sections titled “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed with respect to the 2012 annual stockholders’ meeting.

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

2.	Schedule III - Real Estate and Accumulated Depreciation and Amortization as of December 31, 2011 and 2010.

3.	The exhibits listed on the Exhibit Index either are filed with this Annual Report on Form 10-K or have been filed previously with the SEC and are incorporated by reference to those prior filings.

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

MISSION WEST PROPERTIES, INC.

Date: March 15, 2012	By: /s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2012	By: /s/ Wayne N. Pham
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

Signature	Title	Date
/s/ Carl E. Berg	Chairman of the Board, Chief Executive Officer and Director	March 15, 2012
Carl E. Berg
/s/ William A. Hasler	Director	March 15, 2012
William A. Hasler
/s/ Lawrence B. Helzel	Director	March 15, 2012
Lawrence B. Helzel
/s/ Raymond V. Marino	President, Chief Operating Officer and Director	March 15, 2012
Raymond V. Marino
/s/ Martin S. Roher	Director	March 15, 2012
Martin S. Roher

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

3.2.1	Articles of Amendment and Restatement of Mission West Properties, Inc. (1)
3.2.2	Amended and Restated Bylaws of Mission West Properties, Inc. as of December 18, 2007 (1a)
4.1	Description of Capital Stock (2)
4.1.1	Specimen Common Stock certificate (2)
10.1.1	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. (2b)
10.1.2	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. I (2b)
10.1.3	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. II (2b)
10.1.4	Amended and Restated Agreement of Limited Partnership of Mission West Properties, L.P. III (2b)
10.1.5	Agreement of Limited Partnership of Mission West Properties, L.P. IV (25)
10.1.6	Agreement of Limited Partnership of Mission West Properties, L.P. V (25)
10.1.7	Partnership Division Agreement for Mission West Properties, L.P. I and Mission West Properties, L.P. IV (25)
10.1.8	Partnership Division Agreement for Mission West Properties, L.P. II and Mission West Properties, L.P. V (25)
10.2	Exchange Rights Agreement between Mission West Properties and the Limited Partners (2b)
10.2.1	Amendment to Exchange Rights Agreement between Mission West Properties and the Limited Partners (25)
10.4.1	Acquisition Agreement, dated as of May 14, 1998, among Mission West Properties, certain partnerships and the Berg Group (as defined therein) (1)
10.4.2	Amendment to Acquisition Agreement, dated as of July 1, 1998 (1)
10.4.3	Form of Partnership Interest Purchase Demand Note (1)
10.4.4	Second Amendment to Acquisition Agreement, dated as of December 30, 2011 (25)
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

10.5.3	Form of Registration Rights Agreement for purchasers, who acquired shares of Common Stock under the May 4, 1998 Stock Purchase Agreements (3)
10.6	Pending Projects Acquisition Agreement among Mission West Properties, the Operating Partnership and the Berg Group (2b)
10.7	Berg Land Holdings Option Agreement between Mission West Properties and certain members of the Berg Group (2b)
10.8	Berg & Berg Enterprises, Inc. Sublease Agreement (1)
10.12	Lease Agreement with Apple Computer, Inc. (4a)
10.14	Lease Agreement with Amdahl Corporation (4b)
10.15	Hartford Fixed Rate Term Loan Agreement (5)
10.15.1	Hartford Life Insurance Company Promissory Note (5)
10.15.2	Hartford Life and Annuity Insurance Company Promissory Note (5)
10.15.3	Hartford Life and Accident Insurance Company Promissory Note (5)
10.15.4	Hartford-Mission West Properties, L.P. (Santa Clara) Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.5	Hartford-Mission West Properties, L.P. (Alameda) Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.6	Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.7	Hartford-Mission West Properties, L.P. II Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.8	Hartford-Mission West Properties, L.P. III Deed of Trust, Security Agreement and Fixture Filing (5)
10.15.9	Hartford Carveout Indemnity Agreement (5)
10.15.10	Hartford Environmental Indemnity Agreement (5)
10.16	Hartford Fixed Rate Term Loan Agreement II (23)
10.16.1	Hartford Life Insurance Company Promissory Note II (23)
10.16.2	Hartford Life and Accident Insurance Company Promissory Note II (23)
10.16.3	Hartford-Mission West Properties, L.P. Deed of Trust, Security Agreement and Fixture Filing II (23)
10.16.4	Hartford-Mission West Properties, L.P. I Deed of Trust, Security Agreement and Fixture Filing II (23)
10.16.5	Hartford Carveout Indemnity Agreement II (23)
10.16.6	Hartford Environmental Indemnity Agreement II (23)
10.19	Waiver Agreement (6)
10.20	Ownership Limit Exemption Agreement dated December 29, 1998 between Mission West Properties and Dan and Paul McCarthy (7)

10.21	Lease Agreement with Microsoft Corporation, dated July 25, 1998 (8)
10.21.1	Lease Agreement with Microsoft Corporation, dated December 23, 2004 (8a)
10.22	Contribution Agreement (8)
10.26	Supplemental Agreement among Mission West Properties, Inc., Carl E. Berg and Clyde J. Berg (9)
10.27	Berg Group Revolving Credit – $100,000,000 Secured Promissory Note (10) (Terminated)
10.27.1	Third Amendment to Berg Group $100,000,000 Revolving Line of Credit (11) (Terminated)
10.28	Berg Group Deed of Trust Securing Revolving Promissory Note (12)
10.29	Berg Group Promissory Note, dated October 8, 2009 (20) (Terminated)
10.29.1	Berg Group Promissory Note, dated January 7, 2010 (21) (Terminated)
10.29.2	Berg Group Promissory Note, dated April 8, 2010 (21) (Terminated)
10.29.3	Berg Group Promissory Note, dated July 8, 2010 (22) (Terminated)
10.29.4	Berg Group Promissory Note, dated October 6, 2011 (24) (Terminated)
10.29.5	Berg Group Promissory Note, dated January 5, 2012 (25) (Terminated)
10.29.6	Berg Group Promissory Note, dated February 1, 2012 (25)
10.30	Mission West Properties, L.P. Continuing Guaranty (13)
10.31	Mission West Properties, L.P. II Continuing Guaranty (13)
10.32	Mission West Properties, L.P. Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.32.1	Mission West Properties, L.P. First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.33	Mission West Properties, L.P. I Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.33.1	Mission West Properties, L.P. I First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.34	Mission West Properties, L.P. II Promissory Note to Northwestern Mutual Life Insurance Company (13)
10.34.1	Mission West Properties, L.P. II First Amendment to Promissory Note to Northwestern Mutual Life Insurance Company (18)
10.35	Mission West Properties, L.P. Deed of Trust and Security Agreement (First Priority) (13)
10.36	Mission West Properties, L.P. Deed of Trust and Security Agreement (Second Priority) (13)
10.36.1	Mission West Properties, L.P. First Amendment to Deed of Trust and Security Agreement (18)
10.37	Mission West Properties, L.P. I Deed of Trust and Security Agreement (First Priority) (13)
10.38	Mission West Properties, L.P. I Deed of Trust and Security Agreement (Second Priority) (13)
10.38.1	Mission West Properties, L.P. I First Amendment to Deed of Trust and Security Agreement (18)
10.39	Mission West Properties, L.P. II Deed of Trust and Security Agreement (First Priority) (13)
10.40	Mission West Properties, L.P. II Deed of Trust and Security Agreement (Second Priority) (13)
10.40.1	Mission West Properties, L.P. II First Amendment to Deed of Trust and Security Agreement (18)
10.41	Mission West Properties, L.P. Absolute Assignment of Leases and Rents (First Priority) (13)
10.42	Mission West Properties, L.P. I Absolute Assignment of Leases and Rents (First Priority) (13)
10.43	Mission West Properties, L.P. II Absolute Assignment of Leases and Rents (First Priority) (13)
10.44	Mission West Properties L.P., L.P. I and L.P. II First Amendment to Contribution and Reimbursement Agreement (18)
10.46*	2004 Equity Incentive Plan (14)
10.47	Allianz Loan Secured Installment Note (15)
10.48	Allianz Loan Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents(15)
10.49	Allianz Loan Limited Guaranty (15)
10.50*	Form of Non-statutory Stock Option Agreement with Dividend Rights under 2004 Equity Incentive Plan (15)
10.51	Allianz Loan II Secured Installment Note (16)
10.52	Allianz Loan II Deed of Trust, Security Agreement, Fixture Filing with Absolute Assignment of Rents (16)
10.53	Allianz Loan II Limited Guaranty (16)
10.54	Allianz Loan II Loan Modification Agreement (16)
10.55	Allianz Loan II Loan Modification Agreement and Amendment of Deed of Trust (18)
10.56	Heritage Bank of Commerce Revolving Credit Loan Agreement (19)
10.56.1	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated April 17, 2008 (19) (Terminated)
10.56.2	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated June 5, 2009 (19) (Terminated)
10.56.3	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated August 20, 2009 (20) (Terminated)
10.56.4	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated October 13, 2009 (20) (Terminated)
10.56.5	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated September 1, 2011 (24)
10.56.6	Heritage Bank of Commerce Revolving Credit Loan Change in Terms Agreement, dated October 31, 2011 (24)
10.57	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 14, 2009 (19) (Terminated)

10.58	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated April 21, 2009 (19) (Terminated)
10.59	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated July 1, 2009 (19) (Terminated)
10.60	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 2, 2009 (20) (Terminated)
10.61	M&M Real Estate Control & Restructuring, LLC Promissory Note, dated October 23, 2009 (20) (Terminated)
21.1	Subsidiaries of the Registrant (17)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Operating Officer pursuant to Rule 13a-14(a)
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement
+
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

(7)	Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999 (Commission File No. 000-25235).
(8)	Incorporated herein by reference to the same-numbered exhibit to current report on Form 8-K filed on May 14, 1999 (Commission File No. 000-25235).
(8a)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005 (Commission File No. 000-25235).
(9)	Incorporated herein by reference to the same-numbered exhibit to the Registration Statement on Form S-11/A filed on June 15, 1999 (Commission File No. 333-80203).
(10)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 13, 2001 (Commission File No. 000-25235).
(11)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 12, 2003 (Commission File No. 000-25235).
(12)	Incorporated herein by reference to the same numbered exhibit to the annual report on Form 10-K for 1999 filed on March 30, 2000 (Commission File No. 000-25235).
(13)	Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2002 filed on March 27, 2003 (Commission File No. 000-25235).
(14)	Incorporated herein by reference to Appendix II to the Company’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on October 22, 2004 (Commission File No. 000-25235).

(15)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2005 (Commission File No. 000-25235).
(16)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2005 (Commission File No. 000-25235).
(17)	Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 1998 filed on March 31, 1999 (Commission File No. 000-25235).
(18)	Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2008 filed on March 16, 2009 (Commission File No. 001-34000).
(19)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 7, 2009 (Commission File No. 001-34000).
(20)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 9, 2009 (Commission File No. 001-34000).
(21)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on May 10, 2010 (Commission File No. 001-34000).
(22)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on August 9, 2010 (Commission File No. 001-34000).
(23)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 9, 2010 (Commission File No. 001-34000).
(24)	Incorporated herein by reference to the same-numbered exhibit to the quarterly report on Form 10-Q filed on November 9, 2011 (Commission File No. 001-34000).
(25)	Incorporated herein by reference to the same-numbered exhibit to the annual report on Form 10-K for 2011 filed on March 15, 2012 (Commission File No. 001-34000).