Form 10-K/A
period 2011-12-31
MISSION WEST PROPERTIES INC
filed 2012-04-27
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Mission West Properties, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (Original Report), in order to add certain information required by the following items of Form 10-K:

Item	Description

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. This Amendment No. 1 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and any other filings we made with the SEC subsequent to the filing of the Original Report.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The names of the Company’s executive officers and directors as of March 31, 2012, and certain information about them are set forth below:

Name	Age	Position with the Company
Carl E. Berg	74	Chairman of the Board, Chief Executive Officer and Director
William A. Hasler (1)	70	Director
Lawrence B. Helzel (1)	64	Director
Raymond V. Marino	53	President, Chief Operating Officer and Director
Wayne N. Pham	42	Vice President of Finance and Controller
Martin S. Roher (1)	62	Director

(1) Member of the Audit Committee, the Compensation Committee and the Independent Directors Committee.

The following is a biographical summary of the business experience of the Company’s executive officers and directors:

Carl E. Berg. Mr. Berg has served as Chairman of the Board and Chief Executive Officer of the Company since 1997. Since 1979, Mr. Berg has been a general partner of Berg & Berg Developers and has been a director and officer of Berg & Berg Enterprises, Inc. since its inception. Mr. Berg has been actively engaged in venture capital investments and currently serves as Chairman of the Board of Directors of Valence Technology, Inc. and Hancock Fabrics, Inc. and a director of MoSys, Inc. He has extensive experience servings on boards of directors. He brings outstanding leadership and vision to the Company and has over 40 years of experience in the Silicon Valley real estate industry in the acquisition, development, management, leasing and sale of office/R&D properties. Mr. Berg’s longstanding ties to the Silicon Valley, where all of the Company’s properties are located, provide him with a keen insight into the market and submarkets in which the Company manages and operates properties.

William A. Hasler. Mr. Hasler became a director of the Company in 1998. Mr. Hasler currently serves as a director of TOUSA, Inc., Globalstar, Inc. and Aviat Networks, Inc. He is a trustee of the Schwab Funds. He is also a board member of various private companies. Mr. Hasler previously served as Co-Chief Executive Officer and Vice Chairman of Aphton Corporation, Chairman of the Board of Directors of Solectron Corporation and a director of Ditech Networks, Inc. and Genitope Corporation. For seven years, Mr. Hasler was Dean of the Haas School of Business at the University of California, Berkeley, and is a former Vice Chairman and director of KPMG LLP. In 1998, he retired as Dean Emeritus. Mr. Hasler is a member of the audit committee of various public and private companies. Mr. Hasler has extensive experience in Silicon Valley companies and is a substantial investor in industrial real estate. He brings valuable financials expertise, including extensive knowledge of accounting, auditing and investments in both public and private companies. Mr. Hasler also brings additional perspective based on his role as a director on other non-real estate companies, both public and private.

Lawrence B. Helzel. Mr. Helzel became a director of the Company in 1998.  He is a private investor and a general partner of Helzel Kirshman, L.P., a private investment partnership, a position which he has held since 1996. Mr. Helzel has been a councilmember for the city of Ketchum, Idaho since January 2008. He previously served as a member of the board of directors of Pacific Gateway Properties, Inc. From 1987 to 2000, he was a member of the Pacific Stock Exchange where he acquired extensive experience in financial derivatives. Since 2008, he has served on the finance committee at St. Luke’s Hospital Foundation. Mr. Helzel brings extensive knowledge of investments in both public and private companies.

Raymond V. Marino. Mr. Marino joined the Company in 2001 as President and Chief Operating Officer and was appointed by the Board to fill a newly created board seat in July 2001. From November 1996 to August 2000, he was President, Chief Executive Officer and a member of the board of directors of Pacific Gateway Properties, Inc. Mr. Marino has been an executive officer at the Company for almost eleven years and brings an intimate knowledge of the Company’s day-to-day operations, which gives him a detailed understanding of the Company’s business strategy and operations. Mr. Marino’s accumulated knowledge and experience concerning the operations of publicly traded REITs allows him to provide valuable insights to the Board in its oversight of the Company’s REIT operations.

Wayne N. Pham. Mr. Pham joined the Company in 2000 as Controller and was promoted to Vice President of Finance soon thereafter. Mr. Pham started his career at AvalonBay Communities, Inc., a multi-family apartment REIT, in 1995 (formerly Bay Apartment Communities, Inc.). He was the Corporate Accountant and Accounting Manager from 1995 to 1999. Mr. Pham has over 15 years of experience in finance, accounting and other operating aspects of publicly traded REITs. Mr. Pham has been an executive officer at the Company for over 12 years.

Martin S. Roher. Mr. Roher became a director of the Company in 2008. Mr. Roher is the owner of MSR Capital Management, an independent, wholly-owned money management firm exclusively designed to manage funds for individual clients, which he founded in 1986. He previously served as a member of the board of directors of Pacific Gateway Properties, Inc. He was a securities analyst at Goldman, Sachs and Company, Neuberger, Berman and Company, and Montgomery Securities from 1974 to 1986. Mr. Roher has accumulated over 39 years of experience in investment management and securities analysis. He also has over 30 years of experience in private real estate investments. Mr. Roher brings extensive knowledge of finance and investments in both public and private companies, as well as his knowledge of the real estate industry.

Director Independence

The Board has determined that for all of 2011 Messrs. Hasler, Helzel and Roher were “independent,” as defined under Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market (the “NASDAQ”) and are independent as of the date of this proxy statement. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. The Company also independently reviews the relationship of the Company to any entity for whom one of its directors is an employee or a member of the board of directors. The Board has determined that all director nominees, other than Messrs. Berg and Marino, are independent in accordance with the United States Securities and Exchange Commission (the "SEC") rules and regulations and the NASDAQ Marketplace Rules. The Board has concluded that there are no business relationships that are material or that would interfere with the exercise of independent judgment by any of these directors in their service on the Board or its committees. The Audit Committee and the Compensation Committee are comprised solely of independent directors, and the nomination of directors for election at the Annual Meeting is approved by the Independent Directors Committee.

Code of Business Conduct and Ethics

The Company adopted a code of business conduct and ethics that applies to all of its directors, officers and employees. The code of ethics is available on the Company’s website at www.missionwest.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to the Company’s Chief Executive Officer, President and Chief Operating Officer, Vice President of Finance and Controller, or persons performing similar functions, where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose the nature of such amendment or waiver on its website.

Board Leadership Structure and Role in Risk Oversight

Mr. Carl E. Berg has served as Chairman of the Board and Chief Executive Officer since the Company’s formation in September 1997. The Board believes it is important to select its Chairman and the Company’s Chief Executive Officer in the manner it considers in the best interests of the Company at any given point in time. The members of the Board possess considerable business experience and in-depth knowledge of the issues the Company faces, and are therefore in the best position to evaluate the needs of the Company and how best to organize the Company’s leadership structure to meet those needs. The Board believes that the most effective leadership structure for the Company at this time is for Mr. Berg to serve as both the Company’s Chairman and Chief Executive Officer because it demonstrates that the Company is under strong, unified leadership, with a single person developing and implementing strategic initiatives. Mr. Berg’s long tenure with the Company provides a stable leadership that is beneficial to the Company and its stockholders. In particular, the Board recognizes that, given Mr. Berg’s familiarity with the Company’s properties and day-to-day operations and his long-standing experience with the Company, it is valuable to have him lead Board discussions. The Company does not have a lead independent director. Rather, the three independent directors as a group fulfill the role of reviewing all proposed transactions that involve potential conflicts of interest, nominating directors (except for nominations reserved for the Berg Group under our organizational documents), and proposing matters for consideration or reviewing other actions by management for which independent review is required or considered appropriate. This is accomplished in their capacities as members of the Independent Directors Committee, Audit Committee and Compensation Committee. The Board and management view this level of independent director involvement as adequate given the nature of the Company and its business. In particular, due to the limited size of the Company’s operations and headcount, the well-defined nature of its business and operating results, and the relative infrequency of transactions (other than leases in the ordinary course of business) undertaken by the Company each year, the Company has not required more formal and extensive interaction, and the Board has not considered it necessary to date.

With respect to the Board’s role in the risk oversight of the Company, the Board has set forth which transactions may require the prior approval of the Board or a committee of the Board and which transactions may proceed with management authorization and without any such Board prior approval. These cover transactions such as financings, property acquisitions, property dispositions, other investments and general corporate policies. Also, related party transactions are reviewed by the Independent Directors Committee.

Number, Term and Election of Directors

The Company’s Bylaws currently provide for a board of directors consisting of five directors. Each director serves for a term of one year or until the next annual meeting at which directors are elected and the director’s successor is elected and qualified.

Designation of Certain Directors

Under the Company’s Articles of Amendment and Restatement, or its Charter, its Bylaws and contracts with the “Berg Group,” which consists of Carl E. Berg, Clyde J. Berg, the members of their respective immediate families, and affiliated entities owning limited partnership interests, or O.P. units, in any of the Company’s six operating partnerships, the Berg Group has special rights with respect to meetings of the Board. A quorum for any meeting requires the presence of Carl E. Berg, or in the event of his death, disability or other event which results in his ceasing to be director, the presence of someone who Mr. Berg has designated to replace him (“Berg Designee”). With written consent from Mr. Berg or the Berg Designee, meetings of the Board may be held without the presence of either of them. Mr. Berg is obligated to submit a written statement identifying the Berg Designee to the Company from time to time and may amend the statement at his sole discretion. In addition, a majority of the Board, which must include Mr. Berg or the Berg Designee, is required for approval of any amendment to the Charter or Bylaws and any merger, consolidation or sale of all or substantially all of the Company’s assets or those of the Operating Partnerships. These special provisions will remain in effect as long as the Berg Group collectively owns at least 15% of the Company’s voting stock computed on a diluted, or “fully diluted,” basis taking into account all voting stock issuable upon the exercise of all outstanding warrants, options, convertible securities and other rights to acquire voting stock of the Company, and all O.P. units exchangeable or redeemable for common stock or other voting stock of ours without regard to any percentage ownership limit set forth in the Charter or Bylaws, or by agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on review of the copies of the above-mentioned reports furnished to the Company and written representations regarding all reportable transactions, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its directors, officers and greater than ten percent holders were complied with on time.

Item 11.   Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board was formed in December 1998 and currently is comprised of Messrs. Hasler, Helzel and Roher. None of these individuals were at any time during 2011, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of the Board or Compensation Committee.

Compensation of Directors

The Company pays each director who is not an employee of the Company an annual cash retainer for serving as director. The annual cash retainer is equal to $25,000 plus $1,500 for attendance (in person or by telephone) at each meeting of the Board of Directors, and $500 for attendance at each separate committee meeting. Employees who are also directors do not receive compensation for their services as directors.

Each non-employee member of the Board who became or becomes a member of the Board automatically receives a grant of an option to purchase 50,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of grant of such option upon joining the Board. The options become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant.  Generally, the options must be exercised while the optionee remains a director. All of the current directors received such an initial option grant.

Under the 2004 Plan, the Board may authorize annual option grants or awards to non-employee directors at the Board of Director’s discretion as long as the number of shares or equivalent number of underlying shares of common stock, in the case of certain awards, does not exceed 50,000 per year. Such option grants or awards become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, stock options must be exercised while the optionee remains a director. In addition, the full Board, acting through a disinterested majority, may authorize additional shares to a director who performs significant additional tasks, such as chairing a Board committee, or otherwise provides extraordinary service to the Board. Under the 2004 Plan, in the event of certain acquisitions representing the transfer of more than 50% of the voting power of the Company’s stock, all options and awards to non-employee directors will fully vest upon the completion of the acquisition.

Although the Company considers option grants under the 2004 Plan to be an adequate form of long-term compensation for directors, to provide regular periodic compensation to the Company’s independent directors, each of the Company’s three non-employee directors has received an award of 45,000 dividend equivalent rights (“DER”). Each DER represents the right to receive payment of the dividend declared with respect to one share of common stock at the time the Company pays the dividend and continues in effect as to each recipient as long as he continues to serve on the Board.

The following table sets forth the compensation for each independent director for the year ended December 31, 2011.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
William A. Hasler	31,000	-	-	23,400	54,400
Lawrence B. Helzel	31,000	-	-	23,400	54,400
Martin S. Roher	31,000	-	-	23,400	54,400

(1)	No stock option awards were granted to any non-employee directors in 2011.
(2)	Represents the amount of dividends paid and accrued in 2011 on DER awards, as discussed above.

The following table sets forth all outstanding DER and option awards for each independent director as of December 31, 2011.

Director DER and Option Award Table
Director	Grant Date	# of DER	# of Options Granted	Exercise Price
William A. Hasler	04/27/2005	45,000	-	-
	01/12/2007	-	45,000	$12.09
	01/01/2008	-	45,000	$9.51
	11/19/2008	-	45,000	$6.14
Lawrence B. Helzel	04/27/2005	45,000	-	-
	01/12/2007	-	45,000	$12.09
	01/01/2008	-	45,000	$9.51
	11/19/2008	-	45,000	$6.14
Martin S. Roher	07/16/2008	45,000	-	-
	07/16/2008	-	45,000	$11.36
	11/19/2008	-	45,000	$6.14

COMPENSATION DISCUSSION AND ANALYSIS

The Company’s Compensation Discussion and Analysis explains the material elements of the Company’s compensation arrangements for its three executive officers, Carl E. Berg, Raymond V. Marino and Wayne N. Pham (the “Named Executive Officers”), for the fiscal year ended December 31, 2011.

The Company’s current executive compensation programs are determined and approved by the Compensation Committee of the Board. The Compensation Committee does not retain or rely on data provided by any independent compensation consultants regarding executive compensation. None of the Named Executive Officers is a member of the Compensation Committee. Mr. Berg, the Company’s Chief Executive Officer, recommends to the Compensation Committee the base salary, annual bonus and long-term compensation levels for the other Named Executive Officers. None of the other Named Executive Officers had any role in determining the compensation of any Named Executive Officers in 2011. Although Mr. Berg is a Named Executive Officer, in light of the Berg Group’s substantial financial interest in the Company, Mr. Berg never has received, and the Compensation Committee does not expect to pay him, incentive compensation of any kind.

Executive Compensation Program Overview and Objectives

In connection with the Compensation Committee’s responsibility of determining the compensation for the Named Executive Officers, the Compensation Committee seeks to:

•	attract, reward and retain highly qualified and motivated executives; and
•	ensure executive compensation is aligned with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s stockholders;

Executive Compensation Program Elements

The material elements of the Company’s current executive compensation program for the Named Executive Officers, other than Mr. Berg, include the following:

•	an annual cash base salary,
•	an annual cash incentive bonus opportunity (at the discretion of the Compensation Committee),
•	long-term equity incentive awards,
•	DERs, and
•	401(k) retirement benefits.

The Company believes that each executive compensation element helps it to achieve one or more of the Company’s compensation objectives.

Compensation decisions are approved by the Compensation Committee. The Company does not have a set date or period during the fiscal year as to when compensation decisions are made. The evaluations of the Named Executive Officers, not including Mr. Berg, are solely determined by the Compensation Committee at the recommendation of the Chief Executive Officer. Accordingly, the Compensation Committee makes all compensation decisions when necessary and appropriate during the year.

Base Salary

Each Named Executive Officer receives a base salary. In general, the amount of this salary is intended to provide the executive with a base level of annual income that is not contingent on the Company’s performance. However, Mr. Berg’s base salary was set in 1998 not long after the Berg Group acquired control of the Company and has not been modified since. Initial base salaries paid to the Company’s other executive officers are intended to recognize each individual’s scope of responsibilities, past accomplishments, fundamental skills and experience within the industry. The Compensation Committee may give different weight to each of these factors for each executive officer, as it deems appropriate. None of the Company’s Named Executive Officers have an employment agreement. The Company’s policy is to pay the Named Executive Officers’ base salaries in cash. The base salaries are reviewed annually by the Compensation Committee and may be adjusted from time to time, at its discretion, to recognize increases in responsibility, outstanding individual performance and promotions.

Mr. Marino and Mr. Pham’s duties and responsibilities remained unchanged from the previous year. They performed those duties as expected by the Board. The Compensation Committee believes that Mr. Marino and Mr. Pham are fairly compensated based on their level of experience, duties and responsibilities and taking into account their total compensation, including dividend equivalent rights and stock option grants. In addition, based on the Compensation Committee’s examination of other publicly traded companies within the real estate investment trust industry similar to the Company, both Mr. Marino and Mr. Pham are reasonably compensated. Following the recommendation of the Company’s Chairman and the committee members’ knowledge of industry compensation standards and reasonable judgment, the Compensation Committee determined that the base salaries of the Named Executive Officers should remain unchanged for 2011. Among other things, the Compensation Committee took into account the Company’s operating results, the Named Executive Officers’ specific duties and performance during the year, and general economic conditions for the industry and broader economy.

Annual Incentive Bonus

The Company does not have an incentive bonus program or other bonus plan. However, the Compensation Committee may decide to grant bonuses in its discretion for outstanding individual performance and contributions to the Company. No incentive bonus was awarded in 2011.

Long-Term Equity Incentive Awards

The objectives of the Company’s long-term equity incentive compensation program are to:

•	reward achievement over a multi-year period,
•	align the interests of executives with those of stockholders by focusing executives on the stockholder return performance of the Company, and
•	provide a retention mechanism through multi-year vesting.

The 2004 Plan allows for long-term equity incentive awards to executives and key employees of, and consultants and other service providers to, the Company, its subsidiaries and advisors through grants of stock option rights and other equity awards, including restricted stock, stock grants, restricted stock units, performance units, other stock-based compensation, including O.P. units exchangeable for shares of common stock, and dividend equivalent rights. Generally, awards are granted in the form of options to purchase shares of common stock of the Company. The awards align the recipient’s interest with the interests of stockholders by providing him with an ownership interest in the Company and a stake in the Company’s success. The 2004 Plan is administered by the Compensation Committee, which has the discretion to determine those individuals or entities to whom awards will be granted, the number of shares subject to such rights and awards and other terms and conditions of the grants. Each stock option award has a vesting period that is tied to each employee’s continued service to the Company.

Stock Option Grants

The Compensation Committee determines and approves all stock option grants and other equity awards to executive officers and has authorized the Company’s Chief Executive Officer to determine stock option grants and other equity awards for all other employees, subject to the Compensation Committee’s approval of total share allocations from the 2004 Plan. The Company’s policy has been to grant options to purchase shares upon hiring an executive and periodically thereafter as part of the annual performance reviews, presented to the Compensation Committee by Mr. Berg.  No options to purchase common stock have ever been granted to Mr. Berg, or any member of the Berg Group, under any compensation arrangement. In determining the initial size of stock option grants, the Compensation Committee considers the executive position with and responsibilities to the Company, potential for increased responsibility and promotion over the option term. In making additional option grants pursuant to performance reviews, the Compensation Committee bases its decision upon a subjective evaluation of the executive officers’ performance in meeting the Company’s corporate objectives. Generally, each stock option grant allows the executive officer to purchase shares of the Company’s common stock at a price per share equal to the market value on the date of grant, but the Compensation Committee has the power to grant options at a lower price if considered appropriate under the circumstances.

Each stock option grant generally becomes exercisable, or vests, in installments over time (typically monthly over four years), or contingent upon the executive’s continued employment with the Company. The stock option grants generally expire on the sixth anniversary of the grant date.

The Company has established a policy and procedure for stock option grants that includes the following principles:

•	the Compensation Committee determines and approves all stock option awards;
•	the grant date of stock option awards is always the date of the approval of the grants;
•	management has no control over selecting the date;
•	the exercise price of the stock options is equal to fair market value, which under the 2004 Plan is the closing price of a share of common stock on the date of grant on the NASDAQ Stock Exchange;
•	the maximum number of shares subject to option grants to an individual during the calendar year cannot exceed 500,000 shares under the 2004 Plan; and
•	stock option awards are promptly reported on Form 4 with the Securities and Exchange Commission for all Named Executive Officers.

The Company grants options infrequently at the Compensation Committee’s discretion. The Company does not have a policy providing for the coordination of option grants with the release of material non-public information.

Dividend Equivalent Rights

In April 2005, the Compensation Committee approved awards of 80,000 DERs to Mr. Marino and 20,000 DERs to Mr. Pham under the 2004 Plan. Each such DER represents the current right to receive the dividend paid on one share of the Company’s common stock when paid by the Company, for as long as the recipient remains employed by the Company. The DERs were awarded to enable these executives to participate in distributions to stockholders without having to exercise their stock options, which may not have significant value in the short run.

The dividend rate declared in 2011 was $0.52 per share of common stock. Consequently, in 2011, the Company paid $41,600 and $10,400 to Messrs. Marino and Pham, respectively, with respect to their DERs.

401(k) Retirement Benefits

The Company provides retirement benefits to all of its Named Executive Officers under the terms of its tax-qualified 401(k) defined contribution retirement plan. Each year the Company makes an automatic matching contribution on behalf of each participant equal to 15% of the participant’s compensation, regardless of whether the participant contributes to the plan. The Named Executive Officers participate in the plan on substantially the same terms as the Company’s other participating employees.

For 2011, the Company made 401(k) plan contributions in the amounts of $22,500, $36,750 and $22,320 for Messrs. Berg, Marino and Pham, respectively.

Tax Considerations

The Compensation Committee endeavors to award compensation that will be deductible for income tax purposes. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. None of the compensation paid to the Company’s covered executive officers for the year ended December 31, 2011, that would be taken into account in determining a Section 162(m) limitation exceeded the $1 million limit. The Company’s 2004 Plan and awards to executives under that plan have been structured so that any compensation deemed paid to an executive officer in connection with the exercise of options with an exercise price equal to the fair market value the shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. The Compensation Committee does not expect to take any action at this time to modify cash compensation payable to the executive officers that would result in the application of Section 162(m).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended December 31, 2011.

The Compensation Committee of the Board of Directors:

William A. Hasler
Lawrence B. Helzel
Martin S. Roher

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation for the Company’s Named Executive Officers for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Carl E. Berg (3)	2011	100,000	-	-	-	22,500	122,500
Chairman & Chief Executive Officer	2010	100,000	-	-	-	22,500	122,500
	2009	100,000	-	-	-	22,500	122,500

Raymond V. Marino	2011	250,000	-	-	-	78,350	328,350
President & Chief Operating Officer	2010	250,000	-	-	73,363	84,750	408,113
	2009	250,000	-	-	71,619	88,750	410,369

Wayne N. Pham	2011	138,000	-	-	-	32,720	170,720
Vice President of Finance & Controller	2010	138,000	-	-	-	34,500	172,500
	2009	138,000	-	-	-	35,800	173,800

(1)
The amounts disclosed in the “Option Awards” column represent the aggregate grant date fair value of all option awards granted to the Named Executive Officers for the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. These amounts do not represent payments actually received by the Named Executive Officers. The Black-Scholes option pricing model was chosen to estimate the value of the options set forth in this table and in the Company’s consolidated financial statements. The assumptions used to compute the grant date fair value of these options are set forth in Note 10 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2)
The amounts disclosed in the “All Other Compensation” column represent matching contributions to the Company’s defined contribution retirement plan (401(k) Plan) and payments received from DERs, which amounts are discussed above under “Compensation Discussion and Analysis.”

(3)	The compensation for Carl E. Berg in this table does not include payments received or made that are disclosed under Transactions with Related Persons.

Grants of Plan-Based Awards for 2011

There were no grants of plan-based awards made to the Company’s Named Executive Officers during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding stock options held by the Named Executive Officers as of December 31, 2011.

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date
Carl E. Berg	-	-	-	-

Raymond V. Marino	250,000	-	12.09 (2)	01/11/2013
	293,750	6,250	9.51 (3)	12/31/2013
	481,250	18,750	5.99 (4)	03/31/2015
	163,875	7,125	6.99 (5)	02/28/2016

Wayne N. Pham	100,000	-	12.09 (6)	01/11/2013
	132,188	2,812	9.51 (7)	12/31/2013
	207,813	17,187	6.14 (8)	11/18/2014

(1)	The exercise price for each of the stock option grants was based on the closing price of the Company’s common stock on the AMEX or NASDAQ on the date the Compensation Committee approved the grant.

(2)	Represents options to purchase 250,000 shares granted on January 12, 2007, which vest and become exercisable as follows: approximately 2.08% of the total shares each month for 48 months.

(3)	Represents options to purchase 300,000 shares granted on January 1, 2008, which vest and become exercisable as follows: approximately 2.08% of the total shares each month for 48 months.

(4)
Represents options to purchase 500,000 shares granted on March 6, 2009, which vest and become exercisable as follows: 35% of the total number of shares on the date of grant, approximately 11.11% of 100,000 shares each month thereafter for nine months and approximately 2.78% of 225,000 shares each month for 36 months.

(5)
Represents options to purchase 171,000 shares granted on February 3, 2010, which vest and become exercisable as follows: 50% of the total number of shares on the date of grant and approximately 4.17% of the shares each month thereafter for 24 months.

(6)	Represents options to purchase 100,000 shares granted on January 12, 2007, which vest and become exercisable as follows: approximately 2.08% of the total shares each month for 48 months.

(7)	Represents options to purchase 135,000 shares granted on January 1, 2008, which vest and become exercisable as follows: approximately 2.08% of the total shares each month for 48 months.

(8)
Represents options to purchase 225,000 shares granted on November 19, 2008, which vest and become exercisable as follows: approximately 16.67% of the total number of shares on the date of grant, approximately 2.78% of 112,500 shares each month thereafter for 36 months and approximately 2.08% of 75,000 shares each month for 48 months.

Option Exercises in Last Fiscal Year

There was no exercise of option awards by the Named Executive Officers during the year ended December 31, 2011.

Potential Payments upon Termination or a Change in Control

The Company does not have any employment agreements or any arrangements or commitments with regard to the payment of compensation upon termination of employment or a change in control of the Company with any of its Named Executive Officers.

Contractual and Other Control Arrangements

Special Board of Directors Voting Provisions. The Charter and Bylaws provide substantial control rights for the Berg Group. These rights include a requirement that Mr. Berg or his designee as director approve certain fundamental corporate actions, including amendments to the Charter and Bylaws and any merger, consolidation or sale of all or substantially all of the Company’s assets. In addition, the Bylaws provide that a quorum necessary to hold a valid meeting of the Board of Directors must include Mr. Berg or his designee. The rights described in the two preceding sentences apply only as long as the Berg Group members and their affiliates, other than the Company and the Operating Partnerships, beneficially own, in the aggregate, at least 15% of the outstanding shares of common stock on a fully diluted basis. In addition, directors representing more than 75% of the entire Board must approve other significant transactions, such as incurring debt above certain amounts, acquiring assets and conducting business other than through the Operating Partnerships.

Board of Directors Representation. The Berg Group members have the right to designate two of the director nominees submitted by the Board to stockholders for election, as long as the Berg Group members and their affiliates, other than the Company and the Operating Partnerships, beneficially own, in the aggregate, at least 15% of the Company’s outstanding shares of common stock on a fully diluted basis. If the fully diluted ownership of the Berg Group members and their affiliates is less than 15% but is at least 10% of the common stock, the Berg Group members have the right to designate one of the director nominees submitted by the Board to stockholders for election. Its right to designate director nominees affords the Berg Group substantial control and influence over the management and direction of the Company.

Substantial Ownership Interest. The Berg Group currently owns O.P. units representing approximately 72% of the equity interests in the operating partnerships. The O.P. units may be converted into shares of common stock, subject to limitations set forth in the Charter (including an overall 20% ownership limitation for the Berg Group), and other agreements with the Berg Group. Upon conversion these shares would represent voting control of the Company. The Berg Group’s ability to exchange its O.P. units for common stock permits it to exert substantial influence over the management and direction of the Company.

Limited Partner Approval Rights. Mr. Berg and other limited partners of the Operating Partnerships, including other members of the Berg Group, may restrict the Company’s operations and activities through rights provided under the terms of the Amended and Restated Agreement of Limited Partnership which governs each of the Operating Partnerships and the Company’s legal relationship to each Operating Partnership as its general partner. Matters requiring approval of the holders of a majority of the O.P. units, which necessarily would include the Berg Group, include (i) the amendment, modification or termination of any of the Operating Partnership Agreements; (ii) the transfer of any general partnership interest in the Operating Partnerships, including, with certain exceptions, transfers attendant to any merger, consolidation or liquidation of the Company; (iii) the admission of any additional or substitute general partners in the Operating Partnerships; (iv) any other change of control of the Operating Partnerships; (v) a general assignment for the benefit of creditors or the appointment of a custodian, receiver or trustee of any of the assets of the Operating Partnerships; and (vi) the institution of any bankruptcy proceeding for any Operating Partnership.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SHARE OWNERSHIP

The following table sets forth certain information as of March 31, 2012, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of the Company, (iii) each Named Executive Officer and (iv) all current directors and executive officers of the Company as a group.

The Company has relied on information supplied by its officers, directors and certain stockholders and information contained in filings with the SEC.

Name and Address(14)	Number of Shares of Common Stock Beneficially Owned(1)	Percent of All Shares of Common Stock	Number of O.P. units	Percent of All Shares of Common Stock (Assuming Exchange of Holder’s O.P. units)(2)	Percent of All Shares of Common Stock/O.P. units(1)(2)
Named Executive Officers:
Carl E. Berg Chairman of the Board, Chief Executive Officer and Director	2,000,000	8.10%	43,080,600 (3)(10)	68.57%	42.82%
Raymond V. Marino President, Chief Operating Officer and Director	1,291,000 (4)	5.23%	__	5.23%	1.20%
Wayne N. Pham Vice President of Finance and Controller	465,625 (5)	1.89%	__	1.89%	*
Directors:
William A. Hasler, Director	147,000 (6)	*	__	*	*
Lawrence B. Helzel, Director	319,500 (7)	1.29%	__	1.29%	*
Martin S. Roher, Director	178,125 (8)	*	__	*	*
5% Stockholders:
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,509,785 (12)	6.11%	__	6.11%	1.41%
Ingalls & Snyder, LLC 61 Broadway New York, NY 10006	1,764,610 (13)	7.14%	__	7.14%	1.64%
Clyde J. Berg	__	*	43,478,470 (9)(10)	65.73%	41.30%
Berg & Berg Enterprises, Inc. (10)	__	*	10,789,383	32.25%	10.25%
Thelmer G. Aalgaard	__	*	1,849,505	7.54%	1.76%
All Directors and Officers as a group (6 persons)	4,401,250 (11)	17.82%	43,080,600 (3)	70.05%	44.24%

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include securities which such person has the right to acquire within 60 days of March 31, 2012. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Common stock percentage ownership interest calculations are based on 22,668,020 shares outstanding as of March 31, 2012, and exclude all shares of common stock issuable upon the exercise of outstanding options other than the shares so issuable within 60 days under options held by the named person. Common stock/O.P. units percentage ownership interest calculations are based on 105,286,035 shares of common stock and O.P. units exchangeable for common stock as of March 31, 2012.

(2)
Assumes O.P. units are exchanged for shares of common stock without regard to (i) whether such O.P. units may be exchanged for shares of common stock within 60 days of March 31, 2012, and (ii) certain ownership limit provisions set forth in the Company’s Articles of Amendment and Restatement, including the overall ownership limit of 20% applicable to all members of the Berg Group by agreement with the Company.

(3)
Includes O.P. units in which Mr. Carl E. Berg has a pecuniary interest because of his status as a limited partner in the operating partnerships. Also includes an additional 10,789,383, 196,428 and 169,131 shares of common stock held by or issuable on exchange of O.P. units beneficially owned by Berg & Berg Enterprises, Inc., Berg & Berg Enterprises, LLC and West Coast Venture Capital, Inc., respectively. Mr. Berg disclaims beneficial interest in any shares or O.P. units deemed beneficially owned by Kara Ann Berg, his adult daughter, and the 1981 Kara Ann Berg Trust.

(4)	Includes 1,221,000 shares of common stock subject to options exercisable within 60 days of March 31, 2012.

(5)	Includes 450,625 shares of common stock subject to options exercisable within 60 days of March 31, 2012.

(6)	Includes 135,000 shares of common stock subject to options exercisable within 60 days of March 31, 2012.

(7)	Includes 135,000 shares of common stock subject to options exercisable within 60 days of March 31, 2012.

(8)	Includes 88,125 shares of common stock subject to options exercisable within 60 days of March 31, 2012.

(9)
Includes O.P. units in which Mr. Clyde J. Berg has a pecuniary interest because of his status as a limited partner in the operating partnerships. Also includes O.P. units held by Mr. Berg as trustee of the 1981 Kara Ann Berg Trust and an additional 10,789,383 shares of common stock held by or issuable on exchange of O.P. units beneficially owned by Berg & Berg Enterprises, Inc. This does not include any shares deemed beneficially owned by Sonya L. Berg and Sherri L. Berg, his adult daughters, as to which he disclaims beneficial ownership.

(10)
Carl E. Berg is an executive officer and director and Clyde J. Berg is a director of Berg & Berg Enterprises, Inc. With members of their immediate families, the Messrs. Berg beneficially own, directly and indirectly, all of the O.P. units of Berg & Berg Enterprises, Inc. Amounts are reported separately based on the Schedule 13G/A filed on behalf of certain members of the Berg Group under common control reporting shared voting and dispositive power for 75,769,684 O.P. units representing the right to acquire the same number of shares of common stock, subject to certain conditions, including ownership limits.

(11)	Current officers and directors include Carl E. Berg, Raymond V. Marino, Wayne N. Pham, William A. Hasler, Lawrence B. Helzel and Martin S. Roher. See Notes 3 through 8.

(12)
Represents the number of shares of common stock beneficially owned as reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2012, by BlackRock, Inc. The Schedule 13G/A indicates that the reporting entity is a parent holding company and has sole voting and dispositive powers for the number of shares of common stock listed above.

(13)
Represents the number of shares of common stock beneficially owned as reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2012, by Ingalls & Snyder, LLC. The Schedule 13G/A indicates that the reporting entity is a registered broker or dealer and investment adviser and has shared dispositive power for the number of shares of common stock listed above.

(14)	Unless otherwise indicated, the address for each of the person listed is c/o Mission West Properties, Inc., 10050 Bandley Drive, Cupertino, CA 95014.

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides information as of December 31, 2011, regarding equity compensation plans approved by the Company’s security holders. The Company does not have any equity compensation plans that have not been approved by its security holders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,827,641	$8.54	1,674,535
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Property Acquisitions and Financial Transactions between the Company and the Berg Group

In the past, including fiscal year 2011, the Company has entered into agreements and engaged in transactions with Carl E. Berg, the Company’s Chief Executive Officer, Chairman and Director, and with other members of the Berg Group. The Company expects to enter into additional agreements and transactions with the Berg Group and Mr. Berg in the future. All such transactions and agreements must be approved for the Company by the Independent Directors Committee, as described above under “Director Independence.” The Independent Directors Committee is responsible for reviewing, evaluating and authorizing action with respect to any transaction between the Company and any member of the Berg Group.

Formation of the Company. Through a series of transactions in 1997 and 1998, the Company became the vehicle for substantially all of the Silicon Valley R&D property activities of the Berg Group, which includes Mr. Berg, his brother Clyde J. Berg, members of their families and a number of entities in which they have controlling or substantial ownership interests. The Company owns these former Berg Group properties, as well as the rest of its properties, through the Operating Partnerships, of which the Company is the sole general partner. Through various property acquisition agreements with the Berg Group, the Company has the right to purchase, on pre-negotiated terms, R&D and other types of office and light industrial properties that the Berg Group develops in the future in the states of California, Oregon and Washington the details of which are set forth above. Since September 1998, the Company has acquired a total of approximately 3,386,000 million rentable square feet of R&D buildings under the Berg Land Holdings Option Agreement and the Pending Projects Acquisition Agreement, both of which have expired. The total cost of these properties was approximately $510 million. The Company issued a total of 28,510,261 O.P. units and assumed debt totaling approximately $232 million to acquire them. The last acquisition transaction with the Berg Group occurred in January 2008.

The following transactions with the Berg Group occurred or effected the Company’s operations or financial condition since January 1, 2011:

Property Acquisitions from the Berg Group. On February 1, 2012, the Company acquired three vacant R&D buildings located at 5901, 5921 and 5961 Optical Court in San Jose, California, from the Berg Group consisting of approximately 202,500 rentable square feet for a total purchase price of $18 million. The Company also acquired approximately ten acres of raw land at Hellyer Avenue and Embedded Way for approximately $5.3 million and nine acres of raw land at Hellyer Avenue and Piercy Road for approximately $4.9 million from the Berg Group. The combined purchase price for the three R&D buildings and raw land totaled approximately $28.2 million. The Company acquired these properties by offsetting the purchase price with approximately $9.2 million, the amount the Berg Group owed to the Company from the outcome of the Hellyer Avenue Limited Partnership litigation and approximately $7.5 million, the amount the Berg Group was obligated to pay toward the construction of an R&D building in connection with the Company’s 2001 acquisition of 245 Caspian Drive in Sunnyvale, California. The Company issued an unsecured short-term note payable for the remaining amount of approximately $11.5 million with an interest rate of LIBOR plus 1.75%, which is due July 15, 2012. As of March 31, 2012, the note payable and accrued interest had been fully repaid. The transaction was approved by the Independent Directors Committee of the Company’s Board of Directors.

In December 2011, upon approval of the Independent Directors Committee of the board of directors, the Company effected a division of two of the operating partnerships, to create new holding vehicles for certain of the properties of each of such operating partnerships. In the first operating partnership division transaction, Mission West Properties, L.P. I (“MWP I”) formed a new Delaware limited partnership, Mission West Properties, L.P. IV (“MWP IV”), to which it contributed two buildings leased to Apple, Inc., a 211,000 square foot building located at 10050 N. De Anza Boulevard, Cupertino, CA  and a 105,000 square foot building located at 20400 Mariani Avenue, Cupertino, CA.  The terms of the MWP IV limited partnership agreement were made substantially identical to the terms of the limited partnership agreement of MWP I, and the relative interests of the Company as general partner and Carl Berg, Clyde Berg and Kara Berg as the limited partners in both partnerships remained the same. The total number of ownership units of operating partnership interests in the two limited partnerships after the division transaction was the same as the total number of outstanding O.P. units of MWP I prior to the division. To effectuate that, the number of O.P. units of MWP I equal to the number of new O.P. units issued by MWP IV were canceled, and such number of MWP IV O.P. units were issued in substitution for the former O.P. units in a transaction in which no consideration was paid by the distributee partners. In the second operating partnership division transaction, Mission West Properties, L.P. II (“MWP II”) created a new Delaware limited partnership, Mission West Properties, L.P. V (“MWP V”), to which it contributed a property consisting of 148,600 square feet of improvements located in three buildings at the corner of Montague and Trade Zone, California and unimproved Parcels 4, 5, 9, 10, 11, 12, and 13 of McCandless Technology Park, Milpitas, California, and distributed new O.P. units of MWP V to the Company and Carl Berg and Clyde Berg as the limited partners of MWP II in the same relative percentages as their ownership interests in MWP II. The total number of O.P. units of these two operating partnerships outstanding after the division transaction was the same as the total number of O.P. units of MWP II outstanding prior to the division. To effectuate that, the same number of MWP II O.P. units as the new O.P. units issued by MWP V were canceled, and such number of MWP V O.P. units were issued in substitution for the former O.P. units in a transaction in which no consideration was paid by the distributee partners. The terms of the MWP V limited partnership agreement are substantially identical to the terms of the limited partnership agreement of MWP II. The Company is the sole general partner of both of the new operating partnerships. The capitalization, properties, liabilities and respective interests of the Company and the operating partnerships as a whole have remained the same following the operating partnership division transactions as they were prior to them, except that some properties formerly held in the name of MWP I now are held in the name of MWP IV, some properties formerly held in the name of MWP II now are held in the name of MWP V, and neither of the two new partnerships have any mortgage debt. The operating partnerships Mission West Properties, L.P. and Mission West Properties, L.P. III were unaffected by the transactions. There was no issuance of common shares associated with these transactions, and the total number of O.P. units outstanding was the same immediately before and after the transactions.

Transfer of Interest to Berg Group in Consolidated Joint Venture. In July 2000, the Hellyer Avenue Limited Partnership (“Hellyer LP”) was formally organized as a California limited partnership between Mission West Properties, L.P. (“MWP”), of which the Company is the managing general partner, and Republic Properties Corporation (“RPC”), an unaffiliated third party, as a general partner and limited partner. MWP was designated as the managing general partner of Hellyer LP. For a 50% ownership interest in Hellyer LP, RPC agreed to cause Stellex Microwave Systems, Inc. (“Stellex”) to provide a 15-year lease on an approximate 160,000 square foot R&D building to be constructed by Berg & Berg Enterprises, Inc. (“BBE”) on land owned by another Berg Group member.

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

Pursuant to RPC’s commitment to Hellyer LP, Stellex executed a lease agreement obligating Stellex, among other things, to pay monthly rent starting at $1.60 per square foot on a triple net basis for 15 years and to reimburse BBE for the tenant improvement obligations, which ultimately totaled approximately $10.5 million. Under the lease terms, Stellex was obligated to reimburse BBE in full for the tenant improvement costs no later than August 25, 2000. Several days before the due date, representatives of Stellex met with representatives of the Company and informed them that Stellex could not pay the balance due BBE. Stellex requested the Company immediately to draw down the letter of credit as a result of a default on the tenant improvement payment required under the lease.

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

Stellex filed for bankruptcy protection on September 12, 2000. On November 20, 2000, RPC filed suit in the Circuit Court of Maryland for Baltimore City to recover past distributions and its interest in the Hellyer LP., and the Company counter-sued on behalf of MWP and itself in the Superior Court of California for the County of Santa Clara (the “California Action”) in February 2001. In January 2002, Stellex was acquired through its bankruptcy proceeding by a division of Tyco Corporation. In connection with the acquisition of Stellex, the purchaser assumed the lease with Hellyer LP, agreed to comply with all terms of the lease and reimbursed BBE for the tenant improvements, as required under the lease agreement and the Bankruptcy Court order.

Since the inception of Hellyer LP, the Company has accounted for the properties owned by the partnership on a consolidated basis, with reductions for the noncontrolling interest held by the noncontrolling partner (first RPC and then BBE). In each period, the Company has accrued amounts payable by Hellyer LP to the noncontrolling interest partner, including BBE, prior to payment. Through December 31, 2011, accumulated cash flow distributions from Hellyer LP totaling approximately $7.9 million were accrued, of which $7.9 million was distributed to BBE, which has been classified on the Company’s consolidated balance sheets as an account receivable from BBE with an offsetting account payable to RPC. The Company did not object to that proposed classification.

Pursuant to the final nonappealable judgment of the superior court in the California Action in 2011, RPC was reinstated as a partner in the Hellyer LP as of September 1, 2000, with the right to the return of all distributions paid to BBE on account of that interest since that date. Because RPC’s interest in the Hellyer LP had been transferred to BBE and past distributions from profits had been paid to BBE, the Company accrued approximately an interest receivable due from BBE, a total of approximately $9.2 million, consisting of the aggregate distributions and accrued interest, became payable  by BBE to the Company. In February 2012, upon approval by the Independent Directors Committee, the entire amount was applied as a partial offset by the Company of the purchase price for properties acquired from the Berg Group. See above under Property Acquisitions from the Berg Group for details of this application.

Berg Obligation to Complete Future Improvements and Building in Connection with Certain Acquisitions from the Berg Group under the Berg Land Holdings Option Agreement. Since 2001, the Berg Group has had an approximately $7.5 million obligation to the Company to complete an approximately 75,000 to 90,000 rentable square foot building in connection with the Company’s 2001 acquisition of 245 Caspian in Sunnyvale, California, which consisted of approximately three acres of unimproved land zoned for commercial development. In February 2012, upon approval by the Independent Directors Committee, the Company applied the amount of that obligation towards the purchase price for properties acquired from the Berg Group. See above under Property Acquisitions from the Berg Group for details of this application.

Leasing and Overhead Reimbursements Provided by Berg Controlled Entity. The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg.  Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were approximately $0.1 million for the year ended December 31, 2011.

Related Party Debt. As of March 31, 2012, debt in the amount of approximately $7.0 million was due the Berg Group under a mortgage note established May 15, 2000 in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65%, and is due in ten years with principal payments amortized over 20 years. In the fourth quarter of 2008, the Company and the Berg Group agreed to extend the loan maturity date to June 2013. Interest expense incurred in connection with the Berg Group mortgage note was approximately $0.1 million for the three months ended March 31, 2012.

During the first three months of 2012, the Company issued two short-term notes payable to the Berg Group in connection with property acquisitions and quarterly dividend distributions. The interest rate on the two notes was LIBOR plus 1.75%. The aggregate loan amount totaled approximately $13.4 million. The Company repaid approximately $13.4 million to the Berg Group, which includes accrued interest.

If the Company is unable to repay its debt to the Berg Group when due, the Berg Group could take action to enforce the Company’s payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure in one or more of the Company’s properties and a reduction in the amount of cash distributions to its stockholders. In turn, if the Company fails to meet the minimum distributions test because of a loan default or another reason, it could lose its REIT classification for federal income tax purposes.

Berg Controlled Entities have Financial Interests in Certain Tenants that Lease Space from the Company. During the three months ended March 31, 2012, Carl E. Berg or entities controlled by Mr. Berg held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $0.4 million in rental income for the three months ended March 31, 2012.

Leasing and Overhead Reimbursements Provided by Berg Controlled Entity. The Company currently leases office space owned by Berg & Berg Enterprises, Inc., an affiliate of Carl E. Berg and Clyde J. Berg.  Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises, Inc. were approximately $0.03 million for the three months ended March 31, 2012.

Item 14.   Principal Accountant Fees and Services

The aggregate fees billed to the Company by Burr Pilger Mayer, Inc. for professional services rendered with respect to 2011 and 2010 fiscal years are as follows:

Burr Pilger Mayer, Inc.	2011	2010
Audit Fees (1)	$302,311	$303,080

(1)
Includes the aggregate fees billed for the audit of the Company’s consolidated financial statements, the audit of internal controls and related management assessment of internal controls and reviews of the interim consolidated financial statements included in quarterly reports.

There were no other audit related, tax or other fees or any fees for non-audit services accrued by or billed to the Company by Burr Pilger Mayer, Inc. in 2011 and 2010.

The Audit Committee pre-approves all annual audit engagement services and fees and all fees for non-audit services (other than non-audit services that are de minimus within the meaning of section 10A(i)(l)(B) of the Securities Exchange Act and non-audit services that the independent accountants are prohibited from providing to the Company). The Audit Committee requires the independent accountants to submit a detailed proposal and budget for each engagement prior to the commencement of the engagement.  Additional services must be pre-approved by the Audit Committee or the Chairman of the Audit Committee to whom pre-approval authority has been delegated. All services of the independent registered public accountants relating to review and attestation of internal controls and procedures are pursuant to section 404 of the Sarbanes Oxley Act.

There were no fees paid to independent accountants in the past three fiscal years that were for non-audit services that the Audit Committee or Chairman did not pre-approve.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Company’s annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION WEST PROPERTIES, INC.

Date: April 26, 2012	By: /s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2012	By: /s/ Wayne N. Pham
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

Signature	Title	Date
/s/ Carl E. Berg	Chairman of the Board, Chief Executive Officer and Director	April 26, 2012
Carl E. Berg
*	Director	April 26, 2012
William A. Hasler
*	Director	April 26, 2012
Lawrence B. Helzel
*	President, Chief Operating Officer and Director	April 26, 2012
Raymond V. Marino
*	Director	April 26, 2012
Martin S. Roher
* /s/ Carl E. Berg
Carl E. Berg, Attorney-In-Fact