Form 10-Q
period 2012-03-31
MISSION WEST PROPERTIES INC
filed 2012-05-04
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2012, there were 22,668,020 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

INDEX

Part I                 Financial Information

Part II                 Other Information

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	22
Signatures		23

Exhibits

Exhibit 10.29.7	Berg Group Promissory Note, dated April 5, 2012

Exhibit 10.9	Purchase Agreement of 5901, 5921, and 5961 Optical Court and Hellyer-Embedded & Hellyer-Piercy Land

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.3	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
_________
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in real estate:
Land	$323,173	$306,474
Buildings and improvements	757,631	745,962
Real estate related intangible assets	3,561	3,561
Total investments in properties	1,084,365	1,055,997
Accumulated depreciation and amortization	(235,204)	(229,211)
Assets held for sale, net of accumulated depreciation	31,804	54,361
Net investments in properties	880,965	881,147
Investment in unconsolidated joint venture	3,575	3,557
Net investments in real estate	884,540	884,704
Cash and cash equivalents	2,850	-
Deferred rent	16,449	16,650
Other assets, net	31,629	35,133
Total assets	$935,468	$936,487

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$327,380	$331,166
Mortgage note payable (related parties)	6,986	7,139
Revolving line of credit	-	3,305
Interest payable	1,577	1,606
Prepaid rent and deferred revenue	11,185	5,836
Dividends and distributions payable	23,163	13,687
Accounts payable and accrued expenses	18,238	16,344
Security deposits	4,366	4,317
Total liabilities	392,895	383,400

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,668,020 and 22,586,020 shares issued and outstanding at March 31, 2012 and December 31, 2011	23	23
Additional paid-in capital	176,722	175,900
Distributions in excess of accumulated earnings	(35,104)	(32,962)
Total stockholders’ equity	141,641	142,961
Noncontrolling interests in operating partnerships	400,932	410,126
Total equity	542,573	553,087
Total liabilities and equity	$935,468	$936,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)
_________

	Three months ended March 31,
	2012	2011
Operating revenues:
Rental income	$20,012	$21,723
Tenant reimbursements	3,948	4,618
Other income	272	1,002
Total operating revenues	24,232	27,343

Operating expenses:
Property operating and maintenance	2,409	2,512
Real estate taxes	2,428	3,049
General and administrative	651	521
Depreciation and amortization	5,993	5,491
Total operating expenses	11,481	11,573

Operating income	12,751	15,770

Other income (expenses):
Equity in earnings (loss) of unconsolidated joint venture	114	(8)
Interest income	93	69
Interest expense	(4,921)	(5,279)
Interest expense – related parties	(146)	(147)
Income from continuing operations	7,891	10,405

Discontinued operations:
Gain from disposal of discontinued operations	5,519	-
Loss attributable to discontinued operations	(157)	(469)
Net income (loss) from discontinued operations	5,362	(469)

Net income	13,253	9,936

Net income attributable to noncontrolling interests	(10,409)	(7,536)
Net income available to common stockholders	$2,844	$2,400

Net income per common share from continuing operations:
Basic	$0.09	$0.11
Diluted	$0.08	$0.11
Net income per common share from discontinued operations:
Basic	$0.04	-
Diluted	$0.04	-
Net income per common share to common stockholders:
Basic	$0.13	$0.11
Diluted	$0.12	$0.11
Weighted average shares of common stock outstanding (basic)	22,637,668	22,288,103
Weighted average shares of common stock outstanding (diluted)	23,157,454	22,405,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
_________

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,253	$9,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,991	5,827
Gain from disposal of properties classified as discontinued operations	(5,519)	-
Equity in (earnings) loss of unconsolidated joint venture	(114)	8
Distributions from unconsolidated joint venture	97	75
Interest earned on restricted cash	-	(17)
Lease termination fee related to restricted cash	-	10,865
Stock-based compensation expense	1	14
Changes in operating assets and liabilities, net of liabilities assumed:
Deferred rent	201	635
Other assets	3,828	(250)
Interest payable	(29)	(17)
Security deposits	49	(190)
Prepaid rent and deferred revenue	(501)	(1,758)
Accounts payable and accrued expenses	478	4,335
Net cash provided by operating activities	17,735	29,463

Cash flows from investing activities:
Improvements to real estate assets	(176)	(926)
Net proceeds from sale of real estate	16,562	-
Purchase of real estate	(11,479)	-
Proceeds received from note receivable	1,743	-
Net cash provided by (used in) investing activities	6,650	(926)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(3,786)	(3,588)
Principal payments on mortgage note payable (related parties)	(153)	(141)
Proceeds from note payable (related parties)	13,457	-
Payments on note payable (related parties)	(13,457)	-
Payments on note payable	-	(10,776)
Net repayments on revolving line of credit	(3,305)	-
Distributions paid to noncontrolling interests	(11,355)	(12,592)
Dividends paid to common stockholders	(2,936)	(3,320)
Net cash used in financing activities	(21,535)	(30,417)
Net increase (decrease) in cash and cash equivalents	2,850	(1,880)
Cash and cash equivalents, beginning of period	-	3,988
Cash and cash equivalents, end of period	$2,850	$2,108
Supplemental information:
Cash paid for interest	$5,016	$5,358
Supplemental schedule of non-cash investing and financing activities:
Debt incurred in connection with property acquisitions	$11,479	-
Note receivable received from sale of real estate	$18,780	-
Issuance of common stock upon conversion of O.P. units	$821	$1,604

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

As of March 31, 2012, the Company owned a controlling general partnership interest of 25.85%, 21.86%, 16.32%, 12.53%, 21.86% and 16.32% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II, Mission West Properties, L.P. III, Mission West Properties, L.P. IV and Mission West Properties, L.P. V, respectively, which represents a 21.50% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis. The ownership interests which the Company does not own in the operating partnerships are accounted for as noncontrolling interests. Through the operating partnerships, the Company owns interests in 111 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three months ended March 31, 2012 and 2011.

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

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2012, their consolidated results of operations for the three months ended March 31, 2012 and 2011, and their cash flows for the three months ended March 31, 2012 and 2011. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, and related footnote disclosures are unaudited. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the entire year.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The December 31, 2011, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 810. As of March 31, 2012, the Company had no VIE to consolidate.

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At March 31, 2012, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan during the three months ended March 31, 2012.

Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2011	2,827,641	$8.54
Options granted	-	-
Options exercised	-	-
Options expired	-	-
Balance, March 31, 2012	2,827,641	$8.54

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $1 and $14 of expense for share-based compensation relating to grants of stock options for the three months ended March 31, 2012 and 2011, respectively.

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

The following table presents a reconciliation of the December 31, 2011 and March 31, 2012, carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2011	$23	$175,900	$(32,962)	$410,126	$553,087
Net income	-	-	2,844	10,409	13,253
Amortization of previously granted share awards	-	1	-	-	1
Conversions of operating partnership units	-	821	-	(821)	-
Dividends and distributions	-	-	(4,986)	(18,782)	(23,768)
Balance, March 31, 2012	$23	$176,722	$(35,104)	$400,932	$542,573

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed consolidated balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of March 31, 2012, these interests accounted for approximately 78.50% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis.

The amount of noncontrolling interests in net income is calculated by taking the net income of the operating partnerships (on a stand-alone basis) multiplied by the respective weighted average noncontrolling interests’ ownership percentage.

Allocation of corporate general and administrative expenses to the operating partnerships is performed based upon shares and O. P. units outstanding for each operating partnership in relation to the total for all six operating partnerships.

Reclassifications
Certain reclassifications have been made to the previously reported 2011 condensed consolidated financial statements in order to conform to the 2012 presentation.

The following notes highlight significant changes to the notes to the Company’s December 31, 2011, audited consolidated financial statements and should be read together with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed on March 15, 2012.

Subsequent Events
The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

3.	Real Estate

Property Acquisition
On February 1, 2012, the Company acquired three vacant R&D buildings consisting of approximately 202,500 rentable square feet located at 5901, 5921 and 5961 Optical Court in San Jose, California, from the Berg Group for a total purchase price of $18,000. The Company also acquired approximately ten acres of raw land at Hellyer Avenue and Embedded Way for approximately $5,313 and nine acres of raw land at Hellyer Avenue and Piercy Road for approximately $4,877 from the Berg Group. The combined purchase price for the three R&D buildings and raw land totaled approximately $28,190. The Company acquired these properties by offsetting the purchase price with approximately $9,217, the amount the Berg Group owed to the Company from the outcome of the Hellyer Avenue Limited Partnership litigation and approximately $7,494, the amount the Berg Group was obligated to pay toward the construction of an R&D building in connection with the Company’s 2001 acquisition of 245 Caspian Drive in Sunnyvale, California. The Company issued an unsecured short-term note payable for the remaining amount of approximately $11,479 with an interest rate of LIBOR plus 1.75%, which is due July 15, 2012, with an option to extend another six months. As of March 31, 2012, the note payable and accrued interest had been fully repaid.

The purchase price allocation for this acquisition was determined in accordance with the principles under the Business Combinations Topic of the FASB ASC 805.

Property Disposition
On January 9, 2012, the Company disposed of three vacant R&D buildings consisting of approximately 165,000 rentable square feet located at 1680-1690 McCandless Drive, 1740-1768 McCandless Drive and 1810-1830 McCandless Drive in Milpitas, California. A total net gain of approximately $7,479 will be recognized in installments and classified as discontinued operations on the total sales price of $21,780. For the quarter ended March 31, 2012, approximately $1,629 was recognized as gain and classified as discontinued operations on sale of real estate under the installment method. The buyer issued an unsecured promissory note to the Company for the principal amount of $18,780 with an interest rate of 0% per annum. The total sales price encompasses the sum of the following amounts: a) The down payment price of $3,000; b) Yearly payments of $3,000 on the anniversary of the effective date for four years; and c) On the fifth year anniversary of the effective date, the buyer will pay the remaining balance of the total sales price, contingent that the buyer receives the park in lieu fees. If the buyer has not received park in lieu fees by the fifth year anniversary of the effective date, both buyer and seller can negotiate to extend the term of the note.

On February 14, 2012, the Company completed the sale of three R&D buildings consisting of approximately 112,000 rentable square feet located at 1625-1657 McCandless Drive, 1725-1745 McCandless Drive and 1815-1845 McCandless Drive in Milpitas, California. The property at 1815-1845 McCandless Drive represented approximately 36.04% of all of the R&D properties at this address. The remaining 63.96% will be sold in the second phase at a later date to the same buyer. On the total cash sales price of approximately $13,613, the Company recognized a gain of approximately $3,890 and classified it as a gain from disposal of discontinued operations.

4.	Stock Transactions

During the three months ended March 31, 2012, two limited partners exchanged a total of 82,000 O.P. units for 82,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $821 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

5.	Net Income Per Share

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

The computation for weighted average shares is detailed below:

	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding (basic)	22,637,668	22,288,103
Incremental shares from assumed option exercise	519,786	117,173
Weighted average shares outstanding (diluted)	23,157,454	22,405,276

At March 31, 2012, outstanding options to purchase 702,500 shares of common stock were excluded from the computation of diluted net income available to common stockholders per share under the treasury stock method for the three months ended March 31, 2012, because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units which are exchangeable at the unit holder’s option, subject to certain restrictions on conversions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation. The total number of O.P. units outstanding at March 31, 2012 and 2011, was 82,618,015 and 82,915,265, respectively.

6.	Related Party Transactions

As of March 31, 2012, the Berg Group owned 75,769,684 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of March 31, 2012, represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of March 31, 2012, debt in the amount of approximately $6,986 was due the Berg Group under a mortgage note established May 15, 2000, in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $136 and $146 for the three months ended March 31, 2012 and 2011, respectively.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

In September 2009, the superior court issued a final decision in the Mission West Properties, L.P. v. Republic Properties Corporation litigation (the “Republic Litigation”) and entry of judgment in favor of Republic Properties Corporation (“RPC”) that RPC is and at all times was a partner in Hellyer Avenue Limited Partnership (“Hellyer LP”) and was entitled to receive all past distributions from profits that were paid to Berg & Berg Enterprises, Inc. (“BBE”) plus accrued interest. The Company filed an appeal. In October 2009, the Company deposited with the clerk of the Santa Clara County Superior Court a check in the amount of approximately $13,975. Of this amount, $9,317 represented the amount owed to RPC and $4,658 million represented a deposit to appeal the court’s final decision in the litigation. The Company accrued approximately $4,389 in interest expense since September 2009 on the amount of past distributions that would be payable to RPC by Hellyer LP based on the amount of the judgment at the legal rate of interest of 10%.  In addition, because RPC’s interest in the Hellyer LP was transferred to BBE and past distributions from profits were paid to BBE, the Company accrued approximately $1,300 in interest receivable due from BBE. The $1,300 interest income accrual was calculated at an interest rate of LIBOR plus 1.25%. The Company’s appeal was unsuccessful, and in December 2011, the Company finalized the details with its legal counsel to arrange for the transfer of funds held by the California Superior Court to pay off the judgment plus accrued interest, and coordinate with the Independent Directors Committee of the Board of Directors and BBE on the transfer of the former RPC interest from BBE to RPC. The amount of approximately $9,217, consisting of the aggregate distributions and accrued interest, is owed by BBE to the Company. In February 2012, the $9,217 owed by the Berg Group was applied towards the purchase price for properties acquired from the Berg Group. See Note 3, “Real Estate” above for details of the acquisitions.

As disclosed under Note 3, “Real Estate,” on February 1, 2012, the Company acquired three vacant R&D buildings located at 5901, 5921 and 5961 Optical Court in San Jose, California, from the Berg Group consisting of approximately 202,500 rentable square feet for a total purchase price of $18,000. The Company also acquired approximately ten acres of raw land at Hellyer Avenue and Embedded Way for approximately $5,313 and nine acres of raw land at Hellyer Avenue and Piercy Road for approximately $4,877 from the Berg Group. The combined purchase price for the three R&D buildings and raw land totaled approximately $28,190. The Company acquired these properties by offsetting the purchase price by approximately $9,217, the amount of the prior distributions received by BBE that had been paid to RPC by the Company and accrued interest pursuant to the judgment in the Republic Litigation, and approximately $7,494, the amount the Berg Group was obligated to pay toward the construction of an R&D building in connection with the Company’s 2001 acquisition of 245 Caspian Drive in Sunnyvale, California. The Company issued an unsecured short-term note payable in the principal amount of approximately $11,479 representing the remaining portion of the purchase price. The note had an interest rate of LIBOR plus 1.75%, and matures July 15, 2012. The Company paid the note in full in March 2012. Total interest expense on the note was approximately $9 for the three months ended March 31, 2012. The transaction was approved by the Independent Directors Committee of the Company’s Board of Directors.

During the first three months of 2012, the Company issued two short-term notes payable to the Berg Group in connection with property acquisitions and quarterly dividend distributions. The interest rate on the two notes was LIBOR plus 1.75%. The aggregate loan amount totaled approximately $13,446. The Company repaid approximately $13,457 to the Berg Group, which included accrued interest. For the three months ended March 31, 2012, interest expense incurred in connection with those short-term notes payable was approximately $11.

During the first three months of 2012 and 2011, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $424 and $256 in rental income for the three months ended March 31, 2012 and 2011, respectively.

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

Until February 2012, the Berg Group had an obligation to pay approximately $7,494 toward the construction of  an approximately 75,000 to 90,000 square foot building in connection with the Company’s 2001 acquisition of 245 Caspian in Sunnyvale, which consists of approximately three acres of unimproved land. In connection with the Company’s multiple property acquisitions from the Berg Group on February 1, 2012, that obligation was applied to partially offset the purchase price, as described above.

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for the three months ended March 31, 2012 and 2011.

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

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of March 31, 2012.

The Company also enters into agreements with other companies in the ordinary course of business, typically lenders, joint venture partners, contractors, and tenants that contain indemnification provisions. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of March 31, 2012.

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

8.	Real Estate Assets Held for Sale/Discontinued Operations

The real estate sales provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360 address financial accounting and reporting for the impairment and disposal of long lived assets. In general, income or loss attributable to the operations and sale of property and the operations related to property held for sale is classified as discontinued operations in the condensed consolidated statements of operations. Prior period condensed consolidated statements of operations presented in this report have been reclassified to reflect the income or loss related to properties that were sold and properties that were under contract to be sold and presented as discontinued operations in 2012. All periods presented in this report will likely require further reclassification in future periods if there are properties held for sale or if property sales occur.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

As of March 31, 2012, there were eight vacant properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale and presented as discontinued operations. In addition, the Company sold six vacant properties in the first quarter of 2012, which had previously been recorded as assets held for sale and qualified as discontinued operations. In the fourth quarter of 2011, the Company sold one vacant R&D building which qualified as discontinued operations. Condensed results of operations for these properties for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
	(unaudited)
Operating revenues:
Rental income	$7	$54
Tenant reimbursements	-	26
Other income	2	99
Total operating revenues	9	179

Operating expenses:
Property operating, maintenance and real estate taxes	166	312
Depreciation and amortization	-	336
Total operating expenses	166	648

Net loss attributable to discontinued operations	(157)	(469)
Net gain from disposal of discontinued operations	5,519	-
Income (loss) from discontinued operations	$5,362	$(469)

9.	Subsequent Events

On March 19, 2012, the Company declared dividends for the first quarter 2012. On April 5, 2012, the Company paid dividends of $0.22 per share of common stock to all common stockholders of record as of March 30, 2012. A portion of the total dividend in the amount of $0.13 per share represented payment of the regular quarterly dividend and the remaining $0.09 per share represented an additional special dividend payment. On the same date, the operating partnerships paid a distribution of $0.22 per O.P. unit to all O.P. unit holders. Aggregate dividends and distributions amounted to approximately $23,163.

On April 30, 2012, the Company completed the sale of four R&D buildings consisting of approximately 145,000 rentable square feet located at 1490-1520 McCandless Drive, 1525-1555 McCandless Drive, 1575-1595 McCandless Drive and 1600 McCandless Drive in Milpitas, California. On the total cash sales price of $19,350, the Company will recognize a gain of approximately $8,697 and classify it as a gain from disposal of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.

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

These risks and uncertainties, together with the other risks described under Part I, Item 1A - “Risk Factors” of our 2011 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of March 31, 2012, we owned and managed 111 properties totaling approximately 8.0 million rentable square feet through six limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of March 31, 2012, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

We have five leases with Apple for multiple properties: two leases expiring in 2014, one lease expiring in 2018, and two leases expiring in 2022. These leases have a range of one to three separate options to extend the lease for successive additional periods of three to five years commencing on the expiration of the initial lease term upon the same terms and conditions of the initial lease term except that base rent for each option shall be determined at 95% of the fair market rent for the option term with annual increases in base rent.

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

Current Economic Environment

All of our properties are located in the Northern California area known as the Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy, but less so than other regions of California. Data suggests that the Silicon Valley economy in particular has picked up this year. While this is generally beneficial, we do not expect a significant positive effect on our leasing activities. According to a recent report by Cassidy Turley Real Estate (the “CT Report”), which we consider to be a useful publicly available source of relevant market data, the vacancy rate for Silicon Valley R&D property was approximately 15.8% in late 2011 and 15.0% at the end of the first quarter of 2012. Total direct vacant R&D square footage in the Silicon Valley at the end of the first quarter of 2012 amounted to approximately 23.3 million square feet and sublet vacant was approximately 2.1 million square feet. According to the CT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2011 amounted to approximately 4.0 million square feet, and in the first three months of 2012 there was total positive net absorption of approximately 0.7 million square feet. Also according to the CT Report, the average asking market rent per square foot at the end of the first quarter of 2012 was $1.18 per month compared with $1.15 per month in late 2011. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Notwithstanding the improving local economic conditions, due to the substantial overhang of vacant R&D properties throughout the Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2013.

Our occupancy rate at March 31, 2012, was 71.3% compared with 68.5% at March 31, 2011. Most of the occupancy improvement was attributable to vacant property dispositions and vacant properties classified as assets held for sale and were not included in the vacancy statistic. We believe that our occupancy rate could decline if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, excluding 88,000 rentable square feet of properties subject to a month-to-month lease, leases with respect to approximately 209,000 rentable square feet are scheduled to expire during the remainder of 2012 and approximately 368,000 rentable square feet are scheduled to expire in 2013. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. If we fail to re-lease a substantial portion of this square footage, our operating results and cash flows are likely to be affected adversely. We believe that the average 2012 renewal rental rates for our properties will be approximately equal to, greater than, or perhaps, below current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. At this time, we estimate that 60% of the rentable square feet scheduled to expire in the remainder of 2012 and 75% of the rentable square feet scheduled to expire in 2013 will be renewed, however, we cannot give any assurances that we will renew the expiring leases at that rate.

In the first quarter 2012, we signed two lease renewals for approximately 65,000 rentable square feet with a weighted average effective rent of $0.58 per square foot. There were no tenant improvement costs or leasing commissions related to these leases. We lost approximately 6,000 rentable square feet due to one expired lease in the first quarter 2012.

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

Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three months ended March 31, 2012, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2011 annual report on Form 10-K.

Results of Operations

Comparison of the three months ended March 31, 2012 with the three months ended March 31, 2011

As of March 31, 2012 and 2011, through our controlling interests in the operating partnerships, we owned 111 properties totaling approximately 8.0 million rentable square feet.

Comparison of rental income from real estate for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$20,012	$21,723	($1,711)	(7.9%)
2012 Acquisitions	-	-	-	-
Total	$20,012	$21,723	($1,711)	(7.9%)

(1)	“Same Property” is defined as properties owned by us prior to 2011 that we still owned as of March 31, 2012. There were 108 properties classified as “same property” as of March 31, 2012.

Rental Income from Real Estate Operations
For the quarter ended March 31, 2012, rental income from real estate decreased by approximately ($1.7) million, or (7.9%), from $21.7 million for the three months ended March 31, 2011, to $20.0 million for the three months ended March 31, 2012. The decrease resulted primarily from a one-time rent adjustment of approximately $1.6 million from a tenant dispute resolution in 2011 that did not recur in 2012. Our occupancy rate at March 31, 2012, was approximately 71.3%, compared with 68.5% at March 31, 2011. We acquired three new vacant properties in the first three months of 2012. Most of the occupancy improvement was attributable to vacant property dispositions and vacant properties classified as assets held for sale and were not included in the vacancy statistic.

Other Income
Other income of approximately $0.3 million for the three months ended March 31, 2012, was from management fees. Other income of approximately $1.0 million for the three months ended March 31, 2011, included approximately $0.7 million from an incentive to lessee adjustment and $0.3 million from management fees.

Operating Expenses and Tenant Reimbursements
Property operating expenses, maintenance and real estate taxes during the first quarter 2012 decreased by approximately ($0.7) million, or (13.0%), from $5.5 million to $4.8 million for the three months ended March 31, 2011 and 2012, respectively. We received approximately $0.5 million from real estate tax refund for the quarter ended March 31, 2012. Tenant reimbursements decreased by approximately ($0.7) million, or (14.5%), from $4.6 million for the three months ended March 31, 2011 to $3.9 million for the three months ended March 31, 2012. There were approximately $0.5 million refunds to tenants relating to annual common area charges reconciliation in 2012. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties.

General and administrative expenses increased by approximately $0.1 million, or 25.0%, from $0.5 million to $0.6 million for the three months ended March 31, 2011 and 2012, respectively. The increase in general and administrative expenses was primarily a result of expenses related to the evaluation of strategic alternative for the sale of Company.

Real estate depreciation and amortization expense increased by approximately $0.5 million, or 9.1%, from $5.5 million to $6.0 million for the three months ended March 31, 2011 and 2012, respectively. The increase was primarily the result of recognizing the amortization expense of in-place leases in connection with a property acquisition in the third quarter 2011 pursuant to FASB ASC 805, Business Combinations, and three property acquisitions in the first quarter 2012.

Equity in Earnings from Unconsolidated Joint Venture
As of March 31, 2012, we held an investment in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended March 31, 2012, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.1 million compared with equity in loss of ($0.009) million for the same period in 2011. The occupancy rate for the property owned by this joint venture at March 31, 2012 and 2011, was 100%. The increase resulted primarily from higher revenues and lower operating expenses in 2012 compare to 2011.

Interest Income
Interest income for the three months ended March 31, 2012 and 2011, was $0.09 million and $0.07, respectively.

Interest Expense
Interest expense decreased by approximately ($0.4) million, or (6.8%), from $5.3 million for the three months ended March 31, 2011, to $4.9 million for the three months ended March 31, 2012. Interest expense (related parties) remained relatively the same at approximately $0.1 million for the three months ended March 31, 2012 and 2011. Total debt outstanding, including debt due related parties, decreased by approximately ($15.4) million, or (4.4%), from $349.8 million as of March 31, 2011, to $334.4 million as of March 31, 2012, because of recurring scheduled debt payments.

Income (Loss) from Discontinued Operations
In accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360, in the first quarter of 2012 we classified eight vacant R&D properties as assets held for sale and discontinued operations because they will be sold within one year. Also in the first quarter of 2012, we sold six vacant R&D properties and classified them as discontinued operations. The income (loss) attributable to discontinued operations from these properties for the three months ended March 31, 2012 and 2011, was approximately $5.4 million and ($0.5) million, respectively.

Net Income Available to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income available to common stockholders increased by approximately $0.4 million, or 18.5%, from $2.4 million for the three months ended March 31, 2011, to $2.8 million for the three months ended March 31, 2012. Net income attributable to noncontrolling interests increased by approximately $2.9 million, or 38.1%, from $7.5 million for the three months ended March 31, 2011, to $10.4 million for the three months ended March 31, 2012.

The amount of net income attributable to noncontrolling interests has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 78% and 79% as of March 31, 2012 and 2011, respectively. The increase in net income attributable to noncontrolling interests in the first three months of 2012 occurred solely as a result of the increase in our net income for the period.

Changes in Financial Condition

The most significant changes in our financial condition during the three months ended March 31, 2012, resulted from R&D property transactions.  We acquired three vacant R&D buildings consisting of approximately 202,500 rentable square feet and approximately 19 acres of raw land located in the Silicon Valley for approximately $28.2 million. We disposed of six vacant R&D buildings consisting of approximately 277,000 rentable square feet for approximately $35.4 million.

Total stockholders’ equity, net, decreased by approximately ($1.3) million from December 31, 2011. We obtained additional capital from the issuance of 82,000 shares of our common stock for the exchange of O.P. units, which increased additional paid-in capital by approximately $0.8 million. Distributions to common stockholders in excess of accumulated earnings increased during the most recent quarter by approximately ($2.1) million.

Liquidity and Capital Resources

In 2012, we anticipate operating cash flows from our operating property portfolio to decrease compared with 2011, because we continue to experience weak demand for our R&D properties in certain areas of the Silicon Valley. If we are unable to lease a significant portion of the approximately 209,000 rentable square feet scheduled to expire during the remainder of 2012, 368,000 rentable square feet scheduled to expire in 2013 or an equivalent amount of our currently available space of approximately 2.2 million rentable square feet, our operating cash flows after year 2012 may be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash proceeds from lease terminations are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties and renew upcoming expiring leases.

Our principal sources of liquidity for distributions to stockholders and O.P. unit holders (noncontrolling interests), debt service, leasing costs, capital expenditures and tenant improvements are to come from net cash flow provided by operations, borrowings from our credit facility, borrowings from related parties, and other sources of financing, as required. We expect these sources of liquidity to be adequate to meet projected distributions to stockholders and other presently anticipated liquidity requirements for the remainder of 2012 and all of 2013. However, there can be no assurance that these sources of liquidity will continue to be available. The unavailability of capital could adversely affect our ability to pay cash dividends to our shareholders. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through cash, long-term secured and unsecured indebtedness, and the issuance of additional equity securities.

As of March 31, 2012, we had approximately $2.9 million cash on hand and $19 million of credit available under the Heritage Bank of Commerce (“HBC”) credit facility.

Distributions
On April 5, 2012, we paid dividends of $0.22 per share of common stock to all common stockholders of record as of March 30, 2012. On the same date, the operating partnerships paid a distribution of $0.22 per O.P. unit to all holders of O.P. units. The aggregate dividends and distributions amounted to approximately $23.2 million.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
On February 1, 2012, we acquired three vacant R&D buildings consisting of approximately 202,500 rentable square feet located at 5901, 5921 and 5961 Optical Court in San Jose, California, from the Berg Group. We also acquired ten acres of raw land at Hellyer Avenue and Embedded Way and nine acres of raw land at Hellyer Avenue and Piercy Road from the Berg Group. We and the Independent Directors Committee of our board of directors believed that acquiring these properties would enhance the value of our portfolio of properties in the context of pursuing a strategic transaction. The combined total purchase price for these properties was approximately $28.2 million, which we paid through purchase price offsets of  approximately $9.2 million owed us by the Berg Group for the repayment of past distributions from the  Hellyer Avenue Limited Partnership litigation, and approximately $7.5 million, the amount of the Berg Group’s future obligation for construction of an R&D building at 245 Caspian Drive in Sunnyvale, California, at such time as we had elected to construct those improvements, and the issuance of an unsecured short-term note payable for the remaining amount of approximately $11.5 million with an interest rate of LIBOR plus 1.75%, which matures July 15, 2012. The note payable and accrued interests were fully repaid in March 2012.

At March 31, 2012, we had total indebtedness of approximately $334.4 million, including $327.4 million of fixed rate mortgage debt and $7.0 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of March 31, 2012, we were in compliance with these loan covenants.

Contractual Obligations
The following table identifies the contractual obligations with respect to the maturities and scheduled principal repayments of our secured debt, unsecured notes, credit facility and scheduled interest payments of our fixed-rate and variable-rate debt at March 31, 2012, and provides information about our operating lease obligations that will impact our liquidity and cash flow in future periods.

	Nine Months
	Remaining	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(dollars in thousands)
Principal payments (1)	$12,142	$82,485	$12,183	$12,893	$13,644	$201,019	$334,366
Interest payments-fixed rate debt (2)	14,268	15,056	13,527	12,817	12,066	45,410	113,144
Operating lease obligations (3)	90	30	-	-	-	-	120
Total	$26,500	$97,571	$25,710	$25,710	$25,710	$246,429	$447,630

(1)	As of March 31, 2012, 100% of our debt was contractually fixed and 0% of our debt bore interest at variable rates. Our debt obligations are set forth in detail in the table below.

(2)
The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)	Our operating lease obligations relate to a lease of our corporate office facility from a related party.

The following table and notes set forth information regarding debt outstanding as of March 31, 2012:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	1600 Memorex Drive, Santa Clara, CA 1688 Richard Drive, Santa Clara, CA 1700 Richard Drive, Santa Clara, CA	-	Sept 2013	(1)

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	$6,986	Jun 2013	7.65%

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		103,944	Oct 2018	6.21%

Hartford Life Insurance Company Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”) (4)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	38,383	Sept 2030	6.05%

Northwestern Mutual Life Insurance Company (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	67,910	Feb 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (6)	5900 Optical Court, San Jose, CA	20,020	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	97,123	Aug 2025	5.22%
		327,380
TOTAL		$334,366

(1)
The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at March 31, 2012, was 4.00%. Costs and fees incurred with obtaining this loan aggregated approximately $64, which were deferred and amortized over the loan period. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement, including minimum tangible net worth and debt service coverage ratio. As of March 31, 2012, we were in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate of the mortgage notes payable and mortgage note payable (related parties) was 5.78% at March 31, 2012.

(3)
The Hartford loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan I contains certain customary covenants as defined in the loan agreement. As of March 31, 2012, we were in compliance with these loan covenants.

(4)
The Hartford loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford loan II contains certain customary covenants as defined in the loan agreement. As of March 31, 2012, we were in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of March 31, 2012, we were in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of March 31, 2012, we were in compliance with these loan covenants.

At March 31, 2012, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $9.86 per share on March 30, 2012) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 24.3%. On March 30, 2012, the last trading day in the quarter, total market capitalization, including total debt outstanding, was approximately $1.38 billion.

At March 31, 2012, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.7 million. The due date of these notes has been extended to September 30, 2013. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the three months ended March 31, 2012 with the three months ended March 31, 2011

Net cash provided by operating activities for the three months ended March 31, 2012, was approximately $17.7 million compared with $29.5 million for the same period in 2011. Cash flow decreased primarily because in 2011 we received approximately $10.9 million from M&M Real Estate Control & Restructuring, LLC, a variable interest entity, as the final release of restricted cash from our August 2007 lease assignment and assumption transaction with this variable interest entity.

Net cash provided by (used in) investing activities was approximately $6.7 million and ($0.9) million for the three months ended March 31, 2012 and 2011, respectively. Cash provided by investing activities during the three months ended March 31, 2012, related to the sales of real estate of approximately $35.4 million, offset with the acquisitions of three R&D buildings and 19 acres of raw land from the Berg group for approximately $28.2 million and $0.2 million in real estate improvements. We received cash of approximately $16.6 million and a note receivable in the amount of approximately $18.8 million for the properties we sold. As of March 31, 2012, approximately $1.7 million of the note receivable has been repaid. The three R&D buildings and 19 acres of raw land were acquired by offsetting the Berg Group’s $16.7 million obligation to the Company towards the purchase price and issuing an unsecured short-term note payable for approximately $11.5 million. As of March 31, 2012, the note payable had been fully repaid. Cash used in investing activities during the three months ended March 31, 2011, related to real estate improvements.

Net cash used in financing activities was approximately $21.5 million for the three months ended March 31, 2012, compared with approximately $30.4 million for the three months ended March 31, 2011. During the first three months of 2012, we financed approximately $13.5 million in short-term debt from the Berg Group, paid approximately $3.3 million under our line of credit, paid approximately $17.4 million towards outstanding debt, paid approximately $11.4 million of distributions to noncontrolling interests and paid approximately $2.9 million of dividends to common stockholders. During the same period in 2011, we paid approximately $14.5 million towards outstanding debt, paid approximately $12.6 million of distributions to noncontrolling interests and paid approximately $3.3 million of dividends to common stockholders.

Funds From Operations (“FFO”)

FFO is a non-GAAP financial measurement used by real estate investment trusts to measure and compare operating performance. As defined by the National Association of Real Estate Investment Trusts, FFO represents net income (loss), computed in accordance with GAAP, plus non-recurring events other than “extraordinary items” under GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, excluding amortization of deferred financing costs and depreciation of non-real estate assets, and after adjustments for joint ventures and unconsolidated partnerships. FFO does include impairment losses for properties held for sale and held for use. Management considers FFO to be an appropriate supplemental measure of our operating and financial performance because when compared year over year, it reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information about our financial performance when compared with other REITs because FFO is generally recognized as the industry standard for reporting the operations of REITs. In addition to the disclosure of operating earnings per share, we will continue to use FFO as a measure of our performance. FFO should neither be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP, nor is FFO necessarily indicative of funds available to meet our cash needs, including the need to make cash distributions to satisfy REIT requirements. For example, FFO is not adjusted for payments of debt principal required under our debt service obligations.

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

FFO for the three months ended March 31, 2012 and 2011, as reconciled to net income, are summarized in the following table:

	Three Months Ended March31,
	2012	2011
	(dollars in thousands)
Net income	$13,253	$9,936
Add:
Depreciation and amortization (1)	6,525	6,411
Less:
Noncontrolling interests in joint ventures	(110)	(107)
Gain on sale of real estate	(5,519)	-
FFO	$14,149	$16,240

(1)
Includes depreciation and amortization of real estate from discontinued operations totaling approximately $336 for the three months ended March 31, 2011. Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 for the three months ended March 31, 2012 and 2011. Also includes our amortization of leasing commissions of approximately $472 and $524 for the three months ended March 31, 2012 and 2011, respectively. Amortization of leasing commissions is included in the property operating and maintenance line item in the condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of March 31, 2012. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at March 31, 2012, will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

	Nine Months Remaining	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured and unsecured debt	$12,142	$82,485	$12,183	$12,893	$13,644	$201,019	$334,366	$352,496
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We did not have any derivative instruments or variable debt as of March 31, 2012. All of our debt is denominated in United States dollars.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting
There was no material change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1.  Legal Proceedings

The discussion of legal proceedings is incorporated herein by reference from Part I “Item 1. – Notes to Condensed Consolidated Financial Statements – Note 7 – Commitments and Contingencies.”

ITEM 1A.  Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information contained in this report, you should carefully review the factors discussed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, which describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 6.  Exhibits

10.29.7	Berg Group Promissory Note, dated April 5, 2012

10.9	Purchase Agreement of 5901, 5921, and 5961 Optical Court and Hellyer-Embedded & Hellyer-Piercy Land

31.1	Section 1350 Certificate of CEO

31.2	Section 1350 Certificate of President & COO

31.3	Section 1350 Certificate of Principal Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. *

*
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

Mission West Properties, Inc.
(Registrant)

Date: May 3, 2012	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: May 3, 2012	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)