Form 10-Q
period 2012-06-30
MISSION WEST PROPERTIES INC
filed 2012-08-09
CIK 1067419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2012, there were 22,668,020 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

Exhibit 101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in real estate:
Land	$323,173	$306,474
Buildings and improvements	757,453	745,962
Real estate related intangible assets	3,561	3,561
Total investments in properties	1,084,187	1,055,997
Accumulated depreciation and amortization	(241,196)	(229,211)
Assets held for sale, net of accumulated depreciation	21,574	54,361
Net investments in properties	864,565	881,147
Investment in unconsolidated joint venture	3,540	3,557
Net investments in real estate	868,105	884,704
Cash and cash equivalents	3,114	-
Deferred rent	16,424	16,650
Other assets, net	31,173	35,133
Total assets	$918,816	$936,487

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$323,550	$331,166
Mortgage note payable (related parties)	6,831	7,139
Revolving line of credit	-	3,305
Interest payable	1,543	1,606
Prepaid rent and deferred revenue	11,375	5,836
Dividends and distributions payable	13,687	13,687
Accounts payable and accrued expenses	15,193	16,344
Security deposits	4,333	4,317
Total liabilities	376,512	383,400

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,668,020 and 22,586,020 shares issued and outstanding at June 30, 2012 and December 31, 2011	23	23
Additional paid-in capital	176,723	175,900
Distributions in excess of accumulated earnings	(35,271)	(32,962)
Total stockholders’ equity	141,475	142,961
Noncontrolling interests in operating partnerships	400,829	410,126
Total equity	542,304	553,087
Total liabilities and equity	$918,816	$936,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating revenues:
Rental income	$20,075	$20,354	$40,087	$42,077
Tenant reimbursements	2,967	4,119	6,914	8,728
Other income	401	409	674	1,410
Total operating revenues	23,443	24,882	47,675	52,215

Operating expenses:
Property operating and maintenance	2,863	2,489	5,272	4,999
Real estate taxes	3,014	2,994	5,442	6,044
General and administrative	911	522	1,562	1,043
Depreciation and amortization	5,993	5,509	11,986	11,000
Total operating expenses	12,781	11,514	24,262	23,086

Operating income	10,662	13,368	23,413	29,129

Other income (expenses):
Equity in earnings of unconsolidated joint venture	60	27	174	18
Interest income	58	57	151	126
Interest expense	(4,833)	(5,246)	(9,755)	(10,525)
Interest expense – related parties	(146)	(144)	(292)	(291)
Income from continuing operations	5,801	8,062	13,691	18,457

Discontinued operations:
Gain from disposal of discontinued operations	7,989	-	13,508	-
Loss attributable to discontinued operations	(81)	(692)	(237)	(1,152)
Net income (loss) from discontinued operations	7,908	(692)	13,271	(1,152)

Net income	13,709	7,370	26,962	17,305

Net income attributable to noncontrolling interests	(10,929)	(5,491)	(21,338)	(13,027)
Net income available to common stockholders	$2,780	$1,879	$5,624	$4,278

Net income per common share from continuing operations:
Basic	$0.06	$0.09	$0.15	$0.20
Diluted	$0.06	$0.09	$0.15	$0.20
Net income per common share from discontinued operations:
Basic	$0.06	$(0.01)	$0.10	$(0.01)
Diluted	$0.06	$(0.01)	$0.09	$(0.01)
Net income per common share to common stockholders:
Basic	$0.12	$0.08	$0.25	$0.19
Diluted	$0.12	$0.08	$0.24	$0.19
Weighted average shares of common stock outstanding (basic)	22,668,020	22,495,605	22,652,844	22,392,427
Weighted average shares of common stock outstanding (diluted)	23,079,739	22,756,006	23,110,364	22,583,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$26,962	$17,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,985	11,671
Gain from disposal of properties classified as discontinued operations	(13,508)	-
Equity in (earnings) loss of unconsolidated joint venture	(174)	(18)
Distributions from unconsolidated joint venture	191	150
Lease termination fee related to restricted cash	-	10,865
Stock-based compensation expense	2	29
Changes in operating assets and liabilities, net of liabilities assumed:
Deferred rent	226	375
Other assets	4,284	(1,214)
Interest payable	(63)	(45)
Security deposits	16	(220)
Prepaid rent and deferred revenue	(311)	(2,124)
Accounts payable and accrued expenses	(3,275)	2,253
Net cash provided by operating activities	26,335	39,027

Cash flows from investing activities:
Improvements to real estate assets	-	(1,539)
Decrease in restricted cash	-	6,803
Net proceeds from sale of real estate	35,489	-
Purchase of real estate	(11,479)	-
Proceeds received from note receivable	1,743	-
Net cash provided by investing activities	25,753	5,264

Cash flows from financing activities:
Principal payments on mortgage notes payable	(7,616)	(7,204)
Principal payments on mortgage note payable (related parties)	(308)	(285)
Proceeds from note payable (related parties)	26,337	-
Payments on note payable (related parties)	(26,337)	-
Payments on note payable	-	(10,776)
Net repayments on revolving line of credit	(3,305)	-
Distributions paid to noncontrolling interests	(29,822)	(23,785)
Dividends paid to common stockholders	(7,923)	(6,229)
Net cash used in financing activities	(48,974)	(48,279)
Net increase (decrease) in cash and cash equivalents	3,114	(3,988)
Cash and cash equivalents, beginning of period	-	3,988
Cash and cash equivalents, end of period	$3,114	-
Supplemental information:
Cash paid for interest	$9,869	$10,677
Supplemental schedule of non-cash investing and financing activities:
Debt incurred in connection with property acquisitions	$11,479	-
Note receivable received from sale of real estate	$18,780	-
Issuance of common stock upon conversion of O.P. units	$821	$3,266

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

As of June 30, 2012, the Company owned a controlling general partnership interest of 25.88%, 21.86%, 16.32%, 12.53%, 21.86% and 16.32% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II, Mission West Properties, L.P. III, Mission West Properties, L.P. IV and Mission West Properties, L.P. V, respectively, which represents a 21.52% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis. The ownership interests which the Company does not own in the operating partnerships are accounted for as noncontrolling interests. Through the operating partnerships, the Company owns interests in 104 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and six months ended June 30, 2012 and 2011.

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

2.     Basis of Presentation

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2012, their consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and their cash flows for the six months ended June 30, 2012 and 2011. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, and related footnote disclosures are unaudited. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the entire year.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
(unaudited)

The December 31, 2011, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 810. As of June 30, 2012, the Company had no VIE to consolidate.

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At June 30, 2012, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan during the six months ended June 30, 2012.

Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2011	2,827,641	$8.54
Options granted	-	-
Options exercised	-	-
Options expired	-	-
Balance, June 30, 2012	2,827,641	$8.54

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $1 and $14 of expense for share-based compensation relating to grants of stock options for the three months ended June 30, 2012 and 2011, respectively, and approximately $2 and $29 of expense for the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents a reconciliation of the December 31, 2011 and June 30, 2012, carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2011	$23	$175,900	$(32,962)	$410,126	$553,087
Net income	-	-	5,624	21,338	26,962
Amortization of previously granted share awards	-	2	-	-	2
Conversions of operating partnership units	-	821	-	(821)	-
Dividends and distributions	-	-	(7,933)	(29,814)	(37,747)
Balance, June 30, 2012	$23	$176,723	$(35,271)	$400,829	$542,304

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
(unaudited)

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed consolidated balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of June 30, 2012, these interests accounted for approximately 78.48% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis.

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

3.     Real Estate

Property Disposition
On April 30, 2012, the Company completed the sale of four vacant R&D buildings consisting of approximately 145,000 rentable square feet located at 1490-1520 McCandless Drive, 1525-1555 McCandless Drive, 1575-1595 McCandless Drive and 1600 McCandless Drive in Milpitas, California. On the total cash sales price of $19,350, the Company recognized a gain of approximately $7,989 and classified it as a gain from disposal of discontinued operations.

4.     Stock Transactions

During the six months ended June 30, 2012, two limited partners exchanged a total of 82,000 O.P. units for 82,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $821 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
(unaudited)

The computation for weighted average shares is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding (basic)	22,668,020	22,495,605	22,652,844	22,392,427
Incremental shares from assumed option exercise	411,719	260,401	457,520	190,931
Weighted average shares outstanding (diluted)	23,079,739	22,756,006	23,110,364	22,583,358

At June 30, 2012, outstanding options to purchase 1,462,500 and shares of common stock were excluded from the computation of diluted net income available to common stockholders per share under the treasury stock method for the three and six months ended June 30, 2012, because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units which are exchangeable at the unit holder’s option, subject to certain restrictions on conversions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation. The total number of O.P. units outstanding at June 30, 2012 and 2011, was 82,618,015 and 82,701,265, respectively.

6.     Related Party Transactions

As of June 30, 2012, the Berg Group owned 75,769,684 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of June 30, 2012, represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of June 30, 2012, debt in the amount of approximately $6,831 was due the Berg Group under a mortgage note established May 15, 2000, in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $133 and $144 for the three months ended June 30, 2012 and 2011, respectively, and $268 and $291 for the six months ended June 30, 2012 and 2011, respectively.

During the second quarter of 2012, the Company issued one short-term note payable to the Berg Group in connection with the quarterly dividend distributions. The interest rate on the note was LIBOR plus 1.75%. The aggregate loan amount totaled approximately $12,867 and was repaid in full as of June 30, 2012. The Company repaid approximately $12,880 to the Berg Group, which included accrued interest. For the three months ended June 30, 2012, interest expense incurred in connection with that short-term note payable was approximately $13.

During the first six months of 2012 and 2011, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $424 and $409 in rental income for the three months ended June 30, 2012 and 2011, respectively, and $847 and $666 for the six months ended June 30, 2012 and 2011.

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

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for each of the three months ended June 30, 2012 and 2011, and $60 for each of the six months ended June 30, 2012 and 2011.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
(unaudited)

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of June 30, 2012.

The Company also enters into agreements with other companies in the ordinary course of business, typically lenders, joint venture partners, contractors, and tenants that contain indemnification provisions. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of June 30, 2012.

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

As of June 30, 2012, there were four vacant properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale and presented as discontinued operations. In addition, the Company sold ten vacant properties in the first six months of 2012, which had previously been recorded as assets held for sale and qualified as discontinued operations. In the fourth quarter of 2011, the Company sold one vacant property which qualified as discontinued operations. Condensed results of operations for these properties for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Operating revenues:
Rental income	$7	-	$14	-
Other income	2	$53	5	$152
Total operating revenues	9	53	19	152

Operating expenses:
Property operating, maintenance and real estate taxes	90	410	256	633
Depreciation and amortization	-	335	-	671
Total operating expenses	90	745	256	1,304

Net loss attributable to discontinued operations	(81)	(692)	(237)	(1,152)
Net gain from disposal of discontinued operations	7,989	-	13,508	-
Income (loss) from discontinued operations	$7,908	$(692)	$13,271	$(1,152)

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except par value and per share amounts)
(unaudited)

9.     Subsequent Events

On June 18, 2012, the Company declared dividends for the second quarter 2012. On July 5, 2012, the Company paid dividends of $0.13 per share of common stock to all common stockholders of record as of June 29, 2012. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all O.P. unit holders. Aggregate dividends and distributions amounted to approximately $13,687.

On July 10, 2012, the Company completed the sale of three vacant R&D properties consisting of approximately 149,000 rentable square feet located at 300 Montague Expressway, 324-368 Montague Expressway and 337 Trade Zone Boulevard in Milpitas, California. On the total cash sales price of $18,500, the Company will recognize a gain of approximately $3,389 in the third quarter of fiscal year 2012 and classify it as a gain from disposal of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three months ended June 30, 2012, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.

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

Factors that could have a material adverse effect on our operations and future prospects or would cause actual results in the future to differ materially from any of our forward-looking statements include, but are not limited to, the following:

●	the current turmoil in the credit markets could limit the demands for R&D space and affect the overall availability and cost of credit,
●	economic conditions generally and the real estate market specifically,
●	the occupancy rates of the properties,
●	rental rates on new and renewed leases,
●	legislative or regulatory provisions (including changes to laws governing the taxation of REITs),
●	availability of capital,
●	interest rates,
●	competition,
●	supply of and demand for R&D, office and industrial properties in our current and proposed market areas,
●	tenant defaults and bankruptcies,
●	lease term expirations and renewals,
●	changes in general accounting principles, policies and guidelines applicable to REITs, and
●	ability to timely refinance maturing debt obligations and the terms of any such refinancing.

These risks and uncertainties, together with the other risks described under Part I, Item 1A - “Risk Factors” of our 2011 Annual Report on Form 10-K and from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”), should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of June 30, 2012, we owned and managed 104 properties totaling approximately 7.8 million rentable square feet through six limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of June 30, 2012, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

We have five leases with Apple for multiple properties: two leases expiring in 2014, one lease expiring in 2018, and two leases expiring in 2022. The two leases that expire in 2022 have annual termination rights with 12 months advance written notice after May 1, 2019 and July 31, 2019. These leases have a range of one to three separate options to extend the lease for successive additional periods of three to five years commencing on the expiration of the initial lease term upon the same terms and conditions of the initial lease term except that base rent for each option shall be determined at 95% of the fair market rent for the option term with annual increases in base rent.

For federal income tax purposes, we have operated as a self-managed, self-administered and fully integrated real estate investment trust (“REIT”) since the beginning of fiscal 1999.

Our acquisition, growth and operating strategy incorporates the following elements:

●	capitalizing on opportunistic acquisitions from third parties of high-quality R&D/office properties that provide attractive initial yields and significant potential for growth in cash-flow;
●
focusing on general purpose, single-tenant Silicon Valley R&D/office properties for information technology companies in order to maintain low operating costs, reduce tenant turnover and capitalize on our relationships with these companies and our extensive knowledge of their real estate needs; and

●
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

Current Economic Environment

All of our properties are located in the Northern California area known as the Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy, but less so than other regions of California. Data suggests that the Silicon Valley economy in particular has improved this year. While this is generally beneficial, we do not expect a significant positive effect on our leasing activities. According to a recent report by Cassidy Turley Real Estate (the “CT Report”), which we consider to be a useful publicly available source of relevant market data, the vacancy rate for Silicon Valley R&D property was approximately 15.8% in late 2011 and 14.5% at the end of the second quarter of 2012. Total direct vacant R&D square footage in the Silicon Valley at the end of the second quarter of 2012 amounted to approximately 22.4 million square feet and sublet vacant was approximately 2.0 million square feet. According to the CT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2011 amounted to approximately 4.0 million square feet, and in the first six months of 2012 there was total positive net absorption of approximately 1.5 million square feet. Also according to the CT Report, the average asking market rent per square foot at the end of the second quarter of 2012 was $1.23 per month compared with $1.15 per month in late 2011. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Notwithstanding the improving local economic conditions, due to the substantial overhang of vacant R&D properties throughout the Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2013.

Our occupancy rate at June 30, 2012, was 70.3% compared with 66.5% at June 30, 2011. Most of the occupancy improvement was attributable to vacant property dispositions and vacant properties classified as assets held for sale which were not included in the vacancy statistic. We believe that our occupancy rate could decline if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, excluding approximately 80,000 rentable square feet of properties subject to a month-to-month lease, leases with respect to approximately 104,000 rentable square feet are scheduled to expire during the remainder of 2012 and approximately 377,000 rentable square feet are scheduled to expire in 2013. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. If we fail to re-lease a substantial portion of this square footage, our operating results and cash flows are likely to be affected adversely. We believe that the average 2012 renewal rental rates for our properties will be approximately equal to, greater than, or perhaps, below current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. At this time, we estimate that none of the rentable square feet scheduled to expire in the remainder of 2012 and 75% of the rentable square feet scheduled to expire in 2013 will be renewed, however, we cannot give any assurances that we will renew the expiring leases at that rate.

In the second quarter 2012, we signed six lease renewals for approximately 440,000 rentable square feet with a weighted average effective rent of $2.15 per square foot. We also signed two new leases for approximately 24,000 rentable square feet with a weighted average effective rent of $1.09 per square foot. Total tenant improvement costs and leasing commissions related to these leases are estimated to be approximately $1.4 million. We did not renew approximately 76,000 rentable square feet due to three expired leases in the second quarter 2012.

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

Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the six months ended June 30, 2012, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2011 annual report on Form 10-K.

Results of Operations

Comparison of the three and six months ended June 30, 2012 with the three and six months ended June 30, 2011

As of June 30, 2012, through our controlling interests in the operating partnerships, we owned 104 properties totaling approximately 7.8 million rentable square feet compared with 111 properties totaling approximately 8.0 million rentable square feet owned by us as of June 30, 2011.

Comparison of rental income from real estate for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$19,837	$20,354	$(517)	(2.5%)
2011 Acquisitions	238	-	238	100.0%
2012 Acquisitions	-	-	-	-
Total	$20,075	$20,354	$(279)	(1.4%)

	Six Months Ended June 30,
	2012	2011	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$39,613	$42,077	$(2,464)	(5.9%)
2011 Acquisitions	474	-	474	100.0%
2012 Acquisitions	-	-	-	-
Total	$40,087	$42,077	$(1,990)	(4.7%)

(1)	“Same Property” is defined as properties owned by us prior to 2011 that we still owned as of June 30, 2012. There were 100 properties classified as “same property” as of June 30, 2012.

Rental Income from Real Estate Operations
For the quarter ended June 30, 2012, rental income from real estate decreased by approximately ($0.3) million, or (1.4%), from $20.4 million for the three months ended June 30, 2011, to $20.1 million for the three months ended June 30, 2012. The decrease resulted primarily from leases that expired and did not renew since June 30, 2011. Our occupancy rate at June 30, 2012, was approximately 70.3%, compared with 66.5% at June 30, 2011. Most of the occupancy improvement was attributable to vacant property dispositions and vacant properties classified as assets held for sale which were not included in the vacancy statistic.

Other Income
Other income of approximately $0.4 million for the three months ended June 30, 2012, included approximately $0.3 million from management fees and $0.1 million from miscellaneous income. Other income of approximately $0.4 million for the three months ended June 30, 2011, included approximately $0.2 million from management fees and $0.2 million from miscellaneous income. For the six months ended June 30, 2012, other income of approximately $0.7 million included approximately $0.5 million from management fees and $0.2 million from miscellaneous income. For the six months ended June 30, 2011, other income of approximately $1.4 million included approximately $0.7 million from an incentive to lessee adjustment, $0.5 million from management fees and $0.2 million from miscellaneous income.

Operating Expenses and Tenant Reimbursements
Property operating expenses, maintenance and real estate taxes for the three months ended June 30, 2012 increased by approximately $0.4 million, or 7.2%, to $5.9 million from $5.5 million for the three months ended June 30, 2011. This increase was due in part to an increase in HVAC repairs and maintenance expenses. Tenant reimbursements decreased by approximately ($1.1) million, or (28.0%), from $4.1 million for the three months ended June 30, 2011 to $3.0 million for the three months ended June 30, 2012. There were approximately $1.3 million refunds to tenants relating to annual common area charges reconciliation in 2012. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. For the six months ended June 30, 2012, property operating, maintenance and property taxes decreased by approximately ($0.3) million, or (3.0%), from $11.0 million for the six months ended June 30, 2011, to $10.7 million for the six months ended June 30, 2012. Tenant reimbursements decreased by approximately ($1.8) million, or (20.8%), from $8.7 million for the six months ended June 30, 2011, to $6.9 million for the six months ended June 30, 2012.

General and administrative expenses increased by approximately $0.4 million, or 74.5%, from $0.5 million to $0.9 million for the three months ended June 30, 2011 and 2012, respectively. For the six months ended June 30, 2011 and 2012, general and administrative expenses increased by approximately $0.5 million, or 49.8%, from $1.0 million to $1.5 million, respectively. For both periods, the increase in general and administrative expenses was primarily a result of expenses related to the evaluation of strategic alternatives for the possible sale of the Company.

Real estate depreciation and amortization expense increased by approximately $0.5 million, or 8.8%, from $5.5 million to $6.0 million for the three months ended June 30, 2011 and 2012, respectively. The increase was primarily the result of recognizing the amortization expense of in-place leases in connection with a property acquisition in the third quarter 2011 pursuant to FASB ASC 805, Business Combinations, and three property acquisitions in the first quarter 2012. Real estate depreciation and amortization expense increased by approximately $1.0 million, or 9.0%, from $11.0 million to $12.0 million for the six months ended June 30, 2011 and 2012, respectively.

Equity in Earnings from Unconsolidated Joint Venture
As of June 30, 2012, we held an investment in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended June 30, 2012, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.06 million compared with $0.03 million for the same period in 2011. For the six-month periods ended June 30, 2012 and 2011, equity in earnings from the unconsolidated joint venture was approximately $0.17 million and $0.02 million, respectively. The occupancy rate for the property owned by this joint venture at June 30, 2012 and 2011, was 100%.

Interest Income
Interest income for both the three months ended June 30, 2012 and 2011, was $0.06 million. Interest income for the six months ended June 30, 2012 and 2011, was $0.15 million and $0.13 million, respectively.

Interest Expense
Interest expense decreased by approximately ($0.4) million, or (7.9%), from $5.2 million for the three months ended June 30, 2011, to $4.8 million for the three months ended June 30, 2012. Based upon the lower average of outstanding debt, interest expense (related parties) remained relatively the same at approximately $0.14 million for the three months ended June 30, 2012 and 2011. Interest expense decreased by approximately ($0.8) million, or (7.3%), from $10.5 million for the six months ended June 30, 2011, to $9.7 million for the six months ended June 30, 2012. Interest expense (related parties) was approximately $0.3 million for both periods for the six months ended June 30, 2012 and 2011. Total debt outstanding, including debt due related parties, decreased by approximately ($15.6) million, or (4.5%), from $346.0 million as of June 30, 2011, to $330.4 million as of June 30, 2012, because of recurring scheduled debt payments.

Income (Loss) from Discontinued Operations
In accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360, in the second quarter of 2012 four vacant R&D properties were classified as assets held for sale and discontinued operations because they will be sold within one year. Also in the second quarter of 2012, we sold four vacant R&D properties and classified them as discontinued operations. The income (loss) attributable to discontinued operations from these properties for the three months ended June 30, 2012 and 2011, was approximately $7.9 million and ($0.7) million, respectively. The total income (loss) attributable to discontinued operations from these properties and properties sold during the first quarter of 2012 for the six months ended June 30, 2012 and 2011, was approximately $13.3 million and ($1.2) million, respectively.

Net Income Available to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income available to common stockholders increased by approximately $0.9 million, or 48.0%, from $1.9 million for the three months ended June 30, 2011, to $2.8 million for the three months ended June 30, 2012. Net income attributable to noncontrolling interests increased by approximately $5.4 million, or 99.0%, from $5.5 million for the three months ended June 30, 2011, to $10.9 million for the three months ended June 30, 2012. For the six months ended June 30, 2012 and 2011, net income available to common stockholders was approximately $5.6 million and $4.3 million, respectively, and net income attributable to noncontrolling interests was approximately $21.3 million and $13.0 million, respectively.

The amount of net income attributable to noncontrolling interests has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 78% and 79% as of June 30, 2012 and 2011, respectively. The increase in net income attributable to noncontrolling interests in the first three and six months of 2012 occurred solely as a result of the increases in our net income for the periods.

Changes in Financial Condition

The most significant changes in our financial condition during the six months ended June 30, 2012, resulted from R&D property transactions.  We acquired three vacant R&D buildings consisting of approximately 202,500 rentable square feet and approximately 19 acres of raw land located in the Silicon Valley for approximately $28.2 million. We disposed of ten vacant R&D buildings consisting of approximately 422,000 rentable square feet for approximately $54.7 million.

Total stockholders’ equity, net, decreased by approximately ($1.5) million from December 31, 2011. We obtained additional capital from the issuance of 82,000 shares of our common stock for the exchange of O.P. units, which increased additional paid-in capital by approximately $0.8 million. Distributions to common stockholders in excess of accumulated earnings increased during the most recent quarter by approximately ($2.3) million.

Liquidity and Capital Resources

In 2012, we anticipate operating cash flows from our operating property portfolio to decrease compared with 2011 because we continue to experience weak demand for our R&D properties in certain areas of the Silicon Valley. If we are unable to lease a significant portion of the approximately 104,000 rentable square feet scheduled to expire during the remainder of 2012, 377,000 rentable square feet scheduled to expire in 2013 or an equivalent amount of our currently available space of approximately 2.3 million rentable square feet, our operating cash flows after year 2012 may be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash proceeds from lease terminations are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties and renew upcoming expiring leases.

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

As of June 30, 2012, we had approximately $3.1 million cash on hand and $19 million of credit available under the Heritage Bank of Commerce (“HBC”) credit facility.

Distributions
On July 5, 2012, we paid dividends of $0.13 per share of common stock to all common stockholders of record as of June 29, 2012. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all holders of O.P. units. The aggregate dividends and distributions amounted to approximately $13.7 million.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
At June 30, 2012, we had total indebtedness of approximately $330.4 million, including $323.6 million of fixed rate mortgage debt and $6.8 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of June 30, 2012, we were in compliance with these loan covenants.

The following table and notes set forth information regarding debt outstanding as of June 30, 2012:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	1600 Memorex Drive, Santa Clara, CA 1688 Richard Drive, Santa Clara, CA 1700 Richard Drive, Santa Clara, CA	-	Sept 2013	(1)

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	$6,831	Jun 2013	7.65%

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		103,039	Oct 2018	6.21%

Hartford Life Insurance Company Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”) (4)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	38,099	Sept 2030	6.05%

Northwestern Mutual Life Insurance Company (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	66,781	Feb 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (6)	5900 Optical Court, San Jose, CA	19,766	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	95,865	Aug 2025	5.22%
		323,550
TOTAL		$330,381

(1)
The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at June 30, 2012, was 4.00%. Costs and fees incurred with obtaining this loan aggregated approximately $64, which were deferred and amortized over the loan period. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement, including minimum tangible net worth and debt service coverage ratio. As of June 30, 2012, we were in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate of the mortgage notes payable and mortgage note payable (related parties) was 5.78% at June 30, 2012.

(3)
The Hartford loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan I contains certain customary covenants as defined in the loan agreement. As of June 30, 2012, we were in compliance with these loan covenants.

(4)
The Hartford loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford loan II contains certain customary covenants as defined in the loan agreement. As of June 30, 2012, we were in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of June 30, 2012, we were in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of June 30, 2012, we were in compliance with these loan covenants.

At June 30, 2012, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $8.62 per share on June 29, 2012) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 26.6%. On June 29, 2012, the last trading day in the quarter, total market capitalization, including total debt outstanding, was approximately $1.24 billion.

At June 30, 2012, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.7 million. The due date of these notes has been extended to September 30, 2013. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the six months ended June 30, 2012 with the six months ended June 30, 2011

Net cash provided by operating activities for the six months ended June 30, 2012, was approximately $26.3 million compared with $39.0 million for the same period in 2011. Cash flow decreased primarily because in 2011 we received approximately $10.9 million from M&M Real Estate Control & Restructuring, LLC, a variable interest entity, as the final release of restricted cash from our August 2007 lease assignment and assumption transaction with this variable interest entity. In 2012, cash flow attributable to base rent declined compared to 2011.

Net cash provided by investing activities was approximately $25.8 million and $5.3 million for the six months ended June 30, 2012 and 2011, respectively. Cash provided by investing activities during the six months ended June 30, 2012, related to the sales of real estate of approximately $54.7 million, offset with the acquisitions of three R&D buildings and 19 acres of raw land from the Berg group for approximately $28.2 million. We received cash of approximately $35.9 million and a note receivable in the amount of approximately $18.8 million for the properties we sold. As of June 30, 2012, approximately $1.7 million of the note receivable has been repaid. The three R&D buildings and 19 acres of raw land were acquired by offsetting the Berg Group’s $16.7 million obligation to the Company towards the purchase price and issuing an unsecured short-term note payable for approximately $11.5 million. As of June 30, 2012, the note payable had been fully repaid. Cash provided by investing activities during the six months ended June 30, 2011, related to the transfer of approximately $6.8 million from restricted cash held in escrow into our operating checking account, offset with approximately ($1.5) million in real estate improvements.

Net cash used in financing activities was approximately $49.0 million for the six months ended June 30, 2012, compared with approximately $48.3 million for the six months ended June 30, 2011. During the first six months of 2012, we financed approximately $26.3 million in short-term debt from the Berg Group, paid approximately $3.3 million under our line of credit, paid approximately $34.3 million towards outstanding debt, paid approximately $29.8 million of distributions to noncontrolling interests and paid approximately $7.9 million of dividends to common stockholders. During the same period in 2011, we paid approximately $18.3 million towards outstanding debt, paid approximately $23.8 million of distributions to noncontrolling interests and paid approximately $6.2 million of dividends to common stockholders.

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

FFO for the three and six months ended June 30, 2012 and 2011, as reconciled to net income, are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Net income	$13,709	$7,370	$26,962	$17,305
Add:
Depreciation and amortization (1)	6,505	6,444	13,030	12,855
Less:
Noncontrolling interests in joint ventures	(72)	(106)	(181)	(210)
Gain on sale of real estate	(7,989)	-	(13,508)	-
FFO	$12,153	$13,708	$26,303	$29,950

(1)
Includes depreciation and amortization of real estate from discontinued operations totaling approximately $335 for the three months ended June 30, 2011, and approximately $671 for the six months ended June 30, 2011. Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 for the three months ended June 30, 2012 and 2011 and $119 for the six months ended June 30, 2012 and 2011. Also includes our amortization of leasing commissions of approximately $453 and $541 for the three months ended June 30, 2012 and 2011, respectively, and $925 and $1,066 for the six months ended June 30, 2012 and 2011, respectively. Amortization of leasing commissions is included in the property operating and maintenance line item in the condensed consolidated statements of operations.

Dividend and Distribution Policy

Our board of directors determines the amount and timing of dividends and distributions to our stockholders and O.P. unit holders. The board of directors will consider many factors prior to making any dividends and distributions, including the following:

●	the amount of cash available for dividends and distributions;
●	our ability to refinance maturing debt obligations;
●	our financial condition;
●	whether to reinvest funds rather than to distribute such funds;
●	our committed and projected capital expenditures;
●	the amount of cash required for new property acquisitions, including acquisitions under existing agreements with the Berg Group;
●	the amount of our annual debt service requirements;
●	prospects of tenant renewals and re-leases of properties subject to expiring leases;
●	cash required for re-leasing activities;
●	the annual dividend and distribution requirements under the REIT provisions of the federal income tax laws; and
●	such other factors as the board of directors deems relevant.

We cannot assure you that we will be able to meet or maintain our cash dividend and distribution objectives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of June 30, 2012. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at June 30, 2012, will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

	Six Months Remaining	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured and unsecured debt	$8,156	$82,485	$12,183	$12,893	$13,644	$201,020	$330,381	$347,678
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We did not have any derivative instruments or variable debt as of June 30, 2012. All of our debt is denominated in United States dollars.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of June 30, 2012.

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

101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. *

*
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

Mission West Properties, Inc.
(Registrant)

Date: August 8, 2012	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: August 8, 2012	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)