Form 10-Q
period 2012-09-30
MISSION WEST PROPERTIES INC
filed 2012-11-09
CIK 1067419

NITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 22,674,020 shares of common stock outstanding, par value $.001 per share.

Mission West Properties, Inc.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

INDEX

Part I                 Financial Information

Part II                 Other Information

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	29
Signatures		30

Exhibits

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.3	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

PART I – Financial Information
Item 1.  Condensed Consolidated Financial Statements

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
_________
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in real estate:
Land	$321,235	$306,474
Buildings and improvements	748,740	745,962
Real estate related intangible assets	3,561	3,561
Total investments in properties	1,073,536	1,055,997
Accumulated depreciation and amortization	(243,747)	(229,211)
Assets held for sale, net of accumulated depreciation	8,064	54,361
Net investments in properties	837,853	881,147
Investment in unconsolidated joint venture	3,487	3,557
Net investments in real estate	841,340	884,704
Cash and cash equivalents	26,905	-
Deferred rent	16,753	16,650
Other assets, net	30,138	35,133
Total assets	$915,136	$936,487

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$319,665	$331,166
Mortgage note payable (related parties)	6,672	7,139
Revolving line of credit	-	3,305
Interest payable	1,524	1,606
Prepaid rent and deferred revenue	10,285	5,836
Dividends and distributions payable	13,687	13,687
Accounts payable and accrued expenses	17,681	16,344
Security deposits	3,865	4,317
Total liabilities	373,379	383,400

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,668,020 and 22,586,020 shares issued and outstanding at September 30, 2012 and December 31, 2011	23	23
Additional paid-in capital	176,723	175,900
Distributions in excess of accumulated earnings	(35,299)	(32,962)
Total stockholders’ equity	141,447	142,961
Noncontrolling interests in operating partnerships	400,310	410,126
Total equity	541,757	553,087
Total liabilities and equity	$915,136	$936,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(unaudited)
_________

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating revenues:
Rental income	$20,471	$20,890	$60,558	$62,967
Tenant reimbursements	4,047	4,268	10,962	12,996
Other income	667	505	1,340	1,915
Total operating revenues	25,185	25,663	72,860	77,878

Operating expenses:
Property operating and maintenance	2,654	3,081	7,907	8,053
Real estate taxes	2,696	2,748	8,136	8,723
General and administrative	880	504	2,442	1,547
Depreciation and amortization	5,858	5,857	17,844	16,739
Total operating expenses	12,088	12,190	36,329	35,062

Operating income	13,097	13,473	36,531	42,816

Other income (expenses):
Equity in earnings of unconsolidated joint venture	41	13	215	31
Interest income	55	54	207	180
Interest expense	(4,698)	(5,255)	(14,453)	(15,780)
Interest expense – related parties	(130)	(188)	(422)	(479)
Income from continuing operations	8,365	8,097	22,078	26,768

Discontinued operations:
Gain from disposal of discontinued operations	5,191	-	18,699	-
Loss attributable to discontinued operations	(50)	(661)	(309)	(2,027)
Net income (loss) from discontinued operations	5,141	(661)	18,390	(2,027)

Net income	13,506	7,436	40,468	24,741

Net income attributable to noncontrolling interests	(10,587)	(5,561)	(31,925)	(18,588)
Net income available to common stockholders	$2,919	$1,875	$8,543	$6,153

Net income per common share from continuing operations:
Basic	$0.09	$0.09	$0.24	$0.29
Diluted	$0.09	$0.09	$0.24	$0.29
Net income (loss) per common share from discontinued operations:
Basic	$0.04	-	$0.13	$(0.01)
Diluted	$0.04	-	$0.13	$(0.01)
Net income per common share to common stockholders:
Basic	$0.13	$0.08	$0.38	$0.27
Diluted	$0.13	$0.08	$0.37	$0.27
Weighted average shares of common stock outstanding (basic)	22,668,020	22,584,770	22,657,940	22,457,246
Weighted average shares of common stock outstanding (diluted)	23,075,572	22,878,981	23,099,310	22,685,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISSION WEST PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
_________

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$40,468	$24,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,844	17,920
Gain from disposal of properties classified as discontinued operations	(18,699)	-
Equity in (earnings) loss of unconsolidated joint venture	(215)	(31)
Distributions from unconsolidated joint venture	285	225
Lease termination fee related to restricted cash	-	10,865
Stock-based compensation expense	2	43
Changes in operating assets and liabilities, net of liabilities assumed:
Deferred rent	(103)	414
Other assets	4,110	(1,279)
Interest payable	(82)	(62)
Security deposits	(452)	(252)
Prepaid rent and deferred revenue	(986)	(1,139)
Accounts payable and accrued expenses	(787)	4,842
Net cash provided by operating activities	41,385	56,287

Cash flows from investing activities:
Improvements to real estate assets	(717)	(1,772)
Decrease in restricted cash	-	6,803
Net proceeds from sale of real estate	61,838	-
Purchase of real estate	(11,480)	(10,566)
Proceeds received from note receivable	2,952	-
Net cash provided by (used in) investing activities	52,593	(5,535)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(11,501)	(10,873)
Principal payments on mortgage note payable (related parties)	(467)	(432)
Proceeds from note payable (related parties)	26,337	8,612
Payments on note payable (related parties)	(26,337)	(8,566)
Payments on note payable	-	(10,776)
Net (repayments) borrowings on revolving line of credit	(3,305)	11,624
Financing costs	-	(21)
Distributions paid to noncontrolling interests	(40,930)	(34,815)
Dividends paid to common stockholders	(10,870)	(9,164)
Net cash used in financing activities	(67,073)	(54,411)
Net increase (decrease) in cash and cash equivalents	26,905	(3,659)
Cash and cash equivalents, beginning of period	-	3,988
Cash and cash equivalents, end of period	$26,905	$329
Supplemental information:
Cash paid for interest	$14,601	$16,016
Supplemental schedule of non-cash investing and financing activities:
Debt incurred in connection with property acquisitions	$11,479	-
Note receivable received from sale of real estate	$18,780	-
Issuance of common stock upon conversion of O.P. units	$821	$3,266
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

As of September 30, 2012, the Company owned a controlling general partnership interest of 25.89%, 21.86%, 16.32%, 12.53%, 21.86% and 16.32% in Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II, Mission West Properties, L.P. III, Mission West Properties, L.P. IV and Mission West Properties, L.P. V, respectively, which represents a 21.52% general partnership interest in the operating partnerships, taken as a whole, on a consolidated weighted average basis. The ownership interests which the Company does not own in the operating partnerships are accounted for as noncontrolling interests. Through the operating partnerships, the Company owns interests in 101 R&D/office properties, all of which are located in the Silicon Valley.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes for the three and nine months ended September 30, 2012 and 2011.

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

Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2012, their consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and their cash flows for the nine months ended September 30, 2012 and 2011. All significant inter-company balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, and related footnote disclosures are unaudited. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the entire year.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The December 31, 2011, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation in accordance with the Consolidation Topic of the FASB ASC 810. As of September 30, 2012, the Company had no VIE to consolidate.

Stock-Based Option Compensation Accounting
The Compensation-Stock Compensation Topic of the FASB ASC 718 addresses the accounting for stock options. It requires that the cost of all employee, director and consultant stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. It is applicable to any award that is settled or measured in stock, including stock options, restricted stock, stock appreciation rights, stock units, and employee stock purchase plans. At September 30, 2012, the Company had one stock-based compensation plan.

The following table shows the activity and detail for the 2004 Equity Incentive Plan during the nine months ended September 30, 2012.

Weighted Average
	Options	Option Price
	Outstanding	Per Share
Balance, December 31, 2011	2,827,641	$8.54
Options granted	-	-
Options exercised	-	-
Options expired	-	-
Balance, September 30, 2012	2,827,641	$8.54

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation expense relating to the remaining unvested portion of outstanding stock options at the time of adoption ratably over the vesting period, generally four years. The fair value of the Company’s stock options is determined using the Black-Scholes option pricing model. Compensation expense related to the Company’s share-based awards is included in general and administrative expenses in the Company’s accompanying condensed consolidated statements of operations. Under the Compensation-Stock Compensation Topic of the FASB ASC 718, the Company recorded approximately $1 and $14 of expense for share-based compensation relating to grants of stock options for the three months ended September 30, 2012 and 2011, respectively, and approximately $2 and $43 of expense for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents a reconciliation of the December 31, 2011 and September 30, 2012, carrying amounts for equity and the related amounts of equity attributable to stockholders’ equity and noncontrolling interests:

	Equity
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total
	(dollars in thousands)
Balance, December 31, 2011	$23	$175,900	$(32,962)	$410,126	$553,087
Net income	-	-	8,543	31,925	40,468
Amortization of previously granted share awards	-	2	-	-	2
Conversions of operating partnership units	-	821	-	(821)	-
Dividends and distributions	-	-	(10,880)	(40,920)	(51,800)
Balance, September 30, 2012	$23	$176,723	$(35,299)	$400,310	$541,757

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

Noncontrolling interests represent the aggregate partnership interest in the operating partnership held by the operating partnership limited partner unit holders. Income allocated to noncontrolling interests is based on the unit holders’ ownership percentage of the operating partnership. Because an O.P. unit is generally redeemable for cash or a share of common stock at the option of the Company, it is deemed to be equivalent to a share of common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests in the accompanying condensed consolidated balance sheets to account for the change in the ownership of the underlying equity in the operating partnerships. The Company’s noncontrolling interests represent the separate private ownership of the operating partnerships by the Berg Group (defined as Carl E. Berg, his brother Clyde J. Berg, members of their respective immediate families, and certain entities they control) and other non-affiliate interests. As of September 30, 2012, these interests accounted for approximately 78.48% of the ownership interests in the real estate operations of the Company on a consolidated weighted average basis.

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

Property Disposition
On July 10, 2012, the Company completed the sale of three vacant R&D properties consisting of approximately 149,000 rentable square feet located at 300 Montague Expressway, 324-368 Montague Expressway and 337 Trade Zone Boulevard in Milpitas, California. On the total cash sales price of $18,500, the Company recognized a gain of approximately $3,389 and classified it as a gain from disposal of discontinued operations.

On August 9, 2012, the Company completed the sale of the remaining 64% of a vacant R&D property consisting of approximately 76,000 rentable square feet located at 1815-1845 McCandless Drive in Milpitas, California. On the total cash sales price of $8,987, the Company recognized a gain of approximately $1,387 and classified it as a gain from disposal of discontinued operations. The other 36% of the property was sold during the first quarter of 2012.

4.	Stock Transactions

During the nine months ended September 30, 2012, two limited partners exchanged a total of 82,000 O.P. units for 82,000 shares of the Company’s common stock under the terms of the Exchange Rights Agreement among the Company and all limited partners of the operating partnerships resulting in a reclassification of approximately $821 from noncontrolling interests to stockholders’ equity. Neither the Company nor the operating partnerships received any proceeds from the issuance of the common stock in exchange for O.P. units. Under the limited partnership agreements, each exchange is treated as the purchase of additional O.P. units of the general partner interest by the Company in exchange for stock, and the contribution of additional capital to the partnership by the Company equal in amount to the value of the stock issued in exchange for the limited partnership interests.

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

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The computation for weighted average shares is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding (basic)	22,668,020	22,584,770	22,657,940	22,457,246
Incremental shares from assumed option exercise	407,552	294,211	441,370	228,068
Weighted average shares outstanding (diluted)	23,075,572	22,878,981	23,099,310	22,685,314

At September 30, 2012, outstanding options to purchase 1,462,500 shares of common stock were excluded from the computation of diluted net income available to common stockholders per share under the treasury stock method for the three and nine months ended September 30, 2012, because the option exercise price was greater than the weighted average closing price of the Company’s common stock during the period. The outstanding O.P. units which are exchangeable at the unit holder’s option, subject to certain restrictions on conversions, for shares of common stock on a one-for-one basis have been excluded from the diluted net income per share calculation. The total number of O.P. units outstanding at September 30, 2012 and 2011, was 82,618,015 and 82,701,265, respectively.

6.	Related Party Transactions

As of September 30, 2012, the Berg Group owned 75,769,684 O.P. units. The Berg Group’s combined ownership of O.P. units and shares of common stock as of September 30, 2012, represented approximately 74% of the total equity interests, assuming conversion of all O.P. units outstanding into the Company’s common stock.

As of September 30, 2012, debt in the amount of approximately $6,672 was due the Berg Group under a mortgage note established May 15, 2000, in connection with the acquisition of a 50% interest in Hellyer Avenue Limited Partnership, the obligor under the mortgage note. The mortgage note bears interest at 7.65% and principal payments are amortized over 20 years. Interest expense incurred in connection with the mortgage note was approximately $130 and $141 for the three months ended September 30, 2012 and 2011, respectively, and $398 and $432 for the nine months ended September 30, 2012 and 2011, respectively.

During the first nine months of 2012 and 2011, Carl E. Berg or entities controlled by him held financial interests in several companies that lease space from the operating partnerships, which include companies where Mr. Berg has a greater than 10% ownership interest. These related tenants contributed approximately $303 and $380 in rental income for the three months ended September 30, 2012 and 2011, respectively, and $1,150 and $1,045 for the nine months ended September 30, 2012 and 2011.

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

The Company currently leases office space owned by Berg & Berg Enterprises for the Company’s headquarters. Rental amounts and overhead reimbursements paid to Berg & Berg Enterprises were $30 for each of the three months ended September 30, 2012 and 2011, and $90 for each of the nine months ended September 30, 2012 and 2011.

7.	Commitments and Contingencies

From time to time, the Company is engaged in legal proceedings arising in the ordinary course of business. The Company does not expect any of such proceedings to have a material adverse effect on its cash flows, financial condition or results of operations.

Guarantees and Indemnities
Under its articles of incorporation and bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of its obligations under these indemnification agreements is minimal and has recorded no liabilities for these agreements as of September 30, 2012.

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

The Company also enters into agreements with other companies in the ordinary course of business, typically lenders, joint venture partners, contractors, and tenants that contain indemnification provisions. Under these provisions the Company typically agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of certain kinds of activities or inactions of the Company. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these agreements as of September 30, 2012.

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

8.	Real Estate Assets Held for Sale and Discontinued Operations

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

As of September 30, 2012, there were two vacant properties under contract to be sold or otherwise disposed of which would qualify as assets held for sale and presented as discontinued operations. In addition, the Company sold 13 vacant properties in the first nine months of 2012, which had previously been recorded as assets held for sale and qualified as discontinued operations. In the fourth quarter of 2011, the Company sold one vacant property which qualified as discontinued operations. Condensed results of operations for these properties for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Operating revenues:
Rental income	-	$24	$14	$19
Tenant Reimbursements	-	5	-	(34)
Other income	$4	2	8	155
Total operating revenues	4	31	22	140

Operating expenses:
Property operating, maintenance and real estate taxes	54	300	331	986
Depreciation and amortization	-	392	-	1,181
Total operating expenses	54	692	331	2,167

Net loss attributable to discontinued operations	(50)	(661)	(309)	(2,027)
Net gain from disposal of discontinued operations	5,191	-	18,699	-
Income (loss) from discontinued operations	$5,141	$(661)	$18,390	$(2,027)

MISSION WEST PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(dollars in thousands, except par value and per share amounts)
(unaudited)

9.	Subsequent Events

On September 17, 2012, the Company declared dividends for the third quarter 2012. On October 4, 2012, the Company paid dividends of $0.13 per share of common stock to all common stockholders of record as of September 28, 2012. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all O.P. unit holders. Aggregate dividends and distributions amounted to approximately $13,687.

On November 2, 2012, the Company announced that it had entered into two agreements to dispose of all of its real estate assets for an enterprise value of approximately $1,323,000, which was unanimously approved by its Board of Directors. The Company has agreed to sell certain of its real estate assets to a joint venture entity sponsored by affiliates of Divco West and TPG Real Estate in exchange for approximately $400,000 in cash and $398,000 in assumed debts and other obligations. In addition, the Company has agreed that certain operating partnerships will retain their remaining assets and liabilities with an approximate net value of $525,000 and the non-converting limited partners will retain an ownership interest in those operating partnerships. For more details on this transaction, please see below under “Company Sale Status” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto under Part I, Item 1 of this Report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, including statements regarding distributions and dividends that may be made to our stockholders and the timing and amounts thereof, the potential sale of assets, the anticipated timing of the closing of the Asset Sale, and any statements of assumptions underlying any of the foregoing. Additionally, all disclosures under Part I, Item 3 constitute forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Overview

We acquire, market, lease, and manage R&D/office properties, primarily located in the Silicon Valley portion of the San Francisco Bay Area. As of September 30, 2012, we owned and managed 101 properties totaling approximately 7.6 million rentable square feet through six limited partnerships, or operating partnerships, for which we are the sole general partner. This class of property is designed for research and development and office uses and, in some cases, includes space for light manufacturing operations with loading docks. We believe that we have one of the largest portfolios of R&D/office properties in the Silicon Valley. As of September 30, 2012, two tenants individually leased in excess of 300,000 rentable square feet from us: Microsoft Corporation and Apple, Inc.

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

Company Sale Status

Operating Partnership Recapitalization
On November 2, 2012, we entered into an Asset Alignment and Limited Partnership Conversion Agreement (the “Alignment and Conversion Agreement”) with Mission West Properties, L.P., Mission West Properties, L.P. I, Mission West Properties, L.P. II, Mission West Properties, L.P. III, Mission West Properties, L.P. IV and Mission West Properties, L.P. V (each, an Operating Partnership, and collectively, the “Operating Partnerships”), and a majority in interest of the limited partners (the “Limited Partners”) of the Operating Partnerships. Also on November 2, 2012, we entered into a Partnership Separation Agreement (the “Separation Agreement”) with the Operating Partnerships and a majority in interest of the Limited Partners.  The Alignment and Conversion Agreement and the Separation Agreement are collectively referred to as the “Recapitalization Agreements.”

Prior to consummating the transactions contemplated by the Recapitalization Agreements, we will remain the general partner of each of the Operating Partnerships and members of the Berg Group will continue to hold a majority of the limited partnership interests in the Operating Partnerships.  The “Berg Group” consists of Carl E. Berg, our Chief Executive Officer and Chairman of the Board, Clyde J. Berg, Kara Ann Berg, Berg & Berg Enterprises, Inc., Berg & Berg Enterprises, LLC, 1981 Kara Ann Berg Trust, West Coast Venture Capital, Inc., the Carl and Mary Ann Berg Charitable Remainder Trust, the Clyde J. Berg 2011 Charitable Remainder Trust and the Kara Ann Berg 2011 Charitable Remainder Trust.

Pursuant to the Recapitalization Agreements, certain of the real estate assets held by the Operating Partnerships will be sold among the Operating Partnerships. In addition, certain Limited Partners may elect to convert their interests in the Operating Partnerships (the “O.P. Units”) into cash, shares of our common stock, a combination thereof, or promissory notes. Upon completion of these sales and conversions, we will withdraw as the general partner of each of the Operating Partnerships and with respect to any limited partnership interests we hold. In addition, certain Operating Partnerships will retain their remaining assets and liabilities with an approximate net value of $525 million and the non-converting Limited Partners will retain an ownership interest in those Operating Partnerships, of which the Berg Group will hold a majority in interest. The transactions contemplated by the Recapitalization Agreements are referred to as the “OP Recapitalization.”

Asset Sale
On November 2, 2012, we entered into an Agreement of Purchase and Sale and Escrow Instructions (the “Sale Agreement”) with M West Holdings, L.P., a Delaware limited partnership (the “Buyer”) sponsored by Divco West and TPG Real Estate, pursuant to which we have agreed to sell a significant portion of our assets (the “Asset Sale”) to the Buyer. The assets to be sold to the Buyer include property to be transferred to us from our Operating Partnerships as part of the Recapitalization.  On the closing of the Asset Sale, the Buyer will pay to us approximately $400 million in cash and assume debt and other obligations totaling approximately $398 million. If the Asset Sale and the OP Recapitalization are approved and adopted by our stockholders and satisfaction and/or waiver of the conditions to closing occurs, the closing of the Asset Sale is expected to take place by December 27, 2012. Completion of the Asset Sale is contingent upon the consummation of the OP Recapitalization.

Liquidation
Following completion of the OP Recapitalization and the Asset Sale, we will have transferred or disposed of substantially all of our assets and intend to liquidate (the “Liquidation”) after satisfying outstanding debts and obligations, applicable taxes and related transaction costs.  We currently estimate these transactions will result in a distribution to stockholders (and any holders of O.P. Units that elect to redeem their O.P. Units for common stock) in the range of $9.20 to $9.28 per share in cash, although the amount ultimately distributed to stockholders may be below this range. The estimated distribution amount includes the sales proceeds, after liabilities and expenses, and the final 2012 dividend in accordance with statutory REIT distribution requirements. The OP Recapitalization, the Asset Sale and the Liquidation are referred to herein as the “Transactions.”

Following the Liquidation, our common stock will cease to be listed on the NASDAQ Stock Market, LLC, and will cease to be registered under the Securities and Exchange Act of 1934, as amended.

Current Economic Environment

All of our properties are located in the Northern California area known as the Silicon Valley, which generally consists of portions of Santa Clara County, Southwestern Alameda County, Southeastern San Mateo County and Eastern Santa Cruz County. Historically, the Silicon Valley R&D property market has fluctuated with the local economy. The Silicon Valley economy and business activity slowed markedly from 2001 through 2006 and grew slowly until the second half of 2008. Since September 2008, the impact of the worldwide recession has adversely affected the local economy, but less so than other regions of California. Data suggests that the Silicon Valley economy in particular has improved this year. While this is generally beneficial, we do not expect a significant positive effect on our leasing activities. According to a recent report by Cassidy Turley Real Estate (the “CT Report”), which we consider to be a useful publicly available source of relevant market data, the vacancy rate for Silicon Valley R&D property was approximately 15.8% in late 2011 and 14.5% at the end of the third quarter of 2012. Total direct vacant R&D square footage in the Silicon Valley at the end of the third quarter of 2012 amounted to approximately 22.3 million square feet and sublet vacant was approximately 2.2 million square feet. According to the CT Report, total positive net absorption (which is the computation of gross square footage leased less gross new square footage vacated for the period presented) in 2011 amounted to approximately 4.0 million square feet, and in the first nine months of 2012 there was total positive net absorption of approximately 1.0 million square feet. Also according to the CT Report, the average asking market rent per square foot for R&D space at the end of the third quarter of 2012 was $1.28 per month compared with $1.15 per month in late 2011. The Silicon Valley R&D property market is characterized by a substantial number of submarkets, with rent and vacancy rates varying by submarket and location within each submarket. Individual properties within any particular submarket presently may be leased above or below the current average asking market rental rates within that submarket and the region as a whole. Notwithstanding the improving local economic conditions, due to the substantial overhang of vacant R&D properties throughout the Silicon Valley, we believe that we are unlikely to see a sustainable recovery in the leasing market for our properties prior to 2013.

Our occupancy rate at September 30, 2012, was 70.6% compared with 66.7% at September 30, 2011. Most of the occupancy improvement was attributable to vacant property dispositions and vacant properties classified as assets held for sale which were not included in the vacancy statistic. We believe that our occupancy rate could decline if key tenants seek the protection of bankruptcy laws, consolidate operations or discontinue operations. In addition, excluding approximately 71,000 rentable square feet of properties subject to a month-to-month lease, leases with respect to approximately 41,000 rentable square feet are scheduled to expire during the remainder of 2012 and approximately 377,000 rentable square feet are scheduled to expire in 2013. The properties subject to these leases may take anywhere from 24 to 40 months or longer to re-lease. If we fail to re-lease a substantial portion of this square footage, our operating results and cash flows are likely to be affected adversely. We believe that the average 2012 renewal rental rates for our properties will be approximately equal to, greater than, or perhaps, below current market rents, but we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. At this time, we estimate that none of the rentable square feet scheduled to expire in the remainder of 2012 and 56% of the rentable square feet scheduled to expire in 2013 will be renewed, however, we cannot give any assurances that we will renew the expiring leases at that rate.

In the third quarter 2012, we signed three lease renewals for approximately 108,000 rentable square feet with a weighted average effective rent of $1.16 per square foot for a renewal period of two to four years. No tenant improvement costs and leasing commissions were related to these leases. We did not renew approximately 37,000 rentable square feet due to one expired lease in the third quarter 2012. One current tenant also needed less space and gave up approximately 11,000 rentable square feet. The weighted average expired rent for these newly available spaces was approximately $0.87 per square foot.

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

Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the nine months ended September 30, 2012, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2011 annual report on Form 10-K.

Results of Operations

Comparison of the three and nine months ended September 30, 2012 with the three and nine months ended September 30, 2011

As of September 30, 2012, through our controlling interests in the operating partnerships, we owned 101 properties totaling approximately 7.6 million rentable square feet compared with 112 properties totaling approximately 8.1 million rentable square feet owned by us as of September 30, 2011.

Comparison of rental income from real estate for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$20,266	$20,696	$(430)	(2.1%)
2011 Acquisitions	205	194	11	5.7%
2012 Acquisitions	-	-	-	-
Total	$20,471	$20,890	$(419)	(2.0%)

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change by Property Group
	(dollars in thousands)
Same Property (1)	$59,879	$62,773	$(2,894)	(4.6%)
2011 Acquisitions	679	194	485	250.0%
2012 Acquisitions	-	-	-	-
Total	$60,558	$62,967	$(2,409)	(3.8%)

(1)	“Same Property” is defined as properties owned by us prior to 2011 that we still owned as of September 30, 2012. There were 97 properties classified as “same property” as of September 30, 2012.

Rental Income from Real Estate Operations
For the quarter ended September 30, 2012, rental income from real estate decreased by approximately ($0.4) million, or (2.0%), from $20.9 million for the three months ended September 30, 2011, to $20.5 million for the three months ended September 30, 2012. The decrease resulted primarily from leases that expired and did not renew since September 30, 2011. Our occupancy rate at September 30, 2012, was approximately 70.6%, compared with 66.7% at September 30, 2011. Most of the occupancy improvement was attributable to vacant property dispositions and vacant properties classified as assets held for sale which were not included in the vacancy statistic.

Other Income
Other income of approximately $0.7 million for the three months ended September 30, 2012, included approximately $0.3 million from management fees, $0.2 million from security deposit forfeitures and $0.2 million from miscellaneous income. Other income of approximately $0.5 million for the three months ended September 30, 2011, included approximately $0.3 million from management fees and $0.2 million from miscellaneous income. For the nine months ended September 30, 2012, other income of approximately $1.3 million included approximately $0.8 million from management fees, $0.2 million from security deposit forfeitures and $0.3 million from miscellaneous income. For the nine months ended September 30, 2011, other income of approximately $1.9 million included approximately $0.7 million from an incentive to lessee adjustment, $0.8 million from management fees and $0.4 million from miscellaneous income.

Operating Expenses and Tenant Reimbursements
Property operating expenses, maintenance and real estate taxes for the three months ended September 30, 2012, decreased by approximately ($0.5) million, or (8.2%), to $5.3 million from $5.8 million for the three months ended September 30, 2011. This decrease was due in part to a decrease in roofing repairs and utility expenses. Tenant reimbursements decreased by approximately ($0.2) million, or (5.2%), from $4.2 million for the three months ended September 30, 2011, to $4.0 million for the three months ended September 30, 2012. The level of tenant reimbursements is affected by vacancies because certain recurring expenses such as property insurance, real estate taxes, and other fixed operating expenses are not recoverable from vacant properties. For the nine months ended September 30, 2012, property operating, maintenance and property taxes decreased by approximately ($0.7) million, or (4.4%), from $16.8 million for the nine months ended September 30, 2011, to $16.1 million for the nine months ended September 30, 2012, primarily due to higher property tax refunds in 2012. Tenant reimbursements decreased by approximately ($2.0) million, or (15.6%), from $13.0 million for the nine months ended September 30, 2011, to $11.0 million for the nine months ended September 30, 2012, primarily due to refunds to tenants relating to annual common area charges reconciliation in 2012.

General and administrative expenses increased by approximately $0.4 million, or 74.6%, from $0.5 million to $0.9 million for the three months ended September 30, 2011 and 2012, respectively. For the nine months ended September 30, 2011 and 2012, general and administrative expenses increased by approximately $0.9 million, or 57.9%, from $1.5 million to $2.4 million, respectively. For both periods, the increase in general and administrative expenses was primarily a result of expenses related to the evaluation of strategic alternatives for the possible sale of the Company.

Real estate depreciation and amortization expense remained relatively flat at approximately $5.9 million for each of the three months ended September 30, 2011 and 2012. Real estate depreciation and amortization expense increased by approximately $1.1 million, or 6.6%, from $16.7 million to $17.8 million for the nine months ended September 30, 2011 and 2012, respectively.

Equity in Earnings from Unconsolidated Joint Venture
As of September 30, 2012, we held an investment in one R&D building totaling approximately 155,500 rentable square feet through an unconsolidated joint venture, TBI-MWP, in which we acquired a 50% interest from the Berg Group in January 2003. We have a non-controlling limited partnership interest in this joint venture, which we account for using the equity method of accounting. For the three months ended September 30, 2012, we recorded equity in earnings from the unconsolidated joint venture of approximately $0.04 million compared with $0.01 million for the same period in 2011. For the nine-month periods ended September 30, 2012 and 2011, equity in earnings from the unconsolidated joint venture was approximately $0.21 million and $0.03 million, respectively. The occupancy rate for the property owned by this joint venture at September 30, 2012 and 2011, was 100%.

Interest Income
Interest income for each of the three months ended September 30, 2012 and 2011, was approximately $0.05 million. Interest income for the nine months ended September 30, 2012 and 2011, was approximately $0.20 million and $0.18 million, respectively.

Interest Expense
Interest expense decreased by approximately ($0.6) million, or (10.6%), from $5.3 million for the three months ended September 30, 2011, to $4.7 million for the three months ended September 30, 2012. Interest expense (related parties) decreased by approximately ($0.06) million, or (30.9%), from $0.19 million for the three months ended September 30, 2011, to $0.13 million for the three months ended September 30, 2012. Interest expense decreased by approximately ($1.3) million, or (8.4%), from $15.8 million for the nine months ended September 30, 2011, to $14.5 million for the nine months ended September 30, 2012. Interest expense (related parties) decreased by approximately ($0.1) million, or (11.9%), from $0.5 million for the nine months ended September 30, 2011, to $0.4 million for the nine months ended September 30, 2012. Total debt outstanding, including debt due related parties, decreased by approximately ($27.8) million, or (7.8%), from $354.1 million as of September 30, 2011, to $326.3 million as of September 30, 2012, because of recurring scheduled debt payments.

Income (Loss) from Discontinued Operations
In accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC 360, as of and for the period ended September 30, 2012, two vacant R&D properties were classified as assets held for sale and discontinued operations because they will be sold within one year. Also in the third quarter of 2012, we sold three vacant R&D properties and classified them as discontinued operations. The income (loss) attributable to discontinued operations primarily from the gains on sale from these properties for the three months ended September 30, 2012 and 2011, was approximately $5.1 million and ($0.7) million, respectively. The total income (loss) attributable to discontinued operations primarily from the gains on sale from these properties and properties sold earlier in the year , for the nine months ended September 30, 2012 and 2011, was approximately $18.4 million and ($2.0) million, respectively.

Net Income Available to Common Stockholders and Net Income Attributable to Noncontrolling Interests
Net income available to common stockholders increased by approximately $1.0 million, or 55.7%, from $1.9 million for the three months ended September 30, 2011, to $2.9 million for the three months ended September 30, 2012. Net income attributable to noncontrolling interests increased by approximately $5.0 million, or 90.4%, from $5.6 million for the three months ended September 30, 2011, to $10.6 million for the three months ended September 30, 2012. For the nine months ended September 30, 2012 and 2011, net income available to common stockholders was approximately $8.5 million and $6.2 million, respectively, and net income attributable to noncontrolling interests was approximately $31.9 million and $18.6 million, respectively.

The amount of net income attributable to noncontrolling interests has been calculated by multiplying the net income of the operating partnerships (on a stand-alone basis) by the respective noncontrolling interests ownership percentage. Noncontrolling interests represent the ownership interest of all limited partners in the operating partnerships taken as a whole, which was approximately 78% and 79% as of September 30, 2012 and 2011, respectively. The increase in net income attributable to noncontrolling interests in the first three and nine months of 2012 occurred solely as a result of the increases in our net income for the periods.

Changes in Financial Condition

The most significant changes in our financial condition during the nine months ended September 30, 2012, resulted from R&D property transactions.  We acquired three vacant R&D buildings consisting of approximately 202,500 rentable square feet and approximately 19 acres of raw land located in the Silicon Valley for approximately $28.2 million. We disposed of 13 vacant R&D buildings consisting of approximately 647,000 rentable square feet for approximately $82.2 million.

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

Liquidity and Capital Resources

In 2012, we anticipate operating cash flows from our operating property portfolio to decrease compared with 2011 because we continue to experience weak demand for our R&D properties in certain areas of the Silicon Valley. If we are unable to lease a significant portion of the approximately 41,000 rentable square feet scheduled to expire during the remainder of 2012, 377,000 rentable square feet scheduled to expire in 2013 or an equivalent amount of our currently available space of approximately 2.2 million rentable square feet, our operating cash flows after year 2012 may be affected adversely. We are also subject to risks of decreased occupancy through tenant defaults and bankruptcies and potential reduction in rental rates upon renewal of properties that could result in reduced cash flow from operations instead. Cash proceeds from lease terminations are non-recurring. To maintain or increase cash flows in the future we must lease our vacant properties and renew upcoming expiring leases.

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

As of September 30, 2012, we had approximately $26.9 million cash on hand and $19 million of credit available under the Heritage Bank of Commerce (“HBC”) credit facility.

Distributions
On October 4, 2012, we paid dividends of $0.13 per share of common stock to all common stockholders of record as of September 28, 2012. On the same date, the operating partnerships paid a distribution of $0.13 per O.P. unit to all holders of O.P. units. The aggregate dividends and distributions amounted to approximately $13.7 million.

Distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt
At September 30, 2012, we had total indebtedness of approximately $326.3 million, including $319.6 million of fixed rate mortgage debt and $6.7 million debt under the Berg Group mortgage note (related parties), as detailed in the table below. The Northwestern, Allianz, Hartford and HBC loans contain certain financial loan and reporting covenants as defined in the loan agreements. As of September 30, 2012, we were in compliance with these loan covenants.

The following table and notes set forth information regarding debt outstanding as of September 30, 2012:

Debt Description	Collateral Properties	Balance	Maturity Date	Interest Rate
		(dollars in thousands)
Line of Credit:
Heritage Bank of Commerce	1600 Memorex Drive, Santa Clara, CA 1688 Richard Drive, Santa Clara, CA 1700 Richard Drive, Santa Clara, CA	-	Sept 2013	(1)

Mortgage Note Payable (related parties) (2) :	5300 & 5350 Hellyer Avenue, San Jose, CA	$6,672	Jun 2013	7.65%

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
2904 Orchard Parkway, San Jose, CA
3236 Scott Blvd, Santa Clara, CA
6311 San Ignacio Avenue, San Jose, CA
6321-6325 San Ignacio Avenue, San Jose, CA
6331 San Ignacio Avenue, San Jose, CA
6341-6351 San Ignacio Avenue, San Jose, CA
3540-3580 Bassett Street, Santa Clara, CA
		102,120	Oct 2018	6.21%

Hartford Life Insurance Company Hartford Life and Accident Insurance Company (collectively known as the “Hartford Loan II”) (4)	5830-5870 Hellyer Avenue, San Jose, CA 5750 Hellyer Avenue, San Jose, CA 255 Caspian Drive, Sunnyvale, CA 5970 Optical Court, San Jose, CA 3301 Olcott Street, Santa Clara, CA	37,810	Sept 2030	6.05%

Northwestern Mutual Life Insurance Company (5)	1750 Automation Parkway, San Jose, CA 1756 Automation Parkway, San Jose, CA 1762 Automation Parkway, San Jose, CA 6320 San Ignacio Avenue, San Jose, CA 6540-6541 Via Del Oro, San Jose, CA 6385-6387 San Ignacio Avenue, San Jose, CA 20605-20705 Valley Green Drive, Cupertino, CA 2001 Walsh Avenue, Santa Clara, CA 2220 Central Expressway, Santa Clara, CA 2300 Central Expressway, Santa Clara, CA 2330 Central Expressway, Santa Clara, CA	65,635	Feb 2013	5.64%

Allianz Life Insurance Company (Allianz Loan I) (6)	5900 Optical Court, San Jose, CA	19,510	Aug 2025	5.56%

Allianz Life Insurance Company (Allianz Loan II) (6)	5325-5345 Hellyer Avenue, San Jose, CA 1768 Automation Parkway, San Jose, CA 2880 Scott Boulevard, Santa Clara, CA 2890 Scott Boulevard, Santa Clara, CA 2800 Scott Boulevard, Santa Clara, CA 10450-10460 Bubb Road, Cupertino, CA 6800-6810 Santa Teresa Blvd., San Jose, CA 6850 Santa Teresa Blvd., San Jose, CA 4750 Patrick Henry Drive, Santa Clara, CA	94,590	Aug 2025	5.22%
		319,665
TOTAL		$326,337

(1)
The interest rate on the revolving line of credit is the greater of LIBOR plus 1.75% or 4.00% per annum. The interest rate for the HBC line of credit at September 30, 2012, was 4.00%. Costs and fees incurred with obtaining this loan aggregated approximately $64, which were deferred and amortized over the loan period. The HBC line of credit contains certain financial loan and reporting covenants as defined in the loan agreement, including minimum tangible net worth and debt service coverage ratio. As of September 30, 2012, we were in compliance with these loan covenants.

(2)
Mortgage notes payable and mortgage note payable (related parties) generally require monthly installments of principal and interest ranging from approximately $96 to $840 over various terms extending through the year 2030. The weighted average interest rate of the mortgage notes payable and mortgage note payable (related parties) was 5.78% at September 30, 2012.

(3)
The Hartford loan I is payable in monthly installments of approximately $838, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $1,058, which were deferred and amortized over the loan period. The Hartford loan I contains certain customary covenants as defined in the loan agreement. As of September 30, 2012, we were in compliance with these loan covenants.

(4)
The Hartford loan II is payable in monthly installments of approximately $288, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $457, which were deferred and amortized over the loan period. The Hartford loan II contains certain customary covenants as defined in the loan agreement. As of September 30, 2012, we were in compliance with these loan covenants.

(5)
The Northwestern loan is payable in monthly installments of approximately $696, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining this loan aggregated approximately $675, which were deferred and amortized over the loan period. The Northwestern loan contains certain customary covenants as defined in the loan agreement. As of September 30, 2012, we were in compliance with these loan covenants.

(6)
The Allianz loans are payable in monthly aggregate installments of approximately $1,017, which includes principal (based upon a 20-year amortization) and interest. Costs and fees incurred with obtaining these loans aggregated approximately $1,089, which were deferred and amortized over the loan periods. The Allianz loans contain certain customary covenants as defined in the loan agreements. As of September 30, 2012, we were in compliance with these loan covenants.

At September 30, 2012, our debt to total market capitalization ratio, which is computed as our total debt outstanding divided by the sum of total debt outstanding plus the market value of common stock (based upon the closing price of $8.70 per share on September 28, 2012) on a fully diluted basis, including the conversion of all O.P. units into common stock, was approximately 26.2%. On September 28, 2012, the last trading day in the quarter, total market capitalization, including total debt outstanding, was approximately $1.25 billion.

At September 30, 2012, the outstanding balance remaining under certain notes that we owed to the operating partnerships was approximately $2.8 million. The due date of these notes has been extended to September 30, 2013. The principal amount of these notes, along with the interest expense, which is interest income to the operating partnerships, is eliminated in consolidation and is not included in the corresponding line items within the condensed consolidated financial statements. However, the interest income earned by the operating partnerships, which is interest expense to us, in connection with this debt, is included in the calculation of noncontrolling interests as reported on the condensed consolidated statement of operations, thereby reducing our net income by this same amount. At present, our only means for repayment of this debt is through distributions that we receive from the operating partnerships that are in excess of the amount of dividends to be paid to our stockholders or by raising additional equity capital.

Historical Cash Flows

Comparison of the nine months ended September 30, 2012 with the nine months ended September 30, 2011

Net cash provided by operating activities for the nine months ended September 30, 2012, was approximately $41.4 million compared with $56.3 million for the same period in 2011. Cash flow decreased primarily because in 2011 we received approximately $10.9 million from M&M Real Estate Control & Restructuring, LLC, a variable interest entity, as the final release of restricted cash from our August 2007 lease assignment and assumption transaction with this variable interest entity. Additionally, in 2012, cash flow attributable to base rent declined compared to 2011.

Net cash provided by (used in) investing activities was approximately $52.6 million and ($5.5) million for the nine months ended September 30, 2012 and 2011, respectively. Cash provided by investing activities during the nine months ended September 30, 2012, related to proceeds from the sales of real estate of approximately $61.8 million, offset with the acquisitions of three R&D buildings and 19 acres of raw land from the Berg Group for approximately $28.2 million. We received cash of approximately $63.4 million and a note receivable in the amount of approximately $18.8 million for the properties we sold. As of September 30, 2012, approximately $3.0 million of the note receivable has been repaid. The three R&D buildings and 19 acres of raw land were acquired by offsetting the Berg Group’s $16.7 million obligation to the Company towards the purchase price and issuing an unsecured short-term note payable for approximately $11.5 million. As of September 30, 2012, the note payable had been fully repaid. Cash used in investing activities during the nine months ended September 30, 2011, related to the transfer of approximately $6.8 million from restricted cash held in escrow into our operating checking account, offset with the acquisition of an R&D property for approximately $10.8 million and $1.8 million in real estate improvements. The R&D property was acquired by paying $2.0 million in cash and issuing an unsecured short-term note payable for approximately $8.8 million. As of September 30, 2011, approximately $8.5 million have been repaid towards the note payable.

Net cash used in financing activities was approximately $67.1 million for the nine months ended September 30, 2012, compared with approximately $54.4 million for the nine months ended September 30, 2011. During the first nine months of 2012, we financed approximately $26.3 million in short-term debt from the Berg Group, paid approximately $3.3 million towards our line of credit, paid approximately $38.3 million towards outstanding debt, paid approximately $40.9 million of distributions to noncontrolling interests and paid approximately $10.9 million of dividends to common stockholders. During the same period in 2011, we financed approximately $8.6 million in short-term debt from the Berg Group, received approximately $11.6 million from our line of credit, paid approximately $30.6 million towards outstanding debt, paid approximately $34.8 million of distributions to noncontrolling interests and paid approximately $9.2 million of dividends to common stockholders.

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

FFO for the three and nine months ended September 30, 2012 and 2011, as reconciled to net income, are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Net income	$13,506	$7,436	$40,468	$24,741
Add:
Depreciation and amortization (1)	6,375	6,784	19,405	19,639
Less:
Noncontrolling interests in joint ventures	(86)	(100)	(267)	(311)
Gain on sale of real estate	(5,191)	-	(18,699)	-
FFO	$14,604	$14,120	$40,907	$44,069

(1)
Includes depreciation and amortization of real estate from discontinued operations totaling approximately $392 for the three months ended September 30, 2011, and approximately $1,181 for the nine months ended September 30, 2011. Includes our portion of depreciation and amortization of real estate and leasing commissions from our unconsolidated joint venture totaling approximately $60 for each of the three months ended September 30, 2012 and 2011 and $179 for each of the nine months ended September 30, 2012 and 2011. Also includes our amortization of leasing commissions of approximately $457 and $474 for the three months ended September 30, 2012 and 2011, respectively, and $1,382 and $1,540 for the nine months ended September 30, 2012 and 2011, respectively. Amortization of leasing commissions is included in the property operating and maintenance line item in the condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not generally hold market risk sensitive instruments for trading purposes. We use fixed and variable rate debt to finance our operations. Our exposure to market risk for changes in interest rates relates primarily to our current variable rate debt and future debt obligations. We are vulnerable to significant fluctuations of interest rates on our floating rate debt and pricing on our future debt. We manage our market risk by monitoring interest rates where we try to recognize the unpredictability of the financial markets and seek to reduce potentially adverse effect on the results of our operations. This takes frequent evaluation of available lending rates and examination of opportunities to reduce interest expense through new sources of debt financing. Several factors affecting the interest rate risk include governmental monetary and tax policies, domestic and international economics and other factors that are beyond our control. The following table provides information about the principal cash flows, weighted average interest rates, and expected maturity dates for debt outstanding as of September 30, 2012. The current terms of this debt are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” For fixed rate debt, we estimate fair value by using discounted cash flow analyses based on borrowing rates for similar kinds of borrowing arrangements.

For fixed rate debt, the table presents the assumption that the outstanding principal balance at September 30, 2012, will be paid according to scheduled principal payments and that we will not prepay any of the outstanding principal balance.

	Three Months Remaining	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed Rate Debt:
Secured and unsecured debt	$4,112	$82,485	$12,183	$12,893	$13,644	$201,020	$326,337	$342,806
Weighted average interest rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%

The primary market risks we face are interest rate fluctuations. As a result, we pay lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. We did not have any derivative instruments or variable debt as of September 30, 2012. All of our debt is denominated in United States dollars.

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

As required  by SEC Rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) were effective as of September 30, 2012.

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

Our business may be harmed if the Transactions disrupt the operations of our business.

Whether or not the Transactions are completed, they may disrupt our business and may result in:
•	disruption of our relationships with our business partners and tenants;
•	additional expenditures required to complete the Transactions; and
•	the diversion of management’s attention from our day-to-day business,

any of which may have an adverse effect on our business.

The failure to complete the Transactions may result in a decrease in the market value of our shares.

The Transactions are subject to a number of contingencies, including approval by our stockholders and other closing conditions. We cannot predict whether we will succeed in obtaining the approval of our stockholders, or that the OP Recapitalization and the conditions to closing the Asset Sale will be satisfied. As a result, we cannot assure you that the Transactions will be completed. If the OP Recapitalization or Asset Sale is not completed for any reason, including if our stockholders fail to approve the Transactions at the Special Meeting, the market price of our shares may decline.

Our continued status as a REIT is uncertain, and if we fail to qualify as a REIT we may be subject to corporate income taxes.

To maintain our status as a REIT we must, among other things, continue to derive income from qualified sources, principally rent from real property and gains from the sale or exchange of real estate assets. Given the changes in the nature of our assets that will result from the OP Recapitalization and the Asset Sale, and the need to retain certain assets to meet our liabilities, we cannot assure that we will continue to meet the REIT qualifications tests through the completion of the Liquidation. If we fail to qualify as a REIT, either inadvertently or because the Board determines that the failure to qualify as a REIT is in our best interests, we would be taxed as a corporation for federal income tax purposes and would be liable for federal income taxes at the corporate rate with respect to our income from operations for the taxable year in which our qualification as a REIT terminates and in any subsequent years. In addition, our stockholders may have to report as income any dividends we pay to our stockholders after our qualification as a REIT terminates.

If the contingency reserve to be established by the Board to cover certain of our liabilities and expenses not paid immediately after the closing of the Asset Sale is not sufficient, stockholders may have to return a portion of any distributions made to them in the Liquidation for the benefit of our creditors.

The Board intends to establish a contingency reserve with a portion of the proceeds of the Asset Sale to fund our operations until our dissolution, and any of our liabilities and expense obligations not paid immediately after the closing of the Asset Sale. We expect to distribute any remaining amounts to our stockholders in a final distribution. However, if the contingency reserve is exceeded by the amount ultimately found payable in respect of expenses and liabilities, each stockholder could be held liable for his or her pro rata share of the excess, limited to the amounts received by the stockholders in distributions from us.

We cannot be certain of the amount of the distribution to our stockholders under the Plan of Liquidation.

Our current estimate is that there will be between $9.20 to $9.28 in cash per share of our common stock available for distribution over time to our stockholders. However, we cannot be certain of the amount available for distribution to our stockholders pursuant to the plan of liquidation.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to our stockholders.

Claims, liabilities and expenses from operations (including, but not limited to, operating costs such as salaries, directors' fees, directors' and officers' insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to close the Asset Sale and wind down operations in dissolution. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If we are unable to access income from the properties we acquire in the OP Recapitalization to help satisfy any such debts or claims and the available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful, or any, amounts to our stockholders.

We cannot be sure if or when the Transactions will be completed.

The consummation of the Transactions is subject to the satisfaction of various conditions and termination rights, many of which are beyond our control, including the approval of the Transactions by our stockholders, a termination right by either party if the Asset Sale is not completed by December 27, 2012 and a right of the Buyer to terminate the Sale Agreement at any time prior to the business day prior to the Special Meeting. We cannot guarantee that we will be able to satisfy the closing conditions set forth in the Sale Agreement. If we are unable to satisfy the closing conditions in the Sale Agreement or if we are unable to complete the OP Recapitalization, the Buyer will not be obligated to complete the Asset Sale and we may be obligated to pay the Buyer up to $14 million or reimburse the Buyer for out-of-pocket expenses up to $2.5 million.

If our stockholders do not approve each of the OP Recapitalization, the Asset Sale and Liquidation, or the OP Recapitalization is not completed or the Sale Agreement is otherwise terminated, we may seek another strategic transaction, including the sale of all or part of our business. Although we have had such discussions with various parties in the past, none of these parties may now have an interest in a strategic transaction with us or on terms that are acceptable to us.

We will incur significant expenses in connection with the Transactions, whether or not we complete them, and in certain circumstances pay a fee to the Buyer if the Asset Sale is terminated.

We expect to incur significant expenses related to the Transactions. These expenses include, but are not limited to, financial advisory, legal and accounting fees and expenses, employee expenses, filing fees, printing expenses, and other related charges.  In addition, if the Asset Sale is not approved by the stockholders and the Sale Agreement is terminated, we are required to reimburse the Buyer up to $2.5 million for out-of-pocket expenses. If the Sale Agreement is terminated for certain other reasons, including to accept a superior proposal, we may also be required to pay the Buyer up to $14 million.

Our stock transfer books will close on the date we file the articles of dissolution with the State Department of Assessments and Taxation of Maryland, after which we will discontinue recording transfers of shares of our common stock.

We intend to close our stock transfer books and discontinue recording transfers of shares of our common stock at the close of business on the date we file the articles of dissolution with the State Department of Assessments and Taxation of Maryland (the “Final Record Date”). Thereafter, certificates representing shares of our common stock will not be assignable or transferable on our books and accordingly any market for our shares of common stock will cease. The proportionate interests of all stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by us will be made solely to stockholders of record at the close of business on the Final Record Date.

Approval of the Transactions may lead to stockholder litigation which could result in substantial costs, distract our management and prevent us from completing the Asset Sale.

Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, often lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the proposed Transactions. As of the date of this quarterly report no such lawsuits were pending. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management’s attention from closing the Transactions and otherwise operating our business. If we do not prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of any such damages or the amounts incurred in connection with defending any such lawsuits, however, if applicable, any such damages and costs may be significant.  In addition, such a lawsuit may prevent us from closing the Asset Sale, which could result in the Buyer terminating the Sale Agreement and a return to the Buyer of its deposit.

Silicon Valley market and economic conditions.

In the Silicon Valley, market and economic conditions have been unprecedented and challenging with tighter credit conditions and modest growth through 2012. In 2012, continued concerns about the impact of inflation, the availability and cost of credit and a declining real estate market have contributed to increased market volatility and diminished expectations for the Silicon Valley economy and the real estate market, in particular. While recent economic data reflects moderate economic growth in the United States, these conditions, combined with low business and consumer confidence and high unemployment have contributed to high volatility and a zero-to-low growth business environment with businesses generally reluctant to take risks, expand operations and hire additional workers.  Substantial regulatory uncertainty and new burdens on businesses have contributed to the weak business environment.

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

As of September 30, 2012, we had R&D space available for lease representing approximately 29.4% of the total rentable square footage of our properties. In addition, leases representing approximately 377,000 rentable square feet are scheduled to expire in 2013. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. Declining rents in a number of our submarkets where our properties are located will affect our business adversely. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases or vacancy rate increases, our financial condition, results of operations, cash flows, could be adversely affected, and consequently, the quoted trading price of our security, our ability to satisfy our debt service obligations and to pay distributions to stockholders may be affected adversely as well.

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

Substantial Ownership Interest
The Berg Group currently owns common stock and O.P. Units representing approximately 73.9% of the equity interests in the operating partnerships and approximately 73.6% of our equity interests on a Fully Diluted basis as of September 30, 2012. The O.P. Units may be converted into shares of common stock, subject to limitations set forth in our charter and other agreements with the Berg Group, and upon conversion would represent voting control of our corporation. The Berg Group’s ability to exchange its O.P. Units for common stock permits it to exert substantial influence over the management and direction of our corporation. This influence increases our dependence on the Berg Group.

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

Related Party Debt
We are liable to the Berg Group under a mortgage loan of approximately $6.7 million due in June 2013, which was extended from the original maturity date of June 2010, in connection with our acquisition of the 5300-5350 Hellyer Avenue R&D properties that we acquired in May 2000 under the Berg land holdings option agreement. Also, funds from operations have not always been sufficient to fund both full dividend distributions and our full debt service obligations, so from time-to-time the Berg Group has provided short-term funding for dividend distributions, but is not obligated to do so. Due to the lack of large short-term credit facilities, and the favorable terms that have been provided to us by the Berg Group, we frequently rely on these short-term loans from the Berg Group, which may not always be available. As of the date of this report, we had no short-term debt owing to the Berg Group, but our need for such funding in the future is conceivable. If the Berg Group is unwilling or unable to provide such short-term debt funding, we will have to find other probably more expensive sources of funding or reduce dividend distributions. If we are unable to repay our debt to the Berg Group when due, the Berg Group could take action to enforce our payment obligations. Potential actions by the Berg Group to enforce these obligations could result in the foreclosure of one or more of our properties and a reduction in the amount of cash distributions to our stockholders. In turn, if we fail to meet the minimum distributions test because of a loan default or another reason, we could lose our REIT classification for federal income tax purposes. For more information please refer to Item 1A, “Risk Factors – Failure to satisfy federal income tax requirements for REITs could reduce our distributions, reduce our income and cause our stock price to fall.”

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

Our Substantial Indebtedness
Our properties are subject to substantial indebtedness. If we are unable to make required mortgage payments, we could sustain a loss as a result of foreclosure on our properties by the mortgagor. Furthermore, our mortgage loans may be subject to covenants that we are obligated to satisfy. For example, under our mortgage loan agreements with Northwestern Mutual Life Insurance Company, the payment of all $65.6 million outstanding as of September 30, 2012, could be accelerated upon the sale or certain other transfers of more than 51% of the total number of O.P. Units and shares of our common stock held by the members of the Berg Group. We do not expect there to be such a sale or transfer in the foreseeable future, other than in connection with a sale of the Company, the possibility of which is being explored currently by our management, and pursuant to which we would expect to make arrangements for the assumption or repayment this indebtedness. The members of the Berg Group have no obligation to us to refrain from any such sale or other transfer apart from a transaction involving the sale of the entire Company. We have adopted a policy of maintaining a consolidated ratio of debt to total market capitalization, which includes for this purpose the market value of all shares of common stock for which outstanding O.P. Units are exchangeable, of less than 50%. This ratio may not be exceeded without the approval of more than 75% of our entire board of directors. Our board of directors may vote to change this policy, however, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition, our operating results and our ability to make distributions to our stockholders.

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

There can be no assurance that we will not take impairment charges in the future related to the impairment of our assets. As of the nine months ended September 30, 2012, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. If any real estate asset held for sale is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on our results of operations and funds from operations in the period in which the charge is taken.

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

We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares for future sale, could have on the market price of our common stock. As of September 30, 2012, all outstanding shares of our common stock, other than shares controlled by affiliates, were eligible for sale in the public market without resale restrictions under the federal securities laws. Sales of substantial amounts of common stock, including shares issued in connection with the exercise of the exchange rights held by the limited partners of the operating partnerships, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. Additional shares of common stock may be issued to limited partners, subject to the applicable REIT qualification ownership limit, if they exchange their O.P. Units for shares of common stock pursuant to their exchange rights, or may be sold by us to raise funds required to purchase such O.P. Units if eligible limited partners elect to tender O.P. Units to us using their put rights. Shares of stock controlled by our affiliates may be sold subject to Rule 144, including the limitation under Rule 144(e) on the number of shares that may be sold within a three-month period. In addition, pursuant to a registration statement on Form S-3 declared effective by the SEC in April 2006, all shares of common stock acquired upon exchange of currently outstanding O.P. Units may be resold without any such restrictions. Additional common stock reserved under our 2004 Equity Incentive Plan, including stock options, also may be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock.

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

101
XBRL (eXtensive Business Reporting Language). The following financial materials from Mission West Properties, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. *

*
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

Mission West Properties, Inc.
(Registrant)

Date: November 8, 2012	By:	/s/ Carl E. Berg
Carl E. Berg
Chief Executive Officer

Date: November 8, 2012	By:	/s/ Wayne N. Pham
Wayne N. Pham
Vice President of Finance
(Principal Accounting Officer and Duly Authorized Officer)